Form 10-Q
period 1996-06-29
TRACTOR SUPPLY CO /DE/
filed 1996-08-02
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 29, 1996
                              -------------------------------------------------

                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    --------------------


                       Commission file number   000-23314


                             TRACTOR SUPPLY COMPANY
- - -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                      Delaware                                    13-3139732
- - ----------------------------------------------------         -------------------
          (State or Other Jurisdiction of                      (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)


   320 Plus Park Boulevard, Nashville, Tennessee                   37217
- - ---------------------------------------------------          ------------------
      (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code:             (615) 366-4600
                                                             -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                     ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                Class                            Outstanding at July 27, 1996
- - -------------------------------------          --------------------------------
    Common Stock, $.008 par value                         8,718,000





                                    1 of 10

                             TRACTOR SUPPLY COMPANY

                                     INDEX


                                                                        Page No.
                                                                        --------

Part  I.  Financial Information:

   Item 1.    Financial Statements:

              Balance Sheets -
               June 29, 1996 and December 30, 1995                        3

              Statements of Income -
               For the Fiscal Three and Six Months Ended
               June 29, 1996 and July 1, 1995                             4

              Statements of Cash Flows -
               For the Fiscal Six Months Ended
               June 29, 1996 and July 1, 1995                             5

              Notes to Unaudited Financial Statements                     6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7 - 8

Part II.  Other Information:

   Item 4.    Submission of Matters to a Vote of Security-Holders         9

   Item 6.    Exhibits and Reports on Form 8-K                            9




















                                    2 of 10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     JUNE 29,    DECEMBER 30,
                                                                       1996          1995
                                                                    ---------    -----------
                                                                    (UNAUDITED)

ASSETS
Current assets:
 Cash and cash equivalents .......................................  $ 15,521      $  5,087
 Accounts receivable, net ........................................     4,314         3,730
 Inventories .....................................................   130,538       112,700
 Prepaid expenses ................................................     3,870         5,017
                                                                    --------      --------
         Total current assets.....................................   154,243       126,534
                                                                    --------      --------
Land .............................................................     9,132        10,975
Buildings and improvements .......................................    38,955        36,481
Machinery and equipment ..........................................    15,222        13,377
                                                                    --------      --------
                                                                     63,309        60,833
Accumulated depreciation and amortization ........................  (17,203)      (15,763)
                                                                    --------      --------
 Property and equipment, net .....................................    46,106        45,070
                                                                    --------      --------
Deferred income taxes ............................................     1,526         1,526
Other assets .....................................................     1,074           999
                                                                    --------      --------
         Total assets.............................................  $202,949      $174,129
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................  $ 64,748      $ 36,525
 Accrued expenses ................................................    13,183        11,637
 Current maturities of long-term debt ............................       600           600
 Current portion of capital lease obligations ....................       966           966
 Income taxes currently payable ..................................     2,587         2,716
 Deferred income taxes ...........................................    10,240        10,240
                                                                    --------      --------
         Total current liabilities................................    92,324        62,684
                                                                    --------      --------
Revolving credit loan ............................................    10,000        15,093
Other long-term debt .............................................     6,287         6,579
Capital lease obligations ........................................     3,763         4,186
Other long-term liabilities ......................................       942           856
Excess of fair value of assets acquired over cost less accumulated
 amortization of $2,425 and $2,335, respectively .................     1,165         1,255
Redeemable preferred stock .......................................     1,763         3,525
Stockholders' equity:
 Common stock, 9,500,000 shares authorized; $.008 par value;
  8,718,000 shares issued and outstanding in 1996 and 1995 .......        70            70
 Additional paid in capital ......................................    41,685        41,685
 Retained earnings ...............................................    44,950        38,196
                                                                    --------      --------
  Total stockholders' equity .....................................    86,705        79,951
                                                                    --------      --------
         Total liabilities and stockholders' equity ..............  $202,949      $174,129
                                                                    ========      ========




         The accompanying notes are an integral part of this statement.


                                    3 of 10

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    FOR THE FISCAL       FOR THE FISCAL
                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 --------------------  ------------------
                                                  JUNE 29,   JULY 1,   JUNE 29,  JULY 1,
                                                   1996       1995       1996      1995
                                                 ---------  ---------  --------  --------
                                                     (UNAUDITED)          (UNAUDITED)

Net sales .....................................   $146,717   $123,618  $227,874  $195,118

Cost of merchandise sold ......................    108,920     92,087   169,515   145,781
                                                  --------   --------  --------  --------

  Gross margin ................................     37,797     31,531    58,359    49,337

Selling, general and administrative expenses ..     23,247     19,044    44,010    36,341

Depreciation and amortization .................        852        604     1,589     1,168
                                                  --------   --------  --------  --------

  Income from operations ......................     13,698     11,883    12,760    11,828

Interest expense, net .........................        566        250     1,235       605
                                                  --------   --------  --------  --------

  Income before income taxes ..................     13,132     11,633    11,525    11,223

Income tax provision ..........................      5,264      4,656     4,621     4,492
                                                  --------   --------  --------  --------

  Net income ..................................   $  7,868   $  6,977  $  6,904  $  6,731
                                                  ========   --------  ========  ========

  Net income per share ........................   $    .90   $    .79  $    .78  $    .75
                                                  ========   ========  ========  ========





















         The accompanying notes are an integral part of this statement.


                                    4 of 10

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              FOR THE FISCAL SIX MONTHS ENDED
                                                            ----------------------------------
                                                             JUNE 29,                JULY 1,
                                                               1996                    1995
                                                            ----------             -----------
                                                                       (UNAUDITED)

Cash flows from operating activities:
 Net income ...............................................  $  6,904              $  6,731
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization expense ..................     1,589                 1,168
   Gain on sale of property and equipment .................      (181)                 (206)
   Change in assets and liabilities:
    Accounts receivable ...................................      (584)               (1,507)
    Inventories ...........................................   (17,838)              (22,329)
    Prepaid expenses ......................................     1,147                (1,709)
    Accounts payable ......................................    28,223                18,265
    Accrued expenses ......................................     1,546                (1,124)
    Income taxes currently payable ........................      (129)                  (57)
    Other .................................................      (304)                  508
                                                              -------              --------
Net cash provided by (used in) operating activities .......    20,373                  (260)
                                                              -------              --------
Cash flows from investing activities:
  Capital expenditures ....................................    (3,533)               (3,586)
  Proceeds from sale of property and equipment ............     1,314                   372
                                                              -------              --------
Net cash used in investing activities .....................    (2,219)               (3,214)
                                                              -------              --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit loan .    (5,093)                    --
  Principal payments under capital lease obligations ......      (423)                 (403)
  Repayment of long-term debt .............................      (292)                 (263)
  Payment of preferred stock dividends ....................      (150)                 (247)
  Repurchase of preferred stock ...........................    (1,762)               (2,350)
                                                              -------              --------
Net cash used in financing activities .....................    (7,720)               (3,263)
                                                              -------              --------
Net increase (decrease) in cash and cash equivalents ......    10,434                (6,737)

Cash and cash equivalents at beginning of period ..........     5,087                13,999
                                                              -------              --------

Cash and cash equivalents at end of period ................  $ 15,521              $  7,262
                                                             ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest .................................................  $ 1,346               $    726
 Income taxes .............................................    4,748                  4,479






         The accompanying notes are an integral part of this statement.


                                    5 of 10

                             TRACTOR SUPPLY COMPANY

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995. The results of operations for the fiscal three and six month periods are not necessarily indicative of results for the full fiscal year.

     In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 29, 1996 and its results of operations for the fiscal three and six month periods ended June 29, 1996 and July 1, 1995 and its cash flows for the fiscal six month periods ended June 29, 1996 and July 1, 1995.

Inventories

     The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,202,000 and $5,593,000 higher than reported at June 29, 1996 and December 30, 1995, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

     Net income per share for the Company for the fiscal three and six month periods ended June 29, 1996 and July 1, 1995 is calculated based on the weighted average number of shares of common stock outstanding of 8,718,000 for each of the fiscal three and six month periods, after giving effect to preferred stock dividends of $55,722 and $126,222 for the fiscal three and six month periods ended June 29, 1996, respectively, and $98,000 and $216,000 for the fiscal three and six month periods ended July 1, 1995, respectively.

NOTE 2 - SEASONALITY:

     The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - PREFERRED STOCK REPURCHASE:

     On May 24, 1996, the Company repurchased 1,762 shares of the Series B Preferred Stock at a total repurchase price of approximately $1,771,000 (including accrued dividends totaling approximately $9,000).

NOTE 4 - SUBSEQUENT EVENT:

     In July 1996, the Company entered into an amendment (the "First Amendment") to its revolving credit agreement with The First National Bank of Boston, as agent and for itself, and First American National Bank (the "Credit Agreement") whereby the Company (i) increased the maximum total commitments available under the Credit Agreement from $30 million to $45 million and (ii) extended the expiration date of the Credit Agreement from August 31, 1997 to August 31, 1999 (the date upon which any remaining borrowings must be repaid). There were no changes to any of the other material terms and conditions of the Credit Agreement as a result of the First Amendment.



                                    6 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following describes material changes in results of operations for the fiscal three and six months ended June 29, 1996 and July 1, 1995, and significant developments affecting the financial condition of the Company since the end of the fiscal year, December 30, 1995, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995.

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended June 29, 1996 and July 1, 1995

     Net sales increased 18.7% to $146.7 million for the second quarter of fiscal 1996 from $123.6 million for the second quarter of fiscal 1995. Net sales rose 16.8% to $227.9 million for the first six months of fiscal 1996 from $195.1 million for the first six months of fiscal 1995. The sales increases resulted primarily from new and relocated stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 2.6% for the second quarter of fiscal 1996 and .9% for the first six months of fiscal 1996 over the corresponding periods in the prior fiscal year. The Company opened 19 new retail farm stores (six in the second quarter of fiscal 1996) and relocated three stores during the first six months of fiscal 1996. The Company opened 12 new retail farm stores (six in the second quarter of fiscal 1995) and relocated one store during the first six months of fiscal 1995. Comparable store sales for the second quarter of fiscal 1996 were adversely impacted by unfavorable weather conditions, primarily the late spring weather throughout most of the country, which unfavorably impacted sales in the month of April, and the drought conditions in Texas, which unfavorably impacted sales throughout the quarter. At June 29, 1996, the Company operated 203 retail farm stores (in 24 states) versus 177 stores (in 22 states) at July 1, 1995.

     The gross margin rate increased .3 percentage points to 25.8% of sales for the second quarter of fiscal 1996 and .3 percentage points to 25.6% of sales for the first six months of fiscal 1996 over the corresponding periods in the prior fiscal year. The gross margin rate increase resulted primarily from the positive mix effect of sales of lower margin spring seasonal merchandise representing a smaller portion of total sales than in the corresponding periods a year ago.

     As a percentage of sales, selling, general and administrative ("SG&A") expenses increased .4 percentage points to 15.8% of sales for the second quarter of fiscal 1996 and increased .7 percentage points to 19.3% of sales for the first six months of fiscal 1996 primarily due to costs associated with new and relocated stores as well as from the leverage loss resulting from the soft comparable store sales performance. On an absolute basis, SG&A expenses increased 22.1% to $23.2 million for the second quarter of fiscal 1996 and increased 21.1% to $44.0 million for the first six months of fiscal 1996. The increased dollar amounts were primarily attributable to costs associated with new store openings and relocations (new and relocated stores have considerably higher occupancy costs, primarily rent, than existing stores). Depreciation and amortization expense increased 41.1% and 36.0% over the prior year for the second quarter and the first six months of fiscal 1996, respectively, due mainly to costs associated with new and relocated stores. Net interest expense increased 126.4% to $.6 million in the second quarter of fiscal 1996 and increased 104.1% to $1.2 million in the first six months of fiscal 1996 primarily due to additional borrowings required to support the new store growth.

     The Company's effective tax rate increased slightly to 40.1% for the second quarter and first six months of fiscal 1996, compared to 40.0% for the second quarter and first six months of fiscal 1995.

     As a result of the foregoing factors, net income for the second quarter of fiscal 1996 increased 12.8% to $7.9 million from $7.0 million for the second quarter of fiscal 1995. Net income for the first six months of fiscal 1996 increased 2.6% to $6.9 million from $6.7 million for the first six months of fiscal 1995. As a percentage of sales, net income decreased .2 percentage points to 5.4% of sales for the second quarter of fiscal 1996 from 5.6% of sales for the second quarter of fiscal 1995 and decreased .4 percentage points to 3.0% of sales for the first six months of fiscal 1996 from 3.4% of sales for the first six months of fiscal 1995.



                                    7 of 10

LIQUIDITY AND CAPITAL RESOURCES

     In addition to normal operating expenses, the Company's primary ongoing cash requirements are those necessary for the Company's expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement and short-term trade credit.

     In July 1996, the Company entered into an amendment (the "First Amendment") to its revolving credit agreement with The First National Bank of Boston, as agent and for itself, and First American National Bank (the "Credit Agreement") whereby the Company (i) increased the maximum total commitments available under the Credit Agreement from $30 million to $45 million and (ii) extended the expiration date of the Credit Agreement from August 31, 1997 to August 31, 1999 (the date upon which any remaining borrowings must be repaid). There were no changes to any of the other material terms and conditions of the Credit Agreement as a result of the First Amendment.

     The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At June 29, 1996, the Company's inventories had increased $17.8 million to $130.5 million from $112.7 million at December 30, 1995. This increase resulted primarily from additional inventory for new stores. Short-term trade credit, which represents a source of financing for inventory, increased $28.2 million to $64.7 million at June 29, 1996 from $36.5 million at December 30, 1995. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

     At June 29, 1996, the Company had working capital of $61.9 million, which represented a $2.0 million decrease from December 30, 1995. This decrease resulted primarily from accounts payable increasing at a faster rate than inventories as well as from an increase in accrued expenses (mainly due to timing of payments) and a decrease in prepaid expenses (mainly due to new and relocated stores), largely offset by an increase in cash and cash equivalents and an increase in accounts receivable (mainly due to sales increases).

     Operations provided net cash of $20.4 million and used net cash of $.3 million in the first six months of fiscal 1996 and 1995, respectively. The increase in net cash provided in the first six months of fiscal 1996 resulted primarily from accounts payable increasing at a faster rate than inventories in the first six months of fiscal 1996 compared to inventories increasing at a faster rate than accounts payable in the first six months of fiscal 1995, as well as from the timing of certain prepaid expenses and accrued expenses compared to the prior year.

     Cash used in investing activities of $2.2 million for the first six months of fiscal 1996 represented a $1.0 million decrease from cash used in the first six months of fiscal 1995 of $3.2 million. The decrease in net cash used in investing activities was primarily due to increased proceeds from the sale of property and equipment, principally excess vacant properties, during the first six months of fiscal 1996 compared to fiscal 1995.

     Financing activities in the first six months of fiscal 1996 used $7.7 million in cash which represented a $4.5 million increase in net cash used over the $3.3 million in net cash used in the first six months of fiscal 1995. This increase in net cash used resulted primarily from net repayments of borrowings under the Credit Agreement totalling approximately $5.1 million during the first six months of fiscal 1996 compared to no net repayments in the first six months of fiscal 1995, partially offset by the repurchase of fewer shares of preferred stock in the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

     The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.



                                    8 of 10

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   (a) The Company's Annual Meeting of Stockholders was held on April 25, 1996 at the Company's corporate headquarters in Nashville, Tennessee.

   (b) The stockholders elected for three-year terms all Class II directors nominated for election (Thomas J. Hennesy, III, Joseph D. Maxwell and Joseph M. Rogers) as set forth in the proxy statement dated March 22, 1996. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:


                                            Current Term as
                            Name            Director Expires
                            ----            ----------------
                   Joseph H. Scarlett, Jr.  1997
                   Gerald E. Newkirk        1997
                   S. P. Braud              1997
                   Thomas O. Flood          1998
                   Douglas J. Tigert        1998


   (c) (1) The stockholders elected three Class II directors for three-year terms ending at the 1999 Annual Meeting of Stockholders.



                           Name                    For              Withheld
                           ----                    ---              --------
                  Thomas J. Hennesy, III        7,788,977           32,710
                  Joseph D. Maxwell             7,788,977           32,710
                  Joseph M. Rogers              7,787,936           33,751


   (c)  (2) The stockholders ratified the reappointment of Price
            Waterhouse LLP as independent certified public accountants of the Company for the fiscal year ending December 28, 1996.



                        For          Against     Abstain         Non-Vote
                        ---          -------     -------         --------
                     7,813,305        2,000       6,382             0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule (SEC Use Only)

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 29, 1996.




                                    9 of 10

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRACTOR SUPPLY COMPANY




Date:  August 2, 1996              By:  /s/ Thomas O. Flood
                                      -------------------------------------
                                            Thomas O. Flood
                                            Senior Vice President -
                                            Administration and
                                            Finance, Treasurer and
                                            Chief Financial Officer
                                            (Duly Authorized Officer &
                                            Principal Financial Officer)


















                                    10 of 10