Form 10-Q
period 1996-09-28
TRACTOR SUPPLY CO /DE/
filed 1996-11-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q







(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 28, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period  from                     to
                                --------------------   ------------------------

                       Commission file number  000-23314
                                             ------------

                             TRACTOR SUPPLY COMPANY
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



               Delaware                                    13-3139732
---------------------------------------------  -------------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


320 Plus Park Boulevard, Nashville, Tennessee                 37217
---------------------------------------------  -------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:           (615) 366-4600
                                                     -------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                  Class                       Outstanding at October 26, 1996
       -----------------------------          -------------------------------
       Common Stock, $.008 par value                      8,718,000







                                    1 of 12

                             TRACTOR SUPPLY COMPANY

                                     INDEX




                                                                             Page No.
                                                                             --------
Part  I.  Financial Information:


    Item 1.   Financial Statements:

              Balance Sheets -
               September 28, 1996 and December 30, 1995                          3


              Statements of Income -
               For the Fiscal Three and Nine months Ended
               September 28, 1996 and September 30, 1995                         4


              Statements of Cash Flows -
               For the Fiscal Nine months Ended
               September 28, 1996 and September 30, 1995                         5


              Notes to Unaudited Financial Statements                            6


    Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             7 - 8


Part II.  Other Information:


    Item 6.   Exhibits and Reports on Form 8-K                                   9




                                    2 of 12

                       PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 28,   DECEMBER 30,
                                                                          1996           1995
                                                                      ------------    -----------
                                                                       (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .......................................      $ 11,082        $  5,087
 Accounts receivable, net ........................................         4,676           3,730
 Inventories .....................................................       133,971         112,700
 Prepaid expenses ................................................         3,426           5,017
                                                                        --------        --------
Total current assets .............................................       153,155         126,534
                                                                        --------        --------
Land .............................................................         8,870          10,975
Buildings and improvements .......................................        40,142          36,481
Machinery and equipment ..........................................        15,707          13,377
                                                                        --------        --------
                                                                          64,719          60,833
Accumulated depreciation and amortization ........................       (18,019)        (15,763)
                                                                        --------        --------
 Property and equipment, net .....................................        46,700          45,070
                                                                        --------        --------
Deferred income taxes ............................................         1,526           1,526
Other assets .....................................................         1,071             999
                                                                        --------        --------
Total assets .....................................................      $202,452        $174,129
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................      $ 56,341        $ 36,525
 Accrued expenses ................................................        13,742          11,637
 Current maturities of long-term debt ............................           600             600
 Current portion of capital lease obligations ....................           966             966
 Income taxes currently payable ..................................         1,551           2,716
 Deferred income taxes ...........................................        10,240          10,240
                                                                        --------        --------
Total current liabilities ........................................        83,440          62,684
                                                                        --------        --------
Revolving credit loan ............................................        16,500          15,093
Other long-term debt .............................................         6,135           6,579
Capital lease obligations ........................................         3,512           4,186
Other long-term liabilities ......................................           991             856
Excess of fair value of assets acquired over cost less accumulated
 amortization of $2,470 and $2,380, respectively .................         1,120           1,255
Redeemable preferred stock .......................................         1,763           3,525
Stockholders' equity:
 Common stock, 9,500,000 shares authorized; $.008 par value;
  8,718,000 shares issued and outstanding in 1996 and 1995 .......            70              70
 Additional paid in capital ......................................        41,685          41,685
 Retained earnings ...............................................        47,236          38,196
                                                                        --------        --------
  Total stockholders' equity .....................................        88,991          79,951
                                                                        --------        --------
Total liabilities and stockholders' equity .......................      $202,452        $174,129
                                                                        ========        ========




         The accompanying notes are an integral part of this statement.


                                    3 of 12

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    FOR THE FISCAL        FOR THE FISCAL
                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 --------------------  --------------------
                                                 SEPT. 28,  SEPT. 30,  SEPT. 28,  SEPT. 30,
                                                   1996       1995       1996       1995
                                                 --------------------  --------------------
                                                      (UNAUDITED)           (UNAUDITED)

Net sales .....................................   $104,990    $88,296   $332,864   $283,414

Cost of merchandise sold ......................     77,860     65,414    247,375    211,195
                                                  --------    -------   --------   --------
  Gross margin ................................     27,130     22,882     85,489     72,219

Selling, general and administrative expenses ..     21,791     18,059     65,801     54,400

Depreciation and amortization .................        883        634      2,472      1,802
                                                  --------    -------   --------   --------
  Income from operations ......................      4,456      4,189     17,216     16,017

Interest expense, net .........................        632        465      1,867      1,070
                                                  --------    -------   --------   --------
  Income before income taxes ..................      3,824      3,724     15,349     14,947

Income tax provision ..........................      1,538      1,488      6,159      5,980
                                                  --------    -------   --------   --------

  Net income ..................................   $  2,286    $ 2,236   $  9,190   $  8,967
                                                  ========    =======   ========   ========

  Net income per share ........................   $    .26    $   .25   $   1.04   $   1.00
                                                  ========    =======   ========   ========







         The accompanying notes are an integral part of this statement.


                                    4 of 12

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            FOR THE FISCAL NINE MONTHS ENDED
                                                            ---------------------------------
                                                                SEPT. 28,       SEPT. 30,
                                                                  1996            1995
                                                            --------------   ----------------
                                                                      (UNAUDITED)

Cash flows from operating activities:
Net income ................................................    $   9,190       $  8,967
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization expense ...................        2,472          1,802
  Gain on sale of property and equipment ..................         (378)          (206)
  Change in assets and liabilities:
   Accounts receivable ....................................         (946)        (1,029)
   Inventories ............................................      (21,271)       (38,628)
   Prepaid expenses .......................................        1,591           (324)
   Accounts payable .......................................       19,815         25,543
   Accrued expenses .......................................        2,105           (934)
   Income taxes currently payable .........................       (1,165)        (1,351)
   Other ..................................................         (269)           418
                                                               ---------        -------
Net cash provided by (used in) operating activities .......       11,144         (5,742)
                                                               ---------       --------
Cash flows from investing activities:
 Capital expenditures .....................................       (5,342)        (6,029)
 Proceeds from sale of property and equipment .............        1,816          1,045
                                                               ---------       --------
Net cash used in investing activities .....................       (3,526)        (4,984)
                                                               ---------       --------
Cash flows from financing activities:
 Net borrowings (repayments) under revolving credit loan ..        1,407         10,169
 Principal payments under capital lease obligations .......         (674)          (600)
 Repayment of long-term debt ..............................         (444)          (400)
 Payment of preferred stock dividends .....................         (150)          (247)
 Repurchase of preferred stock ............................       (1,762)        (2,350)
                                                               ---------       --------
Net cash provided by (used in) financing activities .......       (1,623)         6,572
                                                               ---------       --------
Net increase (decrease) in cash and cash equivalents ......        5,995         (4,154)
Cash and cash equivalents at beginning of period ..........        5,087         13,999
                                                               ---------       --------
Cash and cash equivalents at end of period ................    $  11,082       $  9,845
                                                               =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest .................................................    $   1,867       $  1,078
 Income taxes .............................................        7,337          7,262







         The accompanying notes are an integral part of this statement.


                                    5 of 12

                             TRACTOR SUPPLY COMPANY

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995. The results of operations for the fiscal three and nine month periods are not necessarily indicative of results for the full fiscal year.

     In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of September 28, 1996 and its results of operations for the fiscal three and nine month periods ended September 28, 1996 and September 30, 1995 and its cash flows for the fiscal nine month periods ended September 28, 1996 and September 30, 1995.

Inventories

     The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,469,000 and $5,593,000 higher than reported at September 28, 1996 and December 30, 1995, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

     Net income per share for the Company for the fiscal three and nine month periods ended September 28, 1996 and September 30, 1995 is calculated based on the weighted average number of shares of common stock outstanding of 8,718,000 for each of the fiscal three and nine month periods, after giving effect to preferred stock dividends of $35,259 and $161,482 for the fiscal three and nine month periods ended September 28, 1996, respectively, and $70,500 and $286,390 for the fiscal three and nine month periods ended September 30, 1995, respectively.

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

NOTE 4 - REVOLVING CREDIT AGREEMENT:

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



                                    6 of 12

NOTE 5 - STOCK PURCHASE PLAN:

     In July 1996, the Company adopted the 1996 Associate Stock Purchase Plan (the "ASPP") to allow eligible associates of the Company the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. In August 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the shares of common stock to be sold under the ASPP. Continuance of the ASPP is subject to its approval by the Company's stockholders at the Company's 1997 annual meeting. In addition, although the Company has authorized the sale of 1,000,000 shares of common stock under the ASPP, 500,000 of such shares will be available only if the Company's stockholders approve an appropriate increase in the number of authorized shares of the Company's common stock.




                                    7 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following describes material changes in results of operations for the fiscal three and nine month periods ended September 28, 1996 and September 30, 1995, and significant developments affecting the financial condition of the Company since the end of the Company's prior fiscal year, December 30, 1995, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 1995.

     In July 1996, the Company adopted the 1996 Associate Stock Purchase Plan (the "ASPP") to allow eligible associates of the Company the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. In August 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the shares of common stock to be sold under the ASPP. Continuance of the ASPP is subject to its approval by the Company's stockholders at the Company's 1997 annual meeting. In addition, although the Company has authorized the sale of 1,000,000 shares of common stock under the ASPP, 500,000 of such shares will be available only if the Company's stockholders approve an appropriate increase in the number of authorized shares of the Company's common stock.

RESULTS OF OPERATIONS

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 28, 1996 and September 30, 1995

     Net sales increased 18.9% to $105.0 million for the third quarter of fiscal 1996 from $88.3 million for the third quarter of fiscal 1995. Net sales rose 17.4% to $332.9 million for the first nine months of fiscal 1996 from $283.4 million for the first nine months of fiscal 1995. The sales increases resulted primarily from new and relocated stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 4.6% for the third quarter of fiscal 1996 and 2.1% for the first nine months of fiscal 1996 over the corresponding periods in the prior fiscal year. The Company opened 19 new retail farm stores (none in the third quarter of fiscal
1996) and relocated three stores during the first nine months of fiscal 1996. The Company opened 19 new retail farm stores (seven in the third quarter of fiscal 1995) and relocated one store during the first nine months of fiscal 1995. The comparable store sales increase for the third quarter of fiscal 1996 (up 4.6%) reflected a continuing improvement over the comparable store sales increases for the second quarter of 1996 (up 2.6%) and the first quarter of 1996 (down 1.9%). Sales for the third quarter of fiscal 1996 benefited from
(i) the new fall season merchandising and marketing programs, (ii) hurricane Fran, and (iii) the aggressive markdown program undertaken to clear merchandise as well as stimulate customer traffic. At September 28, 1996, the Company operated 204 retail farm stores (in 24 states) versus 184 stores (in 22 states) at September 30, 1995.

     The gross margin rate decreased .1 percentage points to 25.8% of sales for the third quarter of fiscal 1996 and increased .2 percentage points to 25.7% of sales for the first nine months of fiscal 1996 over the corresponding periods in the prior fiscal year. The gross margin rate decrease in the third quarter resulted primarily from additional markdowns taken during the third quarter of fiscal 1996 as discussed above. The gross margin rate increase for the first nine months of fiscal 1996 resulted primarily from the positive mix effect of sales of lower margin spring seasonal merchandise representing a smaller portion of total sales than in the corresponding period a year ago.

     As a percentage of sales, selling, general and administrative ("SG&A") expenses increased .2 percentage points to 20.7% of sales for the third quarter of fiscal 1996 and increased .6 percentage points to 19.8% of sales for the first nine months of fiscal 1996 primarily due to costs associated with new and relocated stores as well as from the leverage loss resulting from the soft comparable store sales performance. On an absolute basis, SG&A expenses increased 20.7% to $21.8 million for the third quarter of fiscal 1996 and increased 21.0% to $65.8 million for the first nine months of fiscal 1996.
The increased dollar amounts were primarily attributable to costs associated with new store openings and relocations (new and relocated stores have considerably higher occupancy costs, primarily rent, than existing stores). Depreciation and amortization expense increased 39.3% and 37.2% over the prior year for the third quarter and the first nine months of fiscal 1996, respectively, due mainly to costs associated with new and relocated stores.
Net interest expense increased 35.9% to $.6 million in the third quarter of fiscal 1996 and increased 74.5% to $1.9 million in the first nine months of fiscal 1996 primarily due to additional borrowings required to support the new store growth.



                                    8 of 12

     The Company's effective tax rate increased slightly to 40.2% for the third quarter and 40.1% for the first nine months of fiscal 1996, compared to 40.0% for the third quarter and first nine months of fiscal 1995.

     As a result of the foregoing factors, net income for the third quarter of fiscal 1996 increased 2.2% to $2.3 million from $2.2 million for the third quarter of fiscal 1995. Net income for the first nine months of fiscal 1996 increased 2.5% to $9.2 million from $9.0 million for the first nine months of fiscal 1995. As a percentage of sales, net income decreased .3 percentage points to 2.2% of sales for the third quarter of fiscal 1996 from 2.5% of sales for the third quarter of fiscal 1995 and decreased .5 percentage points to 2.7% of sales for the first nine months of fiscal 1996 from 3.2% of sales for the first nine months of fiscal 1995.

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

     The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At September 28, 1996, the Company's inventories had increased $21.3 million to $134.0 million from $112.7 million at December 30, 1995. This increase resulted primarily from additional inventory for new
stores.   Short-term trade credit, which represents a source of financing for inventory, increased $19.8 million to $56.3 million at September 28, 1996 from $36.5 million at December 30, 1995. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

     At September 28, 1996, the Company had working capital of $69.7 million, which represented a $5.9 million increase from December 30, 1995. This increase resulted primarily from an increase in cash and cash equivalents (partially due to timing of payments) and, to a lesser extent, an increase in inventory without a corresponding increase in accounts payable, as well as a decrease in income taxes currently payable and an increase in accounts receivable (mainly due to sales increases), partially offset by an increase in accrued expenses (mainly due to timing of payments).

     Operations provided net cash of $11.1 million and used net cash of $5.7 million in the first nine months of fiscal 1996 and 1995, respectively. The increase in net cash provided in the first nine months of fiscal 1996 resulted primarily from accounts payable increasing at nearly the same rate as inventories in the first nine months of fiscal 1996 compared to inventories increasing at a significantly faster rate than accounts payable in the first nine months of fiscal 1995, as well as from the timing of certain prepaid expenses and accrued expenses compared to the prior year.

     Cash used in investing activities of $3.5 million for the first nine months of fiscal 1996 represented a $1.5 million decrease from cash used in the first nine months of fiscal 1995 of $5.0 million. The decrease in net cash used in investing activities was primarily due to increased proceeds from the sale of property and equipment, principally excess vacant properties, during the first nine months of fiscal 1996 compared to fiscal 1995.



                                    9 of 12

     Financing activities in the first nine months of fiscal 1996 used $1.6 million in cash which represented a $8.2 million increase in net cash used over the $6.6 million in net cash provided in the first nine months of fiscal 1995. This increase in net cash used resulted primarily from net borrowings under the Credit Agreement totaling approximately $1.4 million during the first nine months of fiscal 1996 compared to $10.2 million in the first nine months of fiscal 1995, partially offset by the repurchase of fewer shares of preferred stock in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

     The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.



                                    10 of 12

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1.   First Amendment to Revolving Credit Agreement, dated as of
                July 31, 1996, among the Company and The First National Bank of Boston, as agent and for itself and First American National Bank.

        10.2.   Amended and Restated Revolving Credit Note, dated as of
                July 31, 1996, issued by the Company to First American National Bank in the aggregate principal amount of $20 million.

        10.3. 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).

        27. Financial Data Schedule (only submitted to SEC in electronic format).

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 28, 1996.




                                    11 of 12

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRACTOR SUPPLY COMPANY



Date:    November 4, 1996     By: /s/ Thomas O. Flood
         ----------------         ----------------------------------------------
                                  Thomas O. Flood
                                  Senior Vice President - Administration and
                                  Finance, Treasurer and Chief Financial Officer
                                  (Duly Authorized Officer & Principal
                                  Financial Officer)



                                    12 of 12