Form 10-K405
period 1996-12-28
TRACTOR SUPPLY CO /DE/
filed 1997-03-21
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K


(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended  December 28, 1996
                                              --------------------

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from            to
                                                   -----------    ------------

                       Commission file number   000-23314
                                              -------------
                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                         13-3139732
---------------------------------                   ----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

320 Plus Park Boulevard,
Nashville, Tennessee                                            37217
---------------------------------                   ----------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:       (615) 366-4600
                                                    ----------------------------
Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.008 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 1997, was $61,323,399. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                         Outstanding at January 31, 1997
----------------------------------        ------------------------------------
  Common Stock, $.008 par value                        8,718,000


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Overview

Tractor Supply Company, a Delaware corporation ("TSC" or the "Company"), is a specialty retailer which supplies the daily farming and maintenance needs of its target customers: hobby, part-time and full-time farmers, as well as suburban customers, contractors and tradesmen. The Company operates the largest number of retail farm stores in the United States. TSC's 208 stores, located in 24 states, typically range in size from 12,000 to 14,000 square feet of inside space and utilize at least as many square feet of outside space. Stores are located in rural communities and in the outlying areas of large cities where farming is a significant factor in the local economy.

The Company meets the daily farming and maintenance needs of its target customers with a comprehensive selection of farm maintenance products (fencing, tractor parts and accessories, agricultural spraying equipment and tillage parts); animal products (specialty feeds, supplements, medicines, veterinary supplies and livestock feeders); general maintenance products (air compressors, welders, generators, pumps, plumbing and tools); lawn and garden products (riding mowers, tillers and fertilizers); light truck equipment; work clothing and other products. The Company does not sell large tractors, combines, bulk chemicals or bulk fertilizers. The Company's merchandising strategy combines this comprehensive product selection with strong inventory support.

The Company was founded in 1938 as a catalog mail order tractor parts supplier. In 1978, Fuqua Industries, Inc. acquired the Company, and in 1982 Fuqua, in turn, sold the Company to a group of investors, including three members of the Company's current senior management team, all three of whom are principal stockholders. Between the acquisition in 1982 and 1996, the Company's sales have increased from $122.5 million to $449.0 million and the Company has opened 101 stores and closed 17 stores.

Seasonality and Weather

The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the farming industry's planting and harvesting seasons and the sale of seasonal products. The Company has typically operated at a net loss in the first fiscal quarter of each year. Unseasonable weather and excessive rain, drought, or early or late frosts may also affect the Company's sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

Business Strategy

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

   Market Niche.   The Company has identified a specialized market niche
   supplying the daily farming and maintenance needs of hobby, part-time and full-time farmers. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

   Customer Service.   The Company's number one priority is customer service.
   It offers its customers a high level of in-store service through motivated, well trained, technically proficient Store Associates. The Company believes the ability of its Store Associates to provide friendly, responsive, technical assistance is valued by its customers and helps to promote strong customer loyalty and repeat shopping. TSC's commitment to customer service is further enhanced by its "satisfaction guaranteed" policy and its special order program.

   Technology.   Management strives to improve operating efficiencies and
   reduce costs through the use of modern technologies. The Company utilizes an integrated computerized inventory management and point-of-sale system that permits the entire store network to communicate with the Company's distribution centers and its management headquarters. The Company believes that this integrated system results in lower inventory carrying costs, improved in-stock positions and enhanced inventory control, as well as management and purchasing efficiencies.

   Store Locations. The Company's strategy is to locate its stores in rural communities and outlying areas of large cities where farming is a significant factor in the local economy. The Company believes it has developed a sophisticated, proven methodology to select its new store sites.

   Product Selection.   The Company offers a comprehensive selection of high
   quality, nationally recognized brand name and private label products, focused principally on the needs of the hobby, part-time and full-time farmer. The Company seeks to offer an extensive assortment of merchandise in specialized products. The Company's full line of product offerings is supported by a strong in-stock inventory position. An average store displays approximately 12,000 different products.

   Pricing.   The Company utilizes a "low prices everyday" strategy to
   consistently offer its products at competitive prices. The Company monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

   Vendor Partnering.   The Company has established close working relationships
   with many of its principal vendors to manage stock levels, develop new products, plan promotions and design merchandise displays. The Company intends to expand its vendor partnering strategy to include most of its other key vendors.

   Advertising.   To generate store traffic and position TSC as a destination store, the Company promotes broad selections of merchandise with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising.

   Store Environment.   TSC's stores are open, clean, bright and offer a
   pleasant atmosphere with disciplined product presentation, attractive displays, both inside and outside the store, and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable Store Associates in order to provide a friendly, enjoyable shopping experience.

Growth Strategy

The Company's growth strategy is to increase sales and profitability at existing stores through continuing improvements in product mix and operating efficiencies and through new store openings and relocations. Since the beginning of fiscal 1992, the Company has opened 63 new stores and relocated
16. Of these 79 stores, 52 have been open more than one year and have generated average net sales that are approximately 26.4% per annum greater than those of existing stores. During this period, the Company has also closed six stores (excluding relocations). Management believes that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new markets.

The Company plans to open 25 new stores in 1997, 28 in 1998 and additional stores thereafter. As of January 31, 1997, the Company has opened four new stores in Seguin, Texas; Chillicothe, Ohio; Asheville, North Carolina; and Campbellsville, Kentucky and approximately eight additional stores are scheduled to open in the first quarter of 1997.

The Company's strategy is to lease its new stores. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $800,000 to $1,000,000, the majority of which is for initial inventory and capital expenditures, principally leasehold improvements, fixtures and equipment, and the balance of which is for store opening expenses. The Company may selectively purchase individual store locations or small chains of stores if opportunities arise and management believes the store sites are located in prime real estate locations.

The Company plans to relocate approximately one store in 1997 and an average of
one or two additional stores each year over the next several years.   Store
relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $250,000 to $500,000 depending on whether the Company is responsible for any renovation or remodeling costs. The Company has experienced average sales increases in excess of 30% in the year subsequent to relocation for stores relocated over the past five years.

The Company plans to extensively remodel an average of one or two of its strong performing stores each year over the next several years, none of which are scheduled for 1997. The estimated cash required to complete a major remodeling typically ranges from $150,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $25,000 to $75,000.

Store Environment and Merchandising

The Company's stores are designed and managed to create a pleasant environment, maximize sales and operating efficiencies and make shopping an enjoyable experience. The Company's stores are clean, open and bright. The average Company store has approximately 12,200 square feet of inside selling space.
The Company typically utilizes at least 12,000 square feet of outside space from which it merchandises certain farm-related and lawn and garden products. Visual displays inside and outside can be changed easily for seasonal products and promotions and space can be reallocated easily among departments.

The following chart indicates the average percentages of sales represented by each of the major product categories during fiscal 1996, 1995 and 1994:

                                              Percent of Total Sales
                                           ----------------------------
              Product Category              1996         1995     1994
              ----------------            ------       ------   ------
      Farm maintenance .........             19%          19%      18%
      Animal care ..............             16           15       15
      General maintenance ......             17           17       16
      Lawn and garden ..........             18           21       24
      Light truck maintenance ..             14           13       13
      Work clothing and other ..             16           15       14
                                            ---          ---      ---
                                            100%         100%     100%
                                            ===          ===      ===


The Company's stores carry a consistent merchandise mix, tailored to some extent to specific regional needs and store size, and stock an average of 12,000 products. The Company's stores carry a wide selection of quality, nationally recognized name brand merchandise. The Company also markets private label merchandise under the Huskee, Traveller, Harvest Supreme, Retriever and Dumor registered trademarks. Management believes that selling these nationally recognized brands next to the Company's own high quality, private label merchandise offers its customers a range of products at various price points and helps build customer loyalty. The Company believes that it has also increased sales by distributing to in-store customers an easy-reference "blue book" catalog containing the descriptions and prices for thousands of its products.

The Company uses a "power merchandising" selling strategy. Under this strategy, selected merchandise is given special emphasis through prominent displays, a comprehensive product line and strong inventory support.

Customer Service

The Company's number one priority is customer service. Store Associates are the key to quality customer service, and the Company seeks to provide them with decision-making authority and training to enable them to meet customer needs.

Store Associates are authorized to special order virtually any non-stocked item a customer may need. The Company also has a "satisfaction guaranteed" policy: if customers are not satisfied, Store Associates are authorized to offer to repair or exchange the product, or offer store credits or refunds, irrespective of when the product was purchased. The Company believes that by providing these services it improves customer satisfaction, builds customer loyalty and generates repeat business.

The Company devotes considerable resources to training its Store Associates, often in cooperation with its vendors. The Company's training programs include
(i) a full management training program for manager trainees which covers all aspects of the Company's operations, (ii) product knowledge video tapes covering over 175 products, (iii) semi-annual retail training skills classes,
(iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from its management headquarters. The Company seeks to hire and train Store Associates with farming backgrounds.

The Company provides financial incentives to its district managers, store managers, manager trainees, sales managers and sales clerks through incentive compensation programs based on the achievement of sales and/or profitability goals. The Company believes that its incentive compensation programs increase the motivation and overall performance of its Store Associates and the Company's ability to attract and retain qualified personnel.

Purchasing and Distribution

The Company offers an extensive selection of farm maintenance and other specialty products. The Company has established arrangements with certain of its principal vendors to develop new products, plan promotions, review marketing strategies, manage stock levels and develop merchandise displays.
The Company is pursuing similar arrangements with other key vendors. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 2,000 vendors, the five largest of which accounted for less than 20% of the Company's total purchases in fiscal 1996 and none of which accounted for more than 10% of the Company's purchases during such year. The Company has no long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Approximately 750 vendors participate in the Company's electronic data interchanges ("EDI") system which makes it possible for the Company to place purchase orders electronically. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's merchandise purchasing is centrally managed.

The Company operates a 339,000 square foot distribution center in Indianapolis, Indiana and a 144,000 square foot distribution center in Omaha, Nebraska, from which it serviced approximately 126 stores and 82 stores, respectively, at December 28, 1996. The Company also intends to utilize smaller, strategically located "cross-dock" facilities to support the main distribution centers and transportation system network. The first such cross-dock facility, a 50,000 square foot distribution center located in Waco, Texas, was opened in the fall of 1996 and supports the Company's stores located in the Southwest region of the country. The Company's current plans call for the opening of a similar cross-dock facility, a 28,000 square foot distribution center to be located in Winston-Salem, North Carolina, in 1997 to support the Company's growth and expansion plans in the Southeast region of the country. In fiscal 1996, the Company received approximately 67% of its merchandise through these distribution facilities, with the balance delivered directly to the Company's stores. The main distribution centers ship to each store at least twice a week during peak periods through a dedicated contract carrier. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

Management Information and Control Systems

The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system, a purchase order management system, a replenishment system, a merchandise planning system and full sales, inventory and gross margin management reporting systems. These systems are fully integrated and track merchandise from order through sale. All operational data from these systems is also fully integrated with the Company's financial systems.

The Company is constantly assessing and upgrading its management information and control systems to support its growth, reduce and control costs, improve internal controls and operating efficiencies and facilitate better decision-making. In 1996, the Company completed the installation of an advanced point-of-sale store information system which has reduced customer check-out time, improved inventory control and enhanced overall productivity. The Company also completed the installation of several more advanced financial systems in 1996 (and plans to complete the installation of another major financial system by the end of the second fiscal quarter of 1997) which are expected to improve financial reporting and controls, enhance administrative efficiencies and provide the flexibility to support the Company's growth plans. The estimated cost of these new systems was approximately $7.0 million to $7.5 million for the 154 stores included in the original installation plan. The estimated incremental cost of completing the installation of these new systems is approximately $2.0 million, which reflects 54 additional stores and other enhancements, such as scanning, not originally planned.

Competition

The Company operates in a highly competitive market. While the Company believes it has successfully differentiated itself from general merchandise, home center and other specialty retailers, the Company faces select competition from these entities, as well as competition from independently owned retail farm stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

Management and Employees

As of December 28, 1996, the Company employed approximately 1,300 full-time and approximately 1,200 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 90 employees of the Company's two main distribution centers were covered by collective bargaining agreements. During 1996, the Company entered into new collective bargaining agreements with the union memberships at the Indianapolis, Indiana and Omaha, Nebraska distribution centers on terms and conditions similar to those in the previous contracts. The new collective bargaining agreements at the Indianapolis, Indiana and Omaha, Nebraska distribution centers expire in April 2000 and August 1999, respectively.

Management believes its district managers, store managers and other supervisory personnel have contributed significantly to the Company's performance. Management encourages the participation of all Store Associates in decision making, regularly solicits input and suggestions from Store Associates and responds to the suggestions expressed by Company employees. Management believes it has good relationships with its employees.

Most of the Company's senior management, district managers and store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 7.0 years and 6.3 years, respectively. Management believes internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience, will provide the management structure necessary to support expected store growth.

ITEM 2. PROPERTIES

As of December 28, 1996, the Company leased its three distribution facilities and its management headquarters, owned 74 stores (23 of which are subject to mortgages) and leased 134 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. None of the store leases or mortgages individually is material to the Company's operations. The leases at its Indianapolis, Indiana, Omaha, Nebraska and Waco, Texas distribution facilities expire in 2000, 1999 and 1998 respectively, and the lease for its management headquarters expires in 2007. Eight of the Company's stores and its management headquarters are leased from affiliated parties. See Item 13. "Certain Relationships and Related Transactions".

As of December 28, 1996, the Company operated 208 stores in 24 states as follows:


                        Number                           Number
        State         of Stores      State              of Stores
        -----         ---------      -----              ---------
        Texas           29           Nebraska              6
        Ohio            28           North Carolina        6
        Michigan        21           Missouri              5
        Indiana         17           Pennsylvania          5
        Tennessee       17           South Dakota          4
        Illinois        12           Virginia              4
        Iowa            10           Maryland              2
        Kentucky        10           Mississippi           1
        North Dakota     8           Montana               1
        Kansas           7           New York              1
        Arkansas         6           Oklahoma              1
        Minnesota        6           Wisconsin             1


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, other than routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's business. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company. State and local regulations in the United States that are designed to protect consumers or the environment have an increasing influence on product claims, contents and packaging.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 28, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 1997.

The following is a list of the names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:


           Name                                      Position                             Age
           ----                                      --------                             ---
Joseph H. Scarlett, Jr. ..  Chairman of the Board, Chief Executive Officer and Director   54
Gerald E. Newkirk ........  President, Chief Operating Officer and Director               50
Thomas O. Flood ..........  Senior Vice President-Administration and Finance,             50
                            Treasurer, Chief Financial Officer and Director
John R. Pearson ..........  Senior Vice President-Merchandising                           48
John W. Atkins ...........  Vice President-Farm Merchandising                             34
Blake A. Fohl ............  Vice President-Marketing                                      37
Lawrence Goldberg ........  Vice President-Logistics                                      54
Leo H. Haberer ...........  Vice President-Real Estate                                    56
Michael J. Kincaid .......  Vice President-Controller and Secretary                       39



           Name                          Position                                         Age
           ----                          --------                                         ---
Gary M. Magoni ...........  Vice President-Operations (Region I)                          50
James R. McMurray ........  Vice President-Information Technology and                     30
                            Chief Information Officer
Stanley L. Ruta ..........  Vice President-Operations (Region II)                         45
Daisy L. Vanderlinde .....  Vice President-Human Resources                                45

__________________

Joseph H. Scarlett, Jr. became Chairman and Chief Executive Officer of the Company in February 1993 after having served as President and Chief Operating Officer of the Company since 1987. Between 1979 and 1987, Mr. Scarlett served as Vice President-Personnel, Senior Vice President-Administration and Executive Vice President-Operations of the Company. Prior to 1979, Mr. Scarlett held operational positions, including District Supervisor and Personnel Director, with Two Guys Discount Stores in New Jersey over a 15 year period. Mr. Scarlett has served as a director of the Company since 1982. Mr. Scarlett is currently a member of the International Mass Retail Association Board.

Gerald E. Newkirk became President and Chief Operating Officer of the Company in February 1993 after having served as Executive Vice President of the Company in charge of Operations and Merchandising since 1987 and as Vice President of the Company in charge of merchandising from 1981 to 1987. From 1979 to 1981, Mr. Newkirk was involved with store operations, first as a District Manager and subsequently as a Regional Vice President of the Company. Prior to 1979, he was a District Manager for Grossman's Lumber. Mr. Newkirk has served as a director of the Company since 1985. Mr. Newkirk is currently a member of the National FFA Foundation Sponsor Board.

Thomas O. Flood became Senior Vice President of Administration and Finance, Treasurer and Chief Financial Officer of the Company in January 1996 after having served as Vice President of Administration and Finance of the Company since 1984 and as Chief Financial Officer and Treasurer since June 1993. Mr. Flood previously served as Vice President of Finance of the Company from 1982 to 1984, as Controller from 1981 to 1982 and in various financial and management information systems capacities between 1969 and 1981. Mr. Flood has served as a director of the Company since 1985.

John R. Pearson became Senior Vice President of Merchandising of the Company in January 1997 after having served as Senior Vice President of Merchandising and Logistics of the Company since October 1993, as Vice President and General Merchandise Manager of the Company since November 1991 and as Regional Vice President of Operations of the Company from 1987 to 1991. Mr. Pearson has also held various operational positions since joining the Company in 1970.

John W. Atkins became Vice President of Farm Merchandising of the Company in December 1996 after having served as Division Merchandise Manager of Farm Products of the Company since July 1995 and as a Buyer of the Company since July 1992. From 1986 to 1992, Mr. Atkins held various positions, including most recently Division Manager-Field & Stream with Bass Pro Shops Outdoor World. From 1983 to 1986, Mr. Atkins held various retail management positions with K-Mart Corporation.

Blake A. Fohl became Vice President of Marketing of the Company in December 1996 after having served as Director of Marketing of the Company since June 1995 and as a Buyer of the Company since August 1992. Mr. Fohl previously served as Divisional Manager of Green Seed Company from 1989 to 1992, as a Dairy Specialist with Purina Mills from 1986 to 1989 and as a store manager for Southern States Cooperative from 1981 to 1986.

Lawrence Goldberg became Vice President of Logistics of the Company in 1993 after having served as Director of Distribution of the Company since October 1992. Mr. Goldberg previously served as the Senior Vice President of Merchandising and Marketing of Paccar Automotive Inc. from 1991 to 1992, the General Manager of Al's Auto Supply (a subsidiary of Paccar Automotive Inc.) from 1990 to 1991, the Director of Stores Division of Fuller O'Brien Paint Corporation from 1988 to 1990 and the Director of Stores of Saxon Paint & Home Care Centers from 1980 to 1988.

Leo H. Haberer has served as Vice President of Real Estate of the Company since 1989. Prior to 1989, Mr. Haberer served as a Regional Vice President of the Company from 1975 to 1989 and as a store manager and zone manager from 1970 to 1975.

Michael J. Kincaid became Vice President-Controller and Secretary of the Company in January 1996 after having served as the Controller of the Company since June 1991 and as the Secretary of the Company since May 1993. From 1981 to 1991, Mr. Kincaid held various management and staff accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

Gary M. Magoni has served as a Vice President of Operations of the Company since 1989. Mr. Magoni previously served as a District Manager for Gold Circle Stores (a subsidiary of Federated Department Stores) from 1982 to 1988.

James R. McMurray became Vice President of Information Technology and Chief Information Officer of the Company in January 1996 after having served as Vice President of Management Information Systems of the Company since December 1994. Mr. McMurray previously served as Vice President of Horizon Systems from July 1993 to December 1994 and as Vice President of Retail Information Systems for LDI Corporation from June 1991 through June 1993. From 1987 to June 1991, Mr. McMurray served as Chairman and President of Ergonomic Systems Corporation, a leading developer of retail information systems technology located in Brunswick, Ohio.

Stanley L. Ruta has served as a Vice President of Operations of the Company since March 1994. Mr. Ruta previously served as Vice President of Store Planning and Development and Vice President of Store Operations of Central Tractor Farm and Family Center, Inc. from 1988 to 1994. From 1976 to 1988, Mr. Ruta held various other operation positions with Central Tractor Farm and Family Center, Inc., including District Manager from 1985 to 1988.

Daisy L. Vanderlinde became Vice President of Human Resources in April 1996. Ms. Vanderlinde previously served as Vice President - Human Resources for Marshalls, Inc. from 1990 to 1996. From 1979 to 1990, Ms. Vanderlinde held various management and human resources positions, including most recently Divisional Vice President - Human Resources, with The Broadway Stores, Inc., a division of Carter Hawley Hale Stores, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:


                                          Price Range
                            --------------------------------------
                              Fiscal 1996           Fiscal 1995
                            ----------------     -----------------
                              High     Low        High      Low
                            -------  -------     -------   -------
    First Quarter           $27 1/2  $19 3/4     $24 1/4   $20 1/4
    Second Quarter          $27 1/4  $22         $22 1/4   $18 1/4
    Third Quarter           $23 1/2  $20 3/4     $24 1/2   $19
    Fourth Quarter          $22 3/4  $19 5/8     $20 1/2   $14 5/8


As of January 31, 1997, the approximate number of record holders of the Company's Common Stock was 61 (excluding individual participants in nominee security position listings) and the approximate number of beneficial holders of the Company's Common Stock was 1,500.

The Company has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain all earnings for future operation and expansion of its business and, therefore, does not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company's Board of Directors and subject to the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. In addition, the Company is required to pay dividends on its outstanding Series B Preferred Stock before it pays any dividends on its Common Stock. The Company is also restricted from paying cash dividends by the terms of the note agreement which relates to mortgage notes on certain of its properties.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Financial and Operating Highlights" on page 9 of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 15 of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Report of Independent Accountants", "Balance Sheets", "Statements of Income", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", and "Notes to Financial Statements" on pages 15 through 28 of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 11 of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Class III Directors and Information Regarding Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 5 and 23, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1997 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board - Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee's Report on Executive Compensation", and "Performance Graph" on pages 5, 6 and 15 through 20 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 23 and 24 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Interests of Management in Certain Transactions" on pages 21 and 22 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 1997 is incorporated herein by reference.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)       Financial Statements                                                 Page

              The following financial statements and related notes of the Company contained on pages 15 through 28 of the Company's Annual
              Report to Stockholders for the fiscal year ended December 28, 1996 are incorporated herein by reference:

              Report of Independent Accountants.................................

              Balance Sheets - December 28, 1996 and December 30, 1995..........

              Statements of Income - Fiscal Years Ended December 28, 1996,
              December 30, 1995 and December 31, 1994...........................

              Statement of Changes in Stockholders' Equity - Fiscal Years Ended
              December 28, 1996, December 30, 1995 and December 31, 1994........

              Statements of Cash Flows - Fiscal Years Ended December 28, 1996,
              December 30, 1995 and December 31, 1994...........................

              Notes to Financial Statements.....................................

(a) (2)       Financial Statement Schedules

              None

              Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)       Exhibits

              The exhibits listed in the Index to Exhibits, which appears on pages 14 through 18 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRACTOR SUPPLY COMPANY

     Date:  March 21, 1997             By: /s/ Thomas O. Flood
                                          ------------------------
                                          Thomas O. Flood
                                          Senior Vice President -
                                          Administration
                                          and Finance, Treasurer and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                                     Title                               Date
---------                                     -----                               ----


/s/ Joseph H. Scarlett, Jr.*         Chairman of the Board, Chief            March 21, 1997
----------------------------         Executive Officer and Director
Joseph H. Scarlett, Jr.              (Principal Executive Officer)


/s/  Gerald E. Newkirk*              President, Chief Operating              March 21, 1997
----------------------------         Officer and Director
Gerald E. Newkirk

/s/ Thomas O. Flood                  Senior Vice President - Administration  March 21, 1997
----------------------------         and Finance, Treasurer, Chief
Thomas O. Flood                      Financial Officer and Director
                                     (Principal Financial and
                                     Accounting Officer)


/s/ Thomas J. Hennesy, III*          Director                                March 21, 1997
----------------------------
Thomas J. Hennesy, III

/s/ Joseph D. Maxwell*               Director                                March 21, 1997
----------------------------
Joseph D. Maxwell

/s/ S.P. Braud*                      Director                                March 21, 1997
------------------------------
S.P. Braud

/s/ Joseph M. Rodgers*               Director                                March 21, 1997
--------  --------------------
Joseph M. Rodgers


*By: /s/ Thomas O. Flood
     -------------------
     Thomas O. Flood
     Attorney-in-fact by authority
     of Power of Attorney

                                       13

                               INDEX TO EXHIBITS



                                                                               Page Number
Exhibit                                                                       by Sequential
Number                      Description                                      Numbering System
-------                     -----------                                      ----------------
 2.1       Plan of Reorganization and Exchange Agreement, dated as of May 1,
           1991, between the Company and Thomas J. Hennesy, III (filed as
           Exhibit 2.1 to Registrant's Registration Statement on Form S-1,
           Registration No. 33-73028, filed with the Commission on December 17,
           1993, and incorporated herein by reference).

 3.1 Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit
           3.5 to Amendment No.2 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on February
           14, 1994, and incorporated herein by reference).

 3.2 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on April
           28, 1995 (filed as Exhibit 1 to Registrant's Quarterly Report on Form
           10-Q, filed with the Commission on August 8, 1995, Commission File
           No. 000-23314, and incorporated herein by reference).

 3.3       Amended and Restated By-laws of the Company as currently in effect
           (filed as Exhibit 3.7 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on December
           17, 1993, and incorporated herein by reference).

 4.1 Form of Specimen Certificate representing the Company's Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No.
           33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.1       Revolving Credit Agreement, dated as of August 31, 1994, among the
           Company, The First National Bank of Boston, as agent and for itself, and First American National Bank (filed as Exhibit 1 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on November
           9, 1994, Commission File No. 000-23314, and incorporated herein by reference).

10.2       Revolving Credit Note, dated as of August 31, 1994, issued by the
           Company to The First National Bank of Boston in the aggregate principal amount of $25 million (filed as Exhibit 2 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on November
           9, 1994, Commission File No. 000-23314, and incorporated herein by reference).

10.3       Revolving Credit Note, dated as of August 31, 1994, issued by the
           Company to First American National Bank in the aggregate principal amount of $5 million (filed as Exhibit 3 to Registrant's Quarterly
           Report on Form 10-Q, filed with the Commission on November 9, 1994,
           Commission File No. 000-23314, and incorporated herein by reference).

10.4       First Amendment to Revolving Credit Agreement, dated as of July 31,
           1996, among the Company and The First National Bank of Boston, as agent and for itself and First American National Bank (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q,
           Commission File No. 000-23314, filed with the Commission on November
           6, 1996, and incorporated herein by reference).


                                                                               Page Number
Exhibit                                                                       by Sequential
Number                      Description                                      Numbering System
-------                     -----------                                      ----------------
10.5       Amended and Restated Revolving Credit Note, dated as of July 31,
           1996, issued by the Company to First American National Bank in the aggregate principal amount of $20 million (filed as Exhibit 10.2 to
           Registrant's Quarterly Report on Form 10-Q, Commission File No.
           000-23314, filed with the Commission on November 6, 1996, and incorporated herein by reference).

10.6 Note Agreement (the "Note Agreement"), dated as of April 1, 1988, among the Company, The Mutual Life Insurance Company of New York and
           MONY Life Insurance Company of America (filed as Exhibit 10.3 to
           Registrant's Registration Statement on Form S-1, Registration No.
           33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.7       First Amendment to Note Agreement, dated April 1, 1991, among the
           Company, The Mutual Life Insurance Company of New York and MONY Life
           Insurance Company of America (filed as Exhibit 10.4 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.8 Second Amendment to Note Agreement, dated as of February 1, 1992, among the Company, The Mutual Life Insurance Company of New York and
           MONY Life Insurance Company of America (filed as Exhibit 10.5 to
           Registrant's Registration Statement on Form S-1, Registration No.
           33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.9 Third Amendment to Note Agreement, dated as of July 1, 1993, among the Company, The Mutual Life Insurance Company of New York and MONY
           Life Insurance Company of America (filed as Exhibit 10.6 to
           Registrant's Registration Statement on Form S-1, Registration No.
           33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.10 Form of Adjustable Rate First Mortgage Notes due January 1, 2004 issued by the Company to The Mutual Life Insurance Company of New
           York and MONY Life Insurance Company of America pursuant to the Note
           Agreement, as amended (filed as Exhibit 10.7 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.11      Form of Mortgage, dated as of May 10, 1988, from the Company to The
           Mutual Life Insurance Company of New York pursuant to the Note
           Agreement, as amended (filed as Exhibit 10.8 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.12 Ground Lease Agreement, dated as of July 1, 1991, between the Company and GOF Indiana Corp. (relating to Plainfield, Indiana store) (filed as Exhibit 10.10 to Registrant's Registration Statement on Form S-1,
           Registration No. 33-73028, filed with the Commission on December 17,
           1993, and incorporated herein by reference).

10.13 Indenture of Lease, dated as of September 1, 1991, between the Company and GOF Indiana Corp. (relating to Plainfield, Indiana store)
           (filed as Exhibit 10.11 to Registrant's Registration Statement on
           Form S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).


                                                                                     Page Number
Exhibit                                                                             by Sequential
Number                      Description                                            Numbering System
-------                     -----------                                            ----------------
10.14      Indenture of Lease, dated as of January 1, 1986, between the Company and Thomas J., III and Cheryl D. Hennesy (relating to Corpus Christi,
           Texas store) (filed as Exhibit 10.12 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the
           Commission on December 17, 1993, and incorporated herein by reference).

10.15 Indenture of Lease, dated as of August 1, 1994, between the Company and Thomas J., III and Cheryl D. Hennesy (relating to Paris, Texas store) (filed as Exhibit 10.13 to Registrant's Annual Report on Form
           10-K, filed with the Commission on March 15, 1995, Commission File
           No. 000-23314, and incorporated herein by reference).

10.16 Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph H., Jr. and Dorothy F. Scarlett (relating to Omaha,
           Nebraska store) (filed as Exhibit 10.14 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the
           Commission on December 17, 1993, and incorporated herein by reference).

10.17 Indenture of Lease, dated as of January 1, 1986, between the Company and Gerald E. and Gail E. Newkirk (relating to Waterloo, Iowa store)
           (filed as Exhibit 10.15 to Registrant's Registration Statement on
           Form S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.18      Amendment No. 1 to Lease Agreement, dated July 1, 1992, between the
           Company and Gerald E. and Gail E. Newkirk (relating to Waterloo, Iowa store) (filed as Exhibit 10.16 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.19 Indenture of Lease, dated as of January 1, 1986, between the Company and Gerald E. and Gail E. Newkirk (relating to Sioux Falls, South
           Dakota store) (filed as Exhibit 10.17 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the
           Commission on December 17, 1993, and incorporated herein by reference).

10.20 Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. and Juliann K. Maxwell (relating to Nashville,
           Tennessee store) (filed as Exhibit 10.18 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the
           Commission on December 17, 1993, and incorporated herein by reference).

10.21 Indenture of Lease, dated as of January 1, 1986, between the Company and Thomas O. and Vickie Flood (relating to Mandan, North Dakota store) (filed as Exhibit 10.19 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.22 Indenture of Lease, dated as of September 15, 1986, between the Company and GOF Partners (relating to Nashville, Tennessee management headquarters) (filed as Exhibit 10.20 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the
           Commission on December 17, 1993, and incorporated herein by reference).


                                                                                            Page Number
       Exhibit                                                                             by Sequential
       Number                      Description                                            Numbering System
       -------                     -----------                                            ----------------
       10.23      Consulting and Noncompetition Agreement, dated as of May 1, 1991, between the Company and Thomas J. Hennesy, III (filed as Exhibit
                  10.21 to Registrant's Registration Statement on Form S-1,
                  Registration No. 33-73028, filed with the Commission on December 17,
                  1993, and incorporated herein by reference).

       10.24      Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.28 to Registrant's Registration Statement on Form S-1, Registration No.
                  33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.25      TSC Industries, Inc. Employee 401(k) Retirement Plan (including the
                  Notices of the First, Second, Third, Fourth and Fifth Amendments
                  thereto and the Trust Agreement forming a part thereof) (filed as
                  Exhibit 10.29 to Registrant's Registration Statement on Form S-1,
                  Registration No. 33-73028, filed with the Commission on December 17,
                  1993, and incorporated herein by reference).

       10.26      Form of Notice of the Revised Sixth Amendment to the TSC Industries,
                  Inc. Employee 401(k) Retirement Plan (filed as Exhibit 10.30 to
                  Amendment No. 1 to Registrant's Registration Statement on Form S-1,
                  Registration No. 33-73028, filed with the Commission on January 31,
                  1994, and incorporated herein by reference).

       10.27      Executive Incentive Plan of the Company (filed as Exhibit 10.31 to
                  Registrant's Registration Statement on Form S-1, Registration No.
                  33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.28      Form of Deferred Compensation Agreement constituting the Deferred
                  Compensation Plan of the Company (filed as Exhibit 10.32 to
                  Registrant's Registration Statement on Form S-1, Registration No.
                  33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.29      Certificate of Insurance relating to the Medical Expense
                  Reimbursement Plan of the Company (filed as Exhibit 10.33 to
                  Registrant's Registration Statement on Form S-1, Registration No.
                  33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.30      Summary plan description of the Executive Life Insurance Plan of the
                  Company (filed as Exhibit 10.34 to Registrant's Registration
                  Statement on Form S-1, Registration No. 33-73028, filed with the
                  Commission on December 17, 1993, and incorporated herein by reference).

 -     10.31      Agreement, effective August 1, 1996, between the Company and General
                  Drivers & Helpers Union, Local # 554.

 -     10.32      Agreement, effective April 1, 1996, between the Company and
                  Chauffeurs, Teamsters, Warehousemen and Helpers, Local Union No. 135.

       10.33      Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as
                  Exhibit 4.4 to Registrant's Registration Statement on Form S-8,
                  Registration No. 333-10699, filed with the Commission on August 23,
                  1996, and incorporated herein by reference).


                                                                                            Page Number
       Exhibit                                                                             by Sequential
       Number                      Description                                            Numbering System
       -------                     -----------                                            ----------------
       10.34     Indemnification Agreement, dated January 27, 1994, between the Company and Thomas O. Flood (filed as Exhibit 10.38 to Amendment No. 1 to
                 Registrant's Registration Statement on Form S-1, Registration No.
                 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

 -     13.1      Annual Report to Stockholders for the fiscal year ended December 28,
                 1996.

 -     23.1      Consent of Price Waterhouse LLP.

       24.1      Power of Attorney (filed as Exhibit 24.1 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 15, 1995, Commission
                 File No. 000-23314, and incorporated herein by reference).

       24.2      Power of Attorney (filed as Exhibit 24.2 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 20, 1996, Commission
                 File No. 000-23314, and incorporated herein by reference).

 -     27.1      Financial Data Schedule (only submitted to SEC in electronic format).



-------------------------
 -      Filed herewith.