Form 10-Q
period 1997-03-29
TRACTOR SUPPLY CO /DE/
filed 1997-05-02
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 29, 1997
                              --------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                 13-3139732
---------------------------------------------      -----------------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                    Identification No.)


320 Plus Park Boulevard, Nashville, Tennessee                  37217
---------------------------------------------      -----------------------------
  (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code:       (615) 366-4600
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                           Outstanding at April 26, 1997
---------------------------------------------      -----------------------------
        Common Stock, $.008 par value                        8,719,119

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                            Page No.
                                                                            --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                March 29, 1997 and December 28, 1996                           3

              Statements of Income -
                For the Fiscal Three Months Ended
                March 29, 1997 and March 30, 1996                              4

              Statements of Cash Flows -
                For the Fiscal Three Months Ended
                March 29, 1997 and March 30, 1996                              5

              Notes to Unaudited Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7 - 9

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                                10


                                    2 of 11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       MARCH 29,        DECEMBER 28,
                                                                                          1997              1996
                                                                                      -----------       -----------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $     7,933       $    12,948
  Accounts receivable, net........................................................          6,869             4,930
  Inventories.....................................................................        158,532           124,082
  Prepaid expenses................................................................          2,101             1,657
                                                                                      -----------       -----------
         Total current assets.....................................................        175,435           143,617
                                                                                      -----------       -----------
Land..............................................................................         10,035            10,178
Buildings and improvements........................................................         42,048            40,114
Machinery and equipment...........................................................         19,058            18,117
                                                                                      -----------       -----------
                                                                                           71,141            68,409
Accumulated depreciation and amortization.........................................        (19,985)          (18,883)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................         51,156            49,526
                                                                                      -----------       -----------
Deferred income taxes.............................................................          1,064             1,064
Other assets......................................................................          1,395             1,375
                                                                                      -----------       -----------
         Total assets.............................................................    $   229,050       $   195,582
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $    75,716       $    47,591
  Accrued expenses................................................................         16,177            15,973
  Current maturities of long-term debt............................................            665               665
  Current portion of capital lease obligations....................................          1,007             1,020
  Income taxes currently payable..................................................            699             2,897
  Deferred income taxes...........................................................          9,517             9,517
                                                                                      -----------       -----------
         Total current liabilities................................................        103,781            77,663
                                                                                      -----------       -----------
Revolving credit loan.............................................................         20,654            12,000
Other long-term debt..............................................................          5,754             5,914
Capital lease obligations.........................................................          3,022             3,252
Other long-term liabilities.......................................................            986               949
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,560 and $2,515, respectively.................................          1,030             1,075
Redeemable preferred stock........................................................          1,763             1,763
Stockholders' equity:
  Common stock, 9,500,000 shares authorized; $.008 par value; 8,719,119
   and 8,718,000 shares issued and outstanding in 1997 and 1996, respectively.....             70                70
  Additional paid in capital......................................................         41,705            41,685
  Retained earnings...............................................................         50,285            51,211
                                                                                      -----------       -----------
    Total stockholders' equity....................................................         92,060            92,966
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   229,050       $   195,582
                                                                                      ===========       ===========

         The accompanying notes are an integral part of this statement.


                                    3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE FISCAL THREE MONTHS ENDED
                                                                               ---------------------------------
                                                                               MARCH 29,               MARCH 30,
                                                                                 1997                     1996
                                                                              ----------               ---------
                                                                                          (UNAUDITED)
Net sales..............................................................       $   96,409               $  81,157
Cost of merchandise sold...............................................           72,256                  60,595
                                                                              ----------               ---------
     Gross margin......................................................           24,153                  20,562
Selling, general and administrative expenses...........................           24,089                  20,763
Depreciation and amortization..........................................            1,028                     737
                                                                              ----------               ---------
     Loss from operations..............................................             (964)                   (938)
Interest expense, net..................................................              580                     669
                                                                              ----------               ---------
     Loss before income taxes..........................................           (1,544)                 (1,607)
Income tax benefit.....................................................             (618)                   (643)
                                                                              ----------               ---------
     Net loss..........................................................       $     (926)              $    (964)
                                                                              ==========               ---------
     Net loss per share................................................       $     (.11)              $    (.12)
                                                                              ==========               =========




         The accompanying notes are an integral part of this statement.


                                    4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FOR THE FISCAL THREE MONTHS ENDED
                                                                                   ---------------------------------
                                                                                       MARCH 29,         MARCH 30,
                                                                                         1997              1996
                                                                                       --------          --------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net loss .....................................................................       $   (926)         $   (964)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization expense ....................................          1,028               737
      Loss (gain) on sale of property and equipment ............................            (82)               72
      Change in assets and liabilities:
        Accounts receivable ....................................................         (1,939)             (158)
        Inventories ............................................................        (34,450)          (31,420)
        Prepaid expenses .......................................................           (444)             (253)
        Accounts payable .......................................................         28,125            31,391
        Accrued expenses .......................................................            204              (719)
        Income taxes currently payable .........................................         (2,198)           (2,095)
        Other ..................................................................             (1)             (240)
                                                                                       --------          --------
Net cash used in operating activities ..........................................        (10,683)           (3,649)
                                                                                       --------          --------
Cash flows from investing activities:
    Capital expenditures .......................................................         (2,742)           (1,912)
    Proceeds from sale of property and equipment ...............................            139               998
                                                                                       --------          --------
Net cash used in investing activities ..........................................         (2,603)             (914)
                                                                                       --------          --------
Cash flows from financing activities:
    Net borrowings under revolving credit loan .................................          8,654             6,393
    Principal payments under capital lease obligations .........................           (243)             (212)
    Repayment of long-term debt ................................................           (160)             (144)
    Proceeds from issuance of common stock .....................................             20                --
                                                                                       --------          --------
Net cash provided by financing activities ......................................          8,271             6,037
                                                                                       --------          --------
Net increase (decrease) in cash and cash equivalents ...........................         (5,015)            1,474
Cash and cash equivalents at beginning of period ...............................         12,948             5,087
                                                                                       --------          --------
Cash and cash equivalents at end of period .....................................       $  7,933          $  6,561
                                                                                       ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest .....................................................................       $    483          $    625
  Income taxes .................................................................          1,580             1,452




         The accompanying notes are an integral part of this statement.


                                     5 of 11

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996. The results of operations for the fiscal three month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 29, 1997 and its results of operations and its cash flows for the fiscal three month periods ended March 29, 1997 and March 30, 1996.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,412,000 and $6,163,000 higher than reported at March 29, 1997 and December 28, 1996, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Loss Per Share

Net loss per share for the Company for the fiscal three month periods ended March 29, 1997 and March 30, 1996 is calculated based on the weighted average number of shares of common stock outstanding for the fiscal three month periods of 8,719,119 and 8,718,000, respectively, after giving effect to undeclared preferred stock dividends of $35,259 and $70,500, respectively.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three months ended March 29, 1997 and March 30, 1996, and significant developments affecting financial condition since the end of the fiscal year, December 28, 1996, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources and other capital market conditions and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

RESULTS OF OPERATIONS

The Fiscal Three Months (First Quarter) Ended March 29, 1997 and March 30, 1996

Net sales increased 18.8% to $96.4 million for the first quarter of fiscal 1997 from $81.2 million for the first quarter of fiscal 1996. This increase was primarily attributable to new and relocated stores, as comparable store sales (excluding relocations, using all stores open at least one year) increased 6.1% for the first quarter of fiscal 1997. The Company opened eleven new retail farm stores during the first quarter of fiscal 1997. The Company opened thirteen new retail farm stores and relocated three stores during the first quarter of fiscal 1996. Comparable store sales for the first quarter of fiscal 1997 benefited, particularly in late March, from favorable spring weather conditions that moved into several regions of the country in which the Company operates (comparable store sales increased in excess of 30% for the last twelve days of fiscal March). The Company continued to experience favorable comparable store sales increases during the first twenty days of fiscal April (comparable store sales increased in excess of 6% despite the brief period of unseasonably cold weather in mid-April). Additionally, early indications regarding two of the Company's major initiatives in 1997 to rejuvenate the merchandise mix (a completely revamped equine product line and a significantly enhanced power equipment product assortment) are favorable. Finally, sales from the Company's new stores continue to outperform the existing store base.

The gross margin rate decreased .2 percentage points to 25.1% of sales in the first quarter of fiscal 1997 from 25.3% of sales in the first quarter of fiscal 1996, primarily due to the adverse mix effect of increased sales of lower margin spring seasonal merchandise as well as from higher shrinkage expense. Despite the slight erosion in the first quarter's gross margin rate, however, the Company believes that its gross margin rate for the fiscal year will be at or slightly above last year's level.


                                    7 of 11

As a percent of sales, selling, general and administrative expenses decreased .6 percentage points to 25.0% of sales in the first quarter of fiscal 1997 from 25.6% of sales in the first quarter of fiscal 1996 primarily due to the Company's on-going efforts to control increases in operating expenses, the timing of costs attributable to new and relocated stores (the Company opened two fewer new stores and relocated three fewer existing stores than during the first quarter of fiscal 1996), and the efficiencies associated with increased sales in the period without a corresponding increase in overhead costs. Selling, general and administrative expenses increased 16.0% to $24.1 million in the first quarter of fiscal 1997 from $20.8 million in the first quarter of fiscal 1996. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base). Depreciation and amortization expense of $1.0 million for the first quarter of fiscal 1997 was up 39.5% over the first quarter of fiscal 1996, also mainly due to costs associated with new and relocated stores. Net interest expense decreased 13.3% to $.6 million in the first quarter of fiscal 1997 from $.7 million in the first quarter of fiscal 1996 primarily due to less borrowings being required to support the new store growth.

The Company's effective tax rate remained at 40.0% in the first quarter of fiscal 1997, consistent with the first quarter of fiscal 1996.

As a result of the foregoing factors, net loss decreased $.1 million to a $.9 million net loss in the first quarter of fiscal 1997 from a net loss of $1.0 million in the first quarter of fiscal 1996. As a percent of sales, net loss decreased .2 percentage points to (1.0)% of sales in the first quarter of fiscal 1997 from (1.2)% of sales in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are those necessary for the Company's expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement (the "Credit Agreement") and short-term trade credit.

The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At March 29, 1997, the Company's inventories had increased $34.4 million to $158.5 million from $124.1 million at December 28, 1996. This increase resulted primarily from additional inventory for new stores as well as planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $28.1 million to $75.7 million at March 29, 1997 from $47.6 million at December 28, 1996. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At March 29, 1997, the Company had working capital of $71.7 million, which represented a $5.7 million increase from December 28, 1996. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable as well as from an increase in trade accounts receivable (mainly due to sales increases) and a decrease in income taxes payable (mainly due to timing of payments), partially offset by a decrease in cash and cash equivalents.

Operations used net cash of $10.7 million and $3.6 million in the first quarter of fiscal 1997 and 1996, respectively. The increase in net cash used in the first quarter of fiscal 1997 resulted primarily from inventories increasing at a faster rate than accounts payable as compared to the first quarter of fiscal 1996, as well as from an increase in trade accounts receivable during the first quarter of fiscal 1997, partially offset by the timing of payments for accrued expenses.

Cash used in investing activities of $2.6 million for the first quarter of fiscal 1997 represented a $1.7 million increase over cash used in the first quarter of fiscal 1996 of $.9 million. The increase in cash used for capital expenditures during the first quarter of fiscal 1997 compared to the prior year (eleven new stores were opened during the first quarter of fiscal 1997 compared with thirteen new store openings and three relocations during the first quarter of fiscal 1996) was further impacted by decreased proceeds from the sale of property and equipment, principally excess vacant properties, during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.


                                    8 of 11

Financing activities in the first quarter of fiscal 1997 provided $8.3 million in cash which represented a $2.3 million increase in net cash provided over the $6.0 million in net cash provided in the first quarter of fiscal 1996. This increase in net cash provided resulted primarily from net short-term borrowings of approximately $8.7 million during the first quarter of fiscal 1997 compared to net borrowings of approximately $6.4 million in the first quarter of fiscal 1996.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.




                                    9 of 11

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 29, 1997.




                                    10 of 11

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRACTOR SUPPLY COMPANY



Date:  May 2, 1997      By: /s/ Thomas O. Flood
     ----------------      --------------------------------------------------
                                 Thomas O. Flood
                                  Senior Vice President - Administration and
                                  Finance, Treasurer and Chief Financial Officer (Duly Authorized Officer & Principal
                                  Financial Officer)




                                    11 of 11