Form 10-Q
period 1997-06-28
TRACTOR SUPPLY CO /DE/
filed 1997-08-08
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 28, 1997
                                 ---------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                        Commission file number 000-23314

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                      13-3139732
 ------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     320 Plus Park Boulevard, Nashville, Tennessee                 37217
     ---------------------------------------------             --------------
       (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:        (615) 366-4600
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

                               YES   X       NO
                                   ------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                           Outstanding at July 26, 1997
-----------------------------------        ------------------------------------
   Common Stock, $.008 par value                         8,726,659





                                    1 of 12

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                                 Page No.
                                                                                 --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                June 28, 1997 and December 28, 1996                                 3

              Statements of Income -
                For the Fiscal Three and Six Months Ended
                June 28, 1997 and June 29, 1996                                     4

              Statements of Cash Flows -
                For the Fiscal Six Months Ended
                June 28, 1997 and June 29, 1996                                     5

              Notes to Unaudited Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               7 - 9

Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security-Holders                   10

     Item 5.  Other Information                                                     11

     Item 6.  Exhibits and Reports on Form 8-K                                      11













                                    2 of 12

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 28,       DECEMBER 28,
                                                                                      1997              1996
                                                                                   -----------      ------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................................................    $  11,670       $  12,948
  Accounts receivable, net .....................................................        6,319           4,930
  Inventories ..................................................................      153,123         124,082
  Prepaid expenses .............................................................        3,066           1,657
                                                                                    ---------       ---------
         Total current assets ..................................................      174,178         143,617
                                                                                    ---------       ---------
Land ...........................................................................        8,896          10,178
Buildings and improvements .....................................................       43,728          40,114
Machinery and equipment ........................................................       19,757          18,117
                                                                                    ---------       ---------
                                                                                       72,381          68,409
Accumulated depreciation and amortization ......................................      (21,117)        (18,883)
                                                                                    ---------       ---------
  Property and equipment, net ..................................................       51,264          49,526
                                                                                    ---------       ---------
Deferred income taxes ..........................................................        1,064           1,064
Other assets ...................................................................        1,418           1,375
                                                                                    ---------       ---------
         Total assets ..........................................................    $ 227,924       $ 195,582
                                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................    $  71,770       $  47,591
  Accrued expenses .............................................................       19,410          15,973
  Current maturities of long-term debt .........................................          665             665
  Current portion of capital lease obligations .................................          998           1,020
  Income taxes currently payable ...............................................        2,088           2,897
  Deferred income taxes ........................................................        9,517           9,517
                                                                                    ---------       ---------
         Total current liabilities .............................................      104,448          77,663
                                                                                    ---------       ---------
Revolving credit loan ..........................................................       14,051          12,000
Other long-term debt ...........................................................        5,590           5,914
Capital lease obligations ......................................................        2,775           3,252
Other long-term liabilities ....................................................        1,037             949
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,605 and $2,515, respectively ..............................          985           1,075
Redeemable preferred stock .....................................................            0           1,763

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,722,664
    and 8,718,000 shares issued and outstanding in 1997 and 1996, respectively..           70              70
  Additional paid in capital ...................................................       41,774          41,685
  Retained earnings ............................................................       57,194          51,211
                                                                                    ---------       ---------
    Total stockholders' equity .................................................       99,038          92,966
                                                                                    ---------       ---------
         Total liabilities and stockholders' equity ............................    $ 227,924       $ 195,582
                                                                                    =========       =========



         The accompanying notes are an integral part of this statement.



                                    3 of 12

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            FOR THE FISCAL                   FOR THE FISCAL
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      --------------------------       -------------------------
                                                       JUNE 28,        JUNE 29,          JUNE 28,       JUNE 29,
                                                         1997            1996              1997           1996
                                                      --------------------------       -------------------------
                                                              (UNAUDITED)                      (UNAUDITED)
Net sales..........................................   $  159,493      $  146,717       $  255,902      $ 227,874
Cost of merchandise sold...........................      118,234         108,920          190,490        169,515
                                                      ----------      ----------       ----------      ---------
     Gross margin..................................       41,259          37,797           65,412         58,359
Selling, general and administrative expenses.......       28,005          23,247           52,094         44,010
Depreciation and amortization......................        1,105             852            2,133          1,589
                                                      ----------      ----------       ----------      ---------
     Income from operations........................       12,149          13,698           11,185         12,760
Interest expense, net..............................          490             566            1,070          1,235
                                                      ----------      ----------       ----------      ---------
     Income before income taxes....................       11,659          13,132           10,115         11,525
Income tax provision...............................        4,671           5,264            4,053          4,621
                                                      ----------      ----------       ----------      ---------
     Net income....................................   $    6,988      $    7,868       $    6,062      $   6,904
                                                      ==========      ----------       ==========      =========
     Net income per share..........................   $      .80      $     .90        $      .69      $     .78
                                                      ==========      =========        ==========      =========








         The accompanying notes are an integral part of this statement.



                                    4 of 12

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  FOR THE FISCAL SIX MONTHS ENDED
                                                                                  -------------------------------
                                                                                    JUNE 28,          JUNE 29,
                                                                                      1997             1996
                                                                                  ------------      -------------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
  Net income .................................................................      $   6,062       $   6,904
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense ..................................          2,133           1,589
      Loss (gain) on sale of property and equipment ..........................             78            (181)
      Change in assets and liabilities:
        Accounts receivable ..................................................         (1,389)           (584)
        Inventories ..........................................................        (29,041)        (17,838)
        Prepaid expenses .....................................................         (1,409)          1,147
        Accounts payable .....................................................         24,179          28,223
        Accrued expenses .....................................................          3,437           1,546
        Income taxes currently payable .......................................           (809)           (129)
        Other ................................................................              8            (304)
                                                                                    ---------       ---------
Net cash provided by operating activities ....................................          3,249          20,373
                                                                                    ---------       ---------
Cash flows from investing activities:
    Capital expenditures .....................................................         (4,890)         (3,533)
    Proceeds from sale of property and equipment .............................            888           1,314
                                                                                    ---------       ---------
Net cash used in investing activities ........................................         (4,002)         (2,219)
                                                                                    ---------       ---------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving credit loan ...................          2,051          (5,093)
   Principal payments under capital lease obligations ........................           (499)           (423)
   Repayment of long-term debt ...............................................           (324)           (292)
   Proceeds from issuance of common stock ....................................             89               0
   Payment of preferred stock dividends ......................................            (79)           (150)
   Repurchase of preferred stock .............................................         (1,763)         (1,762)
                                                                                    ---------       ---------
Net cash used in financing activities ........................................           (525)         (7,720)
                                                                                    ---------       ---------
Net increase (decrease) in cash and cash equivalents .........................         (1,278)         10,434
Cash and cash equivalents at beginning of period .............................         12,948           5,087
                                                                                    ---------       ---------
Cash and cash equivalents at end of period ...................................      $  11,670       $  15,521
                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ...................................................................      $   1,215       $   1,346
  Income taxes ...............................................................          4,687           4,748








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

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 28, 1997 and its results of operations for the fiscal three and six month periods ended June 28, 1997 and June 29, 1996 and its cash flows for the fiscal six month periods ended June 28, 1997 and June 29, 1996.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,848,000 and $6,163,000 higher than reported at June 28, 1997 and December 28, 1996, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share for the fiscal three and six month periods ended June 28, 1997 and June 29, 1996 is calculated based on the weighted average number of shares of common stock outstanding of 8,722,664 for the fiscal three month period ended June 28, 1997, 8,721,778 for the fiscal six month period ended June 28, 1997 and 8,718,000 for the fiscal three and six month periods ended June 29, 1996, after giving effect to preferred stock dividends of $20,473 and $55,732 for the fiscal three and six month periods ended June 28, 1997, respectively, and $55,722 and $126,222 for the fiscal three and six month periods ended June 29, 1996, respectively. Stock options have been excluded as they are anti-dilutive.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - PREFERRED STOCK REPURCHASE:

On May 23, 1997, the Company repurchased 1,763 shares of the Series B Preferred Stock (constituting all of the then outstanding shares of Series B Preferred Stock) at a total repurchase price of approximately $1,772,000 (including accrued dividends totaling approximately $9,000).

NOTE 4 - COMMON STOCK:

At the Company's Annual Meeting of Stockholders held in April 1997, the stockholders of the Company approved (i) the Company's 1996 Associate Stock Purchase Plan; (ii) an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 9,500,000 shares to 100,000,000 shares and (iii) an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 250,000 shares to 1,000,000 shares.




                                    6 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and six month periods ended June 28, 1997 and June 29, 1996, and significant developments affecting financial condition since the end of the fiscal year, December 28, 1996, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended June 28, 1997 and June 29, 1996

Net sales increased 8.7% to $159.5 million for the second quarter of fiscal 1997 from $146.7 million for the second quarter of fiscal 1996. Net sales rose 12.3% to $255.9 million for the first six months of fiscal 1997 from $227.9 million for the first six months of fiscal 1996. The sales increases resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) decreased 0.7% for the second quarter of fiscal 1997 and increased 1.7% for the first six months of fiscal 1997 over the corresponding periods in the prior fiscal year. The Company opened 16 new retail farm stores (five in the second quarter of fiscal 1997) and relocated one store during the first six months of fiscal 1997. The Company opened 19 new retail farm stores (six in the second quarter of fiscal 1996) and relocated three stores during the first six months of fiscal 1996. The comparable store sales decrease for the second quarter of fiscal 1997 was attributable primarily to unseasonably cool and excessively rainy spring weather conditions in several regions of the country in which the Company operates, increasing competitive pressures as well as from an inadequate rate of change in the organization. At June 28, 1997, the Company operated 224 retail farm stores (in 26 states) versus 203 stores (in 24 states) at June 29, 1996. The Company's current plans call for the opening of six additional new stores in fiscal 1997 (approximately two of which are scheduled to open during the third quarter), rather than the nine additional new stores originally contemplated (mainly due to construction delays caused by unfavorable weather conditions in certain locations), the closing of two stores in fiscal 1997 (both of which are scheduled to close during the third quarter), and the opening of approximately 18 additional new stores in fiscal 1998, rather than the 28 additional new stores originally contemplated. The Company plans to open fewer new stores in fiscal 1998 than originally contemplated in order to focus its efforts on rejuvenating the merchandise mix and improving comparable store sales. The Company currently anticipates resuming its approximate 12% overall new store unit growth rate each year beginning in fiscal 1999 (the Company presently has identified over 200 potential new markets).

While certainly the weather and increasing competitive pressures affected the second quarter's results, the Company





                                    7 of 12
is focusing its efforts on improving the rate of change within the organization. To this end, the Company is (i) continuing to take steps to rejuvenate the merchandise mix by accelerating the rate of change in the product offerings (includes initiatives such as the new economy feed line which will be rolled out to approximately 100 additional stores in the third quarter of fiscal 1997; a significantly enhanced animal health product line which will be rolled out to approximately 150 stores in the third quarter of fiscal 1997; the completely revamped equine product line which will be rolled out to 100 additional stores beginning in the third quarter of fiscal 1997 and a new ladies workwear line of clothing which will be rolled out to 100 additional stores in the fall of 1997),
(ii) effecting certain management changes to bring fresh perspectives and new ideas to the organization and to further improve overall performance (specifically, the Company is currently conducting searches for two senior executive positions - Operations and Merchandising, and adding a third regional vice president position), and (iii) reinvigorating its associates (primarily by reestablishing a sense of empowerment with its associates). The primary objective of all of these efforts is to improve the comparable store sales performance.

The gross margin rate increased .1 percentage point to 25.9% of sales for the second quarter of fiscal 1997 and was flat at 25.6% of sales for the first six months of fiscal 1997 compared with the corresponding periods in the prior fiscal year. The gross margin rate for the second quarter of fiscal 1997 increased .1 percentage point compared to the same period in the prior year primarily due to an improved gross margin rate in certain product categories (mainly power equipment), and the positive mix effect of sales of higher margin merchandise (mainly hardware) representing a larger portion of total sales than in the second quarter last year, partially offset by higher shrinkage expense.

As a percentage of sales, selling, general and administrative ("SG&A") expenses increased 1.8 percentage points to 17.6% of sales for the second quarter of fiscal 1997 and increased 1.1 percentage points to 20.4% of sales for the first six months of fiscal 1997 primarily due to a reserve for management reorganization costs (primarily severance, related benefits and other costs associated with changes in certain management personnel) totaling approximately $1.2 million pretax (or approximately $.7 million net of tax), costs associated with new and relocated stores as well as from the leverage loss attributable to the soft comparable store sales performance. Excluding the reserve for management reorganization costs, selling, general and administrative expenses for the second quarter and first six months of fiscal 1997, as a percentage of sales, would have been approximately 16.8% of sales and 19.9% of sales, respectively. On an absolute basis, SG&A expenses increased 20.5% to $28.0 million for the second quarter of fiscal 1997 and increased 18.4% to $52.1 million for the first six months of fiscal 1997. The increased dollar amounts were primarily attributable to costs associated with new store openings and relocations (new and relocated stores typically have considerably higher occupancy costs, primarily rent, than existing stores) and the reserve for management reorganization costs,. Depreciation and amortization expense increased 29.7% and 34.2% over the prior year for the second quarter and the first six months of fiscal 1997, respectively, due mainly to costs associated with new and relocated stores. Net interest expense decreased 13.4% to $.5 million in the second quarter of fiscal 1997 and decreased 13.4% to $1.1 million in the first six months of fiscal 1997 primarily due to lower borrowings being required to support the new store growth (one less store was opened in the second quarter of fiscal 1997 compared to the same period in fiscal 1996 and three fewer stores were opened in the six month period of fiscal 1997 compared with the same period a year ago).

The Company's effective tax rate was 40.1% for the second quarter and first six months of fiscal 1997, the same as the second quarter and first six months of fiscal 1996.

As a result of the foregoing factors, net income for the second quarter of fiscal 1997 decreased 11.2% to $7.0 million from $7.9 million for the second quarter of fiscal 1996 and net income per share for the second quarter of fiscal 1997 decreased 11.1% to $.80 per share from $.90 per share for the second quarter of last year. Excluding the effect of the reserve for management reorganization costs, net income for the second quarter of fiscal 1997 would have been approximately $7.7 million and net income per share for the second quarter of fiscal 1997 would have been approximately $.88 per share. Net income for the first six months of fiscal 1997 decreased 12.2% to $6.1 million from $6.9 million for the first six months of fiscal 1996 and net income per share for the first six months of fiscal 1997 decreased 11.5% to $.69 per share from $.78 per share last year. Excluding the effect of the reserve for management reorganization costs, net income for the first six months of fiscal 1997 would have been approximately $6.8 million and net income per share for the first six months of fiscal 1997 would have been approximately $.77 per share. As a percentage of sales, net income decreased 1.0 percentage point to 4.4% of sales for the second quarter of fiscal 1997 from 5.4% of sales for the second quarter of fiscal 1996 and decreased .6 percentage points to 2.4% of sales for the first six months of fiscal 1997 from 3.0% of sales for the first six months of fiscal 1996.




                                    8 of 12

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

The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At June 28, 1997, the Company's inventories had increased $29.0 million to $153.1 million from $124.1 million at December 28, 1996. This increase resulted primarily from additional inventory for new stores, planned inventory increases for certain new merchandising initiatives as well as inventory increases in certain seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $24.2 million to $71.8 million at June 28, 1997 from $47.6 million at December 28, 1996. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At June 28, 1997, the Company had working capital of $69.7 million, which represented a $3.8 million increase from December 28, 1996. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable, as well as an increase in trade accounts receivable (mainly due to sales increases), an increase in prepaid expenses (mainly due to timing of rent payments) and a decrease in income taxes payable (mainly due to timing of payments), partially offset by an increase in accrued expenses (mainly due to timing of payments and, to a lesser extent, the reserve for management reorganization costs) and a decrease in cash and cash equivalents.

Operations provided net cash of $3.2 million and $20.4 million in the first six months of fiscal 1997 and 1996, respectively. The decrease in net cash provided in the first six months of fiscal 1997 resulted primarily from inventories increasing at a faster rate than accounts payable in the first six months of fiscal 1997 compared to accounts payable increasing at a faster rate than inventories in the first six months of fiscal 1996, as well as from the timing of certain prepaid expenses and accrued expenses and, to a lesser extent, an increase in trade accounts receivable compared to the prior year.

Cash used in investing activities of $4.0 million for the first six months of fiscal 1997 represented a $1.8 million increase from cash used in the first six months of fiscal 1996 of $2.2 million. The increase in cash used for capital expenditures during the first six months of fiscal 1997 compared to the prior year (16 new stores were opened and one store was relocated during the first six months of fiscal 1997 compared with 19 new store openings and three relocations during the first six months of fiscal 1996) reflects the effect of decreased proceeds from the sale of property and equipment during the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

Financing activities in the first six months of fiscal 1997 used $.5 million in cash which represented a $7.2 million decrease in net cash used over the $7.7 million in net cash used in the first six months of fiscal 1996. This decrease in net cash used resulted primarily from net borrowings under the Credit Agreement of approximately $2.1 million during the first six months of fiscal 1997 compared to net repayments of approximately $5.1 million during the first six months of fiscal 1996.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." For fiscal years beginning after December 15, 1997, these statements respectively require (i) the reporting and display of comprehensive income and its components and (ii) the reporting of certain information about operating segments and related information about the products and services of such segments. The Company does not anticipate the adoption of these statements to have a significant impact on the reporting of results of operations.




                                    9 of 12

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 24, 1997 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected for three-year terms all Class III directors nominated for election (Joseph H. Scarlett, Jr., Gerald E. Newkirk, and S.P. Braud) as set forth in the proxy statement dated March 21, 1997. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

                                                             Current Term as
                       Name                                  Director Expires
                       ----                                  ----------------
                 Thomas O. Flood                                   1998
                 Thomas J. Hennesy, III                            1999
                 Joseph D. Maxwell                                 1999
                 Joseph M. Rodgers                                 1999

(c) (1) The stockholders elected three Class III directors for three-year terms ending at the 2000 Annual Meeting of Stockholders.

                       Name                       For            Withheld
                       ----                       ---            --------
                 Joseph H. Scarlett, Jr.       7,729,362          425,941
                 Gerald E. Newkirk             7,729,262          426,041
                 S.P. Braud                    7,735,862          419,441

(c) (2) The stockholders approved the Company's 1996 Associate Stock Purchase Plan.

                  For              Against           Abstain            Non-Vote
                  ---              -------           -------            --------
                7,755,841          356,385            16,275             26,802

(c) (3) The stockholders approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 250,000 shares to 1,000,000 shares.

                  For              Against           Abstain           Non-Vote
                  ---              -------           -------           --------
                6,654,430         1,056,979           23,225           420,669

(c) (4) The stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 9,500,000 shares to 100,000,000 shares.

                  For              Against           Abstain           Non-Vote
                  ---              -------           -------           --------
                6,974,387         1,158,173           20,825             1,918

(c) (5) The stockholders ratified the reappointment of Price Waterhouse LLP as independent certified public accountants of the Company for the fiscal year ending December 27, 1997.

                  For               Against          Abstain           Non-Vote
                  ---               -------          -------           --------
                8,145,678              500             9,125               0




                                    10 of 12

ITEM 5.  OTHER INFORMATION

Effective as of June 9, 1997, Gerald E. Newkirk retired from his position as President and Chief Operating Officer of the Company and John R. Pearson resigned from his position as Senior Vice President of Merchandising of the Company. Effective as of August 4, 1997, Mr. Newkirk resigned as a director of the Company for personal reasons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on February 14, 1994.

     3.2 Certificate of Amendment of the Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 28, 1995.

     3.3 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 13, 1997.

     10.25 Amendment to the Tractor Supply Company 1994 Stock Option Plan.

     27.1  Financial Data Schedule (only submitted to SEC in electronic format).

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 28, 1997.




                                    11 of 12

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRACTOR SUPPLY COMPANY



Date: August 8, 1997          By: /s/ Thomas O. Flood
      --------------              ----------------------------------------------
                                  Thomas O. Flood
                                  Senior Vice President - Administration and
                                  Finance, Treasurer and Chief Financial Officer
                                  (Duly Authorized Officer & Principal
                                  Financial Officer)








                                    12 of 12