Form 10-Q
period 1997-09-27
TRACTOR SUPPLY CO /DE/
filed 1997-10-31
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 27, 1997
                                 ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________


                        Commission file number 000-23314
                                               ----------

                             TRACTOR SUPPLY COMPANY
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                        13-3139732
--------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


320 Plus Park Boulevard, Nashville, Tennessee               37217
---------------------------------------------          ------------------
  (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:     (615) 366-4600
                                                      --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES X       NO
                               ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                  Outstanding at October 25, 1997
------------------------------                  -------------------------------
Common Stock, $.008 par value                               8,731,218




                                    1 of 11

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                      Page No.
                                                                      --------
Part I. Financial Information:

     Item 1. Financial Statements:

             Balance Sheets -
              September 27, 1997 and December 28, 1996                    3

             Statements of Income -
               For the Fiscal Three and Nine Months Ended
               September 27, 1997 and September 28, 1996                  4

             Statements of Cash Flows -
               For the Fiscal Nine Months Ended
               September 27, 1997 and September 28, 1996                  5

             Notes to Unaudited Financial Statements                      6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7 - 9

Part II. Other Information:

     Item 6. Exhibits and Reports on Form 8-K                             10





                                    2 of 11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                SEPTEMBER 27,   DECEMBER 28,
                                                                                    1997           1996
                                                                                -----------      --------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................................  $  8,302       $ 12,948
  Accounts receivable, net......................................................     5,903          4,930
  Inventories...................................................................   168,637        124,082
  Prepaid expenses..............................................................     4,252          1,657
                                                                                  --------       --------
         Total current assets...................................................   187,094        143,617
                                                                                  --------       --------
Land............................................................................     7,399         10,178
Buildings and improvements......................................................    45,071         40,114
Machinery and equipment.........................................................    20,984         18,117
                                                                                  --------       --------
                                                                                    73,454         68,409
Accumulated depreciation and amortization.......................................   (22,292)       (18,883)
                                                                                  --------       --------
  Property and equipment, net...................................................    51,162         49,526
                                                                                  --------       --------
Deferred income taxes...........................................................     1,064          1,064
Other assets....................................................................     1,536          1,375
                                                                                  --------       --------
         Total assets...........................................................  $240,856       $195,582
                                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................  $ 74,412       $ 47,591
  Accrued expenses..............................................................    17,791         15,973
  Current maturities of long-term debt..........................................       665            665
  Current portion of capital lease obligations..................................       990          1,020
  Income taxes currently payable................................................       528          2,897
  Deferred income taxes.........................................................     9,517          9,517
                                                                                  --------       --------
         Total current liabilities..............................................   103,903         77,663
                                                                                  --------       --------
Revolving credit loan...........................................................    26,763         12,000
Other long-term debt............................................................     5,422          5,914
Capital lease obligations.......................................................     2,528          3,252
Other long-term liabilities.....................................................       638            949
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,650 and $2,515, respectively...............................       940          1,075
Redeemable preferred stock......................................................         0          1,763
Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,726,659
    and 8,718,000 shares issued and outstanding in 1997 and 1996, respectively..        70             70
  Additional paid in capital....................................................    41,846          1,685
  Retained earnings.............................................................    58,746         51,211
                                                                                  --------       --------
    Total stockholders' equity..................................................   100,662         92,966
                                                                                  --------       --------
         Total liabilities and stockholders' equity.............................  $240,856       $195,582
                                                                                  ========       ========




         The accompanying notes are an integral part of this statement.



                                    3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE FISCAL        FOR THE FISCAL
                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    --------------------  --------------------
                                                    SEPT. 27,  SEPT. 28,  SEPT. 27,  SEPT. 28,
                                                      1997        1996      1997       1996
                                                    --------------------  --------------------
                                                        (UNAUDITED)             (UNAUDITED)
Net sales.......................................  $118,438     $104,990   $374,340     $332,864
Cost of merchandise sold........................    88,165       77,860    278,655      247,375
                                                  --------     --------   --------     --------
     Gross margin...............................    30,273       27,130     95,685       85,489
Selling, general and administrative expenses....    25,891       21,791     77,985       65,801
Depreciation and amortization...................     1,161          883      3,294        2,472
                                                  --------     --------   --------     --------
     Income from operations.....................     3,221        4,456     14,406       17,216
Interest expense, net...........................       633          632      1,703        1,867
                                                  --------     --------   --------     --------
     Income before income taxes.................     2,588        3,824     12,703       15,349
Income tax provision............................     1,036        1,538      5,089        6,159
                                                  --------     --------   --------     --------
     Net income.................................  $  1,552     $  2,286   $  7,614     $  9,190
                                                  ========     --------   ========     ========
     Net income per share.......................  $    .18     $    .26   $    .87     $   1.04
                                                  ========     ========   ========     ========




         The accompanying notes are an integral part of this statement.



                                    4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE FISCAL NINE MONTHS ENDED
                                                                          --------------------------------
                                                                             SEPT. 27,     SEPT. 28,
                                                                               1997          1996
                                                                           -----------    ----------
                                                                                    (UNAUDITED)
Cash flows from operating activities:
  Net income.............................................................  $  7,614        $ 9,190
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense..............................     3,294          2,472
      Loss (gain) on sale of property and equipment......................       (30)          (378)
      Change in assets and liabilities:
        Accounts receivable..............................................      (973)          (946)
        Inventories......................................................   (44,555)       (21,271)
        Prepaid expenses.................................................    (2,606)         1,591
        Accounts payable.................................................    26,821         19,815
        Accrued expenses.................................................     1,839          2,105
        Income taxes currently payable...................................    (2,369)        (1,165)
        Other............................................................      (529)          (269)
                                                                           --------        -------
Net cash provided by (used in) operating activities......................   (11,494)        11,144
                                                                           --------        -------
Cash flows from investing activities:
    Capital expenditures.................................................    (6,624)        (5,342)
    Proceeds from sale of property and equipment.........................     1,636          1,816
                                                                           --------        -------
Net cash used in investing activities....................................    (4,988)        (3,526)
                                                                           --------        -------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan..............    14,763          1,407
    Principal payments under capital lease obligations...................      (754)          (674)
    Repayment of long-term debt..........................................      (492)          (444)
    Proceeds from issuance of common stock...............................       161              0
    Payment of preferred stock dividends.................................       (79)          (150)
    Repurchase of preferred stock........................................    (1,763)        (1,762)
                                                                           --------        -------
Net cash provided by (used in) financing activities......................    11,836         (1,623)
                                                                           --------        -------
Net increase (decrease) in cash and cash equivalents.....................    (4,646)         5,995
Cash and cash equivalents at beginning of period.........................    12,948          5,087
                                                                           --------        -------
Cash and cash equivalents at end of period...............................  $  8,302        $11,082
                                                                           ========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest...............................................................  $  1,835        $ 1,867
  Income taxes...........................................................     7,282          7,337





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

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of September 27, 1997 and its results of operations for the fiscal three and nine month periods ended September 27, 1997 and September 28, 1996 and its cash flows for the fiscal nine month periods ended September 27, 1997 and September 28, 1996.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $7,158,000 and $6,163,000 higher than reported at September 27, 1997 and December 28, 1996, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share for the fiscal three and nine month periods ended September 27, 1997 and September 28, 1996 is calculated based on the weighted average number of shares of common stock outstanding of 8,726,659 for the fiscal three month period ended September 27, 1997, 8,723,775 for the fiscal nine month period ended September 27, 1997 and 8,718,000 for the fiscal three and nine month periods ended September 28, 1996, after giving effect to preferred stock dividends of $55,732 for the fiscal nine month period ended September 27, 1997, and $55,722 and $126,222 for the fiscal three and nine month periods ended September 28, 1996, respectively. Stock options have been excluded as they are anti-dilutive.

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


                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and nine month periods ended September 27, 1997 and September 28, 1996, and significant developments affecting financial condition since the end of the fiscal year, December 28, 1996, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Third quarter) and Nine months Ended September 27, 1997 and September 28, 1996

Net sales increased 12.8% to $118.4 million for the third quarter of fiscal 1997 from $105.0 million for the third quarter of fiscal 1996. Net sales rose 12.5% to $374.3 million for the first nine months of fiscal 1997 from $332.9 million for the first nine months of fiscal 1996. The sales increases resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 3.5% for the third quarter of fiscal 1997 and increased 2.3% for the first nine months of fiscal 1997 over the corresponding periods in the prior fiscal year. The Company opened 18 new retail farm stores (two in the third quarter of fiscal 1997), closed two stores (both in the third quarter of fiscal 1997), and relocated one store during the first nine months of fiscal 1997. The Company opened 19 new retail farm stores (none in the third quarter of fiscal 1996) and relocated three stores during the first nine months of fiscal 1996. Comparable store sales for the third quarter of fiscal 1997 rose 3.5% despite unseasonably warm weather in September, increasing competitive pressures and the significant amount of merchandising "relays" that were undertaken in August and September. As a result, high single-digit comparable store sales increases in July were offset by low comparable store sales increases in August and September. At September 27, 1997, the Company operated 224 retail farm stores (in 26 states) versus 204 stores (in 24 states) at September 28, 1996. The Company plans to open four additional new stores during the fourth quarter of fiscal 1997, three of which are scheduled to open in October.

During the third quarter, the Company (i) completed several significant merchandising "relays" (the new economy feed line was rolled out to approximately 100 additional stores; a significantly enhanced animal health product line was rolled out to approximately 150 stores; the completely revamped equine product line was rolled out to 100 additional stores and the new ladies workwear line of clothing was rolled out to 100 additional stores) and (ii) further strengthened the management team with the hiring of a new senior vice president in charge of merchandising and marketing and the placement of a third regional vice president (the Company expects to complete the search for a senior vice president in charge of operations by year-end). The Company is positioned to enter the important


                                    7 of 11
fourth quarter fall/winter selling season with an aggressive inventory position (having increased the inventory position over originally planned amounts in certain categories in an attempt to improve the in-stock position and fuel comparable store sales). However, in light of the continued soft comparable store sales performance, the Company is now refocusing some of its efforts to improve gross margins and further tighten expense controls.

The gross margin rate for the third quarter of fiscal 1997 decreased .2 percentage points compared to the same period in the prior year as improved gross margin rates in certain product categories (mainly work clothing) were offset by lower volume rebates being recognized during the third quarter this year (mainly due to timing) and higher shrinkage expense.

As a percentage of sales, selling, general and administrative ("SG&A") expenses increased 1.2 percentage points to 21.9% of sales for the third quarter of fiscal 1997 and increased 1.0 percentage point to 20.8% of sales for the first nine months of fiscal 1997 primarily due to costs associated with new, relocated and closed stores, the incremental costs of certain planned infrastructure investments (such as the new point-of-sale system and related "frame relay" costs) as well as from the leverage loss attributable to the soft comparable store sales performance. On an absolute basis, SG&A expenses increased 18.8% to $25.9 million for the third quarter of fiscal 1997 and increased 18.5% to $78.0 million for the first nine months of fiscal 1997. The increased dollar amounts were primarily attributable to costs associated with new store openings and relocations (new and relocated stores typically have considerably higher occupancy costs, primarily rent, than existing stores). Depreciation and amortization expense increased 31.5% and 33.3% over the prior year for the third quarter and the first nine months of fiscal 1997, respectively, due mainly to costs associated with new and relocated stores. Net interest expense remained flat at $.6 million in the third quarter of fiscal 1997 and decreased 8.8% to $1.7 million in the first nine months of fiscal 1997.

The Company's effective tax rate was 40.0% for the third quarter and 40.1% for the first nine months of fiscal 1997, the same as the third quarter and first nine months of fiscal 1996.

As a result of the foregoing factors, net income for the third quarter of fiscal 1997 decreased 32.1% to $1.6 million from $2.3 million for the third quarter of fiscal 1996 and net income per share for the third quarter of fiscal 1997 decreased 30.8% to $.18 per share from $.26 per share for the third quarter of last year. During the second quarter of fiscal 1997, the Company recorded a reserve for management reorganization costs totaling approximately $1.2 million pretax (or approximately $.7 million net of tax). Net income for the first nine months of fiscal 1997 decreased 17.1% to $7.6 million from $9.2 million for the first nine months of fiscal 1996 and net income per share for the first nine months of fiscal 1997 decreased 16.3% to $.87 per share from $1.04 per share last year. Excluding the effect of the reserve for management reorganization costs, net income for the first nine months of fiscal 1997 would have been approximately $8.3 million and net income per share for the first nine months of fiscal 1997 would have been approximately $.95 per share. As a percentage of sales, net income decreased .9 percentage points to 1.3% of sales for the third quarter of fiscal 1997 from 2.2% of sales for the third quarter of fiscal 1996 and decreased .8 percentage points to 2.0% of sales for the first nine months of fiscal 1997 from 2.8% of sales for the first nine months of fiscal 1996.

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

The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At September 27, 1997, the Company's inventories had increased $44.6 million to $168.6 million from $124.1 million at December 28, 1996. This increase resulted primarily from planned inventory increases in certain seasonal product lines, planned inventory increases for certain new merchandising initiatives, additional inventory for new stores and, to a lesser extent, from higher than planned inventory increases in certain other product lines (power equipment and certain farm categories). Short-term trade credit, which represents a source of financing for inventory, increased $26.8 million to $74.4 million at September 27, 1997 from $47.6 million at December 28, 1996. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.



                                    8 of 11

At September 27, 1997, the Company had working capital of $83.2 million, which represented a $17.2 million increase from December 28, 1996. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable, as well as an increase in trade accounts receivable (mainly due to sales increases), an increase in prepaid expenses (mainly due to timing of rent payments) and a decrease in income taxes payable (mainly due to timing of payments), partially offset by an increase in accrued expenses (mainly due to timing of payments) and a decrease in cash and cash equivalents.

Operations used net cash of $11.5 million and provided net cash of $11.1 million in the first nine months of fiscal 1997 and 1996, respectively. The increase in net cash used in the first nine months of fiscal 1997 resulted primarily from inventories increasing at a faster rate than accounts payable in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996, as well as from the timing of certain prepaid expenses and income taxes payable compared to the prior year.

Cash used in investing activities of $5.0 million for the first nine months of fiscal 1997 represented a $1.5 million increase from cash used in the first nine months of fiscal 1996 of $3.5 million. The increase in cash used for capital expenditures during the first nine months of fiscal 1997 compared to the prior year (18 new stores were opened and one store was relocated during the first nine months of fiscal 1997 compared with 19 new store openings and three relocations during the first nine months of fiscal 1996) reflects the cost of additional leasehold improvements and fixtures for new stores (new construction represents a larger portion of new store additions in fiscal 1997 compared to fiscal 1996) and, to a lesser extent, the effect of decreased proceeds from the sale of property and equipment during the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Financing activities in the first nine months of fiscal 1997 provided $11.8 million in cash which represented a $13.5 million increase in net cash provided over the $1.6 million in net cash used in the first nine months of fiscal 1996. This increase in net cash provided resulted primarily from net borrowings under the Credit Agreement of approximately $14.8 million during the first nine months of fiscal 1997 compared to net borrowings of approximately $1.4 million during the first nine months of fiscal 1996.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.


                                    9 of 11

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.25    Tractor Supply Company Restated 401(k) Retirement Plan (filed as
              Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

     10.26 Trust Agreement (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

     10.35 Noncompetition Agreement, dated as of June 30, 1996, between the Company and Joseph D. Maxwell.

     10.36 Noncompetition Agreement, dated as of June 9, 1997, between the Company and Gerald E. Newkirk.

     27.1 Financial Data Schedule (only submitted to SEC in electronic format).

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 27, 1997.




                                    10 of 11

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRACTOR SUPPLY COMPANY



Date: October 31, 1997       By: /s/ Thomas O. Flood
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