Form 10-K
period 1997-12-27
TRACTOR SUPPLY CO /DE/
filed 1998-03-18
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended               December 27, 1997
                         -------------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

                        Commission file number 000-23314

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    13-3139732
-----------------------------------     ----------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 320 Plus Park Boulevard,  Nashville, Tennessee                 37217
------------------------------------------------        ----------------------
    (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:        (615) 366-4600
                                                        ----------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 1998 was $45,625,328. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                           Outstanding at January 31, 1998
-----------------------------------       -------------------------------------
   Common Stock, $.008 par value                        8,736,494

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 27, 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Overview

Tractor Supply Company, a Delaware corporation ("TSC" or the "Company"), is a specialty retailer which supplies the daily farming and maintenance needs of its target customers: hobby, part-time and full-time farmers and ranchers, as well as suburban customers, contractors and tradesmen. The Company operates one of the largest retail farm store chains in the United States. TSC's 228 stores, located in 26 states, typically range in size from 12,000 to 14,000 square feet of inside selling space and utilize at least as many square feet of outside selling space. Stores are located in rural communities and in the outlying areas of large cities where farming is a significant factor in the local economy.

The Company meets the daily farming and maintenance needs of its target customers with a comprehensive selection of farm maintenance products (fencing, tractor parts and accessories, agricultural spraying equipment and tillage parts); animal products (specialty feeds, supplements, equine supplies, medicines, veterinary supplies and livestock feeders); general maintenance products (air compressors, welders, generators, pumps, plumbing and tools); lawn and garden products (riding mowers, tillers and fertilizers); light truck equipment; work clothing and other products. The Company does not sell large tractors, combines, bulk chemicals or bulk fertilizers. The Company's merchandising strategy combines this comprehensive product selection with strong inventory support.

The Company was founded in 1938 as a catalog mail order tractor parts supplier. In 1978, Fuqua Industries, Inc. acquired the Company, and in 1982 Fuqua, in turn, sold the Company to a group of investors, including two members of the Company's current senior management team, both of whom are principal stockholders. Between the acquisition in 1982 and 1997, the Company's sales have increased from $122.5 million to $509.1 million and the Company has opened 123 stores and closed 19 stores.

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

Business Strategy

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

     Market Niche. The Company has identified a specialized market niche -- supplying the daily farming and maintenance needs of hobby, part-time and full-time farmers and ranchers. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

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

     Technology. Management strives to improve operating efficiencies and reduce costs through the use of modern technologies. The Company utilizes an integrated computerized inventory management and point-of-sale system that permits the entire store network to communicate with the Company's distribution centers and its management headquarters. The Company believes that this integrated system results in lower inventory carrying costs, improved in-stock positions and enhanced inventory control, as well as management and purchasing efficiencies. The Company believes that its ongoing commitment to utilize modern technologies creates a competitive advantage.

     Store Locations. The Company's strategy is to locate its stores in rural communities and outlying areas of large cities where farming is a significant factor in the local economy. The Company believes it has developed a sophisticated, proven methodology to select its new store sites.

     Product Selection. The Company offers a comprehensive selection of high quality, nationally recognized brand name and private label products, focused principally on the needs of the hobby, part-time and full-time farmer and rancher. The Company seeks to offer an extensive assortment of merchandise in specialized products. The Company's full line of product offerings is supported by a strong in-stock inventory position. An average store displays approximately 12,000 different products.

     Pricing. The Company utilizes a "low prices everyday" strategy to consistently offer its products at competitive prices. The Company monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

     Vendor Partnering. The Company has established close working relationships with many of its principal vendors to manage stock levels, develop new products, plan promotions and design merchandise displays. The Company intends to continue to expand its vendor partnering strategy to include most of its other key vendors.

     Advertising. To generate store traffic and position TSC as a destination store, the Company promotes broad selections of merchandise with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. Beginning in 1998, the Company intends to further improve its marketing and advertising programs through the expanded use of radio, and, for the first time, through the use of a national television campaign. In connection with these new programs, the Company signed John Lyons, a renowned equine specialist, as its national equine spokesman, and George Strait, a renowned country music entertainer, as its national spokesman.

     Store Environment. TSC's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays, both inside and outside the store, and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable Store Associates in order to provide a friendly, enjoyable shopping experience.

Growth Strategy

The Company's growth strategy is to increase sales and profitability at existing stores through continuing improvements in product mix and operating efficiencies and through new store openings and relocations. Since the beginning of fiscal 1992, the Company has opened 85 new stores and relocated 17. Of these 102 stores, 79 have been open more than one year and have generated average net sales that are approximately 19.0% per annum greater than those of existing stores. During this period, the Company has also closed eight stores (excluding relocations). Management believes that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new markets.

The Company slowed down its new store unit growth rate beginning in June 1997 for a period of approximately 18 months (opening 22 new stores in fiscal 1997 rather than the 25 originally contemplated, with current plans calling for the opening of 18 new stores in fiscal 1998 rather than the 28 originally contemplated) in order to focus its efforts on rejuvenating the merchandise mix and improving comparable store sales. The Company anticipates resuming its approximate 12% overall new store unit growth rate each year beginning in fiscal 1999 (the Company has presently identified over 200 potential new markets). As such, the Company plans to open 30 new stores in fiscal 1999, 33 in fiscal 2000, and additional stores thereafter.

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

The Company plans to relocate approximately one store in fiscal 1998 and an average of one or two additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $250,000 to $500,000 depending on whether the Company is responsible for any renovation or remodeling costs. The Company has experienced average sales increases in excess of 22% in the year subsequent to relocation for stores relocated over the past five years.

The Company plans to extensively remodel an average of one or two of its strong performing stores each year over the next several years, one of which is scheduled for fiscal 1998. The estimated cash required to complete a major remodeling typically ranges from $150,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $25,000 to $75,000.

Store Environment and Merchandising

The Company's stores are designed and managed to create a pleasant environment, maximize sales and operating efficiencies and make shopping an enjoyable experience. The Company's stores are clean, open and bright. The average Company store has approximately 12,300 square feet of inside selling space. The Company typically utilizes at least 12,000 square feet of outside space from which it merchandises certain farm-related and lawn and garden products. Visual displays inside and outside can be changed easily for seasonal products and promotions and space can be reallocated easily among departments.

The following chart indicates the average percentages of sales represented by each of the major product categories during fiscal 1997, 1996 and 1995:

                                                               Percent of Total Sales
                                                         --------------------------------
              Product Category                           1997          1996          1995
              ----------------                           ----          ----          ----
Farm maintenance....................................      19%           19%           19%
Animal care.........................................      17            16            15
General maintenance.................................      16            17            17
Lawn and garden.....................................      19            18            21
Light truck maintenance.............................      13            14            13
Work clothing and other.............................      16            16            15
                                                         ---           ---           ---
                                                         100%          100%          100%
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

Store Associates are authorized to special order virtually any non-stocked item a customer may need. The Company's refund policy is "hassle free" if within 30 days of date of purchase and accompanied by a receipt. However, the Company also has a "satisfaction guaranteed" policy, such that if customers are not satisfied, Store Associates are authorized, at their discretion, to offer to repair or exchange the product, or offer store credits or refunds, irrespective of when the product was purchased. The Company believes that by providing these services it improves customer satisfaction, builds customer loyalty and generates repeat business.

The Company devotes considerable resources to training its Store Associates, often in cooperation with its vendors. The Company's training programs include
(i) a full management training program for manager trainees which covers all aspects of the Company's operations, (ii) product knowledge video tapes with over 100 vendors, (iii) semi-annual retail training skills classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from its management headquarters. The Company seeks to hire and train Store Associates with farming backgrounds.

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

Purchasing and Distribution

The Company offers an extensive selection of farm maintenance and other specialty products. The Company has established arrangements with certain of its principal vendors to develop new products, plan promotions, review marketing strategies, manage stock levels and develop merchandise displays. The Company is pursuing similar arrangements with other key vendors. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 2,000 vendors, the five largest of which accounted for less than 20% of the Company's total purchases in fiscal 1997 and none of which accounted for more than 10% of the Company's purchases during such year. The Company has no long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Approximately 750 vendors participate in the Company's electronic data interchanges ("EDI") system which makes it possible for the Company to place purchase orders electronically. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's merchandise purchasing is centrally managed.

The Company operates a 340,000 square foot distribution center in Indianapolis, Indiana and a 144,000 square foot distribution center in Omaha, Nebraska, from which it serviced approximately 132 stores and 96 stores, respectively, at December 27, 1997. The Company also intends to utilize smaller, strategically located "cross-dock" facilities to support the main distribution centers and transportation system network. The first such cross-dock facility, a 50,000 square foot distribution center located in Waco, Texas, was opened in the fall of 1996 and supports the Company's stores located in the Southwest region of the country. The Company also opened a similar cross-dock facility, a 28,000 square foot distribution center located in Winston-Salem, North Carolina, in March 1997 which will support the Company's growth and expansion plans in the Southeast region of the country. In fiscal 1997, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company's stores. The main distribution centers ship to each store at least twice a week during peak periods through a dedicated contract carrier. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

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

The Company is constantly assessing and upgrading its management information and control systems to support its growth, reduce and control costs, improve internal controls and operating efficiencies and facilitate better decision-making. In 1996, the Company completed the installation of an advanced point-of-sale store information system which has reduced customer check-out time, improved inventory control and enhanced overall productivity. In 1997, the Company completed the installation of its major financial systems which have improved financial reporting and controls, enhanced administrative efficiencies and provided additional flexibility to support the Company's growth plans. The Company has selected SAP America, Inc. to be its "world-class long-term solution" with respect to its new merchandising and distribution systems, which are planned to be implemented by mid-1999 at a total cost of approximately $10.0 million. The Company believes that these systems will further improve its inventory management and control, allow for better decision making, enhance overall productivity and provide the flexibility to support the Company's growth plans while at the same time ensuring it is Year 2000 compliant.

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

Management and Employees

As of December 27, 1997, the Company employed approximately 1,400 full-time and approximately 1,300 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 90 employees of the Company's two main distribution centers were covered by collective bargaining agreements. These collective bargaining agreements at the Indianapolis, Indiana and Omaha, Nebraska distribution centers expire in April 2000 and August 1999, respectively.

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

Most of the Company's senior management, district managers and store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of retail experience and two members of senior management have at least 19 years' experience with the Company. District managers and store managers have an average length of service with the Company of approximately 7.6 years and 5.6 years, respectively. Management believes internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience, will provide the management structure necessary to support expected store growth.

ITEM 2.  PROPERTIES

As of December 27, 1997, the Company leased its four distribution facilities and its management headquarters, owned 73 stores (23 of which are subject to mortgages) and leased 155 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the

Company's option. None of the store leases or mortgages individually is material to the Company's operations. The leases at its Indianapolis, Indiana; Omaha, Nebraska; Waco, Texas and Winston-Salem, North Carolina distribution facilities expire in 2000, 1999, 1998 and 1999 respectively, and the lease for its management headquarters expires in 2007. Seven of the Company's stores and its management headquarters are leased from affiliated parties. See Item 13. "Certain Relationships and Related Transactions".

As of December 27, 1997, the Company operated 228 stores in 26 states as follows:

                        Number                                       Number
State                 of Stores              State                 of Stores
-----                 ---------              -----                 ---------
Texas                     35                 Nebraska                   6
Ohio                      30                 Missouri                   6
Michigan                  21                 Pennsylvania               5
Tennessee                 20                 Virginia                   5
Indiana                   18                 South Dakota               4
Kentucky                  12                 Alabama                    2
Illinois                  11                 Oklahoma                   2
Iowa                       9                 Maryland                   2
North Carolina             8                 Mississippi                1
North Dakota               8                 Montana                    1
Kansas                     7                 New York                   1
Arkansas                   6                 South Carolina             1
Minnesota                  6                 Wisconsin                  1

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 27, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1998.

The following is a list of the names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

            Name                                        Position                                             Age
            ----                                        --------                                             ---
Joseph H. Scarlett, Jr..............    Chairman of the Board, Chief Executive Officer and Director           55
Gerald W. Brase ....................    Senior Vice President - Merchandising and Marketing                   44
Michael E. Brown....................    Senior Vice President - Operations                                    40
Thomas O. Flood.....................    Senior Vice President-Administration and Finance,
                                        Treasurer, Chief Financial Officer and Director                       51
John W. Atkins......................    Vice President-Farm Merchandising                                     35
John E. Corbin......................    Vice President-Operations (Region III)                                39
Blake A. Fohl.......................    Vice President-Marketing                                              38
Lawrence Goldberg...................    Vice President-Logistics                                              55
Leo H. Haberer......................    Vice President-Real Estate                                            57
Michael J. Kincaid..................    Vice President-Controller and Secretary                               40
Gary M. Magoni......................    Vice President-Operations (Region I)                                  51
James R. McMurray...................    Vice President-Information Technology and
                                        Chief Information Officer                                             31
Stanley L. Ruta.....................    Vice President-Operations (Region II)                                 46
Daisy L. Vanderlinde................    Vice President-Human Resources                                        46


------------------

Joseph H. Scarlett, Jr. became Chairman of the Board and Chief Executive Officer of the Company in February 1993 after having served as President and Chief Operating Officer of the Company since 1987. Between 1979 and 1987, Mr. Scarlett served as Vice President-Personnel, Senior Vice President-Administration and Executive Vice President-Operations of the Company. Prior to 1979, Mr. Scarlett held operational positions, including District Supervisor and Personnel Director, with Two Guys Discount Stores in New Jersey over a 15 year period. Mr. Scarlett has served as a director of the Company since 1982. Mr. Scarlett is currently a member of the International Mass Retail Association Board.

Gerald W. Brase became Senior Vice President - Merchandising and Marketing of the Company in October 1997. Mr. Brase previously served as Divisional Vice President for Builders Square, a subsidiary of Kmart Corporation from 1993 to 1997. From 1985 to 1993, Mr. Brase served as Vice President and Divisional Merchandise Manager with the Hechinger Company. From 1969 to 1985, Mr. Brase held various merchandising and operational positions with the Hechinger Company and Sears, Roebuck & Company.

Michael E. Brown became Senior Vice President - Operations of the Company in January 1998. Mr. Brown previously served as Executive Vice President of Store Operations with House of Fabrics, Inc. from 1994 to 1997. From 1991 to 1994, Mr. Brown served as Vice President of Retail Sales, Regional Manager and District Manager with House of Fabrics, Inc. From 1977 to 1991, Mr. Brown held various management and operational positions with the Rock Island County Council on Addictions, the 7 Eleven Food Stores of Iowa and the Prairie State Food Corporation.

Thomas O. Flood became Senior Vice President - Administration and Finance, Treasurer and Chief Financial Officer of the Company in 1996 after having served as Vice President of Administration and Finance of the Company since 1984 and as Chief Financial Officer and Treasurer since June 1993. Mr. Flood previously served as Vice President of Finance of the Company from 1982 to 1984, as Controller from 1981 to 1982 and in various financial and management information systems capacities between 1969 and 1981. Mr. Flood has served as a director of the Company since 1985.

John W. Atkins became Vice President - Farm Merchandising of the Company in December 1996 after having served as Division Merchandise Manager of Farm Products of the Company since July 1995 and as a Buyer of the Company since July 1992. From 1986 to 1992, Mr. Atkins held various positions, including most recently Division Manager-Field & Stream with Bass Pro Shops Outdoor World. From 1983 to 1986, Mr. Atkins held various retail management positions with Kmart Corporation.

John E. Corbin became Vice President - Operations of the Company in June 1997 after having served as Director of Real Estate of the Company since January 1997, as Special Projects Manager of the Company since July 1996 and as District Manager of the Company since October 1991. From 1988 to 1991, Mr. Corbin served as a store manager and area manager of the Company.

Blake A. Fohl became Vice President - Marketing of the Company in December 1996 after having served as Director of Marketing of the Company since June 1995 and as a Buyer of the Company since August 1992. Mr. Fohl previously served as Divisional Manager of Green Seed Company from 1989 to 1992, as a Dairy Specialist with Purina Mills from 1986 to 1989 and as a store manager for Southern States Cooperative from 1981 to 1986.

Lawrence Goldberg became Vice President - Logistics of the Company in October 1993 after having served as Director of Distribution of the Company since October 1992. Mr. Goldberg previously served as the Senior Vice President of Merchandising and Marketing of Paccar Automotive Inc. from 1991 to 1992, the General Manager of Al's Auto Supply (a subsidiary of Paccar Automotive Inc.) from 1990 to 1991, the Director of Stores Division of Fuller O'Brien Paint Corporation from 1988 to 1990 and the Director of Stores of Saxon Paint & Home Care Centers from 1980 to 1988.

Leo H. Haberer has served as Vice President - Real Estate of the Company since 1989. Prior to 1989, Mr. Haberer served as a Regional Vice President of the Company from 1975 to 1989 and as a store manager and zone manager from 1970 to 1975.

Michael J. Kincaid became Vice President - Controller and Secretary of the Company in January 1996 after having served as the Controller of the Company since June 1991 and as the Secretary of the Company since May 1993. From 1981 to 1991, Mr. Kincaid held various management and staff accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

Gary M. Magoni has served as a Vice President - Operations of the Company since 1989. Mr. Magoni previously served as a District Manager for Gold Circle Stores (a subsidiary of Federated Department Stores) from 1982 to 1988.

James R. McMurray became Vice President - Information Technology and Chief Information Officer of the Company in January 1996 after having served as Vice President of Management Information Systems of the Company since December 1994. Mr. McMurray previously served as Vice President of Horizon Systems from July 1993 to December 1994 and as Vice President of Retail Information Systems for LDI Corporation from June 1991 to June 1993. From 1987 to June 1991, Mr. McMurray served as Chairman and President of Ergonomic Systems Corporation, a leading developer of retail information systems technology located in Brunswick, Ohio.

Stanley L. Ruta has served as a Vice President - Operations of the Company since March 1994. Mr. Ruta previously served as Vice President of Store Planning and Development and Vice President of Store Operations of Central Tractor Farm and Family Center, Inc. from 1988 to 1994. From 1976 to 1988, Mr. Ruta held various other operational positions with Central Tractor Farm and Family Center, Inc., including District Manager from 1985 to 1988.

Daisy L. Vanderlinde became Vice President - Human Resources of the Company in April 1996. Ms. Vanderlinde previously served as Vice President - Human Resources for Marshalls, Inc. from 1990 to 1996. From 1979 to 1990, Ms. Vanderlinde held various management and human resources positions, including most recently Divisional Vice President - Human Resources with The Broadway Stores, Inc., a division of Carter Hawley Hale Stores, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:

                                             Price Range
                           ------------------------------------------------
                               Fiscal 1997                  Fiscal 1996
                           -------------------          -------------------
                             High        Low              High        Low
                           -------     -------          -------     -------
First Quarter              $21         $18 1/4          $27 1/2     $19 3/4
Second Quarter             $21 1/2     $17 1/4          $27 1/4     $22
Third Quarter              $20 5/8     $16 1/4          $23 1/2     $20 3/4
Fourth Quarter             $22         $13 3/4          $22 3/4     $19 5/8

As of January 31, 1998, the approximate number of record holders of the Company's Common Stock was 62 (excluding individual participants in nominee security position listings) and the approximate number of beneficial holders of the Company's Common Stock was 1,500.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Financial and Operating Highlights" on page 8 of the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Report of Independent Accountants", "Balance Sheets", "Statements of Income", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", and "Notes to Financial Statements" on pages 16 through 27 of the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Class I Director and Information Regarding Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 14, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee's Report on Executive Compensation", and "Performance Graph" on pages 4 through 11 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 14 and 15 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Interests of Management in Certain Transactions" on pages 12 through 14 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 23, 1998 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements                                                     Page
                                                                                  ----
         The following financial statements and related notes of the Company contained on pages 16 through 27 of the Company's Annual Report to
         Stockholders for the fiscal year ended December 27, 1997 are incorporated herein by reference:

         Report of Independent Accountants......................................

         Balance Sheets - December 27, 1997 and December 28, 1996...............

         Statements of Income - Fiscal Years Ended December 27, 1997, December
         28, 1996 and December 30, 1995.........................................

         Statement of Changes in Stockholders' Equity - Fiscal Years Ended
         December 27, 1997, December 28, 1996 and December 30, 1995.............

         Statements of Cash Flows - Fiscal Years Ended December 27, 1997,
         December 28, 1996 and December 30, 1995................................

         Notes to Financial Statements..........................................

(a) (2)  Financial Statement Schedules

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  Exhibits

         The exhibits listed in the Index to Exhibits, which appears on pages 14 through 19 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRACTOR SUPPLY COMPANY

Date: March 18, 1998                By: /s/ Thomas O. Flood
                                        -----------------------------
                                        Thomas O. Flood
                                        Senior Vice President -
                                        Administration and Finance,
                                        Treasurer and Chief Financial
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                     Title                                  Date
---------                                     -----                                  ----
/s/ Joseph H. Scarlett, Jr.*        Chairman of the Board, Chief                March 18, 1998
----------------------------        Executive Officer and Director
Joseph H. Scarlett, Jr.             (Principal Executive Officer)


/s/ Thomas O. Flood                 Senior Vice President - Administration      March 18, 1998
----------------------------        and Finance, Treasurer, Chief
Thomas O. Flood                     Financial Officer and Director
                                    (Principal Financial and
                                    Accounting Officer)

/s/ Thomas J. Hennesy, III*         Director                                    March 18, 1998
----------------------------
Thomas J. Hennesy, III

/s/ Joseph D. Maxwell*              Director                                    March 18, 1998
----------------------------
Joseph D. Maxwell

/s/ S.P. Braud*                     Director                                    March 18, 1998
----------------------------
S.P. Braud

/s/ Joseph M. Rodgers*              Director                                    March 18, 1998
----------------------------
Joseph M. Rodgers


*By:   /s/ Thomas O. Flood
       -----------------------------
       Thomas O. Flood
       Attorney-in-fact by authority
       of Power of Attorney

                                INDEX TO EXHIBITS

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------
        2.1       Plan of Reorganization and Exchange Agreement, dated as of May
                  1, 1991, between the Company and Thomas J. Hennesy, III (filed as Exhibit 2.1 to Registrant's Registration Statement on Form
                  S-1, Registration No. 33-73028, filed with the Commission on
                  December 17, 1993, and incorporated herein by reference).

        3.1 Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 3.1 to Registrant's
                  Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No. 000-23314, and incorporated herein by reference).

        3.2       Certificate of Amendment of the Restated Certificate of
                  Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 (filed as
                  Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File
                  No. 000-23314, and incorporated herein by reference).

        3.3       Certificate of Amendment of the Restated Certificate of
                  Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on May 13, 1997 (filed as Exhibit
                  3.3 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No.
                  000-23314, and incorporated herein by reference).

        3.4 Amended and Restated By-laws of the Company as currently in effect (filed as Exhibit 3.7 to Registrant's Registration
                  Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

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

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------
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

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------
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

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------
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

       10.25      Amendment to the Tractor Supply Company 1994 Stock Option Plan
                  (filed as Exhibit 10.25 to Registrant's Quarterly Report on
                  Form 10-Q, filed with the Commission on August 8, 1997,
                  Commission File No. 000-23314, and incorporated herein by reference).

       10.26      TSC Industries, Inc. Employee 401(k) Retirement Plan
                  (including the Notices of the First, Second, Third, Fourth and
                  Fifth Amendments thereto and the Trust Agreement forming a part thereof) (filed as Exhibit 10.29 to Registrant's
                  Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.27      Form of Notice of the Revised Sixth Amendment to the TSC
                  Industries, Inc. Employee 401(k) Retirement Plan (filed as
                  Exhibit 10.30 to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1, Registration No. 33-73028, filed with the
                  Commission on January 31, 1994, and incorporated herein by reference).

    *  10.28      Senior Executive Incentive Plan of the Company.

    *  10.29      Other Executive Incentive Plan of the Company.

    *  10.30      Form of Deferred Compensation  Agreement constituting the
                  Deferred Compensation Plan of the Company.

       10.31      Certificate of Insurance relating to the Medical Expense
                  Reimbursement Plan of the Company (filed as Exhibit 10.33 to
                  Registrant's Registration Statement on Form S-

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------
                  1, Registration No. 33-73028, filed with the Commission on
                  December 17, 1993, and incorporated herein by reference).

       10.32 Summary plan description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant's
                  Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.33      Agreement, effective August 1, 1996, between the Company and
                  General Drivers & Helpers Union, Local # 554 (filed as Exhibit
                  10.31 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 21, 1997, Commission File No.
                  000-23314, and
                  incorporated herein by reference).

       10.34      Agreement, effective April 1, 1996, between the Company and
                  Chauffeurs, Teamsters, Warehousemen and Helpers, Local Union
                  No. 135 (filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 21, 1997,
                  Commission File No. 000-23314, and incorporated herein by reference).

       10.35      Tractor Supply Company 1996 Associate Stock Purchase Plan
                  (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the
                  Commission on August 23, 1996, and incorporated herein by reference).

       10.36      Indemnification Agreement, dated January 27, 1994, between the
                  Company and Thomas O. Flood (filed as Exhibit 10.38 to
                  Amendment No. 1 to Registrant's Registration Statement on Form
                  S-1, Registration No. 33-73028, filed with the Commission on
                  January 31, 1994, and incorporated herein by reference).

       10.37 Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant's Registration Statement on Form
                  S-3, Registration No. 333-35317, filed with the Commission on
                  September 10, 1997, and incorporated herein by reference).

       10.38      Trust Agreement (filed as Exhibit 4.2 to Registrant's
                  Registration Statement on Form S-3, Registration No.
                  333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

       10.39 Noncompetition Agreement, dated as of June 30, 1996, between the Company and Joseph D. Maxwell (filed as Exhibit 10.35 to
                  Registrant's Quarterly Report on Form 10-Q, filed with the
                  Commission on October 31, 1997, Commission File No. 000-23314, and incorporated herein by reference).

       10.40 Noncompetition Agreement, dated as of June 9, 1997, between the Company and Gerald E. Newkirk (filed as Exhibit 10.36 to
                  Registrant's Quarterly Report on Form 10-Q, filed with the
                  Commission on October 31, 1997, Commission File No. 000-23314, and incorporated herein by reference).

    *  13.1       Annual Report to Stockholders for the fiscal year ended
                  December 27, 1997.

    *  23.1       Consent of Price Waterhouse LLP.

    *  23.2       Consent of Price Waterhouse LLP.

                                                                                          Page Number
       Exhibit                                                                          by Sequential
       Number                               Description                              Numbering System
       ------                               -----------                              ----------------

       24.1       Power of Attorney (filed as Exhibit 24.1 to Registrant's
                  Annual Report on Form 10-K, filed with the Commission on March
                  15, 1995, Commission File No. 000-23314, and incorporated herein by reference).

       24.2       Power of Attorney (filed as Exhibit 24.2 to Registrant's
                  Annual Report on Form 10-K, filed with the Commission on March
                  20, 1996, Commission File No. 000-23314, and incorporated herein by reference).

    *  27.1       Financial Data Schedule (only submitted to SEC in
                  electronic format).

-------------------------

* Filed herewith.