Form 10-Q
period 1998-03-28
TRACTOR SUPPLY CO /DE/
filed 1998-05-01
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 28, 1998
                                 ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

                       Commission file number   000-23314
                                                ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                               13-3139732
       -------------------------------      -----------------------------------
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)


320 Plus Park Boulevard, Nashville, Tennessee                 37217
---------------------------------------------      -----------------------------
  (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:        (615) 366-4600
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

                               YES   X       NO
                                   -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                         Outstanding at April 25, 1998
      -----------------------------              -----------------------------
      Common Stock, $.008 par value                          8,741,329





                                    1 of 11

                             TRACTOR SUPPLY COMPANY

                                      INDEX



                                                                             Page No.
                                                                             --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                March 28, 1998 and December 27, 1997                             3

              Statements of Income -
                For the Fiscal Three Months Ended
                March 28, 1998 and March 29, 1997                                4

              Statements of Cash Flows -
                For the Fiscal Three Months Ended
                March 28, 1998 and March 29, 1997                                5

              Notes to Unaudited Financial Statements                            6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            7 - 9

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                                   10




                                    2 of 11

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       MARCH 28,        DECEMBER 27,
                                                                                         1998              1997
                                                                                      -----------      -------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    11,043       $     8,477
  Accounts receivable, net........................................................         13,435             5,180
  Inventories.....................................................................        202,830           151,749
  Prepaid expenses................................................................          4,349             4,201
                                                                                      -----------       -----------
         Total current assets.....................................................        231,657           169,607
                                                                                      -----------       -----------
Land..............................................................................          7,044             6,851
Buildings and improvements........................................................         46,824            45,903
Machinery and equipment...........................................................         22,843            22,362
Construction in progress..........................................................          1,582               843
                                                                                      -----------       -----------
                                                                                           78,293            75,959
Accumulated depreciation and amortization.........................................        (24,892)          (23,551)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................         53,401            52,408
                                                                                      -----------       -----------
Deferred income taxes.............................................................            710               710
Other assets......................................................................          1,335             1,355
                                                                                      -----------       -----------
         Total assets.............................................................    $   287,103       $   224,080
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $    95,995       $    52,708
  Accrued expenses................................................................         27,344            21,188
  Current maturities of long-term debt............................................            737               737
  Current portion of capital lease obligations....................................            689               731
  Income taxes currently payable..................................................             54             2,310
  Deferred income taxes...........................................................          9,064             9,064
                                                                                      -----------       -----------
         Total current liabilities................................................        133,883            86,738
                                                                                      -----------       -----------
Revolving credit loan.............................................................         41,068            23,419
Other long-term debt..............................................................          5,000             5,177
Capital lease obligations.........................................................          2,383             2,538
Other long-term liabilities.......................................................            454               424
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,740 and $2,695, respectively.................................            850               895

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,736,494
   and 8,731,218 shares issued and outstanding in 1998 and 1997, respectively.....             70                70
  Additional paid in capital......................................................         42,004            41,926
  Retained earnings...............................................................         61,391            62,893
                                                                                      -----------       -----------
    Total stockholders' equity....................................................        103,465           104,889
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   287,103       $   224,080
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



                                    3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                FOR THE FISCAL THREE MONTHS ENDED
                                                                              -----------------------------------
                                                                               MARCH 28,                MARCH 29,
                                                                                 1998                     1997
                                                                              ----------               ---------
                                                                                           (UNAUDITED)
Net sales..............................................................       $  105,587               $  96,409
Cost of merchandise sold...............................................           79,098                  72,256
                                                                              ----------               ---------
     Gross margin......................................................           26,489                  24,153
Selling, general and administrative expenses...........................           26,924                  24,089
Depreciation and amortization..........................................            1,275                   1,028
                                                                              ----------               ---------
     Loss from operations..............................................           (1,710)                   (964)
Interest expense, net..................................................              784                     580
                                                                              ----------               ---------
     Loss before income taxes..........................................           (2,494)                 (1,544)
Income tax benefit.....................................................             (992)                   (618)
                                                                              ----------               ---------
     Net loss..........................................................       $   (1,502)              $    (926)
                                                                              ==========               ---------
     Net loss per share................................................       $     (.17)              $    (.11)
                                                                              ==========               =========












         The accompanying notes are an integral part of this statement.



                                    4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE FISCAL THREE MONTHS ENDED
                                                                              -----------------------------------
                                                                               MARCH 28,                MARCH 29,
                                                                                 1998                     1997
                                                                              ----------               ----------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net loss.............................................................       $   (1,502)              $    (926)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense............................            1,275                   1,028
      Loss (gain) on sale of property and equipment....................                5                     (82)
      Change in assets and liabilities:
        Accounts receivable............................................           (8,255)                 (1,939)
        Inventories....................................................          (51,081)                (34,450)
        Prepaid expenses...............................................             (148)                   (444)
        Accounts payable...............................................           43,287                  28,125
        Accrued expenses...............................................            6,122                     204
        Income taxes currently payable.................................           (2,256)                 (2,198)
        Other..........................................................               29                      (1)
                                                                              ----------               ---------
Net cash used in operating activities..................................          (12,524)                (10,683)
                                                                              ----------               ---------
Cash flows from investing activities:
    Capital expenditures...............................................           (2,312)                 (2,742)
    Proceeds from sale of property and equipment.......................               49                     139
                                                                              ----------               ---------
Net cash used in investing activities..................................           (2,263)                 (2,603)
                                                                              ----------               ---------
Cash flows from financing activities:
    Net borrowings under revolving credit loan.........................           17,649                   8,654
    Principal payments under capital lease obligations.................             (197)                   (243)
    Repayment of long-term debt........................................             (177)                   (160)
    Proceeds from issuance of common stock.............................               78                      20
                                                                              ----------               ---------
Net cash provided by financing activities..............................           17,353                   8,271
                                                                              ----------               ---------
Net increase (decrease) in cash and cash equivalents...................            2,566                  (5,015)
Cash and cash equivalents at beginning of period.......................            8,477                  12,948
                                                                              ----------               ---------
Cash and cash equivalents at end of period.............................       $   11,043               $   7,933
                                                                              ==========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $      903               $     483
  Income taxes.........................................................            1,157                   1,580






         The accompanying notes are an integral part of this statement.



                                    5 of 11

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1997. The results of operations for the fiscal three month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 28, 1998 and its results of operations and its cash flows for the fiscal three month periods ended March 28, 1998 and March 29, 1997.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,509,000 and $6,370,000 higher than reported at March 28, 1998 and December 27, 1997, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Loss Per Share

Net loss per share for the Company for the fiscal three month periods ended March 28, 1998 and March 29, 1997 is calculated based on the weighted average number of shares of common stock outstanding for the fiscal three month periods of 8,735,566 and 8,719,119, respectively, after giving effect to undeclared preferred stock dividends of $35,259 for the fiscal three month period ended March 29, 1997. Common stock equivalents had no dilutive effect for either period.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.


NOTE 3 - REVOLVING CREDIT AGREEMENT:

In March 1998, the Company entered into an amendment (the "Second Amendment") to its revolving credit agreement with BankBoston, N.A. (successor to First National Bank of Boston), a national banking association, as agent, and for itself, in its capacity as a lender thereunder, First American National Bank, a national banking association, and SunTrust Bank Nashville, N.A., a national banking association, (the "Credit Agreement") whereby the Company (i) increased the maximum total commitments available under the Credit Agreement from $45 million to $60 million and (ii) extended the expiration date of the Credit Agreement from August 31, 1999 to August 31, 2002 (the date upon which any remaining borrowings must be repaid). There were no changes to any of the other material terms and conditions of the Credit Agreement as a result of the Second Amendment, provided, however, that the financial covenants must now be tested quarterly as of the end of each fiscal quarter, based on a rolling four-quarters basis, rather than at the end of each fiscal year.





                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three months ended March 28, 1998 and March 29, 1997, and significant developments affecting financial condition since the end of the fiscal year, December 27, 1997, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1997. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (First Quarter) Ended March 28, 1998 and March 29, 1997

Net sales increased 9.5% to $105.6 million for the first quarter of fiscal 1998 from $96.4 million for the first quarter of fiscal 1997. This increase was primarily attributable to new stores, as comparable store sales (excluding relocations, using all stores open at least one year) increased 1.5% for the first quarter of fiscal 1998. The Company opened four new retail farm stores during the first quarter of fiscal 1998. The Company opened eleven new retail farm stores during the first quarter of fiscal 1997. Comparable store sales for the first quarter of fiscal 1998, benefiting from an aggressive inventory in-stock position, were up 1.5% despite (i) unseasonably cool spring weather conditions in March this year, compared to favorable spring weather conditions in late March last year and (ii) the disruption to customer service caused by the tremendous effort required to "remerchandise" a significant portion of over 150 stores.

The gross margin rate was 25.1% of sales in the first quarter of fiscal 1998, the same as the first quarter of fiscal 1997.

As a percent of sales, selling, general and administrative expenses increased .5 percentage points to 25.5% of sales in the first quarter of fiscal 1998 from 25.0% of sales in the first quarter of fiscal 1997 primarily due to costs associated with new stores as well as from the incremental store operating costs incurred to effect the merchandising "relay" and the leverage loss attributable to the soft comparable store sales performance. Selling, general and administrative expenses increased 11.8% to $26.9 million in the first quarter of fiscal 1998 from $24.1 million in the first quarter of fiscal 1997. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base). Depreciation and amortization expense of $1.3 million for the first quarter of fiscal 1998 was up 24.0% over the first quarter of fiscal 1997, also mainly due to costs associated with new and relocated stores. Net interest expense increased 35.2% to $.8 million in the first quarter of fiscal 1998 from $.6 million in the first quarter of fiscal 1997



                                    7 of 11
primarily due to additional borrowings under the Credit Agreement to fund the Company's growth and expansion plans, including additional inventory as discussed below.

The Company's effective tax rate decreased to 39.8% in the first quarter of fiscal 1998, compared with 40.0% for the first quarter of fiscal 1997.

As a result of the foregoing factors, net loss increased $.6 million to a $1.5 million net loss in the first quarter of fiscal 1998 from a net loss of $0.9 million in the first quarter of fiscal 1997. As a percent of sales, net loss increased .4 percentage points to 1.4% of sales in the first quarter of fiscal 1998 from 1.0% of sales in the first quarter of fiscal 1997.

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

In March 1998, the Company entered into an amendment (the "Second Amendment") to its Credit Agreement with BankBoston, N.A. (successor to First National Bank of Boston), a national banking association, as agent, and for itself, in its capacity as a lender thereunder, First American National Bank, a national banking association, and SunTrust Bank Nashville, N.A., a national banking association, whereby the Company (i) increased the maximum total commitments available under the Credit Agreement from $45 million to $60 million and (ii) extended the expiration date of the Credit Agreement from August 31, 1999 to August 31, 2002 (the date upon which any remaining borrowings must be repaid). There were no changes to any of the other material terms and conditions of the Credit Agreement as a result of the Second Amendment, provided, however, that the financial covenants must now be tested quarterly as of the end of each fiscal quarter, based on a rolling four-quarters basis, rather than at the end of each fiscal year.

The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At March 28, 1998, the Company's inventories had increased $51.1 million to $202.8 million from $151.7 million at December 27, 1997. This increase resulted primarily from additional inventory for new stores as well as planned inventory increases in seasonal product lines. The Company changed its strategic plan with respect to inventory management during the first quarter of fiscal 1998, whereby spring seasonal merchandise was brought in earlier this year than in prior years for consistency of supply and more continuous flow of seasonal product. In connection with this new strategic plan regarding inventory management, the Company also intends to exit its spring seasonal merchandise earlier this year than in prior years to minimize the amount of seasonal markdowns and product carryover. Short-term trade credit, which represents a source of financing for inventory, increased $43.3 million to $96.0 million at March 28, 1998 from $52.7 million at December 27, 1997. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At March 28, 1998, the Company had working capital of $97.8 million, which represented a $14.9 million increase from December 27, 1997. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable and an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1998 marketing campaign) as well as from an increase in cash and cash equivalents and a decrease in income taxes payable (mainly due to timing of payments), partially offset by an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1998 marketing campaign and, to a lesser extent, timing of payments).

Operations used net cash of $12.5 million and $10.7 million in the first quarter of fiscal 1998 and 1997, respectively. The increase in net cash used in the first quarter of fiscal 1998 resulted primarily from inventories increasing at a faster rate than accounts payable as compared to the first quarter of fiscal 1997, as well as from an increase in trade accounts receivable during the first quarter of fiscal 1998, partially offset by the timing of payments for accrued expenses.


                                    8 of 11

Cash used in investing activities of $2.3 million for the first quarter of fiscal 1998 represented a $0.3 million decrease over cash used in the first quarter of fiscal 1997 of $2.6 million. The decrease in cash used in the first quarter of fiscal 1998 resulted primarily from less capital expenditures as compared to the first quarter of fiscal 1997 (four new stores were opened during the first quarter of fiscal 1998 compared with eleven new store openings during the first quarter of fiscal 1997).

Financing activities in the first quarter of fiscal 1998 provided $17.4 million in cash which represented a $9.1 million increase in net cash provided over the $8.3 million in net cash provided in the first quarter of fiscal 1997. This increase in net cash provided resulted primarily from net short-term borrowings of approximately $17.6 million during the first quarter of fiscal 1998 compared to net borrowings of approximately $8.7 million in the first quarter of fiscal 1997.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.






                                    9 of 11

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1     Second Amendment to Revolving Credit Agreement, dated as of
                  March 23, 1998, among the Company and BankBoston, N.A.
                  (successor to First National Bank of Boston), a national banking association, as agent, and for itself, in its capacity as a lender thereunder, First American National Bank, a national banking association, and SunTrust Bank Nashville, N.A., a national banking association.

         10.2 Revolving Credit Note, dated as of March 23, 1998, issued by the Company to SunTrust Bank Nashville, N.A. in the aggregate principal amount of $15 million.

         27.1     Financial Data Schedule (only submitted to SEC in electronic format).


     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 28, 1998.







                                    10 of 11

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             TRACTOR SUPPLY COMPANY



Date:    May 1, 1998         By:  /s/ Thomas O. Flood
     ------------------           ---------------------
                                  Thomas O. Flood
                                  Senior Vice President - Administration and
                                  Finance, Treasurer and Chief Financial Officer
                                  (Duly Authorized Officer & Principal
                                  Financial Officer)





                                    11 of 11