Form 10-Q
period 1998-06-27
TRACTOR SUPPLY CO /DE/
filed 1998-07-31
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 27, 1998
                                 ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                                --------------------    -----------------------


                        Commission file number   000-23314
                                                -------------

                             TRACTOR SUPPLY COMPANY
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                  13-3139732
---------------------------------------    ------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


  320 Plus Park Boulevard, Nashville, Tennessee                   37217
------------------------------------------------           --------------------
    (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:           (615) 366-4600
                                                       ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X     NO
                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                           Outstanding at July 31, 1998
------------------------------------        -----------------------------------
   Common Stock, $.008 par value                         8,744,466



                                    1 of 13

                             TRACTOR SUPPLY COMPANY

                                      INDEX



                                                                         Page No.
                                                                         --------
Part  I. Financial Information:

     Item 1. Financial Statements:

             Balance Sheets -
               June 27, 1998 and December 27, 1997                          3

             Statements of Income -
               For the Fiscal Three and Six Months Ended
               June 27, 1998 and June 28, 1997                              4

             Statements of Cash Flows -
               For the Fiscal Six Months Ended
               June 27, 1998 and June 28, 1997                              5

             Notes to Unaudited Financial Statements                      6 - 7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8 - 11

Part II. Other Information:

     Item 4. Submission of Matters to a Vote of Security Holders            12

     Item 6. Exhibits and Reports on Form 8-K                               12




                                    2 of 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 27,    DECEMBER 27,
                                                                           1998          1997
                                                                       -----------   ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  8,162       $  8,477
  Accounts receivable, net............................................    11,739          5,180
  Inventories.........................................................   185,370        151,749
  Prepaid expenses....................................................     2,700          4,201
                                                                        --------       --------
         Total current assets.........................................   207,971        169,607
                                                                        --------       --------
Land..................................................................     7,028          6,851
Buildings and improvements............................................    47,681         45,903
Machinery and equipment...............................................    23,904         22,362
Construction in progress..............................................     4,247            843
                                                                        --------       --------
                                                                          82,860         75,959
Accumulated depreciation and amortization.............................   (26,216)       (23,551)
                                                                        --------       --------
  Property and equipment, net.........................................    56,644         52,408
                                                                        --------       --------
Deferred income taxes.................................................       710            710
Other assets..........................................................     1,383          1,355
                                                                        --------       --------
         Total assets.................................................  $266,708       $224,080
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $ 82,001       $ 52,708
  Accrued expenses....................................................    27,995         21,188
  Current maturities of long-term debt................................       737            737
  Current portion of capital lease obligations........................       648            731
  Income taxes currently payable......................................     2,154          2,310
  Deferred income taxes...............................................     9,064          9,064
                                                                        --------       --------
         Total current liabilities....................................   122,599         86,738
                                                                        --------       --------
Revolving credit loan.................................................    23,087         23,419
Other long-term debt..................................................     4,818          5,177
Capital lease obligations.............................................     2,228          2,538
Other long-term liabilities...........................................       467            424
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,785 and $2,695, respectively.....................       805            895

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value;
   8,741,329 and 8,731,218 shares issued and outstanding in 1998
   and 1997, respectively.............................................        70             70
  Additional paid in capital..........................................    42,075         41,926
  Retained earnings...................................................    70,559         62,893
                                                                        --------       --------
    Total stockholders' equity........................................   112,704        104,889
                                                                        --------       --------
         Total liabilities and stockholders' equity...................  $266,708       $224,080
                                                                        ========       ========



         The accompanying notes are an integral part of this statement.



                                    3 of 13

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE FISCAL              FOR THE FISCAL
                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        ------------------           ----------------
                                                      JUNE 27,       JUNE 28,      JUNE 27,       JUNE 28,
                                                        1998          1997          1998           1997
                                                      -----------------------      -----------------------
                                                            (UNAUDITED)                  (UNAUDITED)
Net sales..........................................   $196,081      $159,493       $301,668      $255,902

Cost of merchandise sold...........................    146,833       118,234        225,931       190,490
                                                      --------      --------       --------      --------
   Gross margin....................................     49,248        41,259         75,737        65,412

Selling, general and administrative expenses.......     31,656        28,005         58,580        52,094

Depreciation and amortization......................      1,319         1,105          2,594         2,133
                                                      --------      --------       --------      --------
   Income from operations..........................     16,273        12,149         14,563        11,185

Interest expense, net..............................        734           490          1,518         1,070
                                                      --------      --------       --------      --------
   Income before income taxes......................     15,539        11,659         13,045        10,115
Income tax provision...............................      6,371         4,671          5,379         4,053
                                                      --------      --------       --------      --------
   Net income......................................   $  9,168      $  6,988       $  7,666      $  6,062
                                                      ========      ========       ========      ========
   Net income per share - basic....................   $   1.05      $    .80       $    .88      $    .69
                                                      ========      ========       ========      ========
   Net income per share - assuming dilution........   $   1.04      $    .80       $    .87      $    .69
                                                      ========      ========       ========      ========


         The accompanying notes are an integral part of this statement.




                                    4 of 13

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              FOR THE FISCAL SIX MONTHS ENDED
                                                              -------------------------------
                                                                   JUNE 27,       JUNE 28,
                                                                     1998           1997
                                                                 -----------     ----------

                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income....................................................  $  7,666         $  6,062
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense.....................     2,594            2,133
      Loss on sale of property and equipment....................        33               78
      Change in assets and liabilities:
        Accounts receivable.....................................    (6,559)          (1,389)
        Inventories.............................................   (33,621)         (29,041)
        Prepaid expenses........................................     1,081           (1,409)
        Accounts payable........................................    29,293           24,179
        Accrued expenses........................................     6,773            3,437
        Income taxes currently payable..........................      (156)            (809)
        Other...................................................       (22)               8
                                                                  --------         --------
Net cash provided by operating activities.......................     7,082            3,249
                                                                  --------         --------
Cash flows from investing activities:
    Capital expenditures........................................    (6,633)          (4,890)
    Proceeds from sale of property and equipment................       171              888
                                                                  --------         --------
Net cash used in investing activities...........................    (6,462)          (4,002)
                                                                  --------         --------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan.....      (332)           2,051
    Principal payments under capital lease obligations..........      (393)            (499)
    Repayment of long-term debt.................................      (359)            (324)
    Proceeds from issuance of common stock......................       149               89
    Redemption of preferred stock...............................         0           (1,763)
    Payment of preferred stock dividends........................         0              (79)
                                                                  --------         --------
Net cash used in financing activities...........................      (935)            (525)
                                                                  --------         --------
Net decrease in cash and cash equivalents.......................      (315)          (1,278)

Cash and cash equivalents at beginning of period................     8,477           12,948
                                                                  --------         --------
Cash and cash equivalents at end of period......................  $  8,162         $ 11,670
                                                                  ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest......................................................  $  1,577         $  1,215
  Income taxes..................................................     5,428            4,687


         The accompanying notes are an integral part of this statement.




                                    5 of 13

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

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 27, 1998 and its results of operations and its cash flows for the fiscal three and six month periods ended June 27, 1998 and June 28, 1997.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,746,000 and $6,370,000 higher than reported at June 27, 1998 and December 27, 1997, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Basic net income per share for the Company for the fiscal three and six month periods ended June 27, 1998 and June 28, 1997 is calculated based on the weighted average number of shares of common stock outstanding of 8,741,329 and 8,738,395 for the fiscal three and six month periods ended June 27, 1998, respectively, and 8,722,664 and 8,721,778 for the fiscal three and six month periods ended June 28, 1997, respectively, after giving effect to preferred stock dividends of $20,473 and $55,732 for the fiscal three and six month periods ended June 28, 1997, respectively. Diluted net income per share for the Company for the fiscal three and six month periods ended June 27, 1998 and June 28, 1997 is calculated based on the weighted average number of shares of common stock outstanding of 8,852,045 and 8,785,118 for the fiscal three and six month periods ended June 27, 1998, respectively, and 8,722,664 and 8,721,778 for the fiscal three and six month periods ended June 28, 1997, respectively, after giving effect to dilutive common stock equivalents of 110,716 shares and 46,723 shares for the fiscal three and six month periods ended June 27, 1998, respectively.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - REVOLVING CREDIT AGREEMENT:

In March 1998, the Company entered into an amendment (the "Second Amendment") to its revolving credit agreement with BankBoston, N.A. (successor to First National Bank of Boston), a national banking association, as agent, and for itself, in its capacity as a lender thereunder, First American National Bank, a national banking association, and SunTrust Bank Nashville, N.A., a national banking association, (the "Credit Agreement") whereby the Company (i) increased the maximum total commitments available under the Credit Agreement from $45 million to $60 million and (ii) extended the expiration date of the Credit Agreement from August 31, 1999 to August 31, 2002 (the date upon which any remaining borrowings must be repaid). There were no changes to any of the other material terms and conditions of the Credit Agreement as a result of the Second Amendment, provided, however,


                                    6 of 13
that the financial covenants must now be tested quarterly as of the end of each fiscal quarter, based on a rolling four-quarters basis, rather than at the end of each fiscal year.

NOTE 4 - SUBSEQUENT EVENT:

In June 1998, the Company entered into a new loan agreement (the "Loan Agreement") and term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note bears interest at the rate of 6.75% per annum until its maturity in June 2005. The Term Note requires monthly payments equal to $178,572, plus accrued interest, through June 2005. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement is unsecured. The Loan Agreement contains certain restrictions regarding additional indebtedness; employee loans; business operations; guarantees; investments; mergers, consolidations and sales of assets; transactions with subsidiaries; and liens. In addition, the Company must comply with certain quarterly restrictions regarding net worth, working capital, ratios of total liabilities to net worth and interest coverage and current ratio requirements.





                                    7 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and six month periods ended June 27, 1998 and June 28, 1997, and significant developments affecting its financial condition since the end of the fiscal year, December 27, 1997, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1997. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended June 27, 1998 and June 28, 1997

Net sales increased 22.9% to $196.1 million for the second quarter of fiscal 1998 from $159.5 million for the second quarter of fiscal 1997. Net sales rose 17.9% to $301.7 million for the first six months of fiscal 1998 from $255.9 million for the first six months of fiscal 1997. The sales increases resulted primarily from comparable store sales increases (excluding relocations, using all stores open at least one year) of 15.0% for the second quarter of fiscal 1998 and 9.9% for the first six months of fiscal 1998, and, to a lesser extent, from new stores. The Company opened eleven new retail farm stores (seven in the second quarter of fiscal 1998) during the first six months of fiscal 1998. The Company opened 16 new retail new retail farm stores (five in the second quarter of fiscal 1997) and relocated one store during the first six months of fiscal 1997. Comparable store sales for the second quarter of fiscal 1998 benefited from (i) the "remerchandising" of a significant portion of all stores during the first quarter of fiscal 1998, (ii) the new 1998 marketing programs, (iii) an improved spring seasonal inventory in-stock position, as well as from (iv) favorable spring weather conditions throughout most of the regions of the country in which the Company operated, compared to unseasonably cool and excessively rainy spring weather conditions last year in several regions of the country in which the Company operated. At June 27, 1998, the Company operated 239 retail farm stores (in 26 states) versus 224 stores at June 28, 1997 (in 26 states). The Company's current plans now call for the opening of approximately four additional new stores in fiscal 1998 (approximately one of which is scheduled to open during the third quarter) rather than the seven additional new stores originally contemplated (mainly due to the Company's reconsidering several "recycled" real estate locations originally in the pipeline for later this year in light of the Company's decision to enforce tighter standards of compliance regarding such real estate). The Company is on track to achieve its goal of opening 30 new stores in fiscal 1999.

While certainly the favorable spring weather conditions positively impacted the second quarter's results, the Company believes it is also beginning to realize the benefits of some of the major initiatives recently undertaken to build a stronger foundation to better support the Company's growth and expansion plans going forward, including (i) achieving an improved spring seasonal inventory in-stock position (the Company changed its strategic plan with


                                    8 of 13
respect to inventory management whereby the spring seasonal merchandise was brought in earlier this year than in prior years for consistency of supply and more continuous flow of seasonal product); (ii) rejuvenating the merchandising mix by completing the "remerchandising" of a significant portion of its stores during the first quarter of fiscal 1998; and (iii) implementing, with the support of its vendor partners, the new 1998 marketing programs (consisting mainly of (a) increased print advertising, (b) significantly expanded use of radio, and, (c) for the first time ever, a national television campaign featuring George Strait, a renowned country music entertainer and national spokesman for the Company, and John Lyons, a renowned equine specialist and equine spokesman for the Company).

The gross margin rate decreased .8 percentage points to 25.1% of sales for the second quarter of fiscal 1998 and decreased .5 percentage points to 25.1% of sales for the first six months of fiscal 1998 compared with the corresponding periods in the prior fiscal year. The gross margin rate decline for the second quarter of fiscal 1998 was primarily due to more aggressive promotional activities, principally additional discounting of select items in our print advertising, as well as additional markdowns and other promotional activities associated with the new stores' grand openings (during the fall of 1997, the Company implemented several major new marketing and merchandising initiatives in connection with its new stores' grand openings which have significantly increased grand opening day sales) and, to a lesser extent, from the adverse mix effect of sales of lower margin merchandise (mainly power tools) representing a larger portion of total sales than in the second quarter last year. While the Company's overall inventory level at June 27, 1998 was slightly higher than planned (in certain categories), the Company (a) exceeded its overall gross margin dollar plan; (b) managed its overall gross margin rate to nearly on plan (despite the planned decrease in the second quarter's gross margin rate, the Company's current plans call for the gross margin rate to be at or slightly above last year's level by the end of the fiscal year); and (c) realized an improved spring seasonal merchandise sell-through (without incurring any significant incremental seasonal clearance markdowns).

As a percent of sales, selling, general and administrative ("S,G&A") expenses decreased 1.5 percentage points to 16.1% of sales in the second quarter of fiscal 1998 and decreased 1.0 percentage point to 19.4% of sales for the first six months of fiscal 1998 primarily due to the provision in the second quarter of fiscal 1997 of a reserve for management reorganization totaling approximately $1.2 million pretax (or approximately $.7 million net of tax), as well as the leverage gain attributable to the strong comparable store sales performance and the Company's on-going efforts to control the increase in operating expenses. Excluding the effect of the reserve for management reorganization costs in fiscal 1997, SG&A expenses for the second quarter and first six months of fiscal 1998, as a percentage of sales, would have decreased .7 and .5 percentage points, respectively. On an absolute basis, SG&A expenses increased 13.0% to $31.7 million in the second quarter of fiscal 1998 and increased 12.4% to $58.6 million for the first six months of fiscal 1998. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base), as well as from higher incentive accruals compared to the prior year, offset, in part, by the effect of the reserve for management reorganization costs recorded during the second quarter of fiscal 1997. Depreciation and amortization expense increased 19.4% and 21.6% over the prior year for the second quarter and the first six months of fiscal 1998, respectively, due mainly to costs associated with new stores. Net interest expense increased 49.8% to $.7 million in the second quarter of fiscal 1998 and increased 41.9% to $1.5 million in the first six months of fiscal 1998 primarily due to additional borrowings under the Credit Agreement to fund the Company's growth and expansion plans, including additional inventory as discussed below.

The Company's effective tax rate increased to 41.0% for the second quarter of fiscal 1998 and 41.2% for the first six months of fiscal 1998, compared with 40.1% for both the second quarter and first six months of fiscal 1997, primarily due to a higher effective state income tax rate in fiscal 1998.

As a result of the foregoing factors, net income for the second quarter of fiscal 1998 increased 31.2% to $9.2 million from $7.0 million for the second quarter of fiscal 1997 and net income per share for the second quarter of fiscal 1998 increased 31.3% to $1.05 per share from $.80 per share for the second quarter of last year. Excluding the effect of the reserve for management reorganization costs in fiscal 1997, net income and net income per share for the second quarter of fiscal 1998 would have increased 19.2% and 19.3%, respectively, over the second quarter of last year. Net income for the first six months of fiscal 1998 increased 26.5% to $7.7 million from $6.1 million for the first six months of fiscal 1997 and net income per share for the first six months of fiscal 1998 increased 27.5% to $.88 per share from $.69 per share last year. Excluding the effect of the reserve for management reorganization costs in fiscal 1997, net income and net income per share for the first six months of fiscal 1998 would have increased 13.4% and 14.3%, respectively, over the first six months a year ago. As a percentage of sales, net income increased .3 percentage points to 4.7% of sales for the second quarter of fiscal 1998 from 4.4% of sales for the


                                    9 of 13
second quarter of fiscal 1997 and increased .1 percentage point to 2.5% of sales for the first six months of fiscal 1998 from 2.4% of sales for the first six months of fiscal 1997.

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

In June 1998, the Company entered into a new loan agreement (the "Loan Agreement") and term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note bears interest at the rate of 6.75% per annum until its maturity in June 2005. The Term Note requires monthly payments equal to $178,572, plus accrued interest, through June 2005. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement is unsecured. The Loan Agreement contains certain restrictions regarding additional indebtedness; employee loans; business operations; guarantees; investments; mergers, consolidations and sales of assets; transactions with subsidiaries; and liens. In addition, the Company must comply with certain quarterly restrictions regarding net worth, working capital, ratios of total liabilities to net worth and interest coverage and current ratio requirements.

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At June 27, 1998, the Company's inventories had increased $33.7 million to $185.4 million from $151.7 million at December 27, 1997. This increase resulted primarily from additional inventory for new stores as well as planned inventory increases in seasonal product lines. The Company changed its strategic plan with respect to inventory management during the first quarter of fiscal 1998, whereby spring seasonal merchandise was brought in earlier this year than in prior years for consistency of supply and more continuous flow of seasonal product. In connection with this new strategic plan regarding inventory management, the Company exited its spring seasonal merchandise earlier this year than in prior years to minimize the amount of seasonal markdowns and product carryover. Short-term trade credit, which represents a source of financing for inventory, increased $29.3 million to $82.0 million at June 27, 1998 from $52.7 million at December 27, 1997. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At June 27, 1998, the Company had working capital of $85.4 million, which represented a $2.5 million increase from December 27, 1997. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable and an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1998 marketing campaign), partially offset by an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1998 marketing campaign and, to a lesser extent, from higher incentive accruals and timing of payments).

Operations provided net cash of $7.1 million and $3.2 million in the first six months of fiscal 1998 and 1997, respectively. The increase in net cash provided in the first six months of fiscal 1998 resulted primarily from an increase in net income, an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1998 marketing campaign and, to a lesser extent, from higher incentive accruals and timing of payments) as well as a decrease in prepaid expenses (mainly due to timing of rent payments), partially offset by an increase in trade accounts receivable compared to the prior year (mainly due to commitments from vendors respecting the Company's 1998 marketing campaign).



                                    10 of 13

Cash used in investing activities of $6.5 million for the first six months of fiscal 1998 represented a $2.5 million increase over cash used in the first six months of fiscal 1997 of $4.0 million. The increase in cash used for capital expenditures during the first six months of fiscal 1998 compared to the prior year primarily reflects expenditures related to the Company's on-going installation of its SAP America, Inc, ("SAP") system (current plans now call for the implementation of the new SAP merchandising, distribution and financial systems by October 25, 1998, rather than by mid-1999 as originally contemplated), as well as the effect of decreased proceeds from the sale of property and equipment during the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

Financing activities in the first six months of fiscal 1998 used $.9 million in cash which represented a $.4 million increase in net cash used over the $.5 million in net cash used in the first six months of fiscal 1997. This increase in net cash used resulted primarily from repayments under the Credit Agreement of approximately $.3 million during the first six months of fiscal 1998 compared to net borrowings of approximately $2.1 million during the first six months of fiscal 1997 (offset, in part, by the redemption of 1,763 shares of Series B Preferred Stock, constituting all of the then outstanding Series B Preferred Stock, during the first six months of fiscal 1997).

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.



                                    11 of 13

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 23, 1998 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected for a three-year term the one Class I director nominated for election (Thomas O. Flood) as set forth in the proxy statement dated March 20, 1998. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

                                                        Current Term as
                          Name                          Director Expires
                          ----                          ----------------
                    Thomas J. Hennesy, III                    1999
                    Joseph D. Maxwell                         1999
                    Joseph M. Rodgers                         1999
                    Joseph H. Scarlett, Jr.                   2000
                    S. P. Braud                               2000


(c) (1) The stockholders elected one Class I director for a three-year term ending at the 2001 Annual Meeting of Stockholders.

                         Name                  For           Withheld
                         ----                  ---           --------
                    Thomas O. Flood         7,879,488         31,928


(c) (2) The stockholders ratified the reappointment of Price Waterhouse LLP as independent certified public accountants of the Company for the fiscal year ending December 26, 1998.

                   For           Against       Abstain         Non-Vote
                   ---           -------       -------         --------
                7,895,109         5,985        10,322             0

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).


     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 27, 1998.



                                    12 of 13

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRACTOR SUPPLY COMPANY



Date:    July 31, 1998                By:  /s/ Thomas O. Flood
     ---------------------             ----------------------------------------
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




                                    13 of 13