Form 10-Q
period 1998-09-26
TRACTOR SUPPLY CO /DE/
filed 1998-10-30
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 26, 1998
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                 13-3139732
   ------------------------------          ----------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


 320 Plus Park Boulevard, Nashville, Tennessee                 37217
 ---------------------------------------------                --------
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:        (615) 366-4600
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

                             YES   X       NO
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                         Outstanding at October 24, 1998
--------------------------------------       ---------------------------------
    Common Stock, $.008 par value                         8,748,105





                                    1 of 11

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                        Page No.
                                                                        --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                September 26, 1998 and December 27, 1997                    3

              Statements of Income -
                For the Fiscal Three and Nine Months Ended
                September 26, 1998 and September 27, 1997                   4

              Statements of Cash Flows -
                For the Fiscal Nine Months Ended
                September 26, 1998 and September 27, 1997                   5

              Notes to Unaudited Financial Statements                       6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7 - 9

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                             10

     Signature Page                                                        11









                                    2 of 11

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        SEPT. 26,      DECEMBER 27,
                                                                                          1998            1997
                                                                                      ------------     ------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $     6,372       $     8,477
  Accounts receivable, net........................................................          8,725             5,180
  Inventories.....................................................................        187,837           151,749
  Other current assets............................................................          4,384             4,201
                                                                                      -----------       -----------
         Total current assets.....................................................        207,318           169,607
                                                                                      -----------       -----------
Land..............................................................................          6,871             6,851
Buildings and improvements........................................................         48,481            45,903
Machinery and equipment...........................................................         24,308            22,362
Construction in progress..........................................................          6,062               843
                                                                                      -----------       -----------
                                                                                           85,722            75,959
Accumulated depreciation and amortization.........................................        (27,650)          (23,551)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................         58,072            52,408
                                                                                      -----------       -----------
Deferred income taxes.............................................................            710               710
Other assets......................................................................          1,500             1,355
                                                                                      -----------       -----------
         Total assets.............................................................    $   267,600       $   224,080
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $    68,855       $    52,708
  Accrued expenses................................................................         27,679            21,188
  Current maturities of long-term debt............................................          2,880               737
  Current portion of capital lease obligations....................................            623               731
  Income taxes currently payable..................................................            548             2,310
  Deferred income taxes...........................................................          9,064             9,064
                                                                                      -----------       -----------
         Total current liabilities................................................        109,649            86,738
                                                                                      -----------       -----------
Revolving credit loan.............................................................         22,581            23,419
Term loan.........................................................................         12,500                --
Other long-term debt..............................................................          4,632             5,177
Capital lease obligations.........................................................          2,074             2,538
Other long-term liabilities.......................................................            497               424
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,830 and $2,695, respectively.................................            760               895

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,744,466
   and 8,731,218 shares issued and outstanding in 1998 and 1997, respectively.....             70                70
  Additional paid-in capital......................................................         42,141            41,926
  Retained earnings...............................................................         72,696            62,893
                                                                                      -----------       -----------
    Total stockholders' equity....................................................        114,907           104,889
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   267,600       $   224,080
                                                                                      ===========       ===========



         The accompanying notes are an integral part of this statement.


                                    3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE FISCAL                   FOR THE FISCAL
                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      --------------------------       --------------------------
                                                       SEPT. 26,       SEPT. 27,         SEPT. 26,      SEPT. 27,
                                                          1998           1997              1998           1997
                                                      --------------------------       --------------------------
                                                              (UNAUDITED)                      (UNAUDITED)
Net sales..........................................   $  140,628      $  118,438       $  442,296      $ 374,340
Cost of merchandise sold...........................      104,195          88,165          330,126        278,655
                                                      ----------      ----------       ----------      ---------
     Gross margin..................................       36,433          30,273          112,170         95,685
Selling, general and administrative expenses.......       30,577          25,891           89,157         77,985
Depreciation and amortization......................        1,370           1,161            3,964          3,294
                                                      ----------      ----------       ----------      ---------
     Income from operations........................        4,486           3,221           19,049         14,406
Interest expense, net..............................          850             633            2,368          1,703
                                                      ----------      ----------       ----------      ---------
     Income before income taxes....................        3,636           2,588           16,681         12,703
Income tax provision...............................        1,499           1,036            6,878          5,089
                                                      ----------      ----------       ----------      ---------
     Net income....................................   $    2,137      $    1,552       $    9,803      $   7,614
                                                      ==========      ==========       ==========      =========
     Net income per share - basic..................   $      .24      $      .18       $     1.12      $     .87
                                                      ==========      ==========       ==========      =========
     Net income per share - assuming dilution......   $      .24      $      .18       $     1.11      $     .87
                                                      ==========      ==========       ==========      =========












         The accompanying notes are an integral part of this statement.





                                    4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE FISCAL NINE MONTHS ENDED
                                                                              -----------------------------------
                                                                               SEPT. 26,                SEPT. 27,
                                                                                 1998                     1997
                                                                              ----------               ---------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net income...........................................................       $    9,803               $   7,614
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense............................            3,964                   3,294
      Loss (gain) on sale of property and equipment....................              134                     (30)
      Change in assets and liabilities:
        Accounts receivable............................................           (3,545)                   (973)
        Inventories....................................................          (36,088)                (44,555)
        Other current assets...........................................             (603)                 (2,606)
        Accounts payable...............................................           16,147                  26,821
        Accrued expenses...............................................            6,457                   1,839
        Income taxes currently payable.................................           (1,762)                 (2,369)
        Other..........................................................             (131)                   (529)
                                                                              ----------               ---------
Net cash used in operating activities..................................           (5,624)                (11,494)
                                                                              ----------               ---------
Cash flows from investing activities:
    Capital expenditures...............................................           (9,617)                 (6,624)
    Proceeds from sale of property and equipment.......................              233                   1,636
                                                                              ----------               ---------
Net cash used in investing activities..................................           (9,384)                 (4,988)
                                                                              ----------               ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan............             (838)                 14,763
    Borrowings under term loan agreement...............................           15,000                      --
    Repayments under term loan agreement...............................             (357)                     --
    Principal payments under capital lease obligations.................             (572)                   (754)
    Repayment of long-term debt........................................             (545)                   (492)
    Proceeds from issuance of common stock.............................              215                     161
    Redemption of preferred stock......................................               --                  (1,763)
    Payment of preferred stock dividends...............................               --                     (79)
                                                                              ----------               ---------
Net cash provided by financing activities..............................           12,903                  11,836
                                                                              ----------               ---------
Net decrease in cash and cash equivalents..............................           (2,105)                 (4,646)
Cash and cash equivalents at beginning of period.......................            8,477                  12,948
                                                                              ----------               ---------
Cash and cash equivalents at end of period.............................       $    6,372               $   8,302
                                                                              ==========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest.............................................................       $    2,350               $   1,835
  Income taxes.........................................................            8,533                   7,282








         The accompanying notes are an integral part of this statement.


                                    5 of 11

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1997. The results of operations for the fiscal three and nine-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of September 26, 1998 and its results of operations and its cash flows for the fiscal three and nine-month periods ended September 26, 1998 and September 27, 1997.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,919,000 and $6,370,000 higher than reported at September 26, 1998 and December 27, 1997, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Basic net income per share for the Company for the fiscal three and nine-month periods ended September 26, 1998 and September 27, 1997 is calculated based on the weighted average number of shares of common stock outstanding of 8,741,329 and 8,740,361 for the fiscal three and nine-month periods ended September 26, 1998, respectively, and 8,726,659 and 8,723,775 for the fiscal three and nine-month periods ended September 27, 1997, respectively, after giving effect to preferred stock dividends of $55,732 for the fiscal nine-month period ended September 27, 1997. Diluted net income per share for the Company for the fiscal three and nine-month periods ended September 26, 1998 and September 27, 1997 is calculated based on the weighted average number of shares of common stock outstanding of 8,835,137 and 8,800,866 for the fiscal three and nine-month periods ended September 26, 1998, respectively, and 8,726,659 and 8,723,775 for the fiscal three and nine-month periods ended September 27, 1997, respectively, after giving effect to dilutive common stock equivalents of 93,808 shares and 60,505 shares for the fiscal three and nine-month periods ended September 26, 1998, respectively.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - TERM LOAN AGREEMENT:

In June 1998, the Company entered into a new loan agreement (the "Loan Agreement") and term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note bears interest at the rate of 6.75% per year until its maturity in June 2005. The Term Note requires monthly payments equal to $178,572, plus accrued interest, through June 2005. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement is unsecured. The Loan Agreement contains certain restrictions regarding additional indebtedness; employee loans; business operations; guarantees; investments; mergers, consolidations and sales of assets; transactions with subsidiaries; and liens. In addition, the Company must comply with certain quarterly restrictions regarding net worth, working capital, ratios of total liabilities to net worth and interest coverage and current ratio requirements.




                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and nine-month periods ended September 26, 1998 and September 27, 1997, and significant developments affecting its financial condition since the end of the fiscal year, December 27, 1997, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 1997. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 26, 1998 and September 27, 1997

Net sales increased 18.7% to $140.6 million for the third quarter of fiscal 1998 from $118.4 million for the third quarter of fiscal 1997. Net sales rose 18.2% to $442.3 million for the first nine months of fiscal 1998 from $374.3 million for the first nine months of fiscal 1997. The sales increases resulted primarily from comparable store sales increases (excluding relocations, using all stores open at least one year) of 12.0% for the third quarter of fiscal 1998 and 10.6% for the first nine months of fiscal 1998, and, to a lesser extent, from new stores. The Company opened 12 new retail farm stores (one in the third quarter of fiscal 1998) during the first nine months of fiscal 1998. The Company opened 18 new retail farm stores (two in the third quarter of fiscal 1997), closed two stores (both in the third quarter of fiscal 1997) and relocated one store during the first nine months of fiscal 1997. Comparable store sales for the third quarter of fiscal 1998 benefited primarily from (i) the "remerchandising" of a significant portion of all stores during the first quarter of fiscal 1998, (ii) the new 1998 marketing and advertising programs, (iii) an improved inventory in-stock position, as well as from (iv) hurricane Bonnie. At September 26, 1998, the Company operated 240 retail farm stores (in 26 states) versus 224 stores (in 26 states) at September 27, 1997. The Company's current plans call for the opening of approximately three additional new stores in the fourth quarter of fiscal 1998. The Company is also well positioned to achieve its goal of opening 30 new stores in fiscal 1999.

As part of the Company's on-going efforts to continually focus on improving its comparable store sales, the Company is planning to undertake several major new merchandising and marketing initiatives in 1999, including (i) the "remerchandising" of approximately 60% of all stores during the first quarter of fiscal 1999, consisting of the entire "left-side" of the store and portions of the "center aisle" and "agricultural sections" (the Company previously "remerchandised" the other approximately 40% of all stores during the first quarter of 1998, and (ii) the expansion and refinement of the Company's new, marketing and advertising programs (initiated in 1998), including, among other things, the expanded use of newspaper circulars and radio, "event marketing" and increased distribution of its print media.




                                    7 of 11

The gross margin rate increased .3 percentage points to 25.9% of sales for the third quarter of fiscal 1998 and decreased .2 percentage points to 25.4% of sales for the first nine months of fiscal 1998 compared with the corresponding periods in the prior fiscal year. The gross margin rate increase for the third quarter of fiscal 1998 was primarily due to a reduction of shrinkage expense and a lower LIFO provision.

As a percent of sales, selling, general and administrative ("S,G&A") expenses decreased .2 percentage points to 21.7% of sales in the third quarter of fiscal 1998 and decreased .6 percentage points to 20.2% of sales for the first nine months of fiscal 1998 primarily due to the strong comparable store sales performance and the Company's on-going efforts to control the increase in operating expenses. Excluding the effect of a reserve for management reorganization costs recorded during the second quarter of fiscal 1997 (totaling approximately $1.2 million pretax or approximately $.7 million net of tax), SG&A expenses for the first nine months of fiscal 1998, as a percentage of sales, would have decrease .3 percentage points from the same period in the prior year. On an absolute basis, SG&A expenses increased 18.1% to $30.6 million in the third quarter of fiscal 1998 and increased 14.3% to $89.2 million for the first nine months of fiscal 1998. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base), as well as from higher incentive accruals compared to the prior year, offset, in part, by the effect of the reserve for management reorganization costs recorded during the second quarter of fiscal 1997. Depreciation and amortization expense increased 18.0% and 20.3% over the prior year for the third quarter and the first nine months of fiscal 1998, respectively, due mainly to costs associated with new stores. Net interest expense increased 34.3% to $.9 million in the third quarter of fiscal 1998 and increased 39.0% to $2.4 million in the first nine months of fiscal 1998 primarily due to additional borrowings under the Credit Agreement and the Company's growth and expansion plans, including additional inventory as discussed below.

The Company's effective tax rate increased to 41.2% for both the third quarter of fiscal 1998 and the first nine months of fiscal 1998, compared with 40.0% for the third quarter of fiscal 1997 and 40.1% for the first nine months of fiscal 1997, primarily due to a higher effective state income tax rate in fiscal 1998.

As a result of the foregoing factors, net income for the third quarter of fiscal 1998 increased 37.7% to $2.1 million from $1.6 million for the third quarter of fiscal 1997 and net income per share for the third quarter of fiscal 1998 increased 33.3% to $.24 per share from $.18 per share for the third quarter of last year. Net income for the first nine months of fiscal 1998 increased 28.7% to $9.8 million from $7.6 million for the first nine months of fiscal 1997 and net income per share for the first nine months of fiscal 1998 increased 28.7% to $1.12 per share from $.87 per share last year. Excluding the effect of the reserve for management reorganization costs in fiscal 1997, net income and net income per share for the first nine months of fiscal 1998 would have both increased 17.9% over the first nine months a year ago. As a percentage of sales, net income increased .2 percentage points to 1.5% of sales for the third quarter of fiscal 1998 from 1.3% of sales for the third quarter of fiscal 1997 and increased .2 percentage points to 2.2% of sales for the first nine months of fiscal 1998 from 2.0% of sales for the first nine months of fiscal 1997.

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



                                    8 of 11

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At September 26, 1998, the Company's inventories had increased $36.1 million to $187.8 million from $151.7 million at December 27, 1997. This increase resulted primarily from additional inventory for new stores as well as from planned inventory increases in seasonal product lines. The Company changed its strategic plan with respect to inventory management during the first quarter of fiscal 1998, whereby seasonal merchandise was brought in earlier this year than in prior years for consistency of supply and more continuous flow of seasonal product. In connection with this new strategic plan regarding inventory management, the Company also plans to exit its seasonal merchandise earlier this year than in prior years to minimize the amount of seasonal markdowns and product carryover. Short-term trade credit, which represents a source of financing for inventory, increased $16.2 million to $68.9 million at September 26, 1998 from $52.7 million at December 27, 1997. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 26, 1998, the Company had working capital of $97.7 million, which represented a $14.8 million increase from December 27, 1997. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable and an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1998 marketing campaign), partially offset by an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1998 marketing campaign and, to a lesser extent, from higher incentive accruals and timing of payments) and borrowings under the Loan Agreement.

Operations used net cash of $5.6 million and $11.5 million in the first nine months of fiscal 1998 and 1997, respectively. The decrease in net cash used in the first nine months of fiscal 1998 resulted primarily from an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1998 marketing campaign and, to a lesser extent, from higher incentive accruals and timing of payments), an increase in net income and a decrease in prepaid expenses (mainly due to timing of rent payments), partially offset by an increase in trade accounts receivable compared to the prior year (mainly due to commitments from vendors respecting the Company's 1998 marketing campaign) as well as from inventories increasing at a faster rate than accounts payable in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Cash used in investing activities of $9.4 million for the first nine months of fiscal 1998 represented a $4.4 million increase over cash used in the first nine months of fiscal 1997 of $5.0 million. The increase in cash used for capital expenditures during the first nine months of fiscal 1998 compared to the prior year primarily reflects expenditures related to the Company's on-going installation of its SAP America, Inc. ("SAP") system (current plans now call for the implementation of the new SAP merchandising, distribution and financial systems to be necessarily delayed until the first quarter of fiscal 1999, rather than by October 25, 1998 as previously announced primarily due to unforeseen technical difficulties with the software), as well as the effect of decreased proceeds from the sale of property and equipment during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Financing activities in the first nine months of fiscal 1998 provided $12.9 million in cash which represented a $1.1 million increase in net cash provided over the $11.8 million in net cash provided in the first nine months of fiscal 1997. This increase in net cash provided resulted primarily from net borrowings under the Loan Agreement of approximately $14.6 million during the first nine months of fiscal 1998 compared to net borrowings under the Credit Agreement of approximately $14.8 million during the first nine months of fiscal 1997 (offset, in part, by the redemption of 1,763 shares of Series B Preferred Stock, constituting all of the then outstanding Series B Preferred Stock, during the first nine months of fiscal 1997).

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.




                                    9 of 11

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.37    Loan Agreement, dated as of June 30, 1998 between the Company and
                  SunTrust Bank, Nashville, N.A., a national banking association.

         10.38    Term Note, dated as of June 30, 1998, issued by the Company to SunTrust Bank,
                  Nashville, N.A., a national banking association, in the aggregate amount of $15 million.

         27.1     Financial Data Schedule (only submitted to SEC in electronic format).


     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 26, 1998.







                                    10 of 11

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRACTOR SUPPLY COMPANY



Date: October 30, 1998     By:  /s/ Thomas O. Flood
     ------------------         ----------------------------------------------
                                Thomas O. Flood
                                  Senior Vice President - Administration and
                                  Finance, Treasurer and Chief Financial Officer (Duly Authorized Officer & Principal
                                  Financial Officer)








                                    11 of 11