Form 10-K
period 1998-12-26
TRACTOR SUPPLY CO /DE/
filed 1999-03-17
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended        December 26, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                         to

                       Commission file number  000-23314

                             TRACTOR SUPPLY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                               13-3139732
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
       Incorporation or Organization)

 320 Plus Park Boulevard,  Nashville, Tennessee            37217
    (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code:     (615) 366-4600


Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.008 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 1999 was $88,437,993. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

               Class                           Outstanding at January 31, 1999
   Common Stock, $.008 par value                          8,751,129

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 26, 1998 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Overview

Tractor Supply Company, a Delaware corporation ("TSC" or the "Company"), is a specialty retailer which supplies the daily farming and maintenance needs of its target customers: hobby, part-time and full-time farmers and ranchers, as well as rural customers, contractors and tradesmen. The Company operates one of the largest retail farm store chains in the United States. TSC's 243 stores, located in 26 states, typically range in size from 12,000 to 14,000 square feet of inside selling space and utilize at least as many square feet of outside selling space. Stores are located in rural communities and in the outlying areas of large cities where farming is a significant factor in the local economy.

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

The Company was founded in 1938 as a catalog mail order tractor parts supplier. In 1978, Fuqua Industries, Inc. acquired the Company, and in 1982 Fuqua, in turn, sold the Company to a group of investors, including two members of the Company's current senior management team, both of whom are principal stockholders. Between the acquisition in 1982 and 1998, the Company's sales have increased from $122.5 million to $600.7 million and the Company has opened 138 stores and closed 19 stores.

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

     Customer Service. The Company's number one priority is customer service. It offers its customers a high level of in-store service through motivated, well-trained, technically proficient Store Associates. The Company believes the ability of its Store Associates to provide friendly, responsive, technical assistance is valued by its customers and helps to promote strong customer loyalty and repeat shopping. TSC's commitment to customer service is further enhanced by its "satisfaction guaranteed" policy and its special order program.

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

     Advertising. To generate store traffic and position TSC as a destination store, the Company promotes broad selections of merchandise with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. In fiscal 1998, the Company enhanced its marketing and advertising programs through the expanded use of radio and, for the first time, through the use of a national television campaign. In connection with these new programs, the Company signed John Lyons, a renowned equine specialist, as its national equine spokesman, and George Strait, a renowned country music entertainer, as its national spokesman.

     Store Environment. TSC's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays, both inside and outside the store, and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable Store Associates in order to provide a friendly, enjoyable shopping experience.

Growth Strategy

The Company's growth strategy is to increase sales and profitability at existing stores through continuing improvements in product mix and operating efficiencies and through new store openings and relocations. Since the beginning of fiscal 1992, the Company has opened 100 new stores and relocated 17. Of these 117 stores, 101 have been open more than one year and have generated average net sales that are approximately 21.7% per annum greater than those of existing stores. During this period, the Company has also closed eight stores (excluding relocations). Management believes that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new markets.

In June 1997, the Company slowed down its new store unit growth rate for a period of approximately 18 months (opening 22 new stores in fiscal 1997 rather than the 25 originally contemplated, and opening 15 new stores in fiscal 1998 rather than the 28 originally contemplated) in order to focus its efforts on rejuvenating the merchandise mix and improving comparable store sales. The Company intends to resume its approximate 12% overall new store unit growth rate each year beginning in fiscal 1999, with current plans calling for the opening of 30 new stores in fiscal 1999, 33 in fiscal 2000, and additional stores thereafter (the Company has presently identified over 200 potential new markets).

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

The Company plans to relocate approximately one store in fiscal 1999 and an average of one or two additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $250,000 to $500,000 depending on whether the Company is responsible for any renovation or remodeling costs. The Company has experienced average sales increases in excess of 16% in the year subsequent to relocation for stores relocated over the past five years.

The Company plans to extensively remodel an average of one or two of its strong performing stores each year over the next several years, one of which is scheduled for fiscal 1999. The estimated cash required to complete a major remodeling typically ranges from $150,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $25,000 to $75,000.

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

The following chart indicates the average percentages of sales represented by each of the major product categories during fiscal 1998, 1997 and 1996:

                                                   Percent of Total Sales
                                                 --------------------------
                   Product Category              1998       1997       1996
                   ----------------              ----       ----       ----
     Farm maintenance.......................      16%        19%        19%
     Animal care............................      19         17         16
     General maintenance....................      18         16         17
     Lawn and garden........................      18         19         18
     Light truck maintenance................      13         13         14
     Work clothing and other................      16         16         16
                                                ----        ---        ---
                                                 100%       100%       100%
                                                ====        ===        ===

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

The Company devotes considerable resources to training its Store Associates, often in cooperation with its vendors. The Company's training programs include
(i) a full management training program for manager trainees which covers all aspects of the Company's operations, (ii) product knowledge video tapes produced in conjunction with over 100 of its vendors, (iii) semi-annual retail training skills classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from the Company's management headquarters. The Company seeks to hire and train Store Associates with farming backgrounds.

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

Purchasing and Distribution

The Company offers an extensive selection of farm maintenance and other specialty products. The Company has established arrangements with certain of its principal vendors to develop new products, plan promotions, review marketing strategies, manage stock levels and develop merchandise displays. The Company is pursuing similar arrangements with other key vendors. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 2,000 vendors, the five largest of which accounted for less than 25% of the Company's total purchases in fiscal 1998 and one of which (MTD Products, Inc.) accounted for more than 10% of the Company's purchases during such year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Approximately 765 vendors participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's merchandise purchasing is centrally managed.

The Company operates a 340,000 square foot distribution center in Indianapolis, Indiana and a 144,000 square foot distribution center in Omaha, Nebraska, from which it serviced approximately 150 stores and 93 stores, respectively, at December 26, 1998. The Company also intends to utilize smaller, strategically located "cross-dock" facilities to support the main distribution centers and transportation system network. The first such cross-dock facility, a 50,000 square foot distribution center located in Waco, Texas, was opened in the fall of 1996 and supports the Company's stores located in the Southwest region of the country. The Company also opened a similar cross-dock facility, a 28,000 square foot distribution center located in Winston-Salem, North Carolina, in March 1997 which will support the Company's growth and expansion plans in the Southeast region of the country. In fiscal 1998, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company's stores. The main distribution centers ship to each store at least twice a week during peak periods through a dedicated contract carrier. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

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

The Company is constantly assessing and upgrading its management information and control systems to support its growth, reduce and control costs, improve internal controls and operating efficiencies and facilitate better decision-making. In 1996, the Company completed the installation of an advanced point-of-sale store information system which has reduced customer check-out time, improved inventory control and enhanced overall productivity. In February 1999, the Company completed the initial installation of its new, "world-class" merchandise and warehouse management systems which will enable the Company to further improve its inventory management and control, allow for better decision making, enhance overall productivity and provide the flexibility to support the Company's growth plans while at the same time ensuring it is Year 2000 compliant.

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

Management and Employees

As of December 26, 1998, the Company employed approximately 1,600 full-time and approximately 1,500 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 120 employees of the Company's two main distribution centers were covered by collective bargaining agreements. These collective bargaining agreements at the Indianapolis, Indiana and Omaha, Nebraska distribution centers expire in April 2000 and August 1999, respectively.

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

Two of the four members of the Company's senior management, most of the Company's district managers and a significant portion of the Company's store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of experience in the retail industry and two members of senior management have at least 20 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 6.8 years and 5.7 years, respectively. Management believes internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience, will provide the management structure necessary to support expected store growth.

ITEM 2.  PROPERTIES

As of December 26, 1998, the Company leased its four distribution facilities and its management headquarters, owned 73 stores (23 of which are subject to mortgages) and leased 170 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. None of the store leases or mortgages individually is material to the Company's operations. The leases at its Indianapolis, Indiana; Omaha, Nebraska; Waco, Texas and Winston-Salem, North Carolina distribution facilities expire in 2000, 1999, 2000 and 1999 respectively, and the lease for its management headquarters expires in 2007. Seven of the Company's stores and its management headquarters are leased from affiliated parties. See Item 13. "Certain Relationships and Related Transactions".

As of December 26, 1998, the Company operated 243 stores in 26 states as follows:

                       Number                                     Number
State                 of Stores           State                  of Stores
-----                 ---------           -----                  ---------

Texas                     41              Missouri                   6
Ohio                      33              Nebraska                   6
Michigan                  21              Virginia                   6
Tennessee                 21              Pennsylvania               5
Indiana                   18              South Dakota               4
Kentucky                  12              Alabama                    3
Illinois                  11              Maryland                   2
North Carolina            10              Oklahoma                   2
Iowa                       9              South Carolina             2
North Dakota               8              Mississippi                1
Kansas                     7              Montana                    1
Arkansas                   6              New York                   1
Minnesota                  6              Wisconsin                  1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 26, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1999.

The following is a list of the names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

            Name                                 Position                                     Age
            ----                                 --------                                     ---

Joseph H. Scarlett, Jr.......    Chairman of the Board, President,
                                 Chief Executive Officer and Director                          56

Gerald W. Brase .............    Senior Vice President - Merchandising and Marketing           45

Michael E. Brown.............    Senior Vice President - Operations                            41

Thomas O. Flood..............    Senior Vice President-Administration and Finance,
                                 Chief Financial Officer and Director                          52

John W. Atkins...............    Vice President-Farm Merchandising                             36

John E. Corbin...............    Vice President-Operations (Region III)                        40

Blake A. Fohl................    Vice President-Marketing                                      39

Lawrence Goldberg............    Vice President-Logistics                                      56

Leo H. Haberer...............    Vice President-Real Estate                                    58

Stephen E. Hull..............    Vice President-Real Estate                                    41

Michael J. Kincaid...........    Vice President-Controller, Treasurer and Secretary            41

Gary M. Magoni...............    Vice President-Operations (Region I)                          52

Stanley L. Ruta..............    Vice President-Operations (Region II)                         47

Daisy L. Vanderlinde.........    Vice President-Human Resources                                47

------------------
Joseph H. Scarlett, Jr. became Chairman of the Board, President and Chief Executive Officer of the Company in July 1998, after having served as Chairman of the Board and Chief Executive Officer of the Company since February 1993 and as President and Chief Operating Officer of the Company from 1987 to February 1993. Between 1979 and 1987, Mr. Scarlett served as Vice President-Personnel, Senior Vice President-Administration and Executive Vice President-Operations of the Company. Prior to 1979, Mr. Scarlett held operational positions, including District Supervisor and Personnel Director, with Two Guys Discount Stores in New Jersey over a 15 year period. Mr. Scarlett has served as a director of the Company since 1982. Mr. Scarlett is currently a member of the International Mass Retail Association Board.

Gerald W. Brase became Senior Vice President - Merchandising and Marketing of the Company in September 1997. Mr. Brase previously served as Divisional Vice President for Builders Square, a subsidiary of Kmart Corporation from 1993 to 1997. From 1985 to 1993, Mr. Brase served as Vice President and Divisional Merchandise Manager with the Hechinger Company. From 1969 to 1985, Mr. Brase held various merchandising and operational positions with the Hechinger Company and Sears, Roebuck & Company.

Michael E. Brown became Senior Vice President - Operations of the Company in January 1998. Mr. Brown previously served as Executive Vice President of Store Operations with House of Fabrics, Inc. from 1994 to 1997. From 1991 to 1994, Mr. Brown served as Vice President of Retail Sales, Regional Manager and District Manager with House of Fabrics, Inc. In November 1994, House of Fabrics, Inc. filed for bankruptcy reorganization, emerging in August 1996. From 1977 to 1991, Mr. Brown held various management and operational positions with the Rock Island County Council on Addictions, the 7 Eleven Food Stores of Iowa and the Prairie State Food Corporation.

Thomas O. Flood became Senior Vice President - Administration and Finance and Chief Financial Officer of the Company in July 1998, after having served as Senior Vice President-Administration and Finance, Treasurer and Chief Financial Officer of the Company since January 1996 and as Vice President of Administration and Finance of the Company since 1984 and as Chief Financial Officer and Treasurer since June 1993. Mr. Flood previously served as Vice President of Finance of the Company from 1982 to 1984, as Controller from 1981 to 1982 and in various financial and management information systems capacities between 1969 and 1981. Mr. Flood has served as a director of the Company since 1985.

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

Stephen E. Hull became Vice President - Real Estate of the Company in January 1999 after having served as Director of Real Estate of the Company since April 1998. Mr. Hull previously served as Vice President of Real Estate of Heilig-Myers Corporation from 1990 to 1998, and Development Partner for the Robinson & Wetmore Development Group from 1988 to 1990.

Michael J. Kincaid became Vice President - Controller, Treasurer and Secretary of the Company in July 1998 after having served as Vice President - Controller and Secretary of the Company since January 1996, as the Controller of the Company since June 1991 and as the Secretary of the Company since May 1993. From 1981 to 1991, Mr. Kincaid held various management and staff accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:

                                                   Price Range
                                     -----------------------------------------
                                       Fiscal 1998              Fiscal 1997
                                     -----------------       -----------------
                                      High       Low           High      Low
                                     -------   -------       -------   -------
              First Quarter          $23-1/4   $13-3/4       $21       $18-1/4
              Second Quarter         $26-1/2   $20-5/8       $21-1/2   $17-1/4
              Third Quarter          $26       $18           $20-5/8   $16-1/4
              Fourth Quarter         $27       $18-1/2       $22       $13-3/4

As of January 31, 1999, the approximate number of record holders of the Company's Common Stock was 65 (excluding individual participants in nominee security position listings) and the approximate number of beneficial holders of the Company's Common Stock was 2,200.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Financial and Operating Highlights" on page 8 of the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at December 26, 1998. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Report of Independent Accountants", "Balance Sheets", "Statements of Income", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", and "Notes to Financial

Statements" on pages 16 through 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Class II Directors and Information Regarding Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 14, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee's Report on Executive Compensation", and "Performance Graph" on pages 4 through 11 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 14 and 15 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Interests of Management in Certain Transactions" on pages 12 through 14 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 22, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements                                                                                  Page
         --------------------                                                                                  ----

         The following financial statements and related notes of the Company contained on pages 16 through 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998 are incorporated herein by reference:

         Report of Independent Accountants  ..............................................................

         Balance Sheets - December 26, 1998 and December 27, 1997  .......................................

         Statements of Income - Fiscal Years Ended December 26, 1998, December 27, 1997 and
         December 28, 1996  ..............................................................................

         Statement of Changes in Stockholders' Equity - Fiscal Years Ended December 26, 1998,
         December 27, 1997 and December 28, 1996  ........................................................

         Statements of Cash Flows - Fiscal Years Ended December 26, 1998, December 27, 1997 and
         December 28, 1996  ..............................................................................

         Notes to Financial Statements  ..................................................................

(a) (2)  Financial Statement Schedules
         -----------------------------

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  Exhibits
         --------

         The exhibits listed in the Index to Exhibits, which appears on pages 14 through 19 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRACTOR SUPPLY COMPANY

    Date:  March 17, 1999            By: / s / Thomas O. Flood
                                         ---------------------
                                         Thomas O. Flood
                                         Senior Vice President - Administration
                                         and Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----

    /s/ Joseph H. Scarlett, Jr.*       Chairman of the Board, President,           March 17, 1999
    -------------------------------    Chief Executive Officer and Director
        Joseph H. Scarlett, Jr.        (Principal Executive Officer)

    /s/ Thomas O. Flood                Senior Vice President - Administration      March 17, 1999
    -------------------------------    and Finance, Chief Financial Officer
        Thomas O. Flood                and Director (Principal Financial and
                                       Accounting Officer)

    /s/ Thomas J. Hennesy, III*        Director                                    March 17, 1999
    -------------------------------
        Thomas J. Hennesy, III

    /s/ Joseph D. Maxwell*             Director                                    March 17, 1999
    -------------------------------
        Joseph D. Maxwell

    /s/ S.P. Braud*                    Director                                    March 17, 1999
    -------------------------------
        S.P. Braud

    /s/ Joseph M. Rodgers*             Director                                    March 17, 1999
    -------------------------------
        Joseph M. Rodgers

*By:   /s/ Thomas O. Flood
    ----------------------
       Thomas O. Flood
       Attorney-in-fact by authority
       of Power of Attorney

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

10.6       Second Amendment to Revolving Credit Agreement, dated as of
           March 23, 1998, among the Company and BankBoston, N.A.
           (successor to The First National Bank of Boston) as agent and for itself, First American National Bank, and SunTrust Bank
           Nashville, N.A. (filed as Exhibit 10.1 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on May 1, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.7 Revolving Credit Note, dated as of March 23, 1998, issued by the Company to SunTrust Bank Nashville, N.A. in the aggregate principal amount of $15 million (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed with the
           Commission on May 1, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.8 Loan Agreement, dated as of June 30, 1998 between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.37 to
           Registrant's Quarterly Report on Form 10-Q, filed with the
           Commission on October 30, 1998, Commission File No.
           000-23314, and incorporated herein by reference).

10.9 Term Note, dated as of June 30, 1998, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $15 million (filed as Exhibit 10.38 to Registrant's Quarterly
           Report on Form 10-Q, filed with the Commission on October 30,
           1998, Commission File No. 000-23314, and incorporated herein by reference).

10.10      Note Agreement (the "Note Agreement"), dated as of April 1,
           1988, among the Company, The Mutual Life Insurance Company of
           New York and MONY Life Insurance Company of America (filed as
           Exhibit 10.3 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.11 First Amendment to Note Agreement, dated April 1, 1991, among the Company, The Mutual Life Insurance Company of New York and
           MONY Life Insurance Company of America (filed as Exhibit 10.4 to Registrant's Registration Statement on Form S-1,
           Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.12      Second Amendment to Note Agreement, dated as of February 1,
           1992, among the Company, The Mutual Life Insurance Company of
           New York and MONY Life Insurance Company of America (filed as
           Exhibit 10.5 to Registrant's Registration

                                                                                  Page Number
Exhibit                                                                          by Sequential
Number                          Description                                     Numbering System
------                          -----------                                     ----------------

           Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.13 Third Amendment to Note Agreement, dated as of July 1, 1993, among the Company, The Mutual Life Insurance Company of New
           York and MONY Life Insurance Company of America (filed as
           Exhibit 10.6 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.14      Form of Adjustable Rate First Mortgage Notes due January 1,
           2004 issued by the Company to The Mutual Life Insurance
           Company of New York and MONY Life Insurance Company of America pursuant to the Note Agreement, as amended (filed as Exhibit
           10.7 to Registrant's Registration Statement on Form S-1,
           Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.15 Form of Mortgage, dated as of May 10, 1988, from the Company to The Mutual Life Insurance Company of New York pursuant to the Note Agreement, as amended (filed as Exhibit 10.8 to Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.16      Ground Lease Agreement, dated as of July 1, 1991, between the
           Company and GOF Indiana Corp. (relating to Plainfield, Indiana store) (filed as Exhibit 10.10 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.17 Indenture of Lease, dated as of September 1, 1991, between the Company and GOF Indiana Corp. (relating to Plainfield, Indiana store) (filed as Exhibit 10.11 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.18 Indenture of Lease, dated as of January 1, 1986, between the Company and Thomas J., III and Cheryl D. Hennesy (relating to
           Corpus Christi, Texas store) (filed as Exhibit 10.12 to
           Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.19 Indenture of Lease, dated as of August 1, 1994, between the Company and Thomas J., III and Cheryl D. Hennesy (relating to
           Paris, Texas store) (filed as Exhibit 10.13 to Registrant's
           Annual Report on Form 10-K, filed with the Commission on March
           15, 1995, Commission File No. 000-23314, and incorporated herein by reference).

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

10.22 Amendment No. 1 to Lease Agreement, dated July 1, 1992, between the Company and Gerald E. and Gail E. Newkirk
           (relating to Waterloo, Iowa store) (filed as Exhibit 10.16 to
           Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.23 Indenture of Lease, dated as of January 1, 1986, between the Company and Gerald E. and Gail E. Newkirk (relating to Sioux
           Falls, South Dakota store) (filed as Exhibit 10.17 to
           Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.24 Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. and Juliann K. Maxwell (relating to
           Nashville, Tennessee store) (filed as Exhibit 10.18 to
           Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.25 Indenture of Lease, dated as of January 1, 1986, between the Company and Thomas O. and Vickie Flood (relating to Mandan,
           North Dakota store) (filed as Exhibit 10.19 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.26 Indenture of Lease, dated as of September 15, 1986, between the Company and GOF Partners (relating to Nashville, Tennessee management headquarters) (filed as Exhibit 10.20 to Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.27      Consulting and Noncompetition Agreement, dated as of May 1,
           1991, between the Company and Thomas J. Hennesy, III (filed as
           Exhibit 10.21 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.28      Tractor Supply Company 1994 Stock Option Plan (filed as
           Exhibit 10.28 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

10.29      Amendment to the Tractor Supply Company 1994 Stock Option Plan
           (filed as Exhibit 10.25 to Registrant's Quarterly Report on
           Form 10-Q, filed with the Commission on August 8, 1997,
           Commission File No. 000-23314, and incorporated herein by reference).

                                                                                  Page Number
Exhibit                                                                          by Sequential
Number                          Description                                     Numbering System
------                          -----------                                     ----------------

10.30      TSC Industries, Inc. Employee 401(k) Retirement Plan
           (including the Notices of the First, Second, Third, Fourth and
           Fifth Amendments thereto and the Trust Agreement forming a part thereof) (filed as Exhibit 10.29 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.31      Form of Notice of the Revised Sixth Amendment to the TSC
           Industries, Inc. Employee 401(k) Retirement Plan (filed as
           Exhibit 10.30 to Amendment No. 1 to Registrant's Registration
           Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.32      Senior Executive Incentive Plan of the Company (filed as
           Exhibit 10.28 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File
           No. 000-23314, and incorporated herein by reference).

10.33      Other Executive Incentive Plan of the Company (filed as
           Exhibit 10.29 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File
           No. 000-23314, and incorporated herein by reference).

10.34      Form of Deferred Compensation Agreement constituting the
           Deferred Compensation Plan of the Company (filed as Exhibit
           10.30 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File No.
           000-23314, and incorporated herein by reference).

10.35      Certificate of Insurance relating to the Medical Expense
           Reimbursement Plan of the Company (filed as Exhibit 10.33 to
           Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.36 Summary plan description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.37      Agreement, effective August 1, 1996, between the Company and
           General Drivers & Helpers Union, Local # 554 (filed as Exhibit
           10.31 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 21, 1997, Commission File No.
           000-23314, and incorporated herein by reference).

10.38      Agreement, effective April 1, 1996, between the Company and
           Chauffeurs, Teamsters, Warehousemen and Helpers, Local Union
           No. 135 (filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 21, 1997,
           Commission File No. 000-23314, and incorporated herein by reference).

10.39      Tractor Supply Company 1996 Associate Stock Purchase Plan
           (filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the
           Commission on August 23, 1996, and incorporated herein by reference).

                                                                                  Page Number
Exhibit                                                                          by Sequential
Number                          Description                                     Numbering System
------                          -----------                                     ----------------

 10.40     Indemnification Agreement, dated January 27, 1994, between the
           Company and Thomas O. Flood (filed as Exhibit 10.38 to
           Amendment No. 1 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           January 31, 1994, and incorporated herein by reference).

 10.41 Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant's Registration Statement on Form
           S-3, Registration No. 333-35317, filed with the Commission on
           September 10, 1997, and incorporated herein by reference).

 10.42     Trust Agreement (filed as Exhibit 4.2 to Registrant's
           Registration Statement on Form S-3, Registration No.
           333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

 10.43 Noncompetition Agreement, dated as of June 30, 1996, between the Company and Joseph D. Maxwell (filed as Exhibit 10.35 to
           Registrant's Quarterly Report on Form 10-Q, filed with the
           Commission on October 31, 1997, Commission File No.
           000-23314, and incorporated herein by reference).

 10.44 Noncompetition Agreement, dated as of June 9, 1997, between the Company and Gerald E. Newkirk (filed as Exhibit 10.36 to
           Registrant's Quarterly Report on Form 10-Q, filed with the
           Commission on October 31, 1997, Commission File No.
           000-23314, and incorporated herein by reference).

*10.45     Split-Dollar Agreement, dated January 27, 1998, between the
           Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and
           Andrew Sinclair Scarlett.

*10.46 Split-Dollar Agreement, dated January 2, 1998, between the Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997 Irrevocable Trust under Agreement dated
           November 10, 1997.

*13.1      Annual Report to Stockholders for the fiscal year ended
           December 26, 1998.

*23.1      Consent of PricewaterhouseCoopers LLP.

*23.2      Consent of PricewaterhouseCoopers LLP.

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

*27.1 Financial Data Schedule (only submitted to SEC in electronic format).


-------------
* Filed herewith.