Form 10-Q
period 1999-03-27
TRACTOR SUPPLY CO /DE/
filed 1999-04-30
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 27, 1999
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                ------------------------    --------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                     13-3139732
----------------------------------------------            ----------------------
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

 320 Plus Park Boulevard, Nashville, Tennessee                    37217
----------------------------------------------            ----------------------
   (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:           (615) 366-4600
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

                               YES   X       NO
                                   -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                           Outstanding at April 24, 1999
----------------------------------------------     -----------------------------
       Common Stock, $.008 par value                          8,759,391





                                    1 of 11

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                               Page No.
                                                                               --------

Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                March 27, 1999 and December 26, 1998                               3

              Statements of Income -
                For the Fiscal Three Months Ended
                March 27, 1999 and March 28, 1998                                  4

              Statements of Cash Flows -
                For the Fiscal Three Months Ended
                March 27, 1999 and March 28, 1998                                  5

              Notes to Unaudited Financial Statements                              6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              7 - 9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk           9

Part II. Other Information:

     Item 5.  Other Information                                                   10

     Item 6.  Exhibits and Reports on Form 8-K                                    10





                                    2 of 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        MARCH 27,      DECEMBER 26,
                                                                                          1999             1998
                                                                                      -----------       -----------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    21,626       $    18,201
  Accounts receivable, net........................................................         15,208             5,578
  Inventories.....................................................................        215,411           171,749
  Prepaid expenses................................................................          4,778             6,301
                                                                                      -----------       -----------
         Total current assets.....................................................        257,023           201,829
                                                                                      -----------       -----------
Land..............................................................................          6,721             6,871
Buildings and improvements........................................................         50,349            49,437
Machinery and equipment...........................................................         34,663            23,121
Construction in progress..........................................................          3,563             8,818
                                                                                      -----------       -----------
                                                                                           95,296            88,247
Accumulated depreciation and amortization.........................................        (29,810)          (28,339)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................         65,486            59,908
                                                                                      -----------       -----------
Deferred income taxes.............................................................          1,426             1,426
Other assets......................................................................          1,482             1,486
                                                                                      -----------       -----------
         Total assets.............................................................    $   325,417       $   264,649
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $   110,300       $    60,900
  Accrued expenses................................................................         34,716            29,610
  Current maturities of long-term debt............................................          3,138             3,138
  Current portion of capital lease obligations....................................            484               553
  Income taxes currently payable..................................................            844             4,134
  Deferred income taxes...........................................................          7,964             7,964
                                                                                      -----------       -----------
         Total current liabilities................................................        157,446           106,299
                                                                                      -----------       -----------
Revolving credit loan.............................................................         30,570            19,000
Term loan.........................................................................         11,250            11,786
Other long-term debt..............................................................          4,164             4,361
Capital lease obligations.........................................................          1,894             1,985
Other long-term liabilities.......................................................            514               527
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,920 and $2,875, respectively.................................            670               715

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,751,712
   and 8,748,105 shares issued and outstanding in 1999 and 1998, respectively.....             70                70
  Additional paid in capital......................................................         42,286            42,213
  Retained earnings...............................................................         76,553            77,693
                                                                                      -----------       -----------
    Total stockholders' equity....................................................        118,909           119,976
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   325,417       $   264,649
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



                                    3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE FISCAL THREE MONTHS ENDED
                                                                              ----------------------------------
                                                                               MARCH 27,                MARCH 28,
                                                                                 1999                      1998
                                                                              ----------               ---------
                                                                                           (UNAUDITED)
Net sales..............................................................       $  125,647               $ 105,587
Cost of merchandise sold...............................................           93,455                  79,098
                                                                              ----------               ---------
     Gross margin......................................................           32,192                  26,489
Selling, general and administrative expenses...........................           31,875                  26,924
Depreciation and amortization..........................................            1,448                   1,275
                                                                              ----------               ---------
     Loss from operations..............................................           (1,131)                 (1,710)
Interest expense, net..................................................              732                     784
                                                                              ----------               ---------
     Loss before income taxes..........................................           (1,863)                 (2,494)
Income tax benefit.....................................................             (723)                   (992)
                                                                              ----------               ---------
     Net loss..........................................................       $   (1,140)              $  (1,502)
                                                                              ==========               ---------
     Net loss per share - basic........................................       $     (.13)              $    (.17)
                                                                              ==========               =========
     Net loss per share - assuming dilution............................       $     (.13)              $    (.17)
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

















                                    4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE FISCAL THREE MONTHS ENDED
                                                                              ----------------------------------
                                                                               MARCH 27,                MARCH 28,
                                                                                 1999                     1998
                                                                              -----------              ---------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net loss.............................................................       $   (1,140)              $  (1,502)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense............................            1,448                   1,275
      Loss (gain) on sale of property and equipment....................             (210)                      5
      Change in assets and liabilities:
        Accounts receivable............................................           (9,630)                 (8,255)
        Inventories....................................................          (43,662)                (51,081)
        Prepaid expenses...............................................            1,523                    (148)
        Accounts payable...............................................           49,400                  43,287
        Accrued expenses...............................................            5,106                   6,122
        Income taxes currently payable.................................           (3,290)                 (2,256)
        Other..........................................................              (16)                     29
                                                                              -----------              ---------
Net cash used in operating activities..................................             (471)                (12,524)
                                                                              ----------               ---------
Cash flows from investing activities:
    Capital expenditures...............................................           (7,249)                 (2,312)
    Proceeds from sale of property and equipment.......................              395                      49
                                                                              ----------               ---------
Net cash used in investing activities..................................           (6,854)                 (2,263)
                                                                              ----------               ---------
Cash flows from financing activities:
    Net borrowings under revolving credit loan.........................           11,570                  17,649
    Principal payments under term loan.................................             (536)                      0
    Principal payments under capital lease obligations.................             (160)                   (197)
    Repayment of long-term debt........................................             (197)                   (177)
    Proceeds from issuance of common stock.............................               73                      78
                                                                              ----------               -----------
Net cash provided by financing activities..............................           10,750                  17,353
                                                                              ----------               ---------
Net increase in cash and cash equivalents..............................            3,425                   2,566
Cash and cash equivalents at beginning of period.......................           18,201                   8,477
                                                                              ----------               ---------
Cash and cash equivalents at end of period.............................       $   21,626               $  11,043
                                                                              ==========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest.............................................................       $      797               $     903
  Income taxes.........................................................            2,562                   1,157


         The accompanying notes are an integral part of this statement.







                                    5 of 11

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 27, 1999 and its results of operations and its cash flows for the fiscal three-month periods ended March 27, 1999 and March 28, 1998.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,625,000 and $6,497,000 higher than reported at March 27, 1999 and December 26, 1998, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Loss Per Share

Net loss per share for the Company for the fiscal three month periods ended March 27, 1999 and March 28, 1998 is calculated based on the weighted average number of shares of common stock outstanding for the fiscal three-month periods of 8,750,438 and 8,735,566, respectively. Common stock equivalents had no dilutive effect for either period.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.






                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three months ended March 27, 1999 and March 28, 1998, and significant developments affecting financial condition since the end of the fiscal year, December 26, 1998, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (First Quarter) Ended March 27, 1999 and March 28, 1998

Net sales increased 19.0% to $125.6 million for the first quarter of fiscal 1999 from $105.6 million for the first quarter of fiscal 1998. The sales increase resulted primarily from comparable store sales (excluding relocations, using all stores open at least one year), which increased 12.5% for the first quarter of fiscal 1999, and, to a lesser extent, from new stores. The Company opened six new retail farm stores during the first quarter of fiscal 1999. The Company opened four new retail farm stores during the first quarter of fiscal 1998. Comparable store sales for the first quarter of fiscal 1999 benefited from (i) the extensive "remerchandising" of all stores in the first quarters of 1998 and 1999, (ii) the aggressive marketing programs, (iii) strong cold weather sales in January and (iv) "Y2K" preparation sales (such as generators and water tanks).

The gross margin rate for the first quarter of fiscal 1999 improved .5 percentage points to 25.6% of sales from 25.1% of sales in the first quarter of fiscal 1998 mainly due to the positive mix effect of decreased sales of lower margin spring seasonal merchandise, planned gross margin improvements in certain product categories and lower shrinkage expense.

As a percent of sales, selling, general and administrative expenses decreased .1 percentage points to 25.4% of sales in the first quarter of fiscal 1999 from 25.5% of sales in the first quarter of fiscal 1998 despite the incremental costs incurred in connection with the remerchandising efforts totaling in excess of $500,000, primarily as a result of the Company's on-going efforts to control increases in its operating expenses and, to a lesser extent, from the leverage gain attributable to the strong comparable stores sales performance. Selling, general and administrative expenses increased 18.4% to $31.9 million in the first quarter of fiscal 1999 from $26.9 million in the first quarter of fiscal 1998. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base) higher incentive accruals and the incremental costs incurred in connection with the remerchandising efforts discussed above. Depreciation and amortization expense of $1.4 million for the first quarter of fiscal 1999 was up 13.6% over the





                                    7 of 11
first quarter of fiscal 1998, also mainly due to costs associated with new and relocated stores and, to a lesser extent, capital expenditures associated with the Company's new merchandise and warehouse management systems. Net interest expense decreased 6.6% to $.7 million in the first quarter of fiscal 1999 from $.8 million in the first quarter of fiscal 1998 primarily due to reduced average borrowings under the Credit Agreement (largely as a result of the inventory turn improvement in the first quarter of fiscal 1999) and, to a lesser extent, the lower fixed-rate on borrowings under the Term Loan Agreement.

The Company's effective tax rate decreased to 38.8% in the first quarter of fiscal 1999 compared with 39.8% for the first quarter of fiscal 1998 primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net loss decreased $.4 million to a $1.1 million net loss in the first quarter of fiscal 1999 from a net loss of $1.5 million in the first quarter of fiscal 1998. As a percent of sales, net loss decreased .5 percentage points to .9% of sales in the first quarter of fiscal 1999 from 1.4% of sales in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are those necessary for the Company's expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its credit agreement and short-term trade credit.

The Company's inventory and accounts payable levels typically build in the first and again in the third fiscal quarters in anticipation of the spring and fall selling seasons. At March 27, 1999, the Company's inventories had increased $43.7 million to $215.4 million from $171.7 million at December 26, 1998. This increase resulted primarily from additional inventory for new stores as well as planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $49.4 million to $110.3 million at March 27, 1999 from $60.9 million at December 26, 1998. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At March 27, 1999, the Company had working capital of $99.6 million, which represented a $4.1 million increase from December 26, 1998. This increase resulted primarily from an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1999 marketing campaign) as well as from an increase in cash and cash equivalents and a decrease in income taxes payable (mainly due to timing of payments), partially offset by an increase in accounts payable without a corresponding increase in inventories, an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1999 marketing campaign and, to a lesser extent, timing of payments) and a decrease in prepaid expenses.

Operations used net cash of $.5 million and $12.5 million in the first quarter of fiscal 1999 and 1998, respectively. The decrease in net cash used in the first quarter of fiscal 1999 resulted primarily from accounts payable increasing at a faster rate than inventories as compared to the first quarter of fiscal 1998 and a decrease in prepaid expenses, partially offset by an increase in trade accounts receivable and a decrease in income taxes payable, as well as the timing of payments for accrued expenses.

Cash used in investing activities of $6.9 million for the first quarter of fiscal 1999 represented a $4.6 million increase over cash used in the first quarter of fiscal 1998 of $2.3 million. The increase in cash used in the first quarter of fiscal 1999 resulted primarily from increased capital expenditures as compared to the first quarter of fiscal 1998 (mainly due to the Company's new merchandise and warehouse management systems and the remerchandising effort discussed above), as well as the opening of six new stores during the first quarter of fiscal 1999 compared with four new store openings during the first quarter of fiscal 1998).

Financing activities in the first quarter of fiscal 1999 provided $10.7 million in cash which represented a $6.7 million decrease in net cash provided as compared to the $17.4 million in net cash provided in the first quarter of fiscal 1998. This decrease in net cash provided resulted primarily from net short-term borrowings of approximately $11.6 million during the first quarter of fiscal 1999 compared to net borrowings of approximately $17.6 million in the first quarter of fiscal 1998.






                                    8 of 11

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.

YEAR 2000 READINESS PLANS

In February 1999, the Company concluded the remaining conversion effort and completed its installation of a new merchandise and warehouse management system, thus achieving full Year 2000 compliance for its remaining processing systems. This installation had been the one remaining significant requirement for the Company to achieve Year 2000 compliance prior to the need to execute transactions with Year 2000 implications (the processing concern created by the change in the century and the traditional two-digit year fields embedded in most data processing systems is commonly referred to as the "Year 2000" issue). The total estimated cost of the Company's Year 2000 remediation efforts, of which the installation of this system was the major component, is approximately $10.0 million.

As a fundamental business consideration, the Company depends heavily on its vendors to meet the purchasing requirements dictated by the Company's business needs. To that end, the Company continues to work with each of its critical vendors to determine the impact the Year 2000 issue will have on their ability to source products for the Company and process purchase orders with delivery requirements and terms involving the Year 2000. The Company continues to expect each of these vendors will likewise take measures to address the risks imposed by the Year 2000 and adequately prepare their own processing systems so that their businesses will not be interrupted as a result of this issue. Accordingly, the Company does not expect any significant interruption in its ability to source its product needs with existing vendors. As an ongoing measure, the Company will continue to address this risk with each new vendor to ensure similar safeguards.

Finally, the Company further recognizes the potential impact the Year 2000 issue may have relative to its customers, creditors and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and believes no risk of material adverse consequences presently exists or that any risks previously identified will be resolved before the end of fiscal 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at March 27, 1999. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.







                                    9 of 11

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective September 1, 1999, Thomas O. Flood will retire from his position as Senior Vice President Administration and Finance and Chief Financial Officer. Mr. Flood will continue to serve on the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 27, 1999.







                                    10 of 11

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRACTOR SUPPLY COMPANY

Date:   April 30, 1999            By: /s/ Thomas O. Flood
     --------------------             ------------------------------------------
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