Form 10-Q
period 1999-06-26
TRACTOR SUPPLY CO /DE/
filed 1999-07-30
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 26, 1999
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from                    to
                                ------------------    ------------------

                        Commission file number 000-23314

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    13-3139732
------------------------------------         -----------------------------------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

320 Plus Park Boulevard, Nashville, Tennessee                  37217
---------------------------------------------          -------------------------
  (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code:         (615) 366-4600
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

                              YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                  Outstanding at July 30, 1999
-----------------------------                      ----------------------------
Common Stock, $.008 par value                                8,764,278





                                    1 of 12

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                                          Page No.
                                                                                          --------

Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                June 26, 1999 and December 26, 1998                                          3

              Statements of Income -
                For the Fiscal Three and Six Months Ended
                June 26, 1999 and June 27, 1998                                              4

              Statements of Cash Flows -
                For the Fiscal Six Months Ended
                June 26, 1999 and June 27, 1998                                              5

              Notes to Unaudited Financial Statements                                        6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                         7 - 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    10

Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders                           11

     Item 6.  Exhibits and Reports on Form 8-K                                              11




                                    2 of 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 26,     DECEMBER 26,
                                                                                    1999           1998
                                                                                  ---------      ---------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................................     $   8,803      $  18,201
  Accounts receivable, net ..................................................        13,457          5,578
  Inventories ...............................................................       242,145        171,749
  Prepaid expenses ..........................................................         3,589          6,301
                                                                                  ---------      ---------
         Total current assets ...............................................       267,994        201,829
                                                                                  ---------      ---------
Land ........................................................................         6,696          6,871
Buildings and improvements ..................................................        52,486         49,437
Machinery and equipment .....................................................        37,030         23,121
Construction in progress ....................................................         2,910          8,818
                                                                                  ---------      ---------
                                                                                     99,122         88,247
Accumulated depreciation and amortization ...................................       (31,679)       (28,339)
                                                                                  ---------      ---------
  Property and equipment, net ...............................................        67,443         59,908
                                                                                  ---------      ---------
Deferred income taxes .......................................................         1,426          1,426
Other assets ................................................................         1,776          1,486
                                                                                  ---------      ---------
         Total assets .......................................................     $ 338,639      $ 264,649
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................     $ 123,127      $  60,900
  Accrued expenses ..........................................................        33,101         29,610
  Current maturities of long-term debt ......................................         3,138          3,138
  Current portion of capital lease obligations ..............................           420            553
  Income taxes currently payable ............................................         2,550          4,134
  Deferred income taxes .....................................................         7,964          7,964
                                                                                  ---------      ---------
         Total current liabilities ..........................................       170,300        106,299
                                                                                  ---------      ---------
Revolving credit loan .......................................................        21,465         19,000
Term loan ...................................................................        10,714         11,786
Other long-term debt ........................................................         3,963          4,361
Capital lease obligations ...................................................         1,804          1,985
Other long-term liabilities .................................................           505            527
Excess of fair value of assets acquired over cost less accumulated
  amortization of $2,965 and $2,875, respectively ...........................           625            715

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,761,391
   and 8,748,105 shares issued and outstanding in 1999 and 1998, respectively            70             70
  Additional paid in capital ................................................        42,515         42,213
  Retained earnings .........................................................        86,678         77,693
                                                                                  ---------      ---------
    Total stockholders' equity ..............................................       129,263        119,976
                                                                                  ---------      ---------
         Total liabilities and stockholders' equity .........................     $ 338,639      $ 264,649
                                                                                  =========      =========


         The accompanying notes are an integral part of this statement.




                                    3 of 12

                             TRACTOR SUPPLY COMPANY

                              STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE FISCAL             FOR THE FISCAL
                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  ---------------------     ---------------------
                                                  JUNE 26,     JUNE 27,      JUNE 26,    JUNE 27,
                                                    1999         1998         1999         1998
                                                  --------     --------     --------     --------
                                                       (UNAUDITED)               (UNAUDITED)
Net sales ...................................     $214,124     $196,081     $339,771     $301,668
Cost of merchandise sold ....................      158,605      146,833      252,060      225,931
     Gross margin ...........................       55,519       49,248       87,711       75,737
Selling, general and administrative expenses        35,893       31,656       67,768       58,580
Depreciation and amortization ...............        1,815        1,319        3,263        2,594
                                                  --------     --------     --------     --------
     Income from operations .................       17,811       16,273       16,680       14,563
Interest expense, net .......................          720          734        1,452        1,518
                                                  --------     --------     --------     --------
     Income before income taxes .............       17,091       15,539       15,228       13,045
Income tax provision ........................        6,966        6,371        6,243        5,379
                                                  --------     --------     --------     --------
     Net income .............................     $ 10,125     $  9,168     $  8,985     $  7,666
                                                  ========     ========     ========     ========
     Net income per share - basic ...........     $   1.16     $   1.05     $   1.03     $    .88
                                                  ========     ========     ========     ========
     Net income per share - assuming dilution     $   1.14     $   1.04     $   1.01     $    .87
                                                  ========     ========     ========     ========





         The accompanying notes are an integral part of this statement.



                                    4 of 12

                             TRACTOR SUPPLY COMPANY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE FISCAL
                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                JUNE 26,       JUNE 27,
                                                                  1999          1998
                                                                --------      --------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income ..............................................     $  8,985      $  7,666
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization expense ...............        3,263         2,594
      Loss (gain) on sale of property and equipment .......         (223)           33
      Change in assets and liabilities:
        Accounts receivable ...............................       (7,879)       (6,559)
        Inventories .......................................      (70,396)      (33,621)
        Prepaid expenses ..................................        2,712         1,081
        Accounts payable ..................................       62,227        29,293
        Accrued expenses ..................................        3,491         6,773
        Income taxes currently payable ....................       (1,584)         (156)
        Other .............................................         (335)          (22)
                                                                --------      --------
Net cash provided by operating activities .................          261         7,082
                                                                --------      --------
Cash flows from investing activities:
    Capital expenditures ..................................      (11,076)       (6,633)
    Proceeds from sale of property and equipment ..........          434           171
                                                                --------      --------
Net cash used in investing activities .....................      (10,642)       (6,462)
                                                                --------      --------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan        2,465          (332)
    Principal payments under term loan ....................       (1,072)           --
    Principal payments under capital lease obligations ....         (314)         (393)
    Repayment of long-term debt ...........................         (398)         (359)
    Proceeds from issuance of common stock ................          302           149
                                                                --------      --------
Net cash provided by (used in) financing activities .......          983          (935)
                                                                --------      --------
Net decrease in cash and cash equivalents .................       (9,398)         (315)
Cash and cash equivalents at beginning of period ..........       18,201         8,477
                                                                --------      --------
Cash and cash equivalents at end of period ................     $  8,803      $  8,162
                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ................................................     $  1,548      $  1,577
  Income taxes ............................................        7,828         5,428



         The accompanying notes are an integral part of this statement.



                                    5 of 12

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998. The results of operations for the fiscal three and six-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 26, 1999 and its results of operations and its cash flows for the fiscal three-month and six-month periods ended June 26, 1999 and June 27, 1998.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,865,000 and $6,497,000 higher than reported at June 26, 1999 and December 26, 1998, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                              1999
                                   -----------------------------------------------------------
                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                          JUNE 26, 1999                   JUNE 26, 1999
                                   ----------------------------    ---------------------------
                                                      PER SHARE                      PER SHARE
                                   INCOME     SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                   ------     ------  ---------    ------    ------  ---------
Basic net income per share:

     Net income                    $10,125     8,759     $1.16     $8,985     8,755     $1.03
                                                         =====                          =====
     Stock options outstanding                   157                            142
                                   -------     -----               ------     -----
Diluted net income per share       $10,125     8,916     $1.14     $8,985     8,897     $1.01
                                   =======     =====     =====     ======     =====     =====



                                                              1998
                                   -----------------------------------------------------------
                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                          JUNE 27, 1998                   JUNE 27, 1998
                                   ----------------------------    ---------------------------
                                                      PER SHARE                      PER SHARE
                                   INCOME     SHARES    AMOUNT     INCOME    SHARES    AMOUNT
                                   ------     ------  ---------    ------    ------  ---------
Basic net income per share:

     Net income                    $ 9,168     8,741     $1.05     $7,666     8,738     $ .88
                                                         =====                          =====
     Stock options outstanding                   111                             47
                                   -------     -----               ------     -----
Diluted net income per share       $ 9,168     8,852     $1.04     $7,666     8,785     $ .87
                                   =======     =====     =====     ======     =====     =====

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.



                                    6 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and six-month periods ended June 26, 1999 and June 27, 1998, and significant developments affecting its financial condition since the end of the fiscal year, December 26, 1998, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores and distribution facilities, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources and other capital market conditions and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended June 26, 1999 and June 27, 1998

Net sales increased 9.2% to $214.1 million for the second quarter of fiscal 1999 from $196.1 million for the second quarter of fiscal 1998. Net sales rose 12.6% to $339.8 million for the first six months of fiscal 1999 from $301.7 million for the first six months of fiscal 1998. The sales increases resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 3.1% for the second quarter of fiscal 1999 and 6.3% for the first six months of fiscal 1999 over the corresponding periods in the prior fiscal year. The Company opened 15 new retail farm stores (nine in the second quarter of fiscal 1999) during the first six months of fiscal 1999 and relocated one store during the second quarter of fiscal 1999. The Company opened 11 new retail farm stores (seven in the second quarter of fiscal 1998) during the first six months of fiscal 1998. Comparable store sales for the second quarter of fiscal 1999 increased 3.1% despite (i) cycling the prior year's comparable store sales increase of 15.0% and (ii) soft sales in the Company's power equipment business, which is its highest volume spring category (partially driven by engine shortages throughout the industry in April and May). The Company was encouraged, however, in that (a) the top nine core basic sales categories that represent more than one-third of the Company's total second quarter business reflected a comparable store sales increase of over 7% for the second quarter, (b) the group of departments which were remerchandised in the first quarter of 1999 reflected a comparable store sales increase of over 9% for the second quarter, and (c) the Company's power equipment business actually outperformed the overall industry's power equipment performance during the second quarter of fiscal 1999. At June 26, 1999, the Company operated 257 retail farm stores (in 26 states) versus 239 stores at June 27, 1998 (in 26 states). The Company's current plans call for the opening of approximately fifteen additional new stores in fiscal 1999 (approximately nine of which are scheduled to open during the third quarter). The Company is on track to achieve its goal of opening 33 new stores in fiscal 2000.

The gross margin rate increased .8 percentage points to 25.9% of sales for the second quarter of fiscal 1999 and increased .7 percentage points to 25.8% of sales for the first six months of fiscal 1999 compared with the corresponding periods in the prior fiscal year. The gross margin rate improvement for the second quarter of fiscal 1999 was primarily due to improved product costs and new higher margin products and product lines associated



                                    7 of 12
with the major remerchandising effort completed in the first quarter of fiscal 1999, and, to a lesser extent, from the positive mix effect of sales of lower margin spring seasonal merchandise (mainly power equipment) representing a smaller portion of total sales than in the second quarter last year.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased .7 percentage points to 16.8% of sales in the second quarter of fiscal 1999 and increased .6 percentage points to 20.0% of sales for the first six months of fiscal 1999. On an absolute basis, SG&A expenses increased 13.4% to $35.9 million in the second quarter of fiscal 1999 and increased 15.7% to $67.8 million for the first six months of fiscal 1999. The increase in expenses on a percent of sales basis was primarily due to costs associated with new stores (many of which were opened later in the second quarter of fiscal 1999 than in the prior year) as well as due to the leverage loss attributable to the soft comparable store sales performance. The increase in absolute dollars was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base). Depreciation and amortization expense increased 37.6% and 25.8% over the prior year for the second quarter and the first six months of fiscal 1999, respectively, due mainly to costs associated with new stores, costs associated with the Company's installation of its new SAP merchandising and distribution computer systems, and, to a lesser extent, from fixture costs associated with the remerchandising effort completed during the first quarter of fiscal 1999. Net interest expense decreased 1.9% to $.7 million in the second quarter of fiscal 1999 and decreased 4.3% to $1.5 million in the first six months of fiscal 1999 primarily due to lower average borrowings under the Credit Agreement.

The Company's effective tax rate decreased to 40.8% for the second quarter of fiscal 1999 and 41.0% for the first six months of fiscal 1999, compared with 41.0% for the second quarter of fiscal 1998 and 41.2% for the first six months of fiscal 1998, primarily due to a lower effective state income tax rate in fiscal 1999.

As a result of the foregoing factors, net income for the second quarter of fiscal 1999 increased 10.4% to $10.1 million from $9.2 million for the second quarter of fiscal 1998 and net income per share (assuming dilution) for the second quarter of fiscal 1999 increased 9.6% to $1.14 per share from $1.04 per share for the second quarter of last year. Net income for the first six months of fiscal 1999 increased 17.2% to $9.0 million from $7.7 million for the first six months of fiscal 1998 and net income per share (assuming dilution) for the first six months of fiscal 1999 increased 16.1% to $1.01 per share from $.87 per share last year. As a percentage of sales, net income remained at 4.7% of sales for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 and increased .1 percentage point to 2.6% of sales for the first six months of fiscal 1999 from 2.5% of sales for the first six months of fiscal 1998.

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At June 26, 1999, the Company's inventories had increased $70.4 million to $242.1 million from $171.7 million at December 26, 1998. This increase resulted primarily from additional inventory for new stores, planned inventory increases in seasonal product lines, as well as unplanned inventory increases in certain basic goods. The Company implemented a new merchandising and distribution computer system in the first quarter of 1999 that unexpectedly compromised the stores' in-stock position in many key categories. In the Company's attempt to rectify its in-stock position in these key categories, it over corrected the ordering of these goods. However, the Company believes that (i) most of the inventory overstock is in basic goods (not spring seasonal merchandise) and is concentrated in the locations that facilitate a quicker sell-through (specifically, high volume stores and the distribution centers); (ii) at least one-half of the inventory overage in excess of planned levels can be reduced by the end of the third quarter of fiscal 1999 and that it will be back at planned inventory levels by the end of fiscal 1999; and (iii) this inventory sell-through can be accomplished without taking significant incremental markdowns and materially adversely impacting the financial performance of the Company. Short-term trade credit, which represents a source of financing for inventory, increased $62.2 million to $123.1 million at June 26, 1999 from $60.9 million at December 26, 1998. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.




                                    8 of 12

At June 26, 1999, the Company had working capital of $97.7 million, which represented a $2.2 million increase from December 26, 1998. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable and an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1999 marketing campaign), partially offset by an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1999 marketing campaign and, to a lesser extent, timing of payments).

Operations provided net cash of $.3 million and $7.1 million in the first six months of fiscal 1999 and 1998, respectively. The decrease in net cash provided in the first six months of fiscal 1999 resulted primarily from inventories increasing at a faster rate than accounts payable in the first six months of fiscal 1999 compared to the first six months of fiscal 1998, a smaller increase in accrued expenses in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 (mainly due to the level of net deferred vendor support payments relating to the Company's 1999 marketing campaign compared with the increase experienced in the prior year, the first year of the program, and, to a lesser extent, timing of payments) as well as a larger increase in trade accounts receivable compared to the prior year (mainly due to commitments from vendors respecting the Company's 1999 marketing campaign compared with the increase experienced in the prior year, the first year of the program) and an increase in income taxes payable (primarily due to timing of payments), partially offset by the timing of certain prepaid expenses.

Cash used in investing activities of $10.6 million for the first six months of fiscal 1999 represented a $4.1 million increase over cash used in the first six months of fiscal 1998 of $6.5 million. The increase in cash used for capital expenditures during the first six months of fiscal 1999 compared to the prior year primarily reflects expenditures for new stores (15 new stores were opened and one store was relocated during the first six months of fiscal 1999 compared with 11 new store openings during the first six months of fiscal 1998), costs associated with the Company's installation of its SAP merchandising and distribution computer systems, and, to a lesser extent, fixture costs associated with the Company's remerchandising efforts.

Financing activities in the first six months of fiscal 1999 provided $1.0 million in cash which represented a $1.9 million increase in net cash provided over the $.9 million in net cash used in the first six months of fiscal 1998. This increase in net cash provided resulted primarily from net short-term borrowings under the Credit Agreement of approximately $2.5 million during the first six months of fiscal 1999 compared to net repayments of approximately $.3 million during the first six months of fiscal 1998, offset, in part, by repayments under the Term Loan of approximately $1.1 million during the first six months of fiscal 1999.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.

YEAR 2000 READINESS PLANS

The Company previously reported that during the first fiscal quarter of 1999 it had concluded the remaining conversion effort and completed its installation of a new merchandise and warehouse management system, thus achieving full Year 2000 compliance for its remaining processing systems. That installation had been the one remaining significant requirement for the Company to achieve Year 2000 compliance prior to the need to execute transactions with Year 2000 implications (the processing concern created by the change in the century and the traditional two-digit year fields embedded in most data processing systems is commonly referred to as the "Year 2000" issue). The total estimated cost of the Company's Year 2000 remediation efforts, of which the installation of the new system was the major component, is approximately $10.0 million.

The Company's point-of-sale systems (the "POS systems") are supported by numerous personal computers and servers that utilize standard operating system software and hardware. Certain elements of this hardware and software required upgrade and/or replacement to be fully Year 2000 compliant (collectively, the "Year 2000 upgrades"). The Company completed the development and testing of these Year 2000 upgrades for its POS systems, and began the rollout thereof, during the second quarter of fiscal 1999. The Company expects to complete the rollout of these Year 2000 upgrades to its POS systems by October 31, 1999. The Year 2000 upgrades, estimated at $250,000 - $300,000, are a component of the total estimated cost of the Company's Year 2000 remediation efforts indicated above.



                                    9 of 12

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

The Company further recognizes the potential impact the Year 2000 issue may have relative to its customers, creditors and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and believes no risk of material adverse consequences presently exists and that any other risks previously identified will be resolved before the end of fiscal 1999.

Finally, the Company has engaged a consulting firm to perform an independent review of its overall Year 2000 readiness plans and assist with any final remediation efforts as appropriate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at June 26, 1999. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.



                                    10 of 12

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 22, 1999 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected for a three-year term two Class II directors nominated for election (Joseph D. Maxwell and Joseph M. Rodgers) as set forth in the proxy statement dated March 19, 1999. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

                                                               Current Term as
                         Name                                  Director Expires
                         ----                                  ----------------
                   Joseph H. Scarlett, Jr.                           2000
                   S. P. Braud                                       2000
                   Thomas O. Flood                                   2001
                   Gerard E. Jones                                   2001

(c) (1) The stockholders elected two Class II directors for a three-year term ending at the 2002 Annual Meeting of Stockholders.

                         Name                   For         Withheld
                         ----                   ---         --------
                   Joseph D. Maxwell         7,354,644        3,965
                   Joseph M. Rodgers         7,354,520        4,089

(c) (2) The stockholders ratified the reappointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company for the fiscal year ending January 1, 2000.

               For               Against          Abstain            Non-Vote
               ---               -------          -------            --------
             7,343,329            3,244            12,036                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 26, 1999.



                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRACTOR SUPPLY COMPANY



Date:  July 30, 1999              By: /s/ Thomas O. Flood
     ----------------                 ------------------------------------------
                                          Thomas O. Flood
                                          Senior Vice President - Administration
                                          and Finance and Chief Financial
                                          Officer (Duly Authorized Officer &
                                          Principal Financial Officer)




                                    12 of 12