Form 10-Q
period 1999-09-25
TRACTOR SUPPLY CO /DE/
filed 1999-10-29
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 25, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from ____________________ to ________________________


                        Commission file number 000-23314
                                              -----------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                 13-3139732
------------------------------------------  ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

320 Plus Park Boulevard, Nashville, Tennessee                 37217
----------------------------------------------     -----------------------------
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:       (615) 366-4600
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X       NO
                                      -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                          Outstanding at October 23, 1999
----------------------------------        --------------------------------------
  Common Stock, $.008 par value                         8,769,106





                                    1 of 13

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                        Page No.
                                                                        --------

Part  I. Financial Information:

     Item 1. Financial Statements:

             Balance Sheets -
               September 25, 1999 and December 26, 1998                    3

             Statements of Income -
               For the Fiscal Three and Nine Months Ended
               September 25, 1999 and September 26, 1998                   4

             Statements of Cash Flows -
               For the Fiscal Nine Months Ended
               September 25, 1999 and September 26, 1998                   5

             Notes to Unaudited Financial Statements                     6 - 7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8 - 11

     Item 3. Quantitative and Qualitative
               Disclosures About Market Risk                              11

Part II. Other Information:

     Item 5. Other Information                                            12

     Item 6. Exhibits and Reports on Form 8-K                             12





                                    2 of 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                        SEPT. 25,        DECEMBER 26,
                                                                                          1999              1998
                                                                                     --------------     ------------
                                                                                       (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $     8,152       $    18,201
  Accounts receivable, net........................................................         10,393             5,578
  Inventories.....................................................................        234,831           171,749
  Other current assets............................................................          3,880             6,301
                                                                                      -----------       -----------
         Total current assets.....................................................        257,256           201,829
                                                                                      -----------       -----------
Land..............................................................................          6,654             6,871
Buildings and improvements........................................................         54,367            49,437
Machinery and equipment...........................................................         37,811            23,121
Construction in progress..........................................................          3,159             8,818
                                                                                      -----------       -----------
                                                                                          101,991            88,247
Accumulated depreciation and amortization.........................................        (33,116)          (28,339)
                                                                                      ------------      ------------
  Property and equipment, net.....................................................         68,875            59,908
                                                                                      -----------       -----------
Deferred income taxes.............................................................          1,426             1,426
Other assets......................................................................          1,822             1,486
                                                                                      -----------       -----------
         Total assets.............................................................    $   329,379       $   264,649
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $    75,605       $    60,900
  Accrued expenses................................................................         30,076            29,610
  Short-term note payable.........................................................         15,000                --
  Current maturities of long-term debt............................................          3,138             3,138
  Current portion of capital lease obligations....................................            369               553
  Income taxes currently payable..................................................          1,298             4,134
  Deferred income taxes...........................................................          7,964             7,964
                                                                                      -----------       -----------
         Total current liabilities................................................        133,450           106,299
                                                                                      -----------       -----------
Revolving credit loan.............................................................         47,210            19,000
Term loan.........................................................................         10,179            11,786
Other long-term debt..............................................................          3,756             4,361
Capital lease obligations.........................................................          1,713             1,985
Other long-term liabilities.......................................................            507               527
Excess of fair value of assets acquired over cost less accumulated
  amortization of $3,010 and $2,875, respectively.................................            580               715

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,764,278
    and 8,748,105 shares issued and outstanding in 1999 and 1998, respectively....             70                70
  Additional paid-in capital......................................................         42,589            42,213
  Retained earnings...............................................................         89,325            77,693
                                                                                      -----------       -----------
    Total stockholders' equity....................................................        131,984           119,976
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   329,379       $   264,649
                                                                                      ===========       ===========



         The accompanying notes are an integral part of this statement.



                                    3 of 13

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            FOR THE FISCAL                   FOR THE FISCAL
                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    ----------------------------     ---------------------------
                                                      SEPT. 25,      SEPT. 26,        SEPT. 25,      SEPT. 26,
                                                         1999          1998             1999           1998
                                                    ----------------------------     ---------------------------
                                                              (UNAUDITED)                      (UNAUDITED)

Net sales........................................   $  160,214      $  140,628       $  499,985      $ 442,296
Cost of merchandise sold.........................      118,591         104,195          370,651        330,126
                                                    ----------      ----------       ----------      ---------
   Gross margin..................................       41,623          36,433          129,334        112,170
Selling, general and administrative expenses.....       34,058          30,577          101,826         89,157
Depreciation and amortization....................        1,941           1,370            5,204          3,964
                                                    ----------      ----------       ----------      ---------
   Income from operations........................        5,624           4,486           22,304         19,049
Interest expense, net............................        1,137             850            2,589          2,368
                                                    ----------      ----------       ----------      ---------
   Income before income taxes....................        4,487           3,636           19,715         16,681
Income tax provision.............................        1,840           1,499            8,083          6,878
                                                    ----------      ----------       ----------      ---------
   Net income....................................   $    2,647      $    2,137       $   11,632      $   9,803
                                                    ==========      ==========       ==========      =========
   Net income per share - basic..................   $     0.30      $     0.24       $     1.33      $    1.12
                                                    ==========      ==========       ==========      =========
   Net income per share - assuming dilution......   $     0.30      $     0.24       $     1.31      $    1.11
                                                    ==========      ==========       ==========      =========



         The accompanying notes are an integral part of this statement.



                                    4 of 13

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                FOR THE FISCAL NINE MONTHS ENDED
                                                                                --------------------------------
                                                                               SEPT. 25,               SEPT. 26,
                                                                                 1999                    1998
                                                                               ---------               ---------
                                                                                          (UNAUDITED)

Cash flows from operating activities:
  Net income...........................................................       $   11,632              $   9,803
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense............................            5,204                  3,964
      Loss (gain) on sale of property and equipment....................             (103)                   134
      Change in assets and liabilities:
        Accounts receivable............................................           (4,815)                (3,545)
        Inventories....................................................          (63,082)               (36,088)
        Other current assets...........................................            2,410                   (603)
        Accounts payable...............................................           14,705                 16,147
        Accrued expenses...............................................              466                  6,457
        Income taxes currently payable.................................           (2,836)                (1,762)
        Other..........................................................             (393)                  (131)
                                                                              -----------             ---------
Net cash used in operating activities..................................          (36,812)                (5,624)
                                                                              -----------             ---------
Cash flows from investing activities:
    Capital expenditures...............................................          (14,698)                (9,617)
    Proceeds from sale of property and equipment.......................              543                    233
                                                                              ----------              ---------
Net cash used in investing activities..................................          (14,155)                (9,384)
                                                                              -----------             ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan............           28,210                   (838)
    Borrowings under term loan agreement...............................               --                 15,000
    Repayments under short-term loan agreement.........................           (1,607)                  (357)
    Borrowings under short-term note payable...........................           15,000                     --
    Principal payments under capital lease obligations.................             (456)                  (572)
    Repayment of long-term debt........................................             (605)                  (545)
    Proceeds from issuance of common stock.............................              376                    215
                                                                              ----------              ---------
Net cash provided by financing activities..............................           40,918                 12,903
                                                                              ----------              ---------
Net decrease in cash and cash equivalents..............................          (10,049)                (2,105)
Cash and cash equivalents at beginning of period.......................           18,201                  8,477
                                                                              ----------              ---------
Cash and cash equivalents at end of period.............................       $    8,152              $   6,372
                                                                              ==========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $    2,560              $   2,350
  Income taxes.........................................................           10,918                  8,533




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

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of September 25, 1999 and its results of operations and its cash flows for the fiscal three and nine-month periods ended September 25, 1999 and September 26, 1998.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $7,039,000 and $6,497,000 higher than reported at September 25, 1999 and December 26, 1998, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):


                                                                    1999
                                 -----------------------------------------------------------------------
                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 25, 1999                  SEPTEMBER 25, 1999
                                 -----------------------------------------------------------------------
                                                         PER SHARE                            PER SHARE
                                  INCOME      SHARES      AMOUNT       INCOME       SHARES     AMOUNT
                                  ------      ------      ------       ------       ------     ------
Basic net income per share:
   Net income                    $ 2,647       8,761    $   0.30      $ 11,632       8,757    $  1.33
                                                        ========                              =======
   Stock options outstanding                      52                                   106
                                 -------      ------                  --------      ------
Diluted net income per share     $ 2,647       8,813    $   0.30      $ 11,632       8,863    $  1.31
                                 =======      ======    ========      ========      ======    =======


                                                                   1998
                                ------------------------------------------------------------------------
                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                        SEPTEMBER 26, 1998                    SEPTEMBER 26, 1998
                                ------------------------------------------------------------------------
                                                       PER SHARE                             PER SHARE
                                 INCOME      SHARES      AMOUNT        INCOME       SHARES    AMOUNT
                                 ------      ------      ------        ------       ------    ------
Basic net income per share:
   Net income                    $ 2,137      8,741     $  0.24       $  9,803       8,740    $  1.12
                                                        =======                               =======
   Stock options outstanding                     94                                     61
                                 -------     ------                   --------      ------
Diluted net income per share     $ 2,137      8,835     $  0.24       $  9,803       8,801    $  1.11
                                 =======     ======    ========       ========      ======    =======






                                    6 of 13

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - SHORT-TERM NOTE PAYABLE:

In September 1999, the Company entered into an unsecured term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note was pursuant to the Company's existing loan agreement with SunTrust (the "Loan Agreement") and bears interest at approximately 6.15% per year until its maturity in November 1999. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement contains certain restrictions regarding additional indebtedness; employee loans; business operations; guarantees; investments; mergers, consolidations and sales of assets; transactions with subsidiaries; and liens. In addition, the Company must comply with certain quarterly restrictions regarding net worth, working capital, ratios of total liabilities to net worth and interest coverage and current ratio requirements.





                                    7 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and nine-month periods ended September 25, 1999 and September 26, 1998, and significant developments affecting its financial condition since the end of the fiscal year, December 26, 1998, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 26, 1998. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 25, 1999 and September 26, 1998

Net sales increased 13.9% to $160.2 million for the third quarter of fiscal 1999 from $140.6 million for the third quarter of fiscal 1998. Net sales rose 13.0% to $500.0 million for the first nine months of fiscal 1999 from $442.3 million for the first nine months of fiscal 1998. The sales increases resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 5.4% for the third quarter of fiscal 1999 and 6.0% for the first nine months of fiscal 1999 over the corresponding periods in the prior fiscal year. The Company opened 24 new retail farm stores (nine in the third quarter of fiscal 1999) and relocated one store during the first nine months of fiscal 1999. The Company opened 12 new retail farm stores (one in the third quarter of fiscal 1998) during the first nine months of fiscal 1998. Comparable store sales for the third quarter of fiscal 1999 increased 5.4% despite (i) cycling the prior year's comparable store sales increase of 12.0% and (ii) soft sales in late September (primarily attributable to drought conditions in Texas and the Ohio valley). Other contributing factors included:
(a) the group of product departments remerchandised in the first quarter of 1999 reflected a comparable store sales increase of over 9% for the third quarter and
(b) the top core basic sales categories that represent more than a third of the Company's business reflected a comparable store sales increase of over 10% for the third quarter. At September 25, 1999, the Company operated 266 retail farm stores (in 26 states) versus 240 stores (in 26 states) at September 26, 1998. The Company's current plans call for the opening of approximately six additional new stores in the fourth quarter of fiscal 1999. The Company is also well positioned to achieve its goal of opening 33 new stores in fiscal 2000.

As part of the Company's on-going efforts to continually focus on improving its comparable store sales, the Company is planning to undertake several new merchandising initiatives in 2000, including (i) the remerchandising of our tool corral (consisting primarily of compressors, welders, pressure washers, generators, hand tools, and all related accessories), (ii) greater product assortment in fencing and core agricultural maintenance products and (iii) further enhancement of product offerings in equine, pet and bird feeding departments. Further, planned marketing initiatives and research efforts include
(i) expanded use of television media, featuring Company spokesmen George



                                    8 of 13

Strait and John Lyons, (ii) increased coverage of key markets using targeted newspaper circulars and radio, (iii) expanded event marketing and (iv) data-based marketing.

The gross margin rate increased .1 percentage point to 26.0% of sales for the third quarter of fiscal 1999 and increased .5 percentage points to 25.9% of sales for the first nine months of fiscal 1999 compared with the corresponding periods in the prior fiscal year. The gross margin rate increase for the third quarter of fiscal 1999 was primarily due to improved product costs and new higher margin products and product lines associated with the remerchandising effort completed in the first quarter of fiscal 1999, as well as an increase in volume purchase rebates.

As a percent of sales, selling, general and administrative ("SG&A") expenses decreased .4 percentage points to 21.3% of sales in the third quarter of fiscal 1999 and increased .2 percentage points to 20.4% of sales for the first nine months of fiscal 1999 primarily due to the Company's on-going efforts to control operating expenses. On an absolute basis, SG&A expenses increased 11.4% to $34.1 million in the third quarter of fiscal 1999 and increased 14.2% to $101.8 million for the first nine months of fiscal 1999. The increased dollar amount was primarily attributable to costs associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base) and the incremental costs of certain planned infrastructure investments. Depreciation and amortization expense increased 41.7% and 31.3% over the prior year for the third quarter and the first nine months of fiscal 1999, respectively, due mainly to costs associated with new stores, costs associated with the Company's installation of its new SAP merchandising and distribution computer systems, and, to a lesser extent, from fixture costs associated with the remerchandising effort completed during the first quarter of fiscal 1999. Net interest expense increased 33.8% to $1.1 million in the third quarter of fiscal 1999 and increased 9.3% to $2.6 million in the first nine months of fiscal 1999 primarily due to additional borrowings under the Credit Agreement and the Company's growth and expansion plans, including additional inventory as discussed below.

The Company's effective tax rate decreased to 41.0% for both the third quarter of fiscal 1999 and the first nine months of fiscal 1999, compared with 41.2% for both the third quarter of fiscal 1998 and the first nine months of fiscal 1998, primarily due to a lower effective state income tax rate in fiscal 1999.

As a result of the foregoing factors, net income for the third quarter of fiscal 1999 increased 23.9% to $2.6 million from $2.1 million for the third quarter of fiscal 1998 and net income per share (assuming dilution) for the third quarter of fiscal 1999 increased 25.0% to $.30 per share from $.24 per share for the third quarter of last year. Net income for the first nine months of fiscal 1999 increased 18.7% to $11.6 million from $9.8 million for the first nine months of fiscal 1998 and net income per share (assuming dilution) for the first nine months of fiscal 1999 increased 18.0% to $1.31 per share from $1.11 per share last year. As a percentage of sales, net income increased .2 percentage points to 1.7% of sales for the third quarter of fiscal 1999 from 1.5% of sales for the third quarter of fiscal 1998 and increased .1 percentage point to 2.3% of sales for the first nine months of fiscal 1999 from 2.2% of sales for the first nine months of fiscal 1998.

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

In September 1999, the Company entered into an unsecured term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note was pursuant to the Company's existing loan agreement with SunTrust (the "Loan Agreement") and bears interest at approximately 6.15% per year until its maturity in November 1999. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement contains certain restrictions regarding additional indebtedness; employee loans; business operations; guarantees; investments; mergers, consolidations and sales of assets; transactions with subsidiaries; and liens. In addition, the Company must comply with certain quarterly restrictions regarding net worth, working capital, ratios of total liabilities to net worth and interest coverage and current ratio requirements.

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At September 25, 1999, the Company's




                                    9 of 13
inventories had increased $63.1 million to $234.8 million from $171.7 million at December 26, 1998. This increase resulted primarily from additional inventory for new stores, planned inventory increases in seasonal product lines, as well as unplanned inventory increases in certain basic goods. As a result of certain complications relating to the Company's implementation of a new merchandising and distribution computer system in the first quarter of 1999, the in-stock position in many key categories of the Company's stores was compromised. In the Company's attempt to rectify this situation, it over corrected the ordering of these goods. While a significant reduction (approximately 25%) in the overstock position was achieved during the third quarter, and further significant reductions are expected through the fourth quarter, certain overstocks are not expected to be fully resolved until the second quarter of 2000. The Company believes these reductions can be achieved without taking significant incremental markdowns. Short-term trade credit, which represents a source of financing for inventory, increased $14.7 million to $75.6 million at September 25, 1999 from $60.9 million at December 26, 1998. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 25, 1999, the Company had working capital of $123.8 million, which represented a $28.3 million increase from December 26, 1998. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable and an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 1999 marketing campaign), partially offset by an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 1999 marketing campaign and, to a lesser extent, timing of payments).

Operations used net cash of $36.8 million and $5.6 million in the first nine months of fiscal 1999 and 1998, respectively. The increase in net cash used in the first nine months of fiscal 1999 resulted primarily from inventories increasing at a faster rate than accounts payable in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998, a smaller increase in accrued expenses in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 (mainly due to the level of net deferred vendor support payments relating to the Company's 1999 marketing campaign compared with the increase experienced in the prior year, the first year of the program, and, to a lesser extent, timing of payments) as well as a larger increase in trade accounts receivable compared to the prior year (mainly due to commitments from vendors respecting the Company's 1999 marketing campaign compared with the increase experienced in the prior year, the first year of the program) and an increase in income taxes payable (primarily due to timing of payments), partially offset by the timing of certain prepaid expenses.

Cash used in investing activities of $14.2 million for the first nine months of fiscal 1999 represented a $4.8 million increase over cash used in the first nine months of fiscal 1998 of $9.4 million. The increase in cash used for capital expenditures during the first nine months of fiscal 1999 compared to the prior year primarily reflects expenditures for new stores (24 new stores were opened and one store was relocated during the first nine months of fiscal 1999 compared with 12 new store openings during the first nine months of fiscal 1998), costs associated with the Company's installation of its SAP merchandising and distribution computer systems, and, to a lesser extent, fixture costs associated with the Company's remerchandising efforts.

Financing activities in the first nine months of fiscal 1999 provided $40.9 million in cash, which represented a $28.0 million, increase in net cash provided over the $12.9 million in net cash provided in the first nine months of fiscal 1998. This increase in net cash provided resulted primarily from net short-term borrowings under the Credit Agreement of approximately $28.2 million during the first nine months of fiscal 1999 compared to net repayments of approximately $.8 million during the first nine months of fiscal 1998, as well as short-term borrowings of $15.0 million under the Term Note, offset, in part, by repayments under the Term Loan of approximately $1.6 million during the first nine months of fiscal 1999.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its growth and expansion plans for the next several years.

YEAR 2000 READINESS PLANS

The Company previously reported that during the first fiscal quarter of 1999 it had concluded the remaining conversion effort and completed its installation of a new merchandise and warehouse management system, thus achieving full Year 2000 compliance for its remaining processing systems. That installation had been the one


                                    10 of 13
remaining significant requirement for the Company to achieve Year 2000 compliance prior to the need to execute transactions with Year 2000 implications (the processing concern created by the change in the century and the traditional two-digit year fields embedded in most data processing systems is commonly referred to as the "Year 2000" issue). The total estimated cost of the Company's Year 2000 remediation efforts, of which the installation of the new system was the major component, is approximately $10.0 million.

The Company's point-of-sale systems (the "POS systems") are supported by numerous personal computers and servers that utilize standard operating system software and hardware. Certain elements of this hardware and software required upgrade and/or replacement to be fully Year 2000 compliant (collectively, the "Year 2000 upgrades"). The Company completed the development and testing of these Year 2000 upgrades for its POS systems during the second quarter of fiscal 1999, and completed the rollout thereof, during the third quarter of fiscal 1999. The Year 2000 upgrades, approximating $300,000, are a component of the total estimated cost of the Company's Year 2000 remediation efforts indicated above.

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

Finally, the Company engaged a consulting firm to perform an independent review of its overall Year 2000 readiness plans and assist with any final remediation efforts as appropriate. That independent review was completed during the third quarter and divulged certain areas of varying exposure to the Company. The Company has reviewed each of these areas and assessed the relative risks to its business needs. While there were no significant areas of risk identified, the Company will complete a final review during the fourth quarter of fiscal 1999 to minimize the risk that any significant interruption in the business will occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at September 25, 1999. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.



                                    11 of 13

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Effective as of September 1, 1999, Thomas O. Flood retired from his position as Senior Vice President-Administration and Finance and Chief Financial Officer of the Company, but remains a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.47 Term Note, dated as of September 2, 1999, issued by the Company to SunTrust Bank, Nashville, N.A., a national banking association, in the aggregate amount of $15 million.

        10.48 Noncompetition Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood.

        10.49 Consulting Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood.

        27.1 Financial Data Schedule (only submitted to SEC in electronic format).

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 25, 1999.




                                    12 of 13

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRACTOR SUPPLY COMPANY




Date:  October 29, 1999               By:  /s/ Joseph H. Scarlett, Jr.
     ----------------------              ---------------------------------------
                                                   Joseph H. Scarlett, Jr.
                                                    Chairman of the Board,
                                                    President, Treasurer and
                                                    Chief Executive Officer
                                                    (Duly Authorized Officer &
                                                    Principal Financial Officer)






                                    13 of 13