Form 10-K
period 2000-01-01
TRACTOR SUPPLY CO /DE/
filed 2000-03-24
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                 January 1, 2000
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               -----------------------  ------------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
                  (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   13-3139732
----------------------------------------    ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

320 Plus Park Boulevard,  Nashville, Tennessee               37217
----------------------------------------------      ----------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:     (615) 366-4600
                                                    ----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.008 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 2000 was $49,431,078. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                 Class                        Outstanding at January 31, 2000
---------------------------------------    -------------------------------------
     Common Stock, $.008 par value                      8,774,198

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 2000 are incorporated by reference into Parts II and IV of this Form 10-K.

                   FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of which could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, inflation, consumer debt levels, pricing and other competitive factors, changes in freight rates, the timing and acceptance of new products in the stores, the mix of goods sold, interest rate fluctuations and other capital market and economic conditions in general, Year 2000 issues, unemployment levels and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

                                     PART I

ITEM 1.  BUSINESS

Overview

Tractor Supply Company, a Delaware corporation ("TSC" or the "Company"), is a specialty retailer which supplies the daily farming and maintenance needs of its target customers: hobby, part-time and full-time farmers and ranchers, as well as rural customers, contractors and tradesmen. The Company operates one of the largest retail farm store chains in the United States. TSC's 273 stores, located in 26 states, typically range in size from 12,000 to 14,000 square feet of inside selling space and utilize at least as many square feet of outside selling space. Stores are located in rural communities and in the outlying areas of large cities where the rural lifestyle is a significant factor in the local economy.

The Company meets the daily farming and maintenance needs of its target customers with a comprehensive selection of farm maintenance products (fencing, tractor parts and accessories, agricultural spraying equipment and tillage parts); animal and pet products (specialty feeds, supplements, equine supplies, medicines, veterinary supplies and livestock feeders); general maintenance products (air compressors, welders, generators, pumps, plumbing and tools); lawn and garden products (riding mowers, tillers and fertilizers); light truck equipment; work clothing and other products. The Company does not sell large tractors, combines, bulk chemicals or bulk fertilizers. The Company's merchandising strategy combines this comprehensive product selection with strong inventory support.

The Company was founded in 1938 as a catalog mail order tractor parts supplier. In 1978, Fuqua Industries, Inc. acquired the Company, and in 1982 Fuqua, in turn, sold the Company to a group of investors, including a member of the Company's current senior management team, who is also a significant stockholder. Between the acquisition in 1982 and 1999, the Company's sales have increased from $122.5 million to $688.1 million and the Company has opened 169 stores and closed 20 stores.

Seasonality and Weather

The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the planting and harvesting seasons and the sale of seasonal products. The Company has typically operated at a net loss in the first fiscal quarter of each year. Unseasonable weather, excessive rain, drought, or early or late frosts may also affect the Company's sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

Business Strategy

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

     Market Niche. The Company has identified a specialized market niche - supplying the daily farming and maintenance needs of hobby, part-time and full-time farmers and ranchers. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

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

     Technology. Management strives to improve operating efficiencies and reduce costs through the use of modern technologies. The Company utilizes a fully integrated computerized merchandise and warehouse management and point-of-sale system that permits the entire store network to communicate with the Company's distribution centers and its management headquarters. The Company believes that this integrated system results in lower inventory carrying costs, improved in-stock positions and enhanced inventory control, as well as management and purchasing efficiencies. The Company believes that its ongoing commitment to utilize modern technologies creates a competitive advantage.

     Store Locations. The Company's strategy is to locate its stores in rural communities and outlying areas of large cities where the rural lifestyle is a significant factor in the local economy. The Company believes it has developed a sophisticated, proven methodology to select its new store sites.

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

     Pricing. The Company utilizes an "everyday low prices" strategy to consistently offer its products at competitive prices. The Company monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

     Vendor Partnering. The Company has established close working relationships with many of its principal vendors to manage stock levels, develop new products, plan promotions and design merchandise displays. The Company intends to continue to expand its vendor partnering strategy to include most of its other key vendors.

     Advertising. To generate store traffic and position TSC as a destination store, the Company promotes broad selections of merchandise with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. The Company enhances its print marketing and advertising programs through the expanded use of radio and national television. In connection with these programs, the Company has retained John Lyons, a renowned equine specialist, as its national equine spokesman, and George Strait, a renowned country music entertainer, as its national spokesman.

     Store Environment. TSC's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays, both inside and outside the store, and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable Store Associates in order to provide a friendly, enjoyable shopping experience.

Growth Strategy

The Company's growth strategy is to increase sales and profitability at existing stores through continuing improvements in product mix and operating efficiencies and through new store openings and relocations. Since the beginning of fiscal 1994, the Company has opened 124 new stores and relocated
13. Of these 137 stores, 105 have been open more than one year and have generated average net sales that are approximately 21.3% per annum greater than those of existing stores. During this period, the Company has also closed three stores (excluding relocations). Management believes that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new markets.

The Company continued its new store growth plan with an approximate 12% overall new store unit growth in fiscal 1999. Current plans call for the opening of 40 to 45 new stores in fiscal 2000, approximately 38 in fiscal 2001, and additional stores thereafter (the Company has presently identified over 300 potential new markets).

The Company's strategy is to lease its new stores. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $800,000 to $1,000,000, the majority of which is for initial inventory and capital expenditures, principally leasehold improvements, fixtures and equipment, and the balance of which is for store opening expenses.

The Company plans to relocate one store in fiscal 2000 and an average of one or two additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $250,000 to $500,000 depending on whether the Company is responsible for any renovation or remodeling costs. The Company has experienced average sales increases in excess of 11% in the year subsequent to relocation for stores relocated over the past five years.

The Company plans to extensively remodel an average of one or two of its strong performing stores each year over the next several years, one of which is scheduled for fiscal 2000. The estimated cash required to complete a major remodeling typically ranges from $150,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $25,000 to $75,000.

Store Environment and Merchandising

The Company's stores are designed and managed to create a pleasant environment, maximize sales and operating efficiencies and make shopping an enjoyable experience. The Company's stores are clean, open and bright. The average Company store has approximately 12,600 square feet of inside selling space. The Company typically utilizes at least 12,000 square feet of outside space from which it merchandises certain farm-related and lawn and garden products. Visual displays inside and outside can be changed easily for seasonal products and promotions and space can be reallocated easily among departments.

The following chart indicates the average percentages of sales represented by each of the Company's major product categories during fiscal 1999, 1998 and 1997:

                                                                         Percent of Total Sales
                                                                ----------------------------------------
                       Product Category                          1999             1998            1997
                       ----------------                         -------          ------          -------
         Animal and pet products.............................      20%             19%             17%
         General maintenance.................................      20              18              16
         Lawn and garden.....................................      16              18              19
         Work clothing and other.............................      16              16              16
         Farm maintenance....................................      15              16              19
         Light truck equipment...............................      13              13              13
                                                                  ---             ---             ---
                                                                  100%            100%            100%
                                                                  ===             ===             ===

The Company's stores carry a consistent merchandise mix, tailored to some extent to specific regional needs and store size, and stock an average of 12,000 products. The Company's stores carry a wide selection of quality, nationally recognized name brand merchandise. The Company also markets private label merchandise under the Huskee, Traveller, Harvest Supreme, Retriever and Dumor registered trademarks. Management believes that selling nationally recognized brands next to the Company's own high quality, private label merchandise offers its customers a range of products at various price points and helps build customer loyalty. The Company believes that it has also increased sales by distributing to in-store customers an easy-reference "blue book" catalog containing the descriptions and prices for thousands of its products.

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

The Company devotes considerable resources to training its Store Associates, often in cooperation with its vendors. The Company's training programs include
(i) a full management training program for manager trainees which covers all aspects of the Company's operations, (ii) product knowledge video tapes produced in conjunction with over 100 of its vendors, (iii) semi-annual retail training skills classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from the Company's management headquarters. The Company seeks to hire and train Store Associates with farming and ranching backgrounds.

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

Purchasing and Distribution

The Company offers an extensive selection of farm maintenance and other specialty products. The Company has established arrangements with certain of its principal vendors to develop new products, plan promotions, review marketing strategies, manage stock levels and develop merchandise displays. The Company is pursuing similar arrangements with other key vendors. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 1,600 vendors, the five largest of which accounted for less than 25% of the Company's total purchases in fiscal 1999 and one of which (MTD Products, Inc.) accounted for more than 10% of the Company's purchases during such year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Approximately 80% of the Company's purchase orders are transmitted through an electronic data interchanges ("EDI") system, and approximately 50% of vendor invoices are transmitted through EDI. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's merchandise purchasing is centrally managed.

The Company opened a new 500,000 square foot distribution center in Pendleton, Indiana in January 2000, (replacing a 300,000 square foot facility in Indianapolis, Indiana), and operates a 144,000 square foot distribution center in Omaha, Nebraska and a 105,000 square foot distribution center in Waco, Texas from which it serviced approximately 167 stores, 51 stores and 55 stores, respectively, at January 1, 2000. The Company also utilizes a 57,000 square foot, strategically located "cross-dock" facility in Rural Hall, North Carolina to support the main distribution centers and transportation system network in servicing the stores located in the Southeast region of the country. In fiscal 1999, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company's stores. The main distribution centers ship to each store at least twice a week during peak periods through a dedicated contract carrier. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

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

The Company is constantly assessing and upgrading its management information and control systems to support its growth, reduce and control costs, improve internal controls and operating efficiencies and facilitate better decision-making. To that end, in February 1999, the Company completed the installation of a new merchandise and warehouse management system which positioned the Company to further improve its inventory management and control, allow for better decision making, enhance overall productivity and provide the flexibility to support the Company's growth plans while at the same time ensuring it is Year 2000 compliant.

Subsequent to the installation of this new system, however, the Company experienced difficulties with the new replenishment system. These difficulties created an out-of-stock situation in certain key product categories. In an effort to correct this situation, the Company increased the ordering of goods to an extent which resulted in an overall excessive level of inventory in certain seasonal as well as basic product categories. During the third quarter of fiscal 1999, the Company corrected and refined its replenishment processes and achieved an approximate 25% reduction in the overstock position. Resolution of this situation is not expected until the end of the second quarter of fiscal 2000. The Company has since developed supplemental tools and processes that have improved most inventory management and reporting capabilities.

The Company continues to further evaluate and improve the functionality of the new systems to maximize their effectiveness. Such efforts will include an ongoing evaluation of the optimal software configuration (including system enhancements and upgrades) as well as the adequacy of the underlying hardware components. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the system to manage the Company's operations.

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

Management and Employees

As of January 1, 2000, the Company employed approximately 1,800 full-time and approximately 1,700 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 35 employees of the Company's Omaha, Nebraska distribution center were covered by a collective bargaining agreement. This collective bargaining agreement expires in July 2002.

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

One of the four members of the Company's senior management, most of the Company's district managers and a significant portion of the Company's store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of experience in the retail industry and one member of senior management has over 20 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 6.6 years and 5.0 years, respectively. Management believes internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience, will provide the management structure necessary to support expected store growth.

ITEM 2.  PROPERTIES

As of January 1, 2000, the Company leased its four distribution facilities and its management headquarters, owned 74 stores (23 of which are subject to mortgages) and leased 199 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. None of the store leases or mortgages individually is material to the Company's operations. The leases at its Pendleton, Indiana; Omaha, Nebraska; Waco, Texas and Rural Hall, North Carolina distribution facilities expire in 2015, 2002, 2002 and 2004 respectively, and the lease for its management headquarters expires in 2007. Seven of the Company's stores and its management headquarters are leased from affiliated parties. See Item 13. "Certain Relationships and Related Transactions".

As of January 1, 2000, the Company operated 273 stores in 26 states as follows:

                        Number                                    Number
    State             of Stores             State               of Stores
    -----             ---------             -----               ---------
    Texas                52                 Minnesota              6
    Ohio                 35                 Missouri               6
    Tennessee            24                 Nebraska               6
    Michigan             21                 Pennsylvania           5
    Indiana              18                 South Carolina         6
    North Carolina       16                 South Dakota           4
    Kentucky             13                 Alabama                3
    Illinois             10                 Oklahoma               3
    Iowa                  9                 Maryland               2
    Kansas                8                 Mississippi            1
    North Dakota          8                 Montana                1
    Virginia              8                 New York               1
    Arkansas              6                 Wisconsin              1

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended January 1, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000.

The following is a list of the names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

            Name                                        Position                                             Age
            ----                                        --------                                             ---
Joseph H. Scarlett, Jr..............    Chairman of the Board, President,
                                        Chief Executive Officer and Director                                  57

Gerald W. Brase ....................    Senior Vice President - Merchandising and Marketing                   46

Michael E. Brown....................    Senior Vice President - Operations                                    42

Calvin B. Massmann..................    Senior Vice President-Chief Financial Officer and Treasurer           56

John W. Atkins......................    Vice President-Information Technology                                 37

Reynolds H. Becker..................    Vice President-Merchandise Manager for Consumer Products              41

Blake A. Fohl.......................    Vice President-Marketing                                              40

Mark D. Gillman.....................    Vice President-Operations (Region III)                                39

Lawrence Goldberg...................    Vice President-Logistics                                              57

Leo H. Haberer......................    Vice President-Real Estate                                            59

Stephen E. Hull.....................    Vice President-Real Estate                                            42

Gary M. Magoni......................    Vice President-Operations (Region I)                                  53

Stanley L. Ruta.....................    Vice President-Operations (Region II)                                 48

Daisy L. Vanderlinde................    Vice President-Human Resources                                        48

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

Calvin B. Massmann became Senior Vice President - Chief Financial Officer and Treasurer in January 2000. Mr. Massmann previously served as an independent business consultant during 1998 and 1999. From 1995 to 1997, Mr. Massmann served as Senior Vice President and Chief Financial Officer for Builders Square, a subsidiary of Kmart Corporation. From 1981 to 1995 Mr. Massmann held various accounting and finance positions with W.R. Grace & Company and affiliates. From 1969 to 1981, Mr. Massmann served wholesale and retail clients as an auditor with Price Waterhouse.

John W. Atkins became Vice President - Information Technology of the Company in April 1999 after having served as Vice President Farm Merchandising of the Company since December 1996 and as Division Merchandise Manager of Farm Products of the Company since July 1995 and as a Buyer for the Company since July 1992. From 1986 to 1992, Mr. Atkins held various positions, including most recently Division Manager - Field & Stream with Bass Pro Shops Outdoor World. From 1983 to 1986, Mr. Atkins held various retail management positions with Kmart Corporation.

Reynolds H. Becker became Vice President - Merchandise Manager for Consumer Products in October 1999. Mr. Becker has a combined 16 years of retail experience. Most recently, Mr. Becker served as Merchandise Manager for Lowe's Companies, Inc. from 1997 to 1999. From 1992 to 1997, Mr. Becker served as Buyer and Senior Buyer with Target Stores, a division of Dayton Hudson in Minneapolis. From 1984 to 1992, Mr. Becker held various merchandising and operational positions with Roses's Stores Inc. in North Carolina.

Blake A. Fohl became Vice President - Marketing of the Company in December 1996 after having served as Director of Marketing of the Company since June 1995 and as a Buyer for the Company since August 1992. Mr. Fohl previously served as Divisional Manager of Green Seed Company from 1989 to 1992, as a Dairy Specialist with Purina Mills from 1986 to 1989 and as a store manager for Southern States Cooperative from 1981 to 1986.

Mark D. Gillman became Vice President - Operations of the Company in October 1999 after having served as District Manager since 1991. From 1982 to 1991 Mr. Gillman served as a store manager of the Company.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:

                                                                        Price Range
                                                        ------------------------------------------
                                                           Fiscal 1999              Fiscal 1998
                                                        ------------------      ------------------
                                                         High       Low          High        Low
                                                        -------   --------      -------    -------
                      First Quarter                     $29  1/4  $21           $23 1/4    $13 3/4
                      Second Quarter                    $29  3/4  $25           $26 1/2    $20 5/8
                      Third Quarter                     $26 5/16  $17   3/4     $26        $18
                      Fourth Quarter                    $20  7/8  $13 13/16     $27        $18 1/2

As of January 31, 2000, the approximate number of record holders of the Company's Common Stock was 82 (excluding individual participants in nominee security position listings) and the approximate number of beneficial holders of the Company's Common Stock was 2,545.

The Company has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain all earnings for future operation and expansion of its business and, therefore, does not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company's Board of Directors and subject to the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is also restricted from paying cash dividends by the terms of the note agreement, which relates to mortgage notes on certain of its properties.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Financial and Operating Highlights" on page 8 of the Company's Annual Report to Stockholders for the fiscal year ended January 1, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the Company's Annual Report to Stockholders for the fiscal year ended January 1, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at January 1, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Report of Independent Accountants", "Balance Sheets", "Statements of Income", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", and "Notes to Financial Statements" on pages 16 through 31 of the Company's Annual Report to Stockholders for the fiscal year ended January 1, 2000 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 of the Company's Annual Report to Stockholders for the fiscal year ended January 1, 2000, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Class III Directors and Information Regarding Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 18, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2000 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board - Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee's Report on Executive Compensation", and "Performance Graph" on pages 4 through 16 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 18 through 20 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Interests of Management in Certain Transactions" on pages 7 and 8 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements                                                                                  Page
         --------------------                                                                                  ----
         The following financial statements and related notes of the Company contained on pages 16 through 30 of the Company's Annual Report to
         Stockholders for the fiscal year ended January 1, 2000 are incorporated herein by reference:

         Report of Independent Accountants  ..............................................................     16

         Balance Sheets - January 1, 2000 and December 26, 1998  .........................................     17

         Statements of Income - Fiscal Years Ended January 1, 2000, December 26, 1998, and
         December 27, 1997  ..............................................................................     18

         Statement of Changes in Stockholders' Equity - Fiscal Years Ended January 1, 2000,
         December 26, 1998, and December 27, 1997  .......................................................     19

         Statements of Cash Flows - Fiscal Years Ended January 1, 2000, December 26, 1998, and
         December 27, 1997                                                                                     20

         Notes to Financial Statements  ..................................................................     21

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRACTOR SUPPLY COMPANY

      Date:  March 24, 2000        By:  /s/ Calvin B. Massmann
                                       ---------------------------------------
                                       Calvin B. Massmann
                                       Senior Vice President - Chief Financial
                                       Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                                   Title                              Date
         ---------                                   -----                              ----
 /s/ Joseph H. Scarlett, Jr.*            Chairman of the Board, President,           March 24, 2000
------------------------------------     Chief Executive Officer and Director
Joseph H. Scarlett, Jr.                  (Principal Executive Officer)

 /s/ Calvin B. Massmann                  Senior Vice President - Chief Financial     March 24, 2000
------------------------------------     Officer and Treasurer
Calvin B. Massmann                       (Principal Financial Officer)


 /s/ Thomas O. Flood*                    Director                                    March 24, 2000
------------------------------------
Thomas O. Flood

 /s/ Joseph D. Maxwell*                  Director                                    March 24, 2000
------------------------------------
Joseph D. Maxwell

 /s/ S.P. Braud*                         Director                                    March 24, 2000
------------------------------------
S.P. Braud

 /s/ Joseph M. Rodgers*                  Director                                    March 24, 2000
------------------------------------
Joseph M. Rodgers

 /s/Gerard E. Jones*                     Director                                    March 24, 2000
------------------------------------
Gerald E. Jones

 /s/ Sam K. Reed *                       Director                                    March 24, 2000
------------------------------------
Sam K. Reed


*By: /s/ Calvin B. Massmann
    --------------------------------
    Calvin B. Massmann
    Attorney-in-fact by authority
    of Power of Attorney

                               INDEX TO EXHIBITS
                                                                                                        Page Number
       Exhibit                                                                                        by Sequential
       Number                           Description                                                Numbering System
       -------                          -----------                                                -----------------

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

                                                                                                        Page Number
       Exhibit                                                                                        by Sequential
       Number                           Description                                                Numbering System
       -------                          -----------                                                ----------------
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

                                                                                                        Page Number
       Exhibit                                                                                        by Sequential
       Number                           Description                                                Numbering System
       -------                          -----------                                                ----------------
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

                                                                                                        Page Number
       Exhibit                                                                                        by Sequential
       Number                           Description                                                Numbering System
       -------                          -----------                                                ----------------
       10.21      Indenture of Lease, dated as of September 15, 1986, between the Company and GOF Partners (relating to Nashville,
                  Tennessee management headquarters) (filed as Exhibit 10.20 to
                  Registrant's Registration Statement on Form S-1, Registration
                  No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.22      Tractor Supply Company 1994 Stock Option Plan (filed as
                  Exhibit 10.28 to Registrant's Registration Statement on Form
                  S-1, Registration No. 33-73028, filed with the Commission on
                  December 17, 1993, and incorporated herein by reference).

       10.23      Amendment to the Tractor Supply Company 1994 Stock Option
                  Plan (filed as Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997,
                  Commission File No. 000-23314, and incorporated herein by reference).

       10.24      TSC Industries, Inc. Employee 401(k) Retirement Plan
                  (including the Notices of the First, Second, Third, Fourth and Fifth Amendments thereto and the Trust Agreement forming a part thereof) (filed as Exhibit 10.29 to Registrant's
                  Registration Statement on Form S-1, Registration No.
                  33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

       10.25      Form of Notice of the Revised Sixth Amendment to the TSC
                  Industries, Inc. Employee 401(k) Retirement Plan (filed as
                  Exhibit 10.30 to Amendment No. 1 to Registrant's Registration
                  Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

       10.26      Senior Executive Incentive Plan of the Company (filed as
                  Exhibit 10.28 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File
                  No. 000-23314, and incorporated herein by reference).

       10.27      Other Executive Incentive Plan of the Company (filed as
                  Exhibit 10.29 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File
                  No. 000-23314, and incorporated herein by reference).

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

                                                                                                             Page Number
       Exhibit                                                                                             by Sequential
       Number                           Description                                                     Numbering System
       -------                          -----------                                                     ----------------
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

       10.35 Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant's Registration Statement on Form
                  S-3, Registration No. 333-35317, filed with the Commission on
                  September 10, 1997, and incorporated herein by reference).

       10.36      Trust Agreement (filed as Exhibit 4.2 to Registrant's
                  Registration Statement on Form S-3, Registration No.
                  333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

       10.37 Noncompetition Agreement, dated as of June 30, 1996, between the Company and Joseph D. Maxwell (filed as Exhibit 10.35 to
                  Registrant's Quarterly Report on Form 10-Q, filed with the
                  Commission on October 31, 1997, Commission File No.
                  000-23314, and incorporated herein by reference).

       10.38      Split-Dollar Agreement, dated January 27, 1998, between the
                  Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and
                  Andrew Sinclair Scarlett (filed as Exhibit 10.45 to
                  Registrant's Annual Report on Form 10-K, filed with the
                  Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

       10.39      Split-Dollar Agreement, dated January 2, 1998, between the
                  Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997 Irrevocable Trust under Agreement dated
                  November 10, 1997 (filed as Exhibit 10.46 to Registrant's
                  Annual Report on Form 10-K, filed with the Commission on March
                  17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

       10.40 Term Note, dated as of September 2, 1999, issued by the Company to SunTrust Bank, Nashville, N.A., a national banking association, in the aggregate amount of $15 million (filed as Exhibit 10.47 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission
                  File No. 000-23314, and incorporated herein by reference).

       10.41 Noncompetition Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood (filed as Exhibit
                  10.48 to Registrant's Quarterly Report on Form

                                                                                             Page Number
       Exhibit                                                                             by Sequential
       Number                           Description                                     Numbering System
       -------                          -----------                                     ----------------
                  10-Q, filed with the Commission on October 29, 1999,
                  Commission File No. 000-23314, and incorporated herein by
                  reference).

       10.42 Consulting Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood (filed as Exhibit 10.49 to
                  Registrant's Quarterly Report on Form 10-Q, filed with the
                  Commission on October 29, 1999, Commission File No.
                  000-23314, and incorporated herein by reference).

   *   10.43      Third Amendment to Revolving Credit Agreement, dated as
                  of November 15, 1999 among the Company and SunTrust Bank
                  Nashville, N.A. (replaced Bank Boston, N.A. as agent), as
                  agent and for itself, AmSouth Bank (successor to First
                  America National Bank), an national banking association, and
                  Bank of America, a national banking association.

   *   10.44      Second Amendment to the Tractor Supply Company 1994 Stock
                  Option Plan

   *   10.45      Agreement, effective August 1, 1999 between the Company
                  and General Drivers & Helpers Union, Local #554.

   *   13         Annual Report to Stockholders for the fiscal year ended
                  January 1, 2000.

   *   23.1       Consent of PricewaterhouseCoopers LLP.

   *   23.2       Consent of PricewaterhouseCoopers LLP.

   *   24.1       Power of Attorney of Joseph H. Scarlett, Jr.

   *   24.2       Power of Attorney of Thomas O. Flood

   *   24.3       Power of Attorney of Joseph D. Maxwell

   *   24.4       Power of Attorney of S.P. Braud

   *   24.5       Power of Attorney of Joseph M. Rodgers

   *   24.6       Power of Attorney of Gerard E. Jones

   *   24.7       Power of Attorney of Sam K. Reed

   *   27.1       Financial Data Schedule (only submitted to SEC in electronic format).

---------------
*  Filed herewith.