Form 10-Q
period 2000-04-01
TRACTOR SUPPLY CO /DE/
filed 2000-05-05
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       April 1, 2000
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                13-3139732
    ------------------------------           ----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

320 Plus Park Boulevard, Nashville, Tennessee                       37217
---------------------------------------------                 ------------------
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:             (615) 366-4600
                                                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   [X]       NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding at April 29, 2000
    -----------------------------             -----------------------------
    Common Stock, $.008 par value                        8,779,390





                                    1 of 11

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                         Page No.
                                                                         --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                April 1, 2000 and January 1, 2000                            3

              Statements of Income -
                For the Fiscal Three Months Ended
                April 1, 2000 and March 27, 1999                             4

              Statements of Cash Flows -
                For the Fiscal Three Months Ended
                April 1, 2000 and March 27, 1999                             5

              Notes to Unaudited Financial Statements                        6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7-9

     Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                                9

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                              10








                                    2 of 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       APRIL 1,       JANUARY 1,
                                                                                         2000            2000
                                                                                     ------------    -----------
                                                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................  $    10,260    $     6,991
  Accounts receivable, net..........................................................       20,004          6,765
  Inventories.......................................................................      264,080        207,325
  Prepaid expenses..................................................................        5,694          4,845
                                                                                      -----------    -----------
         Total current assets.......................................................      300,038        225,926
                                                                                      -----------    -----------
Land................................................................................        6,449          6,449
Buildings and improvements..........................................................       61,472         58,135
Machinery and equipment.............................................................       42,596         39,885
Construction in progress............................................................        3,626          4,514
                                                                                      -----------    -----------
                                                                                          114,143        108,983

Accumulated depreciation and amortization...........................................      (37,418)       (35,270)
                                                                                      ------------   -----------
  Property and equipment, net.......................................................       76,725         73,713
                                                                                      -----------    -----------
Deferred income taxes...............................................................          999            999
Other assets........................................................................        1,974          1,992
                                                                                      -----------    -----------
         Total assets...............................................................  $   379,736    $   302,630
                                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................  $   118,862    $    59,764
  Accrued expenses..................................................................       41,049         34,037
  Current maturities of long-term debt..............................................        3,048          3,048
  Current portion of capital lease obligations......................................          279            279
  Income taxes currently payable....................................................          705          4,135
  Deferred income taxes.............................................................        7,357          7,357
                                                                                      -----------    -----------
         Total current liabilities..................................................      171,300        108,620
                                                                                      -----------    -----------
Revolving credit loan...............................................................       54,489         38,126
Term loan ..........................................................................        9,107          9,821
Other long-term debt................................................................        3,238          3,456
Capital lease obligations...........................................................        3,211          3,280
Other long-term liabilities.........................................................          490            487
Excess of fair value of assets acquired over cost less accumulated
  amortization of $3,100 and $3,055, respectively...................................          490            535

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,774,198 and
    8,769,106 shares issued and outstanding in 2000 and 1999, respectively..........           70             70
  Additional paid-in capital........................................................       42,749         42,668
  Retained earnings.................................................................       94,592         95,567
                                                                                      -----------    -----------
    Total stockholders' equity......................................................      137,411        138,305
                                                                                      -----------    -----------
         Total liabilities and stockholders' equity.................................  $   379,736    $   302,630
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



                                     3 of 11

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE FISCAL THREE MONTHS ENDED
                                                                     ----------------------------------
                                                                      APRIL 1,                 MARCH 27,
                                                                        2000                     1999
                                                                     ----------               ---------
                                                                                 (UNAUDITED)
Net sales.....................................................       $  147,482               $ 125,647
Cost of merchandise sold......................................          109,878                  93,455
                                                                     ----------               ---------
     Gross margin.............................................           37,604                  32,192
Selling, general and administrative expenses..................           35,760                  31,875
Depreciation and amortization.................................            2,182                   1,448
                                                                     ----------               ---------
     Loss from operations.....................................             (338)                 (1,131)
Interest expense, net.........................................            1,303                     732
                                                                     ----------               ---------
     Loss before income taxes.................................           (1,641)                 (1,863)
Income tax benefit............................................             (666)                   (723)
                                                                     ----------               ---------
     Net loss.................................................       $     (975)              $  (1,140)
                                                                     ==========               =========
     Net loss per share - basic...............................       $     (.11)              $    (.13)
                                                                     ==========               =========
     Net loss per share - assuming dilution...................       $     (.11)              $    (.13)
                                                                     ==========               =========










         The accompanying notes are an integral part of this statement.



                                     4 of 11

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE FISCAL THREE MONTHS ENDED
                                                                              ----------------------------------
                                                                               APRIL 1,                MARCH 27,
                                                                                 2000                    1999
                                                                              ----------               ---------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net loss.............................................................       $     (975)              $  (1,140)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense............................            2,182                   1,448
      Loss (gain) on sale of property and equipment....................              177                    (210)
      Change in assets and liabilities:
        Accounts receivable............................................          (13,239)                 (9,630)
        Inventories....................................................          (56,755)                (43,662)
        Prepaid expenses...............................................             (849)                  1,523
        Accounts payable...............................................           59,098                  49,400
        Accrued expenses...............................................            7,012                   5,106
        Income taxes currently payable.................................           (3,430)                 (3,290)
        Other..........................................................                1                     (16)
                                                                              ----------               ----------
Net cash used in operating activities..................................           (6,778)                   (471)
                                                                              ----------               ---------
Cash flows from investing activities:
    Capital expenditures...............................................           (5,396)                 (7,249)
    Proceeds from sale of property and equipment.......................               --                     395
                                                                              ----------               ---------
Net cash used in investing activities..................................           (5,396)                 (6,854)
                                                                              -----------              ---------
Cash flows from financing activities:
    Net borrowings under revolving credit loan.........................           16,363                  11,570
    Principal payments under term loan.................................             (714)                   (536)
    Principal payments under capital lease obligations.................              (69)                   (160)
    Repayment of long-term debt........................................             (218)                   (197)
    Proceeds from issuance of common stock.............................               81                      73
                                                                              ----------               ----------
Net cash provided by financing activities..............................           15,443                  10,750
                                                                              ----------               ---------
Net increase in cash and cash equivalents..............................            3,269                   3,425
Cash and cash equivalents at beginning of period.......................            6,991                  18,201
                                                                              ----------               ---------
Cash and cash equivalents at end of period.............................       $   10,260               $  21,626
                                                                              ==========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $    1,413               $     797
  Income taxes.........................................................            2,250                   2,562
Non-cash investing and financing activities:
  Capital lease-buildings..............................................               --                   1,581






         The accompanying notes are an integral part of this statement.



                                     5 of 11

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of April 1, 2000 and its results of operations and its cash flows for the fiscal three-month periods ended April 1, 2000 and March 27, 1999.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. As a result of this policy, the quarterly reporting periods for fiscal 2000 fall one week later in the calendar year compared to fiscal 1999.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles inherently requires estimates and assumptions by management that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $4,860,000 and $4,680,000 higher than reported at April 1, 2000 and January 1, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Loss Per Share

Net loss per share is calculated as follows (in thousands, except per share amounts):

                                      2000                                     1999
                          ------------------------------         --------------------------------
                                THREE MONTHS ENDED                       THREE MONTHS ENDED
                                   APRIL 1, 2000                           MARCH 27, 1999
                          ------------------------------         --------------------------------
                                               PER SHARE                                PER SHARE
                          INCOME      SHARES     AMOUNT          INCOME      SHARES       AMOUNT
                          ------      ------   ---------         ------      ------       ------
Net loss per share:
     Net income           $ (975)     8,773     $ (0.11)        $(1,140)      8,750       $ (0.13)
                                                =======                                   =======

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





                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three-month periods ended April 1, 2000 and March 27, 1999, and significant developments affecting its financial condition since the end of the fiscal year, January 1, 2000, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (First Quarter) Ended April 1, 2000 and March 27, 1999

Net sales increased 17.4% to $147.5 million for the first quarter of fiscal 2000 from $125.6 million for the first quarter of fiscal 1999. The sales increase resulted from new stores as comparable store sales (excluding relocations, using all stores open at least one year) decreased 0.1% for the first quarter of fiscal 2000. Despite strong comparable store sales in March of this quarter, the unseasonable mild weather throughout many parts of the country in January and February prevented the Company from achieving comparable store sales growth for the first quarter of fiscal 2000. The quarter-end fell a week later in the calendar year compared to the first quarter of fiscal 1999. As a result, the Company experienced an increase in sales of spring seasonal goods (primarily power equipment). The Company opened ten new retail farm stores during the first quarter of fiscal 2000 compared to six new stores during the first quarter of fiscal 1999. The Company plans to open 30 to 35 additional new stores in 2000, approximately 15 of which are scheduled to open in the second quarter.

The gross margin rate for the first quarter of fiscal 2000 decreased .1 percentage point to 25.5% of sales from 25.6% of sales in the first quarter of fiscal 1999 mainly due to the negative mix effect of increased sales of lower margin spring seasonal merchandise and, to a lesser extent, markdowns in winter seasonal goods.

As a percent of sales, selling, general and administrative ("SG&A") expenses decreased 1.2 percentage points to 24.2% of sales in the first quarter of fiscal 2000 from 25.4% of sales in the first quarter of fiscal 1999 primarily as a result of lower incentives due to the comparable store sales performance and the vendor coverage of incremental payroll costs associated with remerchandising activities, partially offset by additional pre-opening costs associated with the opening of a larger number of new stores. On an absolute basis, SG&A expenses increased 12.2% to $35.8 million in the first quarter of fiscal 2000 from $31.9 million in the first quarter of fiscal 1999. The increased dollar amount was primarily attributable to cost associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base), as well as increased costs associated with the Company's expanded infrastructure (primarily the larger distribution facilities and store support service capacity).




                                    7 of 11

These increases were offset, to some extent, by the lower incentive accruals and the vendor coverage of incremental payroll costs associated with remerchandising activities, referred to above.

Depreciation and amortization expense of $2.2 million for the first quarter of fiscal 2000 increased 50.7% over the first quarter of fiscal 1999 due to costs associated with new stores and greater infrastructure costs (primarily new computer systems). Net interest expense increased 78.0% to $1.3 million in the first quarter of fiscal 2000 primarily due to additional borrowings under the Credit Agreement and the Company's current growth and expansion plans.

The Company's effective tax rate increased to 40.6% in the first quarter of fiscal 2000 compared with 38.8% for the first quarter of fiscal 1999 primarily due to a higher effective state income tax rate.

As a result of the foregoing factors, net loss for the first quarter of fiscal 2000 decreased 14.5% to $1.0 million from $1.1 million for the first quarter of fiscal 1999 and net loss per share for the first quarter of fiscal 2000 decreased 15.4% to $.11 per share from $.13 per share for the first quarter of fiscal 1999. As a percent of sales, net loss decreased .2 percentage points to
 .7% of sales for the first quarter of fiscal 2000 from .9% of sales for the first quarter of fiscal 1999. Due to seasonal trends, the Company typically operates at a net loss in the first quarter of its fiscal year.

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At April 1, 2000, the Company's inventories had increased $56.8 million to $264.1 million from $207.3 million at January 1, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $59.1 million to $118.9 million at April 1, 2000 from $59.8 million at January 1, 2000. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At April 1, 2000, the Company had working capital of $128.7 million, which represented a $11.4 million increase from January 1, 2000. This increase resulted primarily from an increase in trade accounts receivable (mainly due to commitments from vendors respecting the Company's 2000 marketing campaign) as well as from an increase in cash and cash equivalents, a decrease in income taxes payable (mainly due to timing of payments), and an increase in prepaid expenses. These increases were partially offset by an increase in accounts payable without a corresponding increase in inventories and an increase in accrued expenses (mainly due to deferred vendor support payments relating to the Company's 2000 marketing campaign).

Operations used net cash of $6.8 million and $.5 million in the first quarter of fiscal 2000 and 1999, respectively. The increase in net cash used in the first quarter of fiscal 2000 resulted primarily from an increase in trade accounts receivable, a decrease in income taxes payable and an increase in prepaid expenses, partially offset by an increase in accrued expenses, as well as an increase in accounts payable without a corresponding increase in inventories.

Cash used in investing activities of $5.4 million for the first quarter of fiscal 2000 represented a $1.5 million decrease over cash used in the first quarter of fiscal 1999 of $6.9 million. The decrease in cash used in the first quarter of fiscal 2000 reflects less capital expenditures as compared to the first quarter of fiscal 1999 (mainly due to the Company's new merchandise and warehouse management systems in 1999), partially offset by the opening of ten new stores during the first quarter of fiscal 2000 compared with six new store openings during the first quarter of fiscal 1999.

Financing activities in the first quarter of fiscal 2000 provided $15.4 million in cash, which represented a $4.7 million increase in net cash provided over the $10.7 million in net cash provided in the first quarter of fiscal 1999. This increase in net cash provided resulted primarily from net short-term borrowings under the Credit Agreement of




                                    8 of 11
approximately $16.4 million during the first quarter of fiscal 2000 compared to net borrowings of approximately $11.6 million during the first quarter of fiscal 1999.

The Company believes that its cash flow from operations, borrowings available under its Credit Agreement and short-term trade credit will be sufficient to fund the Company's operations and its current growth and expansion plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at April 1, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.










                                    9 of 11

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended April 1, 2000.









                                    10 of 11

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRACTOR SUPPLY COMPANY


Date:  May 5, 2000            By:  /s/ Calvin B. Massmann
       -----------                 ---------------------------------------------
                                         Calvin B. Massmann
                                           Senior Vice President-
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                              Principal Financial Officer)










                                    11 of 11