Form 10-Q
period 2000-07-01
TRACTOR SUPPLY CO /DE/
filed 2000-08-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 1, 2000
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    ------------------------


                        Commission file number 000-23314
                                               ---------


                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                      13-3139732
---------------------------------------------               -------------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

320 Plus Park Boulevard, Nashville, Tennessee                     37217
---------------------------------------------               -------------------
  (Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code:            (615) 366-4600
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                              Outstanding at July 29, 2000
             -----                              ----------------------------

 Common Stock, $.008 par value                            8,785,146

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                            Page No.
                                                                            --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                July 1, 2000 and January 1, 2000                              3

              Statements of Income -

                For the Fiscal Three and Six Months Ended
                July 1, 2000 and June 26, 1999                                4

              Statements of Cash Flows -
                For the Fiscal Six Months Ended
                July 1, 2000 and June 26, 1999                                5

              Notes to Unaudited Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          8-10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     10

Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders            11

     Item 5.  Other Information                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JULY 1,    JANUARY 1,
                                                                                   2000         2000
                                                                                 ---------    ---------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  12,766    $   6,991
  Accounts receivable, net ...................................................      10,019        6,765
  Inventories ................................................................     251,417      207,325
  Prepaid expenses ...........................................................       5,710        4,845
                                                                                 ---------    ---------
         Total current assets ................................................     279,912      225,926
                                                                                 ---------    ---------
Land .........................................................................       6,449        6,449
Buildings and improvements ...................................................      63,576       58,135
Machinery and equipment ......................................................      45,908       39,885
Construction in progress .....................................................       3,564        4,514
                                                                                 ---------    ---------
                                                                                   119,497      108,983
Accumulated depreciation and amortization ....................................     (39,900)     (35,270)
                                                                                 ---------    ---------
  Property and equipment, net ................................................      79,597       73,713
                                                                                 ---------    ---------
Deferred income taxes ........................................................         999          999
Other assets .................................................................       2,733        1,992
                                                                                 ---------    ---------
         Total assets ........................................................   $ 363,241    $ 302,630
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $  97,917    $  59,764
  Accrued expenses ...........................................................      28,555       34,037
  Current maturities of long-term debt .......................................       3,048        3,048
  Current portion of capital lease obligations ...............................         279          279
  Income taxes currently payable .............................................       3,358        4,135
  Deferred income taxes ......................................................       7,357        7,357
                                                                                 ---------    ---------
         Total current liabilities ...........................................     140,514      108,620
                                                                                 ---------    ---------
Revolving credit loan ........................................................      59,000       38,126
Term loan ....................................................................       8,571        9,821
Other long-term debt .........................................................       3,014        3,456
Capital lease obligations ....................................................       3,141        3,280
Other long-term liabilities ..................................................         516          487
Excess of fair value of assets acquired over cost less accumulated
  amortization of $3,145 and $3,055, respectively ............................         445          535

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value;  8,779,380 and
    8,769,106 shares issued and outstanding in 2000 and 1999, respectively ...          70           70
  Additional paid-in capital .................................................      42,832       42,668
  Retained earnings ..........................................................     105,138       95,567
                                                                                 ---------    ---------
    Total stockholders' equity ...............................................     148,040      138,305
                                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........................   $ 363,241    $ 302,630
                                                                                 =========    =========





         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE FISCAL        FOR THE FISCAL
                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                -------------------   -------------------
                                                 JULY 1,   JUNE 26,    JULY 1,   JUNE 26,
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
                                                    (UNAUDITED)             (UNAUDITED)
Net sales ...................................   $232,341   $214,124   $379,823   $339,771
Cost of merchandise sold ....................    170,756    158,605    280,634    252,060
                                                --------   --------   --------   --------
     Gross margin ...........................     61,585     55,519     99,189     87,711
Selling, general and administrative expenses      40,078     35,893     75,838     67,768
Depreciation and amortization ...............      2,445      1,815      4,627      3,263
                                                --------   --------   --------   --------
     Income from operations .................     19,062     17,811     18,724     16,680
Interest expense, net .......................      1,309        720      2,612      1,452
                                                --------   --------   --------   --------
     Income before income taxes .............     17,753     17,091     16,112     15,228
Income tax provision ........................      7,207      6,966      6,541      6,243
                                                --------   --------   --------   --------
     Net income .............................   $ 10,546   $ 10,125   $  9,571   $  8,985
                                                ========   ========   ========   ========
     Net income per share - basic ...........   $   1.20   $   1.16   $   1.09   $   1.03
                                                ========   ========   ========   ========
     Net income per share - assuming dilution   $   1.20   $   1.14   $   1.09   $   1.01
                                                ========   ========   ========   ========





         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE FISCAL
                                                                                   SIX MONTHS ENDED
                                                                                 --------------------
                                                                                  JULY 1,    JUNE 26,
                                                                                   2000        1999
                                                                                 --------    --------
                                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income .................................................................   $  9,571    $  8,985
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization expense ..................................      4,627       3,263
      Loss (gain) on sale of property and equipment ..........................       (237)       (223)
      Change in assets and liabilities:
        Accounts receivable ..................................................     (3,254)     (1,746)
        Inventories ..........................................................    (44,092)    (70,396)
        Prepaid expenses .....................................................       (865)      2,712
        Accounts payable .....................................................     38,153      62,227
        Accrued expenses .....................................................     (5,482)     (2,642)
        Income taxes currently payable .......................................       (777)     (1,584)
        Other ................................................................       (750)       (335)
                                                                                 --------    --------
Net cash provided by (used in) operating activities ..........................     (3,106)        261
                                                                                 --------    --------
Cash flows from investing activities:
    Capital expenditures .....................................................    (10,812)    (11,076)
    Proceeds from sale of property and equipment .............................        486         434
                                                                                 --------    --------
Net cash used in investing activities ........................................    (10,326)    (10,642)
                                                                                 --------    --------
Cash flows from financing activities:
    Net borrowings under revolving credit loan ...............................     20,874       2,465
    Principal payments under term loan .......................................     (1,250)     (1,072)
    Principal payments under capital lease obligations .......................       (139)       (314)
    Repayment of long-term debt ..............................................       (442)       (398)
    Proceeds from issuance of common stock ...................................        164         302
                                                                                 --------    --------
Net cash provided by financing activities ....................................     19,207         983
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents .........................      5,775      (9,398)
Cash and cash equivalents at beginning of period .............................      6,991      18,201
                                                                                 --------    --------
Cash and cash equivalents at end of period ...................................   $ 12,766    $  8,803
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ...................................................................   $  2,647    $  1,548
  Income taxes ...............................................................      6,805       7,828
Non-cash investing and financing activities:
  Capital lease-buildings ....................................................         --       1,581




         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The results of operations for the fiscal three-month and six-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of July 1, 2000 and its results of operations and its cash flows for the fiscal three-month and six-month periods ended July 1, 2000 and June 26, 1999.

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

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,178,000 and $4,680,000 higher than reported at July 1, 2000 and January 1, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                          2000
                                 ------------------------------------------------------
                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                        JULY 1, 2000                 JULY 1, 2000
                                 -------------------------     ------------------------
                                                 PER SHARE                    PER SHARE
                                 INCOME   SHARES   AMOUNT      INCOME  SHARES   AMOUNT
                                 -------  ------ ---------     ------  ------ ---------
Net loss per share:
     Net income ..............   $10,546   8,778   $ 1.20      $9,571   8,776   $ 1.09
                                                   ======                       ======
     Stock options outstanding                40                           44
                                 -------   -----               ------   -----
Diluted net income per share..   $10,546   8,818   $ 1.20      $9,571   8,820   $ 1.09
                                 =======   =====   ======      ======   =====   ======

                                                          1999
                                 ------------------------------------------------------
                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                       JUNE 26, 1999                 JUNE 26, 1999
                                 -------------------------     ------------------------
                                                 PER SHARE                    PER SHARE
                                 INCOME   SHARES   AMOUNT      INCOME  SHARES   AMOUNT
                                 -------  ------ ---------     ------  ------ ---------
Basic net income per share:
     Net income ..............   $10,125   8,759   $ 1.16      $8,985   8,755   $ 1.03
                                                   ======                       ======
     Stock options outstanding               157                          142
                                 -------   -----               ------   -----
Diluted net income per share..   $10,125   8,916   $ 1.14      $8,985   8,897   $ 1.01
                                 =======   =====   ======      ======   =====   ======

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and six-month periods ended July 1, 2000 and June 26, 1999, and significant developments affecting its financial condition since the end of the fiscal year, January 1, 2000, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended July 1, 2000 and June 26, 1999

Net sales increased 8.5% to $232.3 million for the second quarter of fiscal 2000 from $214.1 million for the second quarter of fiscal 1999. Net sales rose 11.8% to $379.8 million for the first six months of fiscal 2000 from $339.8 million for the first six months of fiscal 1999. The sales increase resulted from new stores as comparable store sales (excluding relocations, using all stores open at least one year) decreased 1.2% for the second quarter of fiscal 2000 and decreased 0.8% for the first six months of fiscal 2000 over the corresponding periods in the prior fiscal year. Comparable store sales decreased 1.2% as a result of lower than anticipated sales in the Company's higher-priced retail items, as well as the impact of higher Y2K-related generator sales in the prior year. The Company opened 25 new retail farm stores (15 in the second quarter of fiscal 2000) during the first six months of fiscal 2000, closed three stores and relocated one store during the second quarter of fiscal 2000. The Company opened 15 new retail farm stores (nine in the second quarter of fiscal 1999) during the first six months of fiscal 1999 and relocated one store in the second quarter of fiscal 1999. At July 1, 2000, the Company operated 295 retail farm stores (in 27 states) versus 257 stores at June 26, 1999 (in 26 states). The Company plans to open approximately ten additional new stores in 2000, approximately seven of which are scheduled to open in the third quarter.

The gross margin rate for the second quarter of fiscal 2000 increased .6 percentage point to 26.5% of sales for the second quarter of fiscal 2000 and increased .3 percentage points to 26.1% of sales for the first six months of fiscal 2000 compared with the corresponding periods in the prior fiscal year. The gross margin rate improvement for the second quarter of fiscal 2000 and the first six months of fiscal 2000 was primarily due to the positive mix effect of sales of lower margin spring seasonal merchandise and generators representing a smaller portion of total sales than in the prior year.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased .5 percentage points to 17.3% of sales in the second quarter of fiscal 2000 and remained at 20.0% of sales for the first six months of fiscal

2000. On an absolute basis, SG&A expenses increased 11.7% to $40.1 million in the second quarter of fiscal 2000 and increased 11.9% to $75.9 million for the first six months of fiscal 2000. The increase in expenses on a percentage-of-sales basis for the second quarter is primarily a result of costs associated with new stores (new stores have considerably higher occupancy costs than the existing store base) and the leverage loss attributable to the lower than anticipated comparable store sales performance. The increase in absolute dollars is primarily attributable to costs associated with new store openings, as well as increased costs associated with the Company's expanded infrastructure (primarily larger distribution facilities and store support service capacity). These increases were offset, to some extent, by lower incentive accruals.

Depreciation and amortization expense increased 34.7% and 41.8% for the second quarter and the first six months of fiscal 2000, respectively, due mainly to costs associated with new stores and greater infrastructure costs (primarily new computer systems). Net interest expense increased 81.8% to $1.3 million in the second quarter of fiscal 2000 and increased 79.9% to $2.6 million in the first six months of fiscal 2000 primarily due to additional borrowings under the Credit Agreement and the Company's current growth and expansion plans.

The Company's effective tax rate decreased to 40.6% in the second quarter of fiscal 2000 and the first six months of fiscal 2000, compared with 40.8% for the second quarter of fiscal 1999 and 41.0% for the first six months of fiscal 1999 primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net income for the second quarter of fiscal 2000 increased 4.1% to $10.5 million from $10.1 million for the second quarter of fiscal 1999 and net income per share (assuming dilution) for the second quarter of fiscal 2000 increased 5.3% to $1.20 per share from $1.14 per share for the second quarter of fiscal 1999. Net income for the first six months of fiscal 2000 increased 6.4% to $9.6 million from $9.0 million for the first six months of fiscal 1999 and net income per share (assuming dilution) for the six months of fiscal 2000 increased 7.9% to $1.09 per share from $1.01 per share for the first six months of fiscal 1999. As a percent of sales, net income decreased .2 percentage points to 4.5% of sales for the second quarter of fiscal 2000 from 4.7% of sales for the second quarter of fiscal 1999 and decreased .1 percentage point to 2.5% of sales for the first six months of fiscal 2000 from 2.6% of sales for the first six months of fiscal 1999.

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At July 1, 2000, the Company's inventories had increased $44.1 million to $251.4 million from $207.3 million at January 1, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $38.1 million to $97.9 million at April 1, 2000 from $59.8 million at January 1, 2000. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At July 1, 2000, the Company had working capital of $139.4 million, which represented a $22.1 million increase from January 1, 2000. This increase resulted primarily from an increase in accounts receivable (mainly due to commitments from vendors respecting the Company's 2000 marketing campaign) as well as from an increase in cash and cash equivalents, a decrease in accrued expenses, a decrease in income taxes payable (mainly due to timing of payments), an increase in prepaid expenses, and an increase in inventory without a corresponding increase in accounts payable.

Operations used net cash of $3.1 million and provided net cash of $.3 million in the first six months of fiscal 2000 and 1999, respectively. The increase in net cash used in the first six months of fiscal 2000 resulted primarily from an increase in prepaid expenses for the first six months of fiscal 2000 (mainly due to prepaid costs on new stores) compared to a decrease in prepaid expenses for the first six months of fiscal 1999. In addition, the Company experienced a larger decrease in accrued expenses in the first six months of fiscal 2000 (mainly due to timing of payments) compared to the first six months of fiscal 1999 and a larger increase in accounts receivable compared to the prior year (mainly due to commitments from vendors for marketing support). These conditions were partially offset by inventories decreasing at a faster rate than accounts payable in the first six months of 2000 compared to the first six months of fiscal 1999 and, to a lesser extent, a smaller decrease in income taxes payable in the first six months of fiscal 2000 compared to the first six months of fiscal 1999 (mainly due to timing of payments).

Cash used in investing activities of $10.3 million for the first six months of fiscal 2000 represented a $.3 million decrease over cash used in the first six months of fiscal 1999 of $10.6 million. The decrease in cash used in the first six months of fiscal 2000 reflects less capital expenditures as compared to the first six months of fiscal 1999 (mainly due to installation of the Company's new merchandise and warehouse management systems in 1999), partially offset by the opening of 25 new stores during the first six months of fiscal 2000 compared with 15 new store openings during the first six months of fiscal 1999.

Financing activities in the first quarter of fiscal 2000 provided $19.2 million in cash, which represented a $18.2 million increase in net cash provided over the $1.0 million in net cash provided in the first six months of fiscal 1999. This increase in net cash provided resulted primarily from net short-term borrowings under the Credit Agreement of approximately $20.9 million during the first six months of fiscal 2000 compared to net borrowings of approximately $2.5 million during the first six months of fiscal 1999, offset, in part, by repayments under the Term Loan of approximately $1.3 million during the first six months of fiscal 2000 compared to repayments under the Term Loan of approximately $1.1 million during the first six months of fiscal 1999.

The Company believes that its cash flow from operations, borrowings under its credit agreements and short-term trade credit will be sufficient to fund the Company's operations and its current growth and expansion plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at July 1, 2000. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 27, 2000 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected for a three-year term two Class III directors nominated for election (Joseph H. Scarlett, Jr. and S.P. Braud) as set forth in the proxy statement dated March 24, 2000. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

                                                            Current Term as
                      Name                                  Director Expires
                      ----                                  ----------------
                Thomas O. Flood                                   2001
                Gerard E. Jones                                   2001
                Joseph D. Maxwell                                 2002
                Joseph M. Rodgers                                 2002
                Sam K. Reed                                       2002

(c) (1) The stockholders elected two Class III directors for a three-year term ending at the 2003 Annual Meeting of Stockholders.

                         Name                        For           Withheld
                         ----                        ---           --------
                   Joseph H. Scarlett, Jr.       6,539,242         1,057,890
                   S.P. Braud                    7,055,353           541,779

(c)  (2)  The Stockholders approved the 2000 Stock Incentive Plan.

                               For               Withheld
                            ---------            ---------
                            5,671,391            1,925,741

(c) (3) The stockholders ratified the reappointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company for the fiscal year ending December 30, 2000.

                      For           Against       Abstain          Non-Vote
                      ---           -------       -------          --------
                    7,587,963        4,759         4,410              0

ITEM 5.  OTHER INFORMATION

Effective as of June 9, 2000, Michael E. Brown resigned from his position as Senior Vice President-Store Operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.46    Tractor Supply Company 2000 Stock Incentive Plan

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended July 1, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRACTOR SUPPLY COMPANY



Date:  August 4, 2000                By: /s/ Calvin B. Massmann
     ------------------                  ---------------------------------------
                                         Calvin B. Massmann
                                           Senior Vice President-
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                              Principal Financial Officer)