Form 10-Q
period 2000-09-30
TRACTOR SUPPLY CO /DE/
filed 2000-11-14
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

 (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               -------------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  from ____________________ to ________________________


                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     13-3139732
---------------------------------------     ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)


320 Plus Park Boulevard, Nashville, Tennessee                   37217
---------------------------------------------             --------------------
  (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:         (615) 366-4600
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

                                  YES  [X]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


              Class                             Outstanding at October 28, 2000
 --------------------------------             ----------------------------------
  Common Stock, $.008 par value                            8,792,527

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                           Page No.
                                                                           --------

Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                September 30, 2000 and January 1, 2000                        3

              Statements of Income -
                For the Fiscal Three and Nine Months Ended
                September 30, 2000 and September 25, 1999                     4

              Statements of Cash Flows -
                For the Fiscal Nine Months Ended
                September 30, 2000 and September 25, 1999                     5

              Notes to Unaudited Financial Statements                       6 - 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8 - 10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   10 - 11

Part II. Other Information:

     Item 5.  Other Information                                               11

     Item 6.  Exhibits and Reports on Form 8-K                                11



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 SEPT. 30,        JANUARY 1,
                                                                                    2000             2000
                                                                                 ----------       ----------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................................      $   9,189       $   6,991
  Accounts receivable, net ..................................................          6,876           6,765
  Inventories ...............................................................        266,761         207,325
  Prepaid expenses ..........................................................          8,880           4,845
                                                                                   ---------       ---------
         Total current assets ...............................................        291,706         225,926
                                                                                   ---------       ---------
Land ........................................................................          6,450           6,449
Buildings and improvements ..................................................         66,268          58,135
Machinery and equipment .....................................................         47,762          39,885
Construction in progress ....................................................          2,039           4,514
                                                                                   ---------       ---------
                                                                                     122,519         108,983
Accumulated depreciation and amortization ...................................        (42,435)        (35,270)
                                                                                   ---------       ---------
  Property and equipment, net ...............................................         80,084          73,713
                                                                                   ---------       ---------
Deferred income taxes .......................................................            999             999
Other assets ................................................................          2,740           1,992
                                                                                   ---------       ---------
         Total assets .......................................................      $ 375,529       $ 302,630
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................      $  92,400       $  59,764
  Accrued expenses ..........................................................         25,450          34,037
  Current maturities of long-term debt ......................................          3,048           3,048
  Current portion of capital lease obligations ..............................            279             279
  Income taxes currently payable ............................................            886           4,135
  Deferred income taxes .....................................................          7,357           7,357
                                                                                   ---------       ---------
         Total current liabilities ..........................................        129,420         108,620
                                                                                   ---------       ---------
Revolving credit loan .......................................................         81,899          38,126
Term loan ...................................................................          8,214           9,821
Other long-term debt ........................................................          2,785           3,456
Capital lease obligations ...................................................          3,071           3,280
Other long-term liabilities .................................................            481             487
Excess of fair value of assets acquired over cost less accumulated
  amortization of $3,190 and $3,055, respectively ...........................            400             535

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,785,146
   and 8,769,106 shares issued and outstanding in 2000 and 1999, respectively             70              70
  Additional paid-in capital ................................................         42,928          42,668
  Retained earnings .........................................................        106,261          95,567
                                                                                   ---------       ---------
    Total stockholders' equity ..............................................        149,259         138,305
                                                                                   ---------       ---------
         Total liabilities and stockholders' equity .........................      $ 375,529       $ 302,630
                                                                                   =========       =========



         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE FISCAL               FOR THE FISCAL
                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     --------------------------     -------------------------
                                                      SEPT. 30,       SEPT. 25,      SEPT. 30,      SEPT. 25,
                                                        2000            1999           2000           1999
                                                     --------------------------     -------------------------
                                                            (UNAUDITED)                    (UNAUDITED)


Net sales .......................................    $175,478        $160,214        $555,301        $499,985
Cost of merchandise sold ........................     130,361         118,591         410,995         370,651
                                                     --------        --------        --------        --------
     Gross margin ...............................      45,117          41,623         144,306         129,334
Selling, general and administrative expenses ....      38,908          34,058         114,746         101,826
Depreciation and amortization ...................       2,590           1,941           7,217           5,204
                                                     --------        --------        --------        --------
     Income from operations .....................       3,619           5,624          22,343          22,304
Interest expense, net ...........................       1,725           1,137           4,337           2,589
                                                     --------        --------        --------        --------
     Income before income taxes .................       1,894           4,487          18,006          19,715
Income tax provision ............................         771           1,840           7,312           8,083
                                                     --------        --------        --------        --------
     Net income .................................    $  1,123        $  2,647        $ 10,694        $ 11,632
                                                     ========        ========        ========        ========
     Net income per share - basic ...............    $   0.13        $   0.30        $   1.22        $   1.33
                                                     ========        ========        ========        ========
     Net income per share - assuming dilution ...    $   0.13        $   0.30        $   1.22        $   1.31
                                                     ========        ========        ========        ========






         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        FOR THE FISCAL NINE MONTHS ENDED
                                                        --------------------------------
                                                           SEPT. 30,        SEPT. 25,
                                                             2000             1999
                                                             ----             ----
                                                                   (UNAUDITED)

Cash flows from operating activities:
  Net income ...........................................    $ 10,694       $ 11,632
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization expense ............       7,217          5,204
      Gain on sale of property and equipment ...........        (232)          (103)
      Change in assets and liabilities:
        Accounts receivable ............................        (111)          (871)
        Inventories ....................................     (59,436)       (63,082)
        Prepaid expenses ...............................      (4,035)         2,410
        Accounts payable ...............................      32,636         14,705
        Accrued expenses ...............................      (8,587)        (3,478)
        Income taxes currently payable .................      (3,249)        (2,836)
        Other ..........................................        (716)          (393)
                                                            --------       --------
Net cash used in operating activities ..................     (25,819)       (36,812)
                                                            --------       --------
Cash flows from investing activities:
    Capital expenditures ...............................     (14,038)       (14,698)
    Proceeds from sale of property and equipment .......         509            543
                                                            --------       --------
Net cash used in investing activities ..................     (13,529)       (14,155)
                                                            --------       --------
Cash flows from financing activities:
    Net borrowings under revolving credit loan .........      43,773         28,210
    Principal payments under term loan .................      (1,607)        (1,607)
    Borrowings under short-term note payable ...........          --         15,000
    Principal payments under capital lease obligations          (209)          (456)
    Repayment of long-term debt ........................        (671)          (605)
    Proceeds from issuance of common stock .............         260            376
                                                            --------       --------
Net cash provided by financing activities ..............      41,546         40,918
                                                            --------       --------
Net increase (decrease) in cash and cash equivalents ...       2,198        (10,049)
Cash and cash equivalents at beginning of period .......       6,991         18,201
                                                            --------       --------
Cash and cash equivalents at end of period .............    $  9,189       $  8,152
                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest .............................................    $  4,254       $  2,560
  Income taxes .........................................      10,048         10,918

Non-cash investing and financing activities:
  Capital lease-buildings ..............................          --          1,581





         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The results of operations for the fiscal three-month and nine-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of September 30, 2000 and its results of operations and its cash flows for the fiscal three-month and nine-month periods ended September 30, 2000 and September 25, 1999.

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

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,478,000 and $4,680,000 higher than reported at September 30, 2000 and January 1, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):


                                                                        2000
                                    -------------------------------------------------------------------------
                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            SEPTEMBER 30, 2000                     SEPTEMBER 30, 2000
                                    -------------------------------------------------------------------------
                                                             PER SHARE                             PER SHARE
                                    INCOME      SHARES        AMOUNT        INCOME       SHARES     AMOUNT
                                    ------      ------        ------        ------       ------     ------
Basic net income per share:
     Net income                    $ 1,123       8,784       $   0.13      $ 10,694       8,779    $   1.22
                                                             ========                              ========
     Stock options outstanding                      --                                       22
                                   -------     -------                     --------     -------
Diluted net income per share       $ 1,123       8,784       $   0.13      $ 10,694       8,801    $   1.22
                                   =======     =======       ========      ========     =======    ========




                                                                        1999
                                   ----------------------------------------------------------------------------
                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                           SEPTEMBER 25, 1999                     SEPTEMBER 25, 1999
                                   ----------------------------------------------------------------------------
                                                             PER SHARE                               PER SHARE
                                   INCOME       SHARES        AMOUNT         INCOME      SHARES       AMOUNT
                                   ------       ------        ------         ------      ------       ------
Basic net income per share:
     Net income                    $ 2,647       8,761       $   0.30      $ 11,632       8,757      $  1.33
                                                             ========                                =======
     Stock options outstanding                      52                                      106
                                   -------     -------                     --------     -------
Diluted net income per share       $ 2,647       8,813       $   0.30      $ 11,632       8,863      $  1.31
                                   =======     =======       ========      ========     =======      =======


NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3 - REVOLVING CREDIT AGREEMENT:

In August 2000, the Company entered into a revolving credit agreement with Bank of America, N.A. whereby the Company was permitted to borrow up to $20 million (the "August 2000 Credit Agreement"). The August 2000 Credit Agreement was scheduled to expire on November 6, 2000. All borrowings under this credit agreement bore interest at the LIBOR rate plus 75 basis points (7.37% as of September 30, 2000). There were no compensating balance requirements. This credit agreement was unsecured. This credit agreement was repaid in full on November 3, 2000 (see Note 5).

NOTE 4 - SHORT-TERM NOTE PAYABLE:

In September 1999, the Company entered into an unsecured term note (the "Term Note") with SunTrust Bank, Nashville, N.A. ("SunTrust") pursuant to which the Company borrowed $15 million. The Term Note was pursuant to the Company's existing loan agreement with SunTrust (the "Loan Agreement") and bore interest at approximately 6.15% per year until its repayment in November 1999.

NOTE 5 - SUBSEQUENT EVENTS:

On November 3, 2000, the Company entered into an unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, (the "Senior Credit Facility") whereby the Company may borrow up to $125 million. This credit facility was used to refinance all outstanding indebtedness under the existing revolving credit agreements. Under the terms of the Senior Credit Facility, all borrowings will bear interest at a base rate tied to the LIBOR rate, plus an additional amount ranging from 75 to 150 basis points, adjusted quarterly based on Company performance. The agreement provides for certain restrictive covenants, primarily relating to minimum net worth, earnings and debt leverage, fixed charge coverage and working capital. The Senior Credit Facility expires in three years, with options to extend the term an additional two years.

In connection with this event, the Company also refinanced existing indebtedness under its June 1998 term note and loan agreement with SunTrust Bank Nashville, N.A. The terms of the agreement were amended to provide that the existing indebtedness would bear interest under the same provision as that in the Senior Credit Facility and the restrictive covenants would be modified to be the same as those in the Senior Credit Facility.

At the same time, the Company entered into a three-year interest rate swap agreement with SunTrust Bank whereby the Company can manage its exposure to adverse movements in the interest rate on its existing Term Note with SunTrust Bank, as amended, as well as the interest rate on an additional $30 million under the Senior Credit Facility. The terms of the agreement provide that the base interest rate would be fixed at 6.65%; the Company's actual interest rate would range from 75 to 150 basis points above this fixed base interest rate. Any payments or receipts under this agreement will be reported as part of interest expense on the related indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and nine-month periods ended September 30, 2000 and September 25, 1999, and significant developments affecting its financial condition since the end of the fiscal year, January 1, 2000, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 30, 2000 and September 25, 1999

Net sales increased 9.5% to $175.5 million for the third quarter of fiscal 2000 from $160.2 million for the third quarter of fiscal 1999. Net sales rose 11.1% to $555.3 million for the first nine months of fiscal 2000 from $500.0 million for the first nine months of fiscal 1999. The sales increases resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) decreased 1.5% for the third quarter of fiscal 2000 and decreased 1.0% for the first nine months of fiscal 2000 compared to the corresponding periods in the prior fiscal year. Comparable store sales decreased 1.5% in the third quarter as a result of lower than anticipated sales in higher-priced retail items, as well as the impact of Hurricane Floyd related sales and Y2K related generator sales in the prior year. The Company opened 32 new retail farm stores (seven in the third quarter of fiscal 2000), closed three stores and relocated one store during the first nine months of fiscal 2000. The Company opened 24 new retail farm stores (nine in the third quarter of fiscal
1999) and relocated one store during the first nine months of fiscal 1999. At September 30, 2000, the Company operated 302 retail farm stores (in 27 states) versus 266 stores (in 26 states) at September 25, 1999. The Company's current plans call for the opening of approximately three additional new stores in the fourth quarter of fiscal 2000. The Company is also well positioned to meet its goal of opening 25 new stores in fiscal 2001.

As part of the Company's on-going efforts to continually focus on improving its comparable store sales, the Company has placed more aggressive advertising with very competitive pricing on key "driver" items and taken early delivery of certain early fall seasonal inventory to generate sales to offset the significant Y2K-related sales of the prior year. In addition, certain store operation functions have been reorganized with increased emphasis on store-level improvements. Also, the Company has accelerated product assortment changes, with emphasis on animal health-related products and products that are differentiated from big box retailers. The Company has also begun plans to replicate the merchandise sets and store layout of its recent store openings in Florida to other markets to take advantage of the greater product display and favorable merchandising emphasis experienced there.

The gross margin rate decreased .3 percentage points to 25.7% of sales for the third quarter of fiscal 2000 and increased .1 percentage point to 26.0% of sales for the first nine months of fiscal 2000 compared with the corresponding periods in the prior fiscal year. The gross margin rate decrease for the third quarter of fiscal 2000 was primarily due to higher fuel prices which increased the overall cost of transportation of goods to the stores.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased .9 percentage points to 22.2% of sales in the third quarter of fiscal 2000 and increased .3 percentage points to 20.7% of sales for the first nine months of fiscal 2000. On an absolute basis, SG&A expenses increased 14.2% to $38.9 million in the third quarter of fiscal 2000 and increased 12.7% to $114.7 million for the first nine months of fiscal 2000. The increase in expenses on a percentage-of-sales basis for the third quarter is primarily a result of costs associated with new stores (new stores have considerably higher occupancy costs than the existing store base) and the leverage loss attributable to the lower than anticipated comparable store sales performance. The increase in absolute dollars is primarily attributable to costs associated with new store openings, as well as increased costs associated with the Company's expanded infrastructure (primarily larger distribution facilities and store support service capacity). These increases were offset, to some extent, by lower incentive accruals.

Depreciation and amortization expense increased 33.4% and 38.7% over the prior year for the third quarter and the first nine months of fiscal 2000, respectively, due mainly to costs associated with new stores and greater infrastructure costs (primarily new computer systems). Net interest expense increased 51.7% to $1.7 million in the third quarter of fiscal 2000 and increased 67.5% to $4.3 million in the first nine months of fiscal 2000 primarily due to additional borrowings under the Credit Agreement to support the Company's growth and expansion plans.

The Company's effective tax rate decreased to 40.7% for the third quarter of fiscal 2000 and 40.6% for the first nine months of fiscal 2000, compared with 41.0% for both the third quarter of fiscal 1999 and the first nine months of fiscal 1999, primarily due to a lower effective state income tax rate in fiscal 2000.

As a result of the foregoing factors, net income for the third quarter of fiscal 2000 decreased 57.6% to $1.1 million from $2.6 million for the third quarter of fiscal 1999, and net income per share (assuming dilution) for the third quarter of fiscal 2000 decreased 56.7% to $.13 per share from $.30 per share for the third quarter of last year. Net income for the first nine months of fiscal 2000 decreased 8.1% to $10.7 million from $11.6 million for the first nine months of fiscal 1999, and net income per share (assuming dilution) for the first nine months of fiscal 2000 decreased 6.9% to $1.22 per share from $1.31 per share last year. As a percentage of sales, net income decreased 1.1 percentage points to 0.6% of sales for the third quarter of fiscal 2000 from 1.7% of sales for the third quarter of fiscal 1999 and decreased .4 percentage points to 1.9% of sales for the first nine months of fiscal 2000 from 2.3% of sales for the first nine months of fiscal 1999.

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

In August 2000, the Company entered into a revolving credit agreement with Bank of America, N.A. whereby the Company was permitted to borrow up to $20 million (the "August 2000 Credit Agreement"). The August 2000 Credit Agreement was scheduled to expire on November 6, 2000. All borrowings under this credit agreement bore interest at the LIBOR rate plus 75 basis points (7.37% as of September 30, 2000). There were no compensating balance requirements. This credit agreement was unsecured. This credit agreement was repaid in full on November 3, 2000.

On November 3, 2000, the Company entered into an unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, (the "Senior Credit Facility") whereby the Company may borrow up to $125 million. This credit facility was used to refinance all outstanding indebtedness under the existing revolving credit agreements. Under the terms of the Senior Credit Facility, all borrowings will bear interest at a base rate tied to the LIBOR rate, plus an additional amount ranging from 75 to 150 basis points, adjusted quarterly based on Company performance. The agreement provides for certain restrictive covenants, primarily relating to minimum net worth, earnings and debt leverage, fixed charge coverage and working capital. The Senior Credit Facility expires in three years, with options to extend the term an additional two years.

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At September 30, 2000, the Company's inventories had increased $59.5 million to $266.8 million from $207.3 million at January 1, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines, as well as certain unplanned early inventory receipts to support expected fourth quarter sales in offset of the Y2K-related sales experienced in 1999. Short-term trade credit, which represents a source of financing for inventory, increased $32.6 million to $92.4 million at September 30, 2000 from $59.8 million at January 1, 2000. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 30, 2000, the Company had working capital of $162.3 million, which represented a $45.0 million increase from January 1, 2000. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable, a decrease in accrued expenses (primarily due to timing of payments and lower incentive accruals), an increase in prepaid expenses (mainly due to prepaid costs on new stores), an increase in cash and cash equivalents and a decrease in income taxes payable.

Operations used net cash of $25.8 million and $36.8 million in the first nine months of fiscal 2000 and 1999, respectively. The decrease in net cash used in the first nine months of fiscal 2000 resulted primarily from inventories increasing at a slower rate than accounts payable in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999, a larger increase in accrued expenses in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 (primarily due to timing of payments and incentive accruals) and a decrease in income taxes payable, partially offset by the timing of certain prepaid expenses.

Cash used in investing activities of $13.5 million for the first nine months of fiscal 2000 represented a $0.7 million decrease over cash used in the first nine months of fiscal 1999 of $14.2 million. The decrease in cash used for capital expenditures during the first nine months of fiscal 2000 compared to the prior year primarily reflects less capital expenditures as compared to the first nine months of fiscal 1999 (mainly due to installation of the Company's new merchandise and warehouse management systems in 1999), partially offset by the opening of 32 new stores during the first nine months of fiscal 2000 compared with 24 new store openings during the first nine months of fiscal 1999.

Financing activities in the first nine months of fiscal 2000 provided $41.5 million in cash, which represented a $0.6 million increase in net cash provided over the $40.9 million in net cash provided in the first nine months of fiscal 1999. This increase in net cash provided resulted primarily from net short-term borrowings under the credit agreements of approximately $43.8 million during the first nine months of fiscal 2000 compared to net borrowings of approximately $28.2 million during the first nine months of fiscal 1999, offset, in part, by short-term borrowings of $15.0 million under the Term Note in the first nine months of fiscal 1999.

The Company believes that its cash flow from operations, borrowings available under its revolving credit facility and short-term trade credit will be sufficient to fund the Company's operations and its current growth and expansion plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no holdings of derivative financial or commodity instruments at September 30, 2000. In November 2000, the Company entered into an interest rate swap agreement to fix its base borrowing rate on a portion of existing indebtedness. The Company is exposed to financial market risks, including changes in interest rates. All borrowings under the Company's credit agreement bear interest at a variable rate based on the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective October 30, 2000, James F. Wright joined the Company as President and Chief Operating Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.47 Loan Agreement, dated as of August 10, 2000 between the Company and Bank of America, N.A.

         10.48 Term Note, dated as of August 10, 2000, issued by the Company to Bank of America, N.A., in the aggregate amount of $20 million.

         27.1 Financial Data Schedule (only submitted to SEC in electronic format).

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TRACTOR SUPPLY COMPANY

Date:   November 14, 2000            By: /s/ Calvin B. Massmann
                                         -------------------------------------
                                               Calvin B. Massmann
                                                Senior Vice President-
                                                Chief Financial Officer and
                                                Treasurer (Duly Authorized
                                                Officer and Principal Financial
                                                Officer)