Form 10-K
period 2000-12-30
TRACTOR SUPPLY CO /DE/
filed 2001-03-23
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(Mark One)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the fiscal year ended       December 30, 2000
                           -----------------------------------------------------
                                       OR
|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from                  to
                               -----------------  ------------------------------

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    13-3139732
---------------------------------------   --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 320 Plus Park Boulevard,  Nashville, Tennessee                  37217
------------------------------------------------------  ------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:          (615) 366-4600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 2001 was $36,935,977. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                             Outstanding at January 31, 2001
-------------------------------------    ---------------------------------------
 Common Stock, $.008 par value                          8,803,574

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 2000 are incorporated by reference into Parts II and IV of this Form 10-K.

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

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly qualified associates, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.


                                     PART I

ITEM 1.  BUSINESS

Overview

Tractor Supply Company, a Delaware corporation ("TSC" or the "Company"), is a specialty retailer which supplies the daily farming and maintenance needs of its target customers: hobby, part-time and full-time farmers and ranchers, as well as rural customers, contractors and tradesmen. The Company operates one of the largest retail farm store chains in the United States. TSC's 305 stores, located in 28 states, typically range in size from 12,000 to 14,000 square feet of inside selling space and utilize at least as many square feet of outside selling space. Stores are located in rural communities and in the outlying areas of large cities where the rural lifestyle is a significant factor in the local economy.

The Company meets the daily farming and maintenance needs of its target customers with a comprehensive selection of farm maintenance products (fencing, tractor parts and accessories, agricultural spraying equipment and tillage parts); animal and pet products (specialty feeds, supplements, equine supplies, medicines, veterinary supplies and livestock feeders); general maintenance products (air compressors, welders, generators, pumps, plumbing and tools); lawn and garden products (riding mowers, tillers and fertilizers); light truck equipment; and work clothing. The Company does not sell large tractors, combines, bulk chemicals or bulk fertilizers. The Company's merchandising strategy combines this comprehensive product selection with strong inventory support.

The Company was founded in 1938 as a catalog mail order tractor parts supplier. In 1978, Fuqua Industries, Inc. acquired the Company, and in 1982 Fuqua, in turn, sold the Company to a group of investors, including a member of the Company's current senior management team, who is also a significant stockholder. Between the acquisition in 1982 and 2000, the Company's sales have increased from $122.5 million to $759.0 million and the Company has opened 204 stores and closed 23 stores.

Seasonality and Weather

The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the farming industry's planting and harvesting seasons and the sale of seasonal products. The Company has typically operated at a net loss in the first fiscal quarter of each year. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect the Company's sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

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

Growth Strategy

The Company's growth strategy is to increase sales and profitability at existing stores through continuing improvements in product mix and operating efficiencies and through new store openings and relocations. Since the Company's initial public offering in February 1994, the Company has opened 159 new retail farm stores and relocated 14. Of these 173 stores, 137 have been open more than one year and have generated average net sales that are approximately 15.4% per annum greater than those of existing stores. During this period, the Company has also closed six stores (excluding relocations). Management believes that substantial opportunities exist for the opening of new stores to achieve greater penetration in existing markets and to expand into new markets.

The Company continued its new store growth plan with an approximate 13% overall new store unit growth in fiscal 2000. Current plans call for the opening of 25 new stores in fiscal 2001, approximately 25 in fiscal 2002, and additional stores thereafter (the Company has presently identified over 300 potential new markets).

The Company's strategy is to lease its new stores. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $800,000 to $1,100,000, the majority of which is for initial inventory and capital expenditures, principally leasehold improvements, fixtures and equipment, and the balance of which is for store opening expenses.

The Company plans to relocate three to six stores in fiscal 2001 and an average of three or four additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $200,000 to $550,000 depending on whether the Company is responsible for any renovation or remodeling costs.

The Company plans to extensively remodel an average of two or three of its strong performing stores each year over the next several years, three of which are scheduled for fiscal 2001. The estimated cash required to complete a major remodeling typically ranges from $150,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $25,000 to $75,000.

Store Environment and Merchandising

The Company's stores are designed and managed to create a pleasant environment, maximize sales and operating efficiencies and make shopping an enjoyable experience. The Company's stores are clean, open and bright. The average Company store has approximately 12,800 square feet of inside selling space. The Company typically utilizes at least 12,000 square feet of outside space from which it merchandises certain farm-related and lawn and garden products. Visual displays inside and outside can be changed easily for seasonal products and promotions and space can be reallocated easily among departments.

The following chart indicates the average percentages of sales represented by each of the Company's major product categories during fiscal 2000, 1999 and 1998:

                                                                         Percent of Total Sales
                                                                ----------------------------------------
                       Product Category                          2000             1999            1998
                       ----------------                         -------          ------          -------
         Animal and pet products.............................      22%             20%             19%
         General maintenance.................................      20              20              18
         Lawn and garden.....................................      16              16              18
         Farm maintenance....................................      16              15              16
         Work clothing and other.............................      13              16              16
         Light truck equipment...............................      13              13              13
                                                                 ----             ---             ---
                                                                  100%            100%            100%
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

Purchasing and Distribution

The Company offers an extensive selection of farm maintenance and other specialty products. The Company has established arrangements with certain of its principal vendors to develop new products, plan promotions, review marketing strategies, manage stock levels and develop merchandise displays. The Company is pursuing similar arrangements with other key vendors. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 1,100 vendors, the five largest of which accounted for less than 25% of the Company's total purchases in fiscal 2000 and one of which (MTD Products, Inc.) accounted for more than 10% of the Company's purchases during such year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Over 90% of the Company's purchase orders are transmitted through an electronic data interchanges ("EDI") system, and approximately 50% of vendor invoices are transmitted through EDI. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's merchandise purchasing is centrally managed.

The Company opened a new 500,000 square foot distribution center in Pendleton, Indiana in January 2000, (replacing a 300,000 square foot facility in Indianapolis, Indiana), and operates a 144,000 square foot distribution center in Omaha, Nebraska and a 105,000 square foot distribution center in Waco, Texas from which it serviced approximately 196 stores, 47 stores and 62 stores, respectively, at December 30, 2000. The Company also utilizes a 57,000 square foot, strategically located "cross-dock" facility in Rural Hall, North Carolina to support the main distribution centers and transportation system network in servicing certain stores located in the Southeast region of the country. In fiscal 2000, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company's stores. The main distribution centers ship to higher volume stores at least twice a week during peak periods through a dedicated contract carrier. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

Management Information and Control Systems

The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system, a purchase order management system, a replenishment system, a merchandise planning system and sales, inventory and gross margin management reporting systems. These systems are fully integrated and track merchandise from order through sale. All operational data from these systems is also fully integrated with the Company's financial systems.

The Company continues to evaluate and improve the functionality of its systems to maximize their effectiveness. Such efforts will include an ongoing evaluation of the optimal software configuration (including system enhancements and upgrades) as well as the adequacy of the underlying hardware components. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the system to manage the Company's operations.

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

Management and Employees

As of December 30, 2000, the Company employed approximately 2,000 full-time and approximately 2,000 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 40 employees of the Company's Omaha, Nebraska distribution center were covered by a collective bargaining agreement. This collective bargaining agreement expires in July 2002.

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

Two of the five members of the Company's senior management, most of the Company's district managers and a significant portion of the Company's store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of business experience and one member of senior management has over 20 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 6.5 years and 5.2 years, respectively. Management believes internal promotions, coupled with recruitment of college graduates and hiring of individuals with previous retail experience, will provide the management structure necessary to support expected store growth.

ITEM 2.  PROPERTIES

As of December 30, 2000, the Company leased its four distribution facilities and its management headquarters, owned 69 stores (21 of which are subject to mortgages) and leased 236 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. None of the store leases or mortgages individually is material to the Company's operations. The leases at its Pendleton, Indiana; Omaha, Nebraska; Waco, Texas and Rural Hall, North Carolina distribution facilities expire in 2015, 2002, 2002 and 2004 respectively, and the lease for its management headquarters expires in 2007. Six of the Company's stores are leased from affiliated parties. See Item 13. "Certain Relationships and Related Transactions".

As of December 30, 2000, the Company operated 305 stores in 28 states as follows:

                       Number                                               Number
State                 of Stores                      State                 of Stores
-----                 ---------                      -----                 ---------
Texas                    59                          Arkansas                  6
Ohio                     37                          Missouri                  6
Tennessee                28                          Nebraska                  6
Michigan                 22                          Minnesota                 5
Indiana                  19                          Pennsylvania              5
North Carolina           19                          South Dakota              4
Kentucky                 14                          Alabama                   3
Florida                  11                          Oklahoma                  3
Illinois                 10                          Maryland                  2
Iowa                      9                          Georgia                   1
Virginia                  9                          Mississippi               1
Kansas                    8                          Montana                   1
South Carolina            8                          New York                  1
North Dakota              7                          Wisconsin                 1


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 30, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2001.

The following is a list of the names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

            Name                                        Position                                             Age
            ----                                        --------                                             ---
Joseph H. Scarlett, Jr..............    Chairman of the Board, Chief Executive Officer and Director           58

James F. Wright.....................    President and Chief Operating Officer                                 51

Gerald W. Brase ....................    Senior Vice President-Merchandising                                   47

Calvin B. Massmann..................    Senior Vice President-Chief Financial Officer and Treasurer           57

Stanley L. Ruta.....................    Senior Vice President-Store Operations                                49

John W. Atkins......................    Vice President-Information Technology                                 38

Blake A. Fohl.......................    Vice President-Marketing                                              41

Mark D. Gillman.....................    Vice President-Store Operations                                       40

Lawrence Goldberg...................    Vice President-Logistics                                              58

Stephen E. Hull.....................    Vice President-Real Estate                                            43

David C. Lewis......................    Vice President-Controller and Corporate Secretary                     42

Gary M. Magoni......................    Vice President-Store Operations                                       54

------------------

Joseph H. Scarlett, Jr. became Chairman of the Board and Chief Executive Officer of the Company in October 2000, after having served as Chairman of the Board, President and Chief Executive Officer of the Company since July 1998, as Chairman of the Board and Chief Executive Officer of the Company from February 1993 to July 1998 and as President and Chief Operating Officer of the Company from 1987 to February 1993. Between 1979 and 1987, Mr. Scarlett served as Vice President-Personnel, Senior Vice President-Administration and Executive Vice President-Operations of the Company. Prior to 1979, Mr. Scarlett held operational positions, including District Supervisor and Personnel Director, with Two Guys Discount Stores in New Jersey over a 15 year period. Mr. Scarlett has served as a director of the Company since 1982. Mr. Scarlett is currently a Board member of the International Mass Retail Association.

James F. Wright became President and Chief Operating Officer of the Company in October 2000. Mr. Wright previously served as President and Chief Executive officer of Tire Kingdom, the fourth largest independent tire and automotive services retailer in the United States, from May 1997 to June 2000. From 1988 to 1996, Mr. Wright held senior management-level positions with Western Auto Supply Co., having responsibilities for merchandising and store operations. From 1974 to 1988, Mr. Wright held various management and buying positions with K-Mart Corporation.

Gerald W. Brase became Senior Vice President-Merchandising of the Company in September 1997. Mr. Brase previously served as Divisional Vice President for Builders Square, a subsidiary of Kmart Corporation from 1993 to 1997. From 1985 to 1993, Mr. Brase served as Vice President and Divisional Merchandise Manager with the Hechinger Company. From 1969 to 1985, Mr. Brase held various merchandising and operational positions with the Hechinger Company and Sears, Roebuck & Company.

Calvin B. Massmann became Senior Vice President-Chief Financial Officer and Treasurer in January 2000. Mr. Massmann previously served as an independent business consultant during 1998 and 1999. From 1995 to 1997, Mr. Massmann served as Senior Vice President and Chief Financial Officer for Builders Square, a subsidiary of Kmart Corporation. From 1981 to 1995 Mr. Massmann held various accounting and finance positions with W.R. Grace & Company and affiliates.

Stanley L. Ruta became Senior Vice President-Store Operations in July 2000 after having served as a Vice President-Store Operations of the Company since March 1994. Mr. Ruta previously served as Vice President of Store Planning and Development and Vice President of Store Operations of Central Tractor Farm and Family Center, Inc. from 1988 to 1994. From 1976 to 1988, Mr. Ruta held various other operational positions with Central Tractor Farm and Family Center, Inc., including District Manager from 1985 to 1988.

John W. Atkins became Vice President-Information Technology of the Company in April 1999 after having served as Vice President-Farm Merchandising of the Company since December 1996 and as Division Merchandise Manager of Farm Products of the Company since July 1995 and as a Buyer for the Company since July 1992. From 1986 to 1992, Mr. Atkins held various positions, including most recently Division Manager-Field & Stream with Bass Pro Shops Outdoor World. From 1983 to 1986, Mr. Atkins held various retail management positions with Kmart Corporation.

Blake A. Fohl became Vice President-Marketing of the Company in December 1996 after having served as Director of Marketing of the Company since June 1995 and as a Buyer for the Company since August 1992. Mr. Fohl previously served as Divisional Manager of Green Seed Company from 1989 to 1992, as a Dairy Specialist with Purina Mills from 1986 to 1989 and as a store manager for Southern States Cooperative from 1981 to 1986.

Mark D. Gillman became a Vice President-Store Operations of the Company in October 1999 after having served as District Manager since 1991. From 1982 to 1991 Mr. Gillman served as a store manager of the Company.

Lawrence Goldberg became Vice President-Logistics of the Company in October 1993 after having served as Director of Distribution of the Company since October 1992. Mr. Goldberg previously served as the Senior Vice President of Merchandising and Marketing of Paccar Automotive Inc. from 1991 to 1992, the General Manager of Al's Auto Supply (a subsidiary of Paccar Automotive Inc.) from 1990 to 1991, the Director of Stores Division of Fuller O'Brien Paint Corporation from 1988 to 1990 and the Director of Stores of Saxon Paint & Home Care Centers from 1980 to 1988.

Stephen E. Hull became Vice President-Real Estate of the Company in January 1999 after having served as Director of Real Estate of the Company since April 1998. Mr. Hull previously served as Vice President of Real Estate of Heilig-Myers Corporation from 1990 to 1998, and Development Partner for the Robinson & Wetmore Development Group from 1988 to 1990.

David C. Lewis became Vice President-Controller and Corporate Secretary in April 2000 after having served as Assistant Controller of the Company since November 1995 and Assistant Secretary of the Company since April 1999. Mr. Lewis previously served as Controller and Chief Accounting Officer for National Auto/Truckstops, Inc. from July 1994 to November 1995 and as a senior audit manager with Price Waterhouse from 1984 to 1994.

Gary M. Magoni has served as a Vice President-Store Operations of the Company since 1989. Mr. Magoni previously served as a District Manager for Gold Circle Stores (a subsidiary of Federated Department Stores) from 1982 to 1988.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:

                                                                          Price Range
                                                       -------------------------------------------------
                                                           Fiscal 2000                    Fiscal 1999
                                                       ------------------             ------------------
                                                          High       Low                High      Low
                                                       --------  --------             -------   --------
                      First Quarter                    $  21.00  $  14.63             $ 30.25   $ 20.63
                      Second Quarter                   $  22.00  $  12.00             $ 30.50   $ 25.00
                      Third Quarter                    $  17.19  $   9.69             $ 28.63   $ 17.56
                      Fourth Quarter                   $  11.06  $   6.50             $ 20.88   $ 12.75

As of January 31, 2001, the approximate number of record holders of the Company's Common Stock was 76 (excluding individual participants in nominee security position listings) and the approximate number of beneficial holders of the Company's Common Stock was 3,200.

The Company has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain all earnings for future operation and expansion of its business and, therefore, does not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company's Board of Directors and subject to the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is also restricted from paying cash dividends by the terms of its various financing agreements.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Financial and Operating Highlights" on page 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates. To reduce such risks, the Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. The interest rate swap agreement applies to a maximum of $30 million in outstanding borrowings under the Company's revolving credit agreement and also applies to the outstanding term loan balance. All borrowings under the Company's revolving credit agreement and term loan agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Report of Independent Accountants", "Balance Sheets", "Statements of Income", "Statement of Changes in Stockholders' Equity", "Statements of Cash Flows", and "Notes to Financial Statements" on pages 17 through 31 of the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12 of the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Class I Directors and Information Regarding Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 2 through 4 and 13 and 14, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2001 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board-Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee's Report on Executive Compensation", and "Performance Graph" on pages 4 through 12 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 14 and 15 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Interests of Management in Certain Transactions" on pages 12 through 14 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The following financial statements and related notes of the Company contained on pages 17 through 31 of the Company's Annual Report to Stockholders for the fiscal year ended December 30, 2000 are incorporated herein by reference:

         Report of Independent Accountants

         Statements of Income - Fiscal Years Ended December 30, 2000, January 1, 2000, and December 26, 1998

         Balance Sheets - December 30, 2000 and January 1, 2000

         Statement of Changes in Stockholders' Equity - Fiscal Years Ended December 30, 2000, January 1, 2000, and December 26, 1998

         Statements of Cash Flows - Fiscal Years Ended December 30, 2000, January 1, 2000, and December 26, 1998

         Notes to Financial Statements

(a) (2)  Financial Statement Schedules

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  Exhibits

         The exhibits listed in the Index to Exhibits, which appears on pages 15 through 21 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRACTOR SUPPLY COMPANY

         Date:  March 23, 2001       By: /s/ Calvin B. Massmann
                                         ---------------------------------------
                                         Calvin B. Massmann
                                         Senior Vice President - Chief Financial
                                         Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                 Title                                      Date
       ---------                                 -----                                      ----
        /s/ Joseph H. Scarlett, Jr.*        Chairman of the Board,                      March 23, 2001
       -----------------------------        Chief Executive Officer and Director
       Joseph H. Scarlett, Jr.              (Principal Executive Officer)



        /s/ Calvin B. Massmann              Senior Vice President - Chief Financial     March 23, 2001
       -----------------------------        Officer and Treasurer
         Calvin B. Massmann                 (Principal Financial Officer)



        /s/ Thomas O. Flood*                Director                                    March 23, 2001
       -----------------------------
           Thomas O. Flood

       /s/ Joseph D. Maxwell*               Director                                    March 23, 2001
       -----------------------------
          Joseph D. Maxwell

       /s/ S.P. Braud*                      Director                                    March 23, 2001
       -----------------------------
         S.P. Braud

       /s/ Joseph M. Rodgers*               Director                                    March 23, 2001
       -----------------------------
          Joseph M. Rodgers

       /s/Gerard E. Jones*                  Director                                    March 23, 2001
        ---------------------- -----
         Gerald E. Jones

       /s/ Sam K. Reed *                    Director                                    March 23, 2001
       -----------------------------
         Sam K. Reed

*By:   /s/ Calvin B. Massmann
       -----------------------------
       Calvin B. Massmann
       Attorney-in-fact by authority
       of Power of Attorney

                               INDEX TO EXHIBITS

                                                                                     Page Number
Exhibit                                                                            by Sequential
Number                               Description                                Numbering System
------                               -----------                                ----------------
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

                                                                                         Page Number
Exhibit                                                                                by Sequential
Number                               Description                                    Numbering System
------                               -----------                                    ----------------
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

                                                                                         Page Number
 Exhibit                                                                               by Sequential
 Number                               Description                                   Numbering System
 ------                               -----------                                   ----------------
10.13      Exhibit 10.6 to Registrant's Registration Statement on Form
           S-1, Registration No. 33-73028, filed with the Commission on
           December 17, 1993, and incorporated herein by reference).

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

                                                                                              Page Number
 Exhibit                                                                                    by Sequential
 Number                               Description                                        Numbering System
 ------                               -----------                                        ----------------
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

10.24      Senior Executive Incentive Plan of the Company (filed as Exhibit
           10.28 to Registrant's Annual Report on Form 10-K, filed with the
           Commission on March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.25      Other Executive Incentive Plan of the Company (filed as Exhibit
           10.29 to Registrant's Annual Report on Form 10-K, filed with the
           Commission on March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.26      Form of Deferred Compensation Agreement constituting the Deferred
           Compensation Plan of the Company (filed as Exhibit 10.30 to
           Registrant's Annual Report on Form 10-K, filed with the Commission on
           March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.27      Certificate of Insurance relating to the Medical Expense
           Reimbursement Plan of the Company (filed as Exhibit 10.33 to
           Registrant's Registration Statement on Form S-1, Registration No.
           33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.28 Summary plan description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant's
           Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.29      Agreement, effective April 1, 1996, between the Company and
           Chauffeurs, Teamsters, Warehousemen and Helpers, Local Union No. 135
           (filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 21, 1997, Commission File No.
           000-23314, and incorporated herein by reference).

10.30      Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as
           Exhibit 4.4 to Registrant's Registration Statement on Form S-8,
           Registration No. 333-10699, filed with the Commission on August 23,
           1996, and incorporated herein by reference).

10.31      Indemnification Agreement, dated January 27, 1994, between the
           Company and Thomas O. Flood (filed as Exhibit 10.38 to Amendment No.
           1 to Registrant's Registration Statement on Form S-1, Registration
           No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

                                                                                                          Page Number
 Exhibit                                                                                                by Sequential
 Number                               Description                                                    Numbering System
 ------                               -----------                                                    ----------------
10.32      Tractor Supply Company Restated 401(k) Retirement Plan (filed as
           Exhibit 4.1 Registration Statement on Form S-3, Registration No.
           333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.33      Trust Agreement (filed as Exhibit 4.2 to Registrant's Registration
           Statement on Form S-3, Registration No. 333-35317, filed with the
           Commission on September 10, 1997, and incorporated herein by reference).

10.34      Noncompetition Agreement, dated as of June 30, 1996, between the
           Company and Joseph D. Maxwell (filed as Exhibit 10.35 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on October
           31, 1997, Commission File No. 000-23314, and incorporated herein by reference).

10.35 Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair
           Scarlett (filed as Exhibit 10.45 to Registrant's Annual Report on
           Form 10-K, filed with the Commission on March 17, 1999, Commission
           File No. 000-23314, and incorporated herein by reference).

10.36 Split-Dollar Agreement, dated January 2, 1998, between the Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997
           Irrevocable Trust under Agreement dated November 10, 1997. (filed as
           Exhibit 10.46 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.37 Term Note, dated as of September 2, 1999, issued by the Company to SunTrust Bank, Nashville, N.A., a national banking association, in the aggregate amount of $15 million (filed as Exhibit 10.47 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.38      Noncompetition Agreement, dated as of August 31, 1999, between the
           Company and Thomas O. Flood (filed as Exhibit 10.48 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on October
           29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.39      Consulting Agreement, dated as of August 31, 1999, between the
           Company and Thomas O. Flood (filed as Exhibit 10.49 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on October
           29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.40      Third Amendment to Revolving Credit Agreement, dated as of November
           15, 1999 among the Company and SunTrust Bank Nashville, N.A.
           (replaced Bank Boston, N.A. as agent), as agent and for itself, AmSouth Bank (successor to First America National Bank), an national banking association, and Bank of America, a national banking association (filed as Exhibit 10.43 to Registrant's Annual Report on
           Form 10-K, filed with the Commission on March 24, 2000, Commission
           File No. 000-23314, and incorporated herein by reference).


                                                                                             Page Number
 Exhibit                                                                                   by Sequential
 Number                               Description                                       Numbering System
 ------                               -----------                                       ----------------
10.41      Second Amendment to the Tractor Supply Company 1994 Stock Option Plan
           (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K,
           filed with the Commission on March 24, 2000, Commission File No.
           000-23314, and incorporated herein by reference).

10.42      Agreement, effective August 1, 1999 between the Company and General
           Drivers & Helpers Union, Local #554 (filed as Exhibit 10.45 to
           Registrant's Annual Report on Form 10-K, filed with the Commission on
           March 24, 2000, Commission No. 000-23314, and incorporated herein by reference).

10.43      Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit
           10.46 to Registrant's Quarterly report on Form 10-Q, filed with the Commission on August 4, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.44      Loan Agreement, dated as of August 10, 2000 between the Company and
           Bank of America, N.A. (filed as Exhibit 10.47 to Registrant's
           Quarterly Report on Form 10-Q, filed with the Commission on November
           14, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.45 Term Note, dated as of August 10, 2000 issued by the Company to Bank of America, N.A., in the aggregate amount of $20 million (filed as Exhibit 10.48 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, Commission File No.
           000-23314, and incorporated herein by reference).

10.46*     Revolving Credit Agreement, dated as of November 3, 2000 by and among
           Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent.

10.47*     Revolving  Note, dated as of November 3, 2000 between Tractor Supply
           Company and Bank of America, N.A.

10.48*     Revolving Note, dated as of November 3, 2000 between Tractor Supply
           Company and Firstar Bank, N. A.

10.49*     Revolving Note, dated as of November 3, 2000 between Tractor Supply
           Company and SouthTrust Bank.

10.50*     Revolving Note, dated as of November 3, 2000 between Tractor Supply
           Company and AmSouth Bank.

10.51*     Revolving Note, dated as of November 3, 2000 between Tractor Supply
           Company and SunTrust Bank, Nashville, N.A.

10.52*     Revolving Note, dated as of November 3, 2000 between Tractor Supply
           Company and Compass Bank.

10.53*     Revolving  Note, dated as of December 30, 2000 between  Tractor
           Supply Company and Fifth Third Bank.

                                                                                            Page Number
          Exhibit                                                                         by Sequential
          Number                               Description                             Numbering System
          ------                               -----------                             ----------------
10.54*     Amended and Restated Loan Agreement, dated as of November 3, 2000, between the Company and SunTrust Bank, Nashville, N.A.

10.55* Amended and Restated Term Note, dated as of November 3, 2000, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $9,999,945.

10.56* First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners.

10.57*     Second Amendment to Tractor Supply Company Restated 401(k) Retirement
           Plan.

13.1* Annual Report to Stockholders for the fiscal year ended December 30, 2000.

23.1*      Consent of PricewaterhouseCoopers LLP.

23.2*      Consent of PricewaterhouseCoopers LLP.

24.1*      Power of Attorney of Sam K. Reed

-----------------
* Filed herewith.