Form 10-Q
period 2001-03-31
TRACTOR SUPPLY CO /DE/
filed 2001-05-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                ------------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                ------------------   --------------------------


                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                     13-3139732
----------------------------------------------        --------------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                     Identification No.)


320 Plus Park Boulevard, Nashville, Tennessee                    37217
----------------------------------------------        --------------------------
  (Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code:          (615) 366-4600
                                                      --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at April 28, 2001
---------------------------------------         -----------------------------
Common Stock, $.008 par value                              8,813,771






                                    1 of 12

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                      Page No.
                                                                      --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                March 31, 2001 and December 30, 2000                     3

              Statements of Income -
                For the Fiscal Three Months Ended
                March 31, 2001 and April 1, 2000                         4

              Statements of Cash Flows -
                For the Fiscal Three Months Ended
                March 31, 2001 and April 1, 2000                         5

              Notes to Unaudited Financial Statements                   6-7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8-10

     Item 3.  Quantitative and Qualitative
                Disclosures About Market Risk                           10

Part II. Other Information:

     Item 6.  Exhibits and Reports on Form 8-K                          11







                                    2 of 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  MARCH 31,  DECEMBER 30,
                                                                                    2001         2000
                                                                                 ---------    ---------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  14,272    $   9,145
  Accounts receivable, net ...................................................       6,410        7,683
  Inventories ................................................................     269,243      222,535
  Prepaid expenses ...........................................................       6,631        7,870
                                                                                 ---------    ---------
         Total current assets ................................................     296,556      247,233
                                                                                 ---------    ---------
Land .........................................................................       6,415        6,449
Buildings and improvements ...................................................      68,920       67,985
Machinery and equipment ......................................................      50,683       49,304
Construction in progress .....................................................       1,607        1,605
                                                                                 ---------    ---------
                                                                                   127,625      125,343
Accumulated depreciation and amortization ....................................     (47,609)     (44,855)
                                                                                 ---------    ---------
  Property and equipment, net ................................................      80,016       80,488
                                                                                 ---------    ---------
Deferred income taxes ........................................................       1,112        1,112
Other assets .................................................................       3,492        3,463
                                                                                 ---------    ---------
         Total assets ........................................................   $ 381,176    $ 332,296
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $ 117,288    $  70,294
  Accrued expenses ...........................................................      31,136       33,929
  Current maturities of long-term debt .......................................       3,145        3,145
  Current portion of capital lease obligations ...............................         279          279
  Income taxes currently payable .............................................          --        1,643
  Deferred income taxes ......................................................       4,212        4,212
                                                                                 ---------    ---------
         Total current liabilities ...........................................     156,060      113,502
                                                                                 ---------    ---------
Revolving credit loan ........................................................      59,000       50,007
Other long-term debt .........................................................       9,355       10,131
Capital lease obligations ....................................................       2,742        2,812
Other long-term liabilities ..................................................       2,439          808
Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,803,574 and
    8,792,527 shares issued and outstanding in 2001 and 2000, respectively ...          70           70
  Additional paid-in capital .................................................      43,103       43,009
  Retained earnings ..........................................................     110,108      111,957
  Accumulated other comprehensive loss .......................................      (1,701)          --
                                                                                 ---------    ---------
    Total stockholders' equity ...............................................     153,281      155,036
                                                                                 ---------    ---------
         Total liabilities and stockholders' equity ..........................   $ 381,176    $ 332,296
                                                                                 =========    =========



         The accompanying notes are an integral part of this statement.



                                    3 of 12

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE FISCAL
                                                    THREE MONTHS ENDED
                                                 ------------------------
                                                 MARCH 31,      APRIL 1,
                                                   2001           2000
                                                 ---------      ---------
                                                       (UNAUDITED)
Net sales ..................................     $ 162,517      $ 147,482
Cost of merchandise sold ...................       120,422        109,878
                                                 ---------      ---------
     Gross margin ..........................        42,095         37,604
Selling, general and administrative expenses        40,953         35,760
Depreciation and amortization ..............         2,707          2,182
                                                 ---------      ---------
     Loss from operations ..................        (1,565)          (338)
Interest expense, net ......................         1,517          1,303
                                                 ---------      ---------
     Loss before income taxes ..............        (3,082)        (1,641)
Income tax benefit .........................        (1,233)          (666)
                                                 ---------      ---------
     Net loss ..............................     $  (1,849)     $    (975)
                                                 =========      =========
     Net loss per share - basic ............     $    (.21)     $    (.11)
                                                 =========      =========
     Net loss per share - assuming dilution      $    (.21)     $    (.11)
                                                 =========      =========





         The accompanying notes are an integral part of this statement.





                                    4 of 12

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE FISCAL
                                                              THREE MONTHS ENDED
                                                           -----------------------
                                                           MARCH 31,     APRIL 1,
                                                             2001          2000
                                                           ---------     ---------
                                                                (UNAUDITED)
Cash flows from operating activities:
  Net loss ...........................................     $ (1,849)     $   (975)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization expense ..........        2,707         2,182
      Loss (gain) on sale of property and equipment ..         (101)          177
      Change in assets and liabilities:
        Accounts receivable ..........................        1,273           426
        Inventories ..................................      (46,708)      (56,755)
        Prepaid expenses .............................        1,239          (849)
        Accounts payable .............................       46,994        59,098
        Accrued expenses .............................       (2,793)       (6,653)
        Income taxes currently payable ...............       (1,643)       (3,430)
        Other ........................................         (149)            1
                                                           --------      --------
Net cash used in operating activities ................       (1,030)       (6,778)
                                                           --------      --------
Cash flows from investing activities:
    Capital expenditures .............................       (2,321)       (5,396)
    Proceeds from sale of property and equipment .....          237            --
                                                           --------      --------
Net cash used in investing activities ................       (2,084)       (5,396)
                                                           --------      --------
Cash flows from financing activities:
    Net borrowings under revolving credit loan .......        8,993        16,363
    Repayment of other long-term debt ................         (776)         (932)
    Principal payments under capital lease obligations          (70)          (69)
    Proceeds from issuance of common stock ...........           94            81
                                                           --------      --------
Net cash provided by financing activities ............        8,241        15,443
                                                           --------      --------
Net increase in cash and cash equivalents ............        5,127         3,269
Cash and cash equivalents at beginning of period .....        9,145         6,991
                                                           --------      --------
Cash and cash equivalents at end of period ...........     $ 14,272      $ 10,260
                                                           ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ...........................................     $  1,397      $  1,413
  Income taxes .......................................          441         2,250

* Reclassified, for current year comparison.




         The accompanying notes are an integral part of this statement.



                                    5 of 12

                             TRACTOR SUPPLY COMPANY

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

The accompanying interim financial statements have been prepared without audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 2000. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 2001 and its results of operations and its cash flows for the fiscal three-month periods ended March 31, 2001 and April 1, 2000.

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

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,186,000 and $5,056,000 higher than reported at March 31, 2001 and December 30, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Loss Per Share

Net loss per share is calculated as follows (in thousands, except per share amounts):

                              THREE MONTHS ENDED                THREE MONTHS ENDED
                                MARCH 31, 2001                     APRIL 1, 2000
                        ------------------------------    ----------------------------
                                             PER SHARE                       PER SHARE
                         INCOME     SHARES     AMOUNT     INCOME    SHARES     AMOUNT
                         ------     ------     ------     ------    ------     ------
Net loss per share:
     Net income ...     $(1,849)     8,802     $(0.21)    $(975)     8,773     $(0.11)
                        =======      =====     ======     =====      =====     ======

Common stock equivalents had no dilutive effect for either period.

NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.




                                    6 of 12

NOTE 3 - COMPREHENSIVE LOSS:

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The Company has reduced its exposure to increases in interest rates by entering into interest rate swap agreements. These interest rate swaps are designated as cash flow hedges. The adoption of SFAS 133 impacts the accounting for the Company's interest rate swap agreements.

Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps on its balance sheet. The Company will continue to reflect the current fair value of interest rate swaps in its balance sheet. The related unrealized gains or losses on these swaps are deferred in stockholders' equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in interest expense. However, to the extent, if any, that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in the results of operations.

Comprehensive loss includes changes in the fair value of the Company's interest rate swaps which qualify for hedge accounting. Comprehensive loss totaled $3.6 million for the first quarter of fiscal 2001 compared to $1.0 million for the first quarter of fiscal 2000. The difference between net loss and comprehensive loss for the first quarter of fiscal 2001 is the result of $1.7 million of unrealized losses on swap contracts in the quarter recognized in accordance with SFAS 133. As of March 31, 2001 the Company expects to reclassify approximately $600,000 of net losses on interest rate swaps from accumulated other comprehensive loss to earnings over the next twelve months.

NOTE 4 - SUBSEQUENT EVENT:

The Company continues to carry life insurance policies on certain key executives. In April 2001, a former executive of the Company, on whom the Company had such a policy, passed away. As a result of the related coverage, the Company expects to realize approximately $2.1 million of net benefit proceeds.




                                    7 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three-month periods ended March 31, 2001 and April 1, 2000, and significant developments affecting its financial condition since the end of the fiscal year, December 30, 2000, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly-qualified associates, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions, in general, and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

RESULTS OF OPERATIONS

The Fiscal Three Months (First Quarter) Ended March 31, 2001 and April 1, 2000

Net sales increased 10.2% to $162.5 million for the first quarter of fiscal 2001 from $147.5 million for the first quarter of fiscal 2000. The sales increase resulted from new store performance, as comparable store sales (excluding relocations, using all stores open at least one year) decreased 1.9% for the first quarter of fiscal 2001. The decrease in comparable store sales was primarily due to an expected weather-related shift to a later spring selling season (compared to the prior year). The Company opened 11 new stores during the first quarter of fiscal 2001 compared to ten new stores during the first quarter of fiscal 2000. The Company had originally planned to open 25 new stores in fiscal 2001, but has decided to decrease its new store openings to a total of 17 to 18 new stores for several reasons, including anticipated improvements in the real estate market as well as the availability of fully trained new store managers.

Planned store renovations and relocations are being completed on schedule. Three of these stores were completed in April; three to four additional renovations and relocations are expected to be completed later in the year.

The gross margin rate for the first quarter of fiscal 2001 increased .4 percentage point to 25.9% of sales from 25.5% of sales in the first quarter of fiscal 2000 mainly due to lower shrinkage, improved product costs and changes in the sales mix, partially offset by higher freight costs.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased 1.0 percentage point to 25.2% of sales in the first quarter of fiscal 2001 from 24.2% of sales in the first quarter of fiscal 2000 primarily as a result of costs associated with new stores as well as the leverage loss attributable to comparable store sales performance. On an absolute basis, SG&A expenses increased 14.5% to $41.0 million in the first quarter of fiscal 2001 from $35.8 million in the first quarter of fiscal 2000. The increased dollar amount was primarily attributable to cost associated with new store openings (new stores have considerably higher occupancy costs, primarily rent, than the existing store base).



                                    8 of 12

Depreciation and amortization expense of $2.7 million for the first quarter of fiscal 2001 increased 24.1% over the first quarter of fiscal 2000 due to costs associated with new stores and greater infrastructure costs. Net interest expense increased 16.4% to $1.5 million in the first quarter of fiscal 2001 primarily due to additional borrowings under the Company's credit agreement to fund the current growth and expansion plans.

The Company's effective tax rate decreased to 40.0% in the first quarter of fiscal 2001 compared with 40.6% for the first quarter of fiscal 2000 primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net loss for the first quarter of fiscal 2001 increased 89.6% to $1.8 million from $1.0 million for the first quarter of fiscal 2000 and net loss per share for the first quarter of fiscal 2001 increased 90.9% to $.21 per share from $.11 per share for the first quarter of fiscal 2000. As a percent of sales, net loss increased .4 percentage point to 1.1% of sales for the first quarter of fiscal 2001 from .7% of sales for the first quarter of fiscal 2000. Due to seasonal trends, the Company typically operates at a net loss in the first quarter of its fiscal year.

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At March 31, 2001, the Company's inventories had increased $46.7 million to $269.2 million from $222.5 million at December 30, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $47.0 million to $117.3 million at March 31, 2001 from $70.3 million at December 30, 2000. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At March 31, 2001, the Company had working capital of $140.5 million, which represented a $6.8 million increase from December 31, 2000. This increase resulted primarily from an increase in cash and cash equivalents and decreases in accounts receivable, accrued expenses and income taxes payable (mainly due to timing of payments). These increases were partially offset by a decrease in prepaid expenses.

Operations used net cash of $1.0 million and $6.8 million in the first quarter of fiscal 2001 and 2000, respectively. The $5.8 million decrease in net cash used in the first quarter of fiscal 2001 resulted primarily from smaller decreases in accrued expenses and income taxes payable (primarily due to timing of payments).

Cash used in investing activities of $2.1 million for the first quarter of fiscal 2001 represented a $3.3 million decrease from cash used in the first quarter of fiscal 2000 of $5.4 million. The decrease in cash used in the first quarter of fiscal 2001 reflects less capital expenditures as compared to the first quarter of fiscal 2000 (mainly due to fixture costs associated with fiscal 2000 remerchandising activities, leasehold improvements and equipment costs associated with new distribution centers in fiscal 2000, as well as other infrastructure costs.

Financing activities in the first quarter of fiscal 2001 provided $8.2 million in cash, which represented a $7.2 million decrease in net cash provided from the $15.4 million in net cash provided in the first quarter of fiscal 2000. This decrease in net cash provided resulted primarily from net short-term borrowings under the credit agreement of approximately $9.0 million during the first quarter of fiscal 2001 compared to net borrowings of approximately $16.4 million during the first quarter of fiscal 2000.

The Company believes that its cash flow from operations, borrowings available under its credit agreement and short-term trade credit will be sufficient to fund the Company's operations and its current growth and expansion plans.



                                    9 of 12

RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The Company has reduced its exposure to increases in interest rates by entering into interest rate swap agreements. These interest rate swaps are designated as cash flow hedges. The adoption of SFAS 133 impacts the accounting for the Company's interest rate swap agreements.

Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps on its balance sheet. The Company will continue to reflect the current fair value of interest rate swaps in its balance sheet. The related unrealized gains or losses on these swaps are deferred in stockholders' equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in interest expense. However, to the extent if any, that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in the results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates. To reduce such risks, the Company has entered into interest rate swap agreements as a means of managing its interest rate exposure. The interest rate swap agreements apply to a maximum of $30 million in outstanding borrowings under the Company's revolving credit agreement and also the outstanding term loan balance, approximately $9.3 million at March 31, 2001. All borrowings under the Company's revolving credit agreement and term loan agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.




                                    10 of 12

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.


     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2001.








                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRACTOR SUPPLY COMPANY



Date: May 4, 2001                   By: /s/ Calvin B. Massmann
      -----------------------           ----------------------------------------
                                        Calvin B. Massmann
                                          Senior Vice President-
                                          Chief Financial Officer and Treasurer
                                          (Duly Authorized Officer and
                                             Principal Financial Officer)






                                    12 of 12