Form 10-Q
period 2001-06-30
TRACTOR SUPPLY CO /DE/
filed 2001-08-14
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------


                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       13-3139732
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


320 Plus Park Boulevard, Nashville, Tennessee                     37217
---------------------------------------------           -----------------------
  (Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code:           (615) 366-4600
                                                        -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [X]       NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                             Outstanding at July 28, 2001
----------------------------------         ------------------------------------
  Common Stock, $.008 par value                        8,821,466

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                                     Page No.
                                                                                     --------
Part  I. Financial Information:

     Item 1.  Financial Statements:

              Balance Sheets -
                June 30, 2001 and December 30, 2000                                      3

              Statements of Income -
                For the Fiscal Three and Six Months Ended
                June 30, 2001 and July 1, 2000                                           4

              Statements of Cash Flows -
                For the Fiscal Six Months Ended
                June 30, 2001 and July 1, 2000                                           5

              Notes to Unaudited Financial Statements                                    6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                    8-10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                10

Part II. Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders                       11

     Item 6.  Exhibits and Reports on Form 8-K                                          11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         JUNE 30,       DECEMBER 30,
                                                                                           2001             2000
                                                                                        ---------       ------------
ASSETS .........................................................................                          (UNAUDITED)
Current assets:
  Cash and cash equivalents ....................................................        $   9,690         $   9,145
  Accounts receivable, net .....................................................            6,565             7,683
  Inventories ..................................................................          251,507           222,535
  Prepaid expenses .............................................................            6,179             7,870
                                                                                        ---------         ---------
         Total current assets ..................................................          273,941           247,233
                                                                                        ---------         ---------
Land ...........................................................................            6,365             6,449
Buildings and improvements .....................................................           70,626            67,985
Machinery and equipment ........................................................           51,376            49,304
Construction in progress .......................................................            1,382             1,605
                                                                                        ---------         ---------
                                                                                          129,749           125,343
Accumulated depreciation and amortization ......................................          (50,432)          (44,855)
                                                                                        ---------         ---------
  Property and equipment, net ..................................................           79,317            80,488
                                                                                        ---------         ---------
Deferred income taxes ..........................................................            1,112             1,112
Other assets ...................................................................            3,258             3,463
                                                                                        ---------         ---------
         Total assets ..........................................................        $ 357,628         $ 332,296
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................        $ 111,961         $  70,294
  Accrued expenses .............................................................           34,790            33,929
  Current maturities of long-term debt .........................................            3,145             3,145
  Current portion of capital lease obligations .................................              279               279
  Income taxes currently payable ...............................................            8,022             1,643
  Deferred income taxes ........................................................            4,212             4,212
                                                                                        ---------         ---------
         Total current liabilities .............................................          162,409           113,502
                                                                                        ---------         ---------
Revolving credit loan ..........................................................           14,237            50,007
Other long-term debt ...........................................................            8,572            10,131
Capital lease obligations ......................................................            2,672             2,812
Other long-term liabilities ....................................................            2,298               808

Stockholders' equity:
  Common stock, 100,000,000 shares authorized; $.008 par value; 8,813,771 and
    8,779,380 shares issued and outstanding in 2001 and 2000, respectively .....               70                70
  Additional paid-in capital ...................................................           43,190            43,009
  Retained earnings ............................................................          125,752           111,957
  Accumulated other comprehensive loss .........................................           (1,572)               --
                                                                                        ---------         ---------
    Total stockholders' equity .................................................          167,440           155,036
                                                                                        ---------         ---------
         Total liabilities and stockholders' equity ............................        $ 357,628         $ 332,296
                                                                                        =========         =========


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               FOR THE FISCAL              FOR THE FISCAL
                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           ----------------------      ----------------------
                                                           JUNE 30,      JULY 1,       JUNE 30,       JULY 1,
                                                             2001          2000          2001           2000
                                                           --------      --------      --------      --------
                                                          (UNAUDITED)                      (UNAUDITED)
Net sales ...........................................      $267,490      $232,341      $430,007      $379,823
Cost of merchandise sold ............................       195,697       170,756       316,119       280,634
                                                           --------      --------      --------      --------
     Gross margin ...................................        71,793        61,585       113,888        99,189
Selling, general and administrative expenses ........        45,507        40,078        86,460        75,838
Depreciation and amortization .......................         2,831         2,445         5,538         4,627
                                                           --------      --------      --------      --------
     Income from operations .........................        23,455        19,062        21,890        18,724
Interest expense, net ...............................         1,065         1,309         2,582         2,612
Unusual item: gain on proceeds from life insurance ..         2,173            --         2,173            --
                                                           --------      --------      --------      --------
     Income before income taxes .....................        24,563        17,753        21,481        16,112
Income tax provision ................................         8,919         7,207         7,686         6,541
                                                           --------      --------      --------      --------
     Net income .....................................      $ 15,644      $ 10,546      $ 13,795      $  9,571
                                                           ========      ========      ========      ========
     Net income per share - basic ...................      $   1.78      $   1.20      $   1.57      $   1.09
                                                           ========      ========      ========      ========
     Net income per share - assuming dilution .......      $   1.76      $   1.20      $   1.56      $   1.09
                                                           ========      ========      ========      ========


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE FISCAL SIX MONTHS ENDED
                                                                    -------------------------------
                                                                       JUNE 30,         JULY 1,
                                                                         2001             2000
                                                                       --------         --------
                                                                              (UNAUDITED)

Cash flows from operating activities:
  Net income ..................................................        $ 13,795         $  9,571
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization expense ...................           5,538            4,627
      Gain on sale of property and equipment ..................            (106)            (237)
      Gain on proceeds from life insurance ....................          (2,173)              --
      Change in assets and liabilities:
        Accounts receivable ...................................           1,118           (3,254)
        Inventories ...........................................         (28,972)         (44,092)
        Prepaid expenses ......................................           1,691             (865)
        Accounts payable ......................................          41,667           38,153
        Accrued expenses ......................................             861           (5,482)
        Income taxes currently payable ........................           6,379             (777)
        Other .................................................            (288)            (750)
                                                                       --------         --------
Net cash provided by (used in) operating activities ...........          39,510           (3,106)
                                                                       --------         --------
Cash flows from investing activities:
    Capital expenditures ......................................          (4,779)         (10,812)
    Proceeds from sale of property and equipment ..............             573              486
                                                                       --------         --------
Net cash used in investing activities .........................          (4,206)         (10,326)
                                                                       --------         --------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit loan ...         (35,770)          20,874
    Repayment of long-term debt ...............................          (1,559)          (1,250)
    Principal payments under capital lease obligations ........            (140)            (139)
    Proceeds from life insurance ..............................           2,529             (442)
    Proceeds from issuance of common stock ....................             181              164
                                                                       --------         --------
Net cash provided by (used in) financing activities ...........         (34,759)          19,207
                                                                       --------         --------
Net increase in cash and cash equivalents .....................             545            5,775
Cash and cash equivalents at beginning of period ..............           9,145            6,991
                                                                       --------         --------
Cash and cash equivalents at end of period ....................        $  9,690         $ 12,766
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ....................................................        $  2,609         $  2,647
  Income taxes ................................................           1,273            6,805


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

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 30, 2001 and its results of operations and its cash flows for the fiscal three-month and six-month periods ended June 30, 2001 and July 1, 2000.

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

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,456,000 and $5,056,000 higher than reported at June 30, 2001 and December 30, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                                  2001
                                 ------------------------------------------------------------------------
                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                          JUNE 30, 2001                            JUNE 30, 2001
                                 ------------------------------          --------------------------------
                                                      PER SHARE                                 PER SHARE
                                 INCOME     SHARES      AMOUNT            INCOME      SHARES       AMOUNT
                                 ------     ------    ---------          -------      ------    ----------
Basic net income per share:
    Net income                   $15,644     8,812    $    1.78          $ 13,795      8,807      $  1.57
                                                      =========                                   =======
    Stock options outstanding                   69                                        51
                                 --------    -----                       -------       -----
Diluted net income per share     $15,644     8,881    $    1.76          $ 13,795      8,858      $  1.56
                                 =======     =====    =========          ========      =====      =======

                                                                 2000
                                 ------------------------------------------------------------------------
                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                         JULY 1, 2000                             JULY 1, 2000
                                 ------------------------------         ---------------------------------
                                                      PER SHARE                                 PER SHARE
                                 INCOME      SHARES     AMOUNT          INCOME       SHARES       AMOUNT
                                 ------      ------   ---------         ------       ------     ---------
Basic net income per share:
   Net income                    $10,546      8,778    $  1.20          $ 9,571        8,776     $  1.09
                                                       =======                                   =======
   Stock options outstanding                     40                                       44
                                 -------    -------                     -------      -------
Diluted net income per share     $10,546      8,818    $  1.20          $ 9,571        8,820     $  1.09
                                 =======    =======    =======          =======      =======     =======


NOTE 2 - SEASONALITY:

The Company's business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

NOTE 3- COMPREHENSIVE INCOME:

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

Comprehensive income includes changes in the fair value of the Company's interest rate swaps which qualify for hedge accounting. Comprehensive income totaled $15.8 million for the second quarter of fiscal 2001 compared to $10.5 million for the second quarter of fiscal 2000. The difference between net income and comprehensive income for the second quarter of fiscal 2001 is the result of $.2 million decrease in unrealized losses on swap contracts in the quarter recognized in accordance with SFAS 133. Comprehensive income totaled $12.2 million for the first six months of fiscal 2001 compared to $9.6 million for the first six months of fiscal 2000. The difference between net income and comprehensive income for the second half of fiscal 2001 is the result of $1.6 million of unrealized losses on swap contracts in the first half recognized in accordance with SFAS 133. As of June 30, 2001 the Company expects to reclassify approximately $700,000 of net losses on interest rate swaps from accumulated other comprehensive loss to earnings over the next twelve months.

NOTE 4- GAIN ON PROCEEDS FROM LIFE INSURANCE:

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.1 million gain on the benefit proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis describes certain factors affecting Tractor Supply Company's (the "Company") results of operations for the fiscal three and six-month periods ended June 30, 2001 and July 1, 2000, and significant developments affecting its financial condition since the end of the fiscal year, December 30, 2000, and should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 30, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("the Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

The Fiscal Three Months (Second Quarter) and Six Months Ended June 30, 2001 and July 1, 2000

Net sales increased 15.1% to $267.5 million for the second quarter of fiscal 2001 from $232.3 million for the second quarter of fiscal 2000. Net sales rose 13.2% to $430.0 million for the first six months of fiscal 2001 from $379.8 million for the first six months of fiscal 2000. The sales increase resulted primarily from new stores as comparable store sales (excluding relocations, using all stores open at least one year) increased 6.1% for the second quarter of fiscal 2001 and increased 3.0% for the first six months of fiscal 2001 over the corresponding periods in the prior fiscal year. Comparable store sales for the second quarter of fiscal 2001 increased 6.1% primarily as a result of an expected weather-related shift in sales from the first quarter to the second quarter due to a later spring selling season as well as increases across substantially all product categories except large-ticket lawn tractors. The Company opened 11 new stores (no new stores in the second quarter of fiscal
2001) during the first six months of fiscal 2001. The Company opened 25 new stores (15 in the second quarter of fiscal 2000) during the first six months of fiscal 2000, and closed three stores and relocated one store during the second quarter of fiscal 2000. The Company plans to open a total of 17 to 18 new stores this year, with four new store openings planned for the third quarter. The Company had originally planned to open 25 new stores in fiscal 2001, but decided to decrease its new store openings for several reasons, including anticipated improvements in the real estate market as well as the availability of fully trained new store managers.

The gross margin rate for the second quarter of fiscal 2001 increased .3 percentage point to 26.8% of sales for the second quarter of fiscal 2001 and increased .4 percentage point to 26.5% of sales for the first six months of fiscal 2001 compared with the corresponding periods in the prior fiscal year. The gross margin rate improvement for the second quarter of fiscal 2001 and the first six months of fiscal 2001 was primarily due to improved product costs and changes in the sales mix, partially offset by higher freight costs.

As a percent of sales, selling, general and administrative ("SG&A") expenses decreased .3 percentage point to 17.0% of sales in the second quarter of fiscal 2001 and increased .1 percentage point to 20.1% of sales for the first six months of fiscal 2001. On an absolute basis, SG&A expenses increased 13.5% to $45.5 million in the second quarter of fiscal 2001 and increased 14.0% to $86.5 million for the first six months of fiscal 2001. The decrease in expenses on a percentage-of-sales basis for the second quarter and the six-month period is primarily a result of fewer new store openings compared to the corresponding period in the prior year (new stores have considerably higher occupancy costs, primarily due to pre-opening costs, than the existing store base) and the result of greater leverage from same-store sales performance. The increase in absolute dollars is primarily attributable to costs associated with new store openings, as well as increased costs associated with the Company's expanded infrastructure (primarily larger distribution facilities and store support service capacity).

Depreciation and amortization expense increased 15.8% and 19.7% for the second quarter and the first six months of fiscal 2001, respectively, due mainly to costs associated with new stores. Net interest expense decreased 18.6% to $1.1 million in the second quarter of fiscal 2001 and decreased 1.1% to $2.6 million in the first six months of fiscal 2000 primarily due to improved cash flows, resulting from higher comparable store sales performance, lower average inventory levels and reduced store openings.

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.1 million gain on the benefit proceeds.

Exclusive of the non-taxable $2.1 million gain on the proceeds of life insurance, the Company's effective tax rate decreased to 39.8% in the second quarter of fiscal 2001 and the first six months of fiscal 2001, compared with 40.6% for the second quarter of fiscal 2000 and the first six months of fiscal 2000 primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net income for the second quarter of fiscal 2001 increased 48.3% to $15.6 million from $10.5 million for the second quarter of fiscal 2000 and net income per share (assuming dilution) for the second quarter of fiscal 2001 increased 46.7% to $1.76 per share from $1.20 per share for the second quarter of fiscal 2000. Net income for the first six months of fiscal 2001 increased 44.1% to $13.8 million from $9.6 million for the first six months of fiscal 2000 and net income per share (assuming dilution) for the six months of fiscal 2001 increased 43.1% to $1.56 per share from $1.09 per share for the first six months of fiscal 2000. As a percent of sales, net income increased 1.3 percentage points to 5.8% of sales for the second quarter of fiscal 2001 from 4.5% of sales for the second quarter of fiscal 2000 and increased .7 percentage point to 3.2% of sales for the first six months of fiscal 2001 from 2.5% of sales for the first six months of fiscal 2000.

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

The Company's inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At June 30, 2001, the Company's inventories had increased $29.0 million to $251.5 million from $222.5 million at December 30, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $41.7 million to $112.0 million at June 30, 2001 from $70.3 million at December 30, 2000. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At June 30, 2001, the Company had working capital of $111.5 million, which represented a $22.2 million decrease from December 30, 2000. This decrease resulted primarily from an increase in accounts payable without a corresponding increase in inventory and an increase in income taxes payable (mainly due to timing of payments).

Operations provided net cash of $39.5 million and used net cash of $3.1 million in the first six months of fiscal 2001 and 2000, respectively. The increase in net cash provided in the first six months of fiscal 2001 resulted primarily from inventories decreasing at a faster rate than accounts payable in the first six months of 2001 compared to the first six months of 2000, increases in accrued expenses and income taxes payable in the first six months of 2001 (mainly due to timing of payments) compared to decreases in the first six months of 2000, decreases in accounts receivable and prepaid expenses in the first six months of 2001 compared to increases in accounts receivable and prepaid expenses in the first six months of 2000 (mainly due to timing of collection of commitments from vendors for marketing support and prepaid costs on new stores).

Cash used in investing activities of $4.2 million for the first six months of fiscal 2001 represented a $6.1 million decrease over cash used in the first six months of fiscal 2000 of $10.3 million. The decrease in cash used in the first six months of fiscal 2001 reflects less capital expenditures as compared to the first six months of fiscal 2000 (mainly due to opening 11 new stores during the first six months of 2001 compared to 25 new stores during the first six months of 2000).

Financing activities in the first quarter of fiscal 2001 used $34.8 million in cash, which represented a $54.0 million increase in net cash used over the $19.2 million in net cash provided in the first six months of fiscal 2000. This increase in net cash used resulted primarily from net repayments under the Credit Agreement of approximately $35.8 million during the first six months of fiscal 2001 compared to net borrowings of approximately $20.9 million during the first six months of fiscal 2000, and, to a lesser extent, by repayments of other long-term debt of approximately $1.6 million during the first six months of fiscal 2001 compared to approximately $1.3 million during the first six months of fiscal 2000. These conditions were partially offset by the proceeds from life insurance of approximately $2.5 million received in the first six months of 2001.

The Company believes that its cash flow from operations, borrowings under its credit agreements and short-term trade credit will be sufficient to fund the Company's operations and its current growth and expansion plans.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates. To reduce such risks, the Company has entered into interest rate swap agreements as a means of managing its interest rate exposure. The interest rate swap agreements apply to a maximum of $30 million in outstanding borrowings under the Company's revolving credit agreement and also the outstanding term loan balance, approximately $8.8 million at June 30, 2001. All borrowings under the Company's revolving credit agreement and term loan agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate. An increase in interest rates of 100 basis points would not significantly affect the Company's net income. All of the Company's business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 26, 2001 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected for a three-year term two Class I directors nominated for election (Thomas O. Flood and Gerard E. Jones) as set forth in the proxy statement dated March 23, 2001. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

                                                      Current Term as
                         Name                         Director Expires
                         ----                         ----------------

                   Joseph D. Maxwell                        2002
                   Joseph M. Rodgers                        2002
                   Sam K. Reed                              2002
                   Joseph H. Scarlett, Jr.                  2003
                   S.P. Braud                               2003

(c) (1) The stockholders elected two Class I directors for a three-year term ending at the 2004 Annual Meeting of Stockholders.

                       Name                        For          Withheld
                       ----                        ---          --------

                 Thomas O. Flood               7,384,542          98,045
                 Gerard E. Jones               7,381,185         101,402

(c) (2) The stockholders ratified the reappointment of PricewaterhouseCoopers LLP as independent certified public accountants of the Company for the fiscal year ending December 29, 2001.

               For              Against           Abstain          Non-Vote
               ---              -------           -------          --------
            7,463,690           16,313             2,584              -0-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.58 Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRACTOR SUPPLY COMPANY



Date:  August 14, 2001         By:  /s/ Calvin B. Massmann
     -------------------          ----------------------------------------------
                                         Calvin B. Massmann
                                           Senior Vice President-
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)