Form 10-Q
period 2001-09-29
TRACTOR SUPPLY CO /DE/
filed 2001-11-09
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended                      September 29, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from                      to

Commission file number 000-23314

TRACTOR SUPPLY COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

320 Plus Park Boulevard, Nashville, Tennessee	37217

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 366-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 27, 2001

Common Stock, $.008 par value	8,828,909

TRACTOR SUPPLY COMPANY

INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements:

Balance Sheets - September 29, 2001 and December 30, 2000	3

Statements of Income - For the Fiscal Three and Nine Months Ended

September 29, 2001 and September 30, 2000	4

Statements of Cash Flows - For the Fiscal Nine Months Ended

September 29, 2001 and September 30, 2000	5

Notes to Unaudited Financial Statements	6 - 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACTOR SUPPLY COMPANY

BALANCE SHEETS
(in thousands)

	Sept. 29,	Dec. 30,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$14,069	$9,145

Accounts receivable, net	4,500	7,683

Inventories	253,238	222,535

Prepaid expenses	9,815	7,870

Total current assets	281,622	247,233

Land	6,365	6,449

Buildings and improvements	71,648	67,985

Machinery and equipment	52,517	49,304

Construction in progress	3,909	1,605

	134,439	125,343

Accumulated depreciation and amortization	(53,174)	(44,855)

Property and equipment, net	81,265	80,488

Deferred income taxes	1,112	1,112

Other assets	1,608	3,463

Total assets	$365,607	$332,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$95,865	$70,294

Accrued expenses	33,181	33,929

Current maturities of long-term debt	2,142	3,145

Current portion of capital lease obligations	279	279

Income taxes currently payable	8,522	1,643

Deferred income taxes	4,212	4,212

Total current liabilities	144,201	113,502

Revolving credit loan	39,000	50,007

Other long-term debt	6,072	10,131

Capital lease obligations	2,603	2,812

Other long-term liabilities	4,726	808

Stockholders’ equity:

Common stock, 100,000,000 shares authorized; $.008 par value; 8,823,133 and 8,792,527 shares issued and outstanding in 2001 and 2000, respectively	70	70

Additional paid-in capital	43,327	43,009

Retained earnings	128,177	111,957

Other comprehensive loss	(2,569)	—

Total stockholders’ equity	169,005	155,036

Total liabilities and stockholders’ equity	$365,607	$332,296

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$199,435	$175,478	$629,442	$555,301

Cost of merchandise sold	145,463	130,361	461,582	410,995

Gross margin	53,972	45,117	167,860	144,306

Selling, general and administrative expenses	46,223	38,908	132,683	114,746

Depreciation and amortization	2,816	2,590	8,354	7,217

Income from operations	4,933	3,619	26,823	22,343

Interest expense, net	1,021	1,725	3,603	4,337

Unusual item: gain on life insurance	—	—	2,173	—

Income before income taxes	3,912	1,894	25,393	18,006

Income tax provision	1,487	771	9,173	7,312

Net income	$2,425	$1,123	$16,220	$10,694

Net income per share — basic	$.28	$0.13	$1.84	$1.22

Net income per share — assuming dilution	$.27	$0.13	$1.82	$1.22

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal nine months ended

	Sept. 29,	Sept. 30,
	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$16,220	$10,694

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization expense	8,354	7,217

Gain on sale of property and equipment	(124)	(232)

Gain on proceeds from life insurance	(2,173)	—

Change in assets and liabilities:

Accounts receivable	3,183	(111)

Inventories	(30,703)	(59,436)

Prepaid expenses	(1,945)	(4,035)

Accounts payable	25,571	32,636

Accrued expenses	(748)	(8,587)

Income taxes currently payable	6,879	(3,249)

Other	1,387	(716)

Net cash provided by (used in) operating activities	25,901	(25,819)

Cash flows from investing activities:

Capital expenditures	(9,600)	(14,038)

Proceeds from sale of property and equipment	592	509

Liquidation of life insurance policies	1,462	—

Net cash used in investing activities	(7,546)	(13,529)

Cash flows from financing activities:

Net borrowings (repayments) under revolving credit loan	(11,007)	43,773

Repayment of long-term debt	(5,062)	(2,278)

Principal payments under capital lease obligations	(209)	(209)

Proceeds from life insurance	2,529	—

Proceeds from issuance of common stock	318	260

Net cash provided by (used in) financing activities	(13,431)	41,546

Net increase in cash and cash equivalents	4,924	2,198

Cash and cash equivalents at beginning of period	9,145	6,991

Cash and cash equivalents at end of period	$14,069	$9,189

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$3,472	$4,254

Income taxes	2,339	10,048

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2000. The results of operations for the fiscal three-month and nine-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s financial position as of September 29, 2001 and its results of operations and its cash flows for the fiscal three-month and nine-month periods ended September 29, 2001 and September 30, 2000.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently requires estimates and assumptions by management that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.

Inventories

The accompanying unaudited financial statements have been prepared without full physical inventories. The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,681,000 and $5,056,000 higher than reported at September 29, 2001 and December 30, 2000, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	2001

	Three months ended			Nine months ended
	September 29, 2001			September 29, 2001

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:

Net income	$2,425	8,814	$0.28	$16,220	8,811	$1.84

Stock options outstanding		237			114

Diluted net income per share	$2,425	9,051	$0.27	$16,220	8,925	$1.82

	2000

	Three months ended			Nine months ended
	September 30, 2000			September 30, 2000

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:

Net income	$1,123	8,784	$0.13	$10,694	8,779	$1.22

Stock options outstanding		—			22

Diluted net income per share	$1,123	8,784	$0.13	$10,694	8,801	$1.22

Note 2 — Seasonality:

The Company’s business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

Note 3 — Comprehensive Income:

On December 31, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The Company has reduced its exposure to increases in interest rates by entering into interest rate swap agreements. These interest rate swaps are designated as cash flow hedges. The adoption of SFAS 133 impacts the accounting for the Company’s interest rate swap agreements.

Upon adoption of SFAS 133, the Company recorded the fair value of the interest rate swaps on its balance sheet. The Company will continue to reflect the current fair value of interest rate swaps in its balance sheet. The related unrealized gains or losses on these swaps are deferred in stockholders’ equity (as a component of other comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related interest rates being hedged are recognized in interest expense. However, to the extent, if any, that the change in value of an interest rate swap contract does not perfectly offset the change in the value of the interest rate being hedged, that ineffective portion is immediately recognized in the results of operations.

Comprehensive income includes changes in the fair value of the Company’s interest rate swaps which qualify for hedge accounting. Comprehensive income totaled $1.4 million for the third quarter of fiscal 2001 compared to $1.1 million for the third quarter of fiscal 2000. The difference between net income and comprehensive income for the third quarter of fiscal 2001 is the result of $1.0 million increase in unrealized losses on swap contracts in the quarter recognized in accordance with SFAS 133. Comprehensive income totaled $13.6 million for the first nine months of fiscal 2001 compared to $10.7 million for the first nine months of fiscal 2000. The difference between net income and comprehensive income for the first nine months of fiscal 2001 is the result of $2.6 million of unrealized losses on swap contracts recognized in accordance with SFAS 133. As of September 29, 2001 the Company expects to reclassify approximately $1.3 million of net losses on interest rate swaps from accumulated other comprehensive loss to earnings over the next twelve months.

Note 4 — Gain on Proceeds from Life Insurance:

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.1 million gain on the benefit proceeds during the second quarter.

Note 5 — Subsequent Events:

Effective September 30, 2001, the Company formed two new wholly-owned subsidiaries, into which it transferred certain existing store and distribution operations located in Texas and Michigan.

In October 2001, the Company extended its revolving credit agreement by one year, setting the maturity to November 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes certain factors affecting Tractor Supply Company’s (the “Company”) results of operations for the fiscal three and nine-month periods ended September 29, 2001 and September 30, 2000, and significant developments affecting its financial condition since the end of the fiscal year, December 30, 2000, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2000. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly-qualified associates, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions, in general, and the seasonality of the Company’s business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

Results of Operations

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 29, 2001 and September 30, 2000

Net sales increased 13.7% to $199.4 million for the third quarter of fiscal 2001 from $175.5 million for the third quarter of fiscal 2000. Net sales rose 13.4% to $629.4 million for the first nine months of fiscal 2001 from $555.3 million for the first nine months of fiscal 2000. The sales increases resulted from the opening of new stores as well as comparable store sales (excluding relocations, using all stores open at least one year) which increased 6.8% for the third quarter of fiscal 2001 and 4.2% for the first nine months of fiscal 2001 compared to the corresponding periods in the prior fiscal year. Comparable store sales increased 6.8% in the third quarter as a result of new merchandising programs, improved moisture conditions and reduced competition in certain markets. The Company opened 15 new retail stores (four in the third quarter) during the first nine months of fiscal 2001. The Company opened 32 new retail stores (seven in the third quarter of fiscal 2000) and relocated one store during the first nine months of fiscal 2000. At September 29, 2001, the Company operated 320 retail stores (in 28 states) versus 302 stores (in 27 states) at September 30, 2000. The Company plans to open a total of 18 new stores in fiscal 2001, with three new store openings planned for the fourth quarter.

The gross margin rate increased 1.4 percentage points to 27.1% of sales for the third quarter of fiscal 2001 and increased .7 percentage point to 26.7% of sales for the first nine months of fiscal 2001 compared with the corresponding periods in the prior fiscal year. The gross margin rate increased for the third quarter of fiscal 2001 reflects improved product costs and changes in the sales mix.

As a percent of sales, selling, general and administrative (“SG&A”) expenses increased 1.0 percentage point to 23.2% of sales in the third quarter of fiscal 2001 and increased .4 percentage point to 21.1% of sales for the first nine months of fiscal 2001. On an absolute basis, SG&A expenses increased 18.8% to $46.2 million in the third quarter of fiscal 2001 and increased 15.6% to $132.7 million for the first nine months of fiscal 2001. The increase in expenses on a percentage-of-sales basis for the third quarter is primarily a result of increased investment in store level expenses (primarily payroll and training), higher incentive accruals, offset, in part, by greater leverage from same-store sales performance. The increase in absolute dollars is primarily attributable to costs associated with new store openings, as well as an increased investment in store payroll and training and higher incentive accruals.

Depreciation and amortization expense increased 8.7% and 15.8% over the prior year for the third quarter and the first nine months of fiscal 2001, respectively, due mainly to costs associated with new stores. Net interest expense decreased 40.8% to $1.0 million in the third quarter of fiscal 2001 and decreased 16.9% to $3.6 million in the first nine months of fiscal 2001 primarily due to reduced borrowings under its revolving credit agreement (the “Credit Agreement”), as well as reduced short-term borrowing rates during the quarter.

The Company’s effective tax rate decreased to 38.0% for the third quarter of fiscal 2001 compared with 40.7% for the third quarter of fiscal 2000. Exclusive of the non-taxable $2.1 million gain on the proceeds of life insurance, the Company’s effective tax rate decreased to 39.5% in first nine months of fiscal 2001, compared to 40.6% for the first nine months of fiscal 2000. The effective tax rate decreased primarily due to the receipt of miscellaneous state tax incentive credits in fiscal 2001.

As a result of the foregoing factors, net income for the third quarter of fiscal 2001 increased 115.9% to $2.4 million from $1.1 million for the third quarter of fiscal 2000, and net income per share (assuming dilution) for the third quarter of fiscal 2001 increased 107.7% to $.27 per share from $.13 per share for the third quarter of last year. Net income for the first nine months of fiscal 2001 increased 51.7% to $16.2 million from $10.7 million for the first nine months of fiscal 2000, and net income per share (assuming dilution) for the first nine months of fiscal 2001 increased 49.2% to $1.82 per share from $1.22 per share last year. As a percentage of sales, net income increased 0.6 percentage point to 1.2% of sales for the third quarter of fiscal 2001 from 0.6% of sales for the third quarter of fiscal 2000 and increased .7 percentage point to 2.6% of sales for the first nine months of fiscal 2001 from 1.9% of sales for the first nine months of fiscal 2000.

Liquidity and Capital Resources

In addition to normal operating expenses, the Company’s primary ongoing cash requirements are those necessary for the Company’s expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company’s primary ongoing sources of liquidity are funds provided from operations, commitments available under the Credit Agreement and short-term trade credit.

The Company’s inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At September 29, 2001, the Company’s inventories had increased $30.7 million to $253.2 million from $222.5 million at December 30, 2000. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $25.6 million to $95.9 million at September 29, 2001 from $70.3 million at December 30, 2000. Trade credit arises from the Company’s vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 29, 2001, the Company had working capital of $137.4 million, which represented a $3.7 million increase from December 30, 2000. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable, as well as an increase in income taxes payable due to timing of planned payments.

Operations provided net cash of $25.9 million and used net cash of $25.8 million in the first nine months of fiscal 2001 and 2000, respectively. The increase in net cash provided in the first nine months of fiscal 2001 resulted primarily from inventories increasing at a slower rate than accounts payable compared to the prior year (mainly due to lower average inventory levels per store and a higher level of inventory financed by short-term trade credit), an increase in income taxes payable (mainly due to timing of payments) compared to a decrease in the prior year, a smaller decrease in accrued expenses in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 (mainly due to timing of payments) and decreases in accounts receivable in fiscal 2001 compared to increases in fiscal 2000 (mainly due to timing of collection of commitments from vendors for marketing support).

Cash used in investing activities of $7.5 million for the first nine months of fiscal 2001 represented a $6.0 million decrease over cash used in the first nine months of fiscal 2000 of $13.5 million. The decrease in cash used during the first nine months of fiscal 2001 compared to the prior year primarily reflects less capital expenditures as compared to the first nine months of fiscal 2000 (mainly due to opening 15 new stores during the first nine months of fiscal 2001 compared with 32 new store openings during the first nine months of fiscal 2000).

Financing activities in the first nine months of fiscal 2001 used $13.4 million in cash, which represented a $54.9 million increase in net cash used over the $41.5 million in net cash provided in the first nine months of fiscal 2000. This increase in net cash used resulted primarily from net repayments under the Credit Agreement of approximately $11.0 million during the first nine months of fiscal 2001 compared to net borrowings of approximately $43.8 million during the first nine months of fiscal 2000, and, to a lesser extent, repayments of other long-term debt of approximately $5.1 million during the first nine months of fiscal 2001 compared to approximately $2.3 million during the first nine months of fiscal 2000. These conditions were partially offset by the proceeds from life insurance of approximately $2.5 million received in the first nine months of 2001.

The Company believes that its cash flow from operations, borrowings available under its credit agreements and short-term trade credit will be sufficient to fund the Company’s operations and its current growth and expansion plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks, including changes in interest rates. To reduce such risks, the Company has entered into interest rate swap agreements as a means of managing its interest rate exposure. The interest rate swap agreements apply to a maximum of $30 million in outstanding borrowings under the Company’s revolving credit agreement and also the outstanding term loan balance, approximately $8.2 million at September 29, 2001. All borrowings under the Company’s revolving credit agreement and term loan agreement bear interest at a variable rate based on the prime rate or the London Interbank Offered Rate (LIBOR). An increase in interest rates of 100 basis points would not significantly affect the Company’s net income. All of the Company’s business is transacted in U.S. dollars and, accordingly, foreign exchange rate fluctuations have never had a significant impact on the Company, and they are not expected to in the foreseeable future.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

None.

     (b)  Reports on Form 8-K

During the quarter, the Company filed one report on Form 8-K, dated September 17, 2001, reporting that the Company had dismissed PricewaterhouseCoopers LLP as its independent auditors. The Company engaged Ernst & Young LLP as its new independent auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 9, 2001	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President-Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)