Form 10-K405
period 2001-12-29
TRACTOR SUPPLY CO /DE/
filed 2002-03-28
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
————————
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      December 29 , 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number 000-23314

TRACTOR SUPPLY COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 Plus Park Boulevard, Nashville, Tennessee	37217

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 366-4600

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.008 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES    [X]                 NO     [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on January 31, 2002, was $210,523,960. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2002

Common Stock, $.008 par value	8,908,345

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS OR INFORMATION
PART I
Executive Officers of the Registrant
PART II
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
LETTER DATED 10/02/01
ANNUAL REPORT
CONSENT OF ERNST & YOUNG
CONSENT OF PRICEWATERHOUSECOOPERS
CONSENT OF PRICEWATERHOUSECOOPERS

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 are incorporated by reference into Parts II and IV of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations and other such matters are forward-looking statements.

All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly qualified associates, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general and the seasonality of the Company’s business. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

PART I

Item 1. Business

Overview

Tractor Supply Company, a Delaware corporation (“TSC” or the “Company”), was founded in 1938 as a catalog mail order tractor parts supplier. In 1982, the Company was purchased by a group of investors, including a member of the Company’s current management team who is a significant stockholder. In 1994, the Company made its initial public offering. Today, TSC is a specialty retailer which supplies products for the lifestyle needs of its target customers: hobby and part-time farmers and ranchers. The Company operates the largest chain of retail farm and ranch stores in the United States. TSC’s 323 stores, located in 28 states, typically range in size from 12,000 to 15,000 square feet of inside selling space and utilize at least as many square feet of outside selling space. Stores are located in rural communities and in the outlying areas of large cities where the rural lifestyle is a significant factor in the local economy.

The Company meets the lifestyle needs of its customers with a comprehensive selection of livestock and pet products (specialty feeds, supplements, equine supplies, medicines, veterinary supplies, fencing and livestock feeders); hardware and tool products (air compressors, welders, generators, pumps, plumbing and hand tools); seasonal products (riding mowers, tillers, lawn and garden supplies and heaters); truck accessories and trailers (truck tool boxes, trailers, towing accessories, tires, lubricants and batteries); clothing and footwear; and agriculture products (tractor parts and accessories, agricultural spraying equipment and tillage parts). The Company’s merchandising strategy combines this comprehensive product selection with strong inventory support.

Seasonality and Weather

The Company’s business is highly seasonal. Historically, the Company’s sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. The Company typically operates at a net loss in the first fiscal quarter of each year. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect the Company’s sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

Business Strategy

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

Market Niche. The Company is focused on enhanced financial performance through same store sales growth, which it believes will be accomplished in its specialized market niche — supplying the daily farming and maintenance needs of hobby and part-time farmers and ranchers. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

Customer Service. The Company is committed to providing superior customer service. It offers its customers a high level of in-store service through motivated, well-trained, technically proficient store employees. The Company believes the ability of its store employees to provide friendly, responsive, technical assistance is valued by its customers and helps to promote strong customer loyalty and repeat shopping.

Product Selection. The Company offers a comprehensive selection of high quality, nationally recognized brand name and private label products, focused principally on the needs of the hobby and part-time farmer and rancher. The Company seeks to offer an extensive assortment of merchandise in specialized products. The Company’s full line of product offerings is supported by a strong in-stock inventory position. An average store displays approximately 12,000 to 14,000 different products.

Pricing. The Company utilizes an “everyday low prices” strategy to consistently offer its products at competitive prices. The Company monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a “sale” oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

Technology. Management strives to improve operating efficiencies and reduce costs through the use of modern technologies. The Company utilizes a fully integrated computerized merchandise and warehouse management and point-of-sale system that permits the entire store network to communicate with the Company’s distribution centers and its management headquarters. The Company believes that this integrated system results in lower inventory carrying costs, improved in-stock positions and enhanced inventory control, as well as management and purchasing efficiencies. The Company believes that its ongoing commitment to utilize modern technologies creates a competitive advantage.

Store Locations. The Company’s strategy is to locate its stores in areas where the rural lifestyle is a significant factor in the local economy. The Company believes it has developed a sophisticated, proven methodology for selecting new store sites.

Vendor Partnering. The Company has established close working relationships with many of its principal vendors to manage stock levels, develop new products, plan promotions and design merchandise displays. The Company intends to continue to expand its vendor partnering strategy to include most of its other key vendors.

Advertising. To generate store traffic and position TSC as a destination store, the Company promotes broad selections of merchandise with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. The Company enhances its print marketing and advertising programs through the expanded use of radio and national television. In connection with these programs, the Company has retained George Strait, a renowned country music entertainer, as its national spokesman.

Store Environment. TSC’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays, both inside and outside the store, and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable employees in order to provide a friendly, enjoyable shopping experience.

Growth Strategy

The Company’s current and long-term growth strategy is built on a combination of (1) expanded geographic market presence, achieved through the opening of new retail stores and (2) enhanced financial performance through comparable store sales increases, achieved through aggressive merchandising programs with an “everyday low prices” philosophy, supported by strong customer service. Since the Company’s initial public offering in February 1994, the Company has opened 177 new retail stores (an annualized unit growth rate of 10.1%) and relocated 15. These new stores have increased the Company’s market presence in the Southwest, primarily in Texas, and in the Southeast, primarily in Tennessee, Kentucky, North Carolina and Florida. This expansion brings the Company’s total store count to 323 (in 28 states) as of December 29, 2001. During this period, the Company has also closed six stores (excluding relocations).

The Company continued its new store growth plan with an approximate 6% overall new store unit growth in fiscal 2001. The Company has a base plan to open 25 stores in fiscal 2002 (an approximate 8% unit growth rate) and, with the acquisition of certain real estate properties and lease rights from Quality Stores, Inc., an additional 87 stores.

After the close of fiscal year 2001, the United States Bankruptcy Court approved a transaction for the sale of certain assets of Quality Stores, Inc., the Company’s single largest national competitor. The Company purchased the real property for 24 stores, the lease rights to 76 stores and the furniture and fixtures from 100 stores. Total consideration, including estimated transaction costs, was approximately $35 million. The Company may sell and leasback 20 of the real properties and sell four properties with expected proceeds of approximately $23 million. Alternatively, the Company may mortgage the related properties or otherwise obtain long-term financing. The Company plans to open 87 of the locations as new Tractor Supply stores by the middle of fiscal 2002 and to relocate existing Tractor Supply stores in nine other locations later in the same year. Capital expenditures to convert the stores to the Tractor Supply format are expected to be $12 to $13 million and inventories for the converted stores are expected to total between $55 and $60 million. The Company believes that its cash flow from operations, borrowings available under its Senior Credit Facility and short-term trade credit will be sufficient to fund this expansion.

The Company’s strategy is generally to lease its new stores. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $800,000 to $1,000,000, the majority of which is for initial acquisition of inventory and capital expenditures, principally leasehold improvements, fixtures and equipment, and the balance of which is for store opening expenses.

The Company plans to relocate a total of 10 to 12 stores in fiscal 2002 and an average of three or four additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $200,000 to $550,000 depending on whether the Company is responsible for any renovation or remodeling costs.

The Company plans to extensively remodel an average of two or three of its strong performing stores each year over the next several years. The estimated cash required to complete a major remodeling typically ranges from $200,000 to $400,000. The Company also plans to perform minor remodelings of its stores on an on-going basis to ensure overall Company physical facility standards are maintained. The estimated cash required to complete a minor remodeling typically ranges from $40,000 to $80,000.

Store Environment and Merchandising

The Company’s stores are designed and managed to create a pleasant environment, maximize sales and operating efficiencies and make shopping an enjoyable experience. The Company’s stores are clean, open and bright. The average Company store has approximately 13,000 square feet of inside selling space. The Company typically utilizes at least 12,000 square feet of outside space from which it merchandises certain farm-related and lawn and garden products. Visual displays inside and outside can be changed easily for seasonal products and promotions and space can be reallocated easily among departments.

The following chart indicates the average percentages of sales represented by each of the Company’s major product categories during fiscal 2001, 2000 and 1999:

	Percent of Total Sales

Product Category	2001	2000	1999

Livestock and Pet	30%	29%	27%

Hardware and Tools	17	18	20

Seasonal Products	22	22	22

Truck/Trailer/Tow/Lube	13	13	13

Clothing and Footwear	9	9	9

Agriculture Products	9	9	9

	100%	100%	100%

The Company’s stores carry a consistent merchandise mix, tailored to some extent to specific regional needs and store size, and stock an average of 12,000 to 14,000 products. The Company’s stores carry a wide selection of quality, nationally recognized, name brand merchandise. The Company also markets private label merchandise under the Huskee, Traveller, Producer’s Pride, Retriever and Dumor registered trademarks.

Customer Service

The Company is committed to providing superior customer service. Store employees are the key to quality customer service, and the Company seeks to provide them with decision-making authority and training to enable them to meet customer needs.

The Company’s refund policy is “hassle free” if within 30 days of date of purchase and accompanied by a receipt. However, the Company also has a “satisfaction guaranteed” policy, such that if customers are not satisfied, store employees are authorized, at their discretion, to offer to repair or exchange the product, or offer store credits or refunds, irrespective of when the product was purchased. The Company believes that by providing these services it improves customer satisfaction, builds customer loyalty and generates repeat business.

TSC offers a proprietary, third party credit card for individual retail customers. In addition, TSC accepts Visa, MasterCard and Discover credit cards.

The Company devotes considerable resources to training its store employees, often in cooperation with its vendors. The Company’s training programs include (i) a full management training program for manager trainees which covers all aspects of the Company’s operations, (ii) product knowledge video tapes produced in conjunction with over 100 of its vendors, (iii) semi-annual retail training skills classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from the Company’s management headquarters. The Company seeks to hire and train store employees with farming and ranching backgrounds, with particular emphasis in general maintenance, equine and welding.

Purchasing and Distribution

The Company offers an extensive selection of farm and ranch maintenance and other specialty products. The Company’s business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 1,000 vendors, the five largest of which accounted for less than 25% of the Company’s total purchases in fiscal 2001 and one of which (MTD Products, Inc.) accounted for more than 10% of the Company’s purchases during such year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Over 90% of the Company’s purchase orders are transmitted through an electronic data interchanges (“EDI”) system, and approximately 50% of vendor invoices are transmitted through EDI. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company’s merchandise purchasing is centrally managed.

The Company operates a 500,000 square foot distribution center in Pendleton, Indiana, a 144,000 square foot distribution center in Omaha, Nebraska and a 105,000 square foot distribution center in Waco, Texas, from which it serviced approximately 207 stores, 49 stores and 67 stores, respectively, at December 29, 2001. The Company also utilizes a 57,000 square foot, strategically located “cross-dock” facility in Rural Hall, North Carolina to support the main distribution centers and transportation system network in servicing certain stores located in the Southeast region of the country. In fiscal 2001, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company’s stores. The main distribution centers ship to its stores using a dedicated contract carrier, UPS Logistics Group, Inc. (“UPS”). UPS manages the dedicated transportation services for the Company’s distribution centers and the “cross-dock” facility, as well as the vendor direct-to-store shipments. Additionally, UPS is responsible for the inbound freight management from over 300 vendors. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

Management Information and Control Systems

The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system, a purchase order management system, a replenishment system, a merchandise planning system and sales, inventory and gross margin management reporting systems. These systems are fully integrated and track merchandise from order through sale. All operational data from these systems is also fully integrated with the Company’s financial systems.

The Company continues to evaluate and improve the functionality of its systems to maximize their effectiveness. Such efforts will include an ongoing evaluation of the optimal software configuration (including system enhancements and upgrades) as well as the adequacy of the underlying hardware components. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the system to manage the Company’s operations.

Competition

The Company operates in a highly competitive market. While the Company believes it has successfully differentiated itself from general merchandise, home center (i.e. “big box”) retailers and other specialty and discount retailers, the Company faces select competition from these entities, as well as competition from independently owned retail farm stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

Management and Employees

As of December 29, 2001, the Company employed approximately 2,100 full-time and approximately 2,100 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 30 employees of the Company’s Omaha, Nebraska distribution center were covered by a collective bargaining agreement. This collective bargaining agreement expires in July 2002.

Management believes its district managers, store managers and other supervisory personnel have contributed significantly to the Company’s performance. Management encourages the participation of all store employees in decision making, regularly solicits input and suggestions from store employees and responds to the suggestions expressed by Company employees. Management believes it has good relationships with its employees.

Two of the five members of the Company’s senior management, most of the Company’s district managers and a significant portion of the Company’s store managers were promoted to their positions from within the Company. All members of senior management have at least 15 years of business experience and one member of senior management has over 20 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 6.3 years and 5.3 years, respectively. Management believes internal promotions coupled with the hiring of individuals with previous retail experience will provide the management structure necessary to support expected store growth.

Item 2. Properties

At December 29, 2001, the Company operated 323 stores in 28 states. The Company leases its four distribution facilities and its management headquarters, owns 65 stores and leases 258 stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company’s option. None of the store leases individually is material to the Company’s operations. The leases at its Pendleton, Indiana; Omaha, Nebraska; Waco, Texas and Rural Hall, North Carolina distribution facilities expire in 2015, 2004, 2002 and 2004 respectively, and the lease for its management headquarters expires in 2007. The lease agreement for the Waco distribution facility includes two 6-month renewal options, which allows the term to extend into 2003. Six of the Company’s stores are leased from affiliated parties. See Item 13. “Certain Relationships and Related Transactions”.

As of December 29, 2001, the Company operated 323 stores in 28 states as follows:

	Number		Number
State	of Stores	State	of Stores

Texas	62	North Dakota	7

Ohio	38	Arkansas	6

Tennessee	31	Missouri	6

Michigan	23	Nebraska	6

Indiana	20	Minnesota	5

North Carolina	19	Oklahoma	5

Kentucky	15	South Dakota	4

Florida	13	Alabama	3

Illinois	10	Maryland	2

Virginia	10	Georgia	1

Iowa	9	Mississippi	1

Kansas	8	Montana	1

Pennsylvania	8	New York	1

South Carolina	8	Wisconsin	1

Item 3. Legal Proceedings

The Company is involved in various litigation matters involving routine claims and lawsuits arising in the ordinary course of its business. The Company does not believe that such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on the Company’s business. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect upon the capital expenditures, earnings or competitive position of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the Company’s fiscal year ended December 29, 2001.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 18, 2002.

The following is a list of the names and ages of all officers, including the executive officers, of the registrant indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age

Joseph H. Scarlett, Jr.	Chairman of the Board, Chief Executive Officer and Director	59

James F. Wright	President and Chief Operating Officer	52

Gerald W. Brase	Senior Vice President-Merchandising	48

Calvin B. Massmann	Senior Vice President-Chief Financial Officer and Treasurer	58

Stanley L. Ruta	Senior Vice President–Store Operations	50

John W. Atkins	Vice President-Information Technology	39

Blake A. Fohl	Vice President-Marketing	42

Mark D. Gillman	Vice President-Store Operations	41

Lawrence Goldberg	Vice President-Logistics	59

Stephen E. Hull	Vice President-Real Estate	44

David C. Lewis	Vice President-Controller and Corporate Secretary	43

Gary M. Magoni	Vice President-Store Operations	55

Thomas P. Parrish	Vice President-Divisional Merchandise Manager	39

Kimberly D. Vella	Vice President-Human Resources	35

Joseph H. Scarlett, Jr. has served as Chairman of the Board and Chief Executive Officer of the Company since 1993, having previously served as President and Chief Operating Officer of the Company from 1987 to 1993. Between 1979 and 1987, Mr. Scarlett served as Vice President-Personnel, Senior Vice President-Administration and Executive Vice President-Operations of the Company. Mr. Scarlett has served as a director of the Company since 1982.

James F. Wright has served as President and Chief Operating Officer of the Company since October 2000. Mr. Wright previously served as President and Chief Executive Officer of Tire Kingdom, a tire and automotive services retailer, from May 1997 to June 2000. From 1988 to 1996, Mr. Wright held senior management-level positions with Western Auto Supply Co., having responsibilities for merchandising and store operations.

Gerald W. Brase has served as Senior Vice President-Merchandising of the Company since September 1997. Mr. Brase previously served as Divisional Vice President for Builders Square, a subsidiary of Kmart Corporation from 1993 to 1997.

Calvin B. Massmann has served as Senior Vice President-Chief Financial Officer and Treasurer since January 2000. Mr. Massmann previously served as an independent business consultant during 1998 and 1999. From 1995 to 1997, Mr. Massmann served as Senior Vice President and Chief Financial Officer for Builders Square, a subsidiary of Kmart Corporation.

Stanley L. Ruta has served as Senior Vice President-Store Operations since June 2000, after having served as a Vice President-Store Operations of the Company since 1994.

John W. Atkins has served as Vice President-Information Technology of the Company since April 1999, after having served as Vice President-Farm Merchandising of the Company since December 1996 and as Division Merchandise Manager of Farm Products of the Company since 1995 and as a Buyer for the Company since 1992.

Blake A. Fohl has served as Vice President-Marketing of the Company since December 1996, after having served as Director of Marketing of the Company since June 1995 and as a Buyer for the Company since 1992.

Mark D. Gillman has served as a Vice President-Store Operations of the Company since October 1999, after having served as District Manager since 1991 and as a store manager for the Company since 1982.

Lawrence Goldberg has served as Vice President-Logistics of the Company since October 1993, after having served as Director of Distribution of the Company since 1992.

Stephen E. Hull has served as Vice President-Real Estate of the Company since January 1999, after having served as Director of Real Estate of the Company since 1998. Mr. Hull previously served as Vice President of Real Estate of Heilig-Myers Corporation from 1990 to 1998.

David C. Lewis has served as Vice President-Controller and Corporate Secretary since April 2000, after having served as Assistant Controller of the Company since November 1995.

Gary M. Magoni has served as Vice President-Store Operations of the Company since 1989.

Thomas P. Parrish has served as Vice President of Merchandising-Farm Products since October 2001, after having served as Divisional Merchandise Manager of Farm Products of the Company since 1999. Prior to 1999, Mr. Parrish served as a Buyer of the Company from 1995 to 1999 and Assistant Buyer from 1993 to 1995.

Kimberly D. Vella has served as Vice President-Human Resources since October 2001, after having served as Director of Human Resources since September 1997 and Manager of Human Resources of the Company since January 1997.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol “TSCO”.

The table below sets forth the high and low sales prices of the Company’s Common Stock as reported by The Nasdaq National Market for each fiscal quarter of the periods indicated:

	Price Range

	Fiscal 2001		Fiscal 2000

	High	Low	High	Low

First Quarter	$14.94	$8.50	$21.00	$14.63

Second Quarter	$16.45	$13.50	$22.00	$12.00

Third Quarter	$24.48	$14.80	$17.19	$9.69

Fourth Quarter	$34.98	$17.47	$11.06	$6.50

As of January 31, 2002, the approximate number of record holders of the Company’s Common Stock was 76 (excluding individual participants in nominee security position listings) and the estimated number of beneficial holders of the Company’s Common Stock was 4,500.

The Company has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain all earnings for future operation and expansion of its business and, therefore, does not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company’s Board of Directors and subject to the Company’s results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is also restricted from paying cash dividends by the terms of its various financing agreements.

Item 6. Selected Financial Data

The information set forth under the caption “Five Year Selected Financial and Operating Highlights” on page 14 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 22 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Market Risks” of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 21 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information set forth under the captions “Report of Independent Auditors”, “Consolidated Balance Sheets,” “Consolidated Statements of Income”, “ Consolidated Statement of Changes in Stockholders’ Equity”, “Consolidated Statements of Cash Flows”, and “Consolidated Notes to Financial Statements” on pages 22 through 36 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 is incorporated herein by reference.

The Company’s unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported by the Company in a Form 8-K filed on September 21, 2001, the Company appointed Ernst & Young LLP as the Company’s independent auditors and dismissed PricewaterhouseCoopers LLP. The report of PricewaterhouseCoopers LLP on the financial statements of the Company for the fiscal years ended December 30, 2000 and January 1, 2000 contained no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 30, 2000 and January 1, 2000, and through September 17, 2001, there were no disagreements or reportable events. The decision to change firms was approved by the Audit Committee of the Company’s Board of Directors.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Election of Class I and II Directors and Information Regarding Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” on pages 2 through 4 and 13 and 14, respectively, of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2002 is incorporated herein by reference.

The information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Board of Directors and Committees of the Board — Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Compensation Committee’s Report on Executive Compensation”, and “Performance Graph” on pages 4 through 12 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2002 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 14 and 15 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2002 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Interests of Management in Certain Transactions” on page 13 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2002 is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)(1)	Financial Statements

The following financial statements and related notes of the Company contained on pages 22 through 36 of the Company’s Annual Report to Stockholders for the fiscal year ended December 29, 2001 are incorporated herein by reference:

Report of Independent Auditors

Consolidated Statements of Income — Fiscal Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

Consolidated Balance Sheets – December 29, 2001 and December 30, 2000

Consolidated Statement of Changes in Stockholders’ Equity — Fiscal Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

Consolidated Statements of Cash Flows — Fiscal Years Ended December 29, 2001, December 30, 2000 and January 1, 2000

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 14 through 20 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 29, 2001.

(d)	Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of the Company as of December 30, 2000 and for the two years in the period ended December 30, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
      Stockholders of Tractor Supply Company

In our opinion, the balance sheet as of December 30, 2000 and the related statements of income, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 30, 2000 present fairly, in all material respects, the financial position of Tractor Supply Company at December 30, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion. We have not audited the financial statements of Tractor Supply Company for any period subsequent to December 30, 2000.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee
January 24, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	March 28, 2002	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Scarlett, Jr. Joseph H. Scarlett, Jr.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ Calvin B. Massmann Calvin B. Massmann	Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2002

/s/ Thomas O. Flood Thomas O. Flood	Director	March 28, 2002

/s/ Joseph D. Maxwell Joseph D. Maxwell	Director	March 28, 2002

/s/ S.P. Braud S.P. Braud	Director	March 28, 2002

/s/ Joseph M. Rodgers Joseph M. Rodgers	Director	March 28, 2002

/s/ Gerard E. Jones Gerard E. Jones	Director	March 28, 2002

/s/ Sam K. Reed Sam K. Reed	Director	March 28, 2002

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

3.1	Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No. 000-23314, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No. 000-23314, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on May 13, 1997 (filed as Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No. 000-23314, and incorporated herein by reference).

3.4	Amended and Restated By-laws of the Company as currently in effect (filed as Exhibit 3.7 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.1	Revolving Credit Agreement, dated as of August 31, 1994, among the Company, The First National Bank of Boston, as agent and for itself, and First American National Bank (filed as Exhibit 1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 1994, Commission File No. 000-23314, and incorporated herein by reference).

10.2	Revolving Credit Note, dated as of August 31, 1994, issued by the Company to The First National Bank of Boston in the aggregate principal amount of $25 million (filed as Exhibit 2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 1994, Commission File No. 000-23314, and incorporated herein by reference).

10.3	Revolving Credit Note, dated as of August 31, 1994, issued by the Company to First American National Bank in the aggregate principal amount of $5 million (filed as Exhibit 3 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 1994, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.4	First Amendment to Revolving Credit Agreement, dated as of July 31, 1996, among the Company and The First National Bank of Boston, as agent and for itself and First American National Bank (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-23314, filed with the Commission on November 6, 1996, and incorporated herein by reference).

10.5	Amended and Restated Revolving Credit Note, dated as of July 31, 1996, issued by the Company to First American National Bank in the aggregate principal amount of $20 million (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, Commission File No. 000-23314, filed with the Commission on November 6, 1996, and incorporated herein by reference).

10.6	Second Amendment to Revolving Credit Agreement, dated as of March 23, 1998, among the Company and BankBoston, N.A. (successor to The First National Bank of Boston) as agent and for itself, First American National Bank, and SunTrust Bank Nashville, N.A. (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.7	Revolving Credit Note, dated as of March 23, 1998, issued by the Company to SunTrust Bank Nashville, N.A. in the aggregate principal amount of $15 million (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.8	Loan Agreement, dated as of June 30, 1998 between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.37 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.9	Term Note, dated as of June 30, 1998, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $15 million (filed as Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 30, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.10	Note Agreement (the “Note Agreement”), dated as of April 1, 1988, among the Company, The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (filed as Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.11	First Amendment to Note Agreement, dated April 1, 1991, among the Company, The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (filed as Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.12	Second Amendment to Note Agreement, dated as of February 1, 1992, among the Company, The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (filed as Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.13	Third Amendment to Note Agreement, dated as of July 1, 1993, among the Company, The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America (filed as Exhibit 10.6 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.14	Form of Adjustable Rate First Mortgage Notes due January 1, 2004 issued by the Company to The Mutual Life Insurance Company of New York and MONY Life Insurance Company of America pursuant to the Note Agreement, as amended (filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.15	Form of Mortgage, dated as of May 10, 1988, from the Company to The Mutual Life Insurance Company of New York pursuant to the Note Agreement, as amended (filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.16	Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph H., Jr. and Dorothy F. Scarlett (relating to Omaha, Nebraska store) (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.17	Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. and Juliann K. Maxwell (relating to Nashville, Tennessee store) (filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.18	Indenture of Lease, dated as of January 1, 1986, between the Company and Thomas O. and Vickie Flood (relating to Mandan, North Dakota store) (filed as Exhibit 10.19 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.19	Indenture of Lease, dated as of September 15, 1986, between the Company and GOF Partners (relating to Nashville, Tennessee management headquarters) (filed as Exhibit 10.20 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.20	Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.21	Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 8, 1997, Commission File No. 000-23314, and incorporated herein by reference).

10.22	Senior Executive Incentive Plan of the Company (filed as Exhibit 10.28 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.23	Other Executive Incentive Plan of the Company (filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.24	Form of Deferred Compensation Agreement constituting the Deferred Compensation Plan of the Company (filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 18, 1998, Commission File No. 000-23314, and incorporated herein by reference).

10.25	Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.26	Summary plan description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.27	Agreement, effective April 1, 1996, between the Company and Chauffeurs, Teamsters, Warehousemen and Helpers, Local Union No. 135 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 21, 1997, Commission File No. 000-23314, and incorporated herein by reference).

10.28	Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).

10.29	Indemnification Agreement, dated January 27, 1994, between the Company and Thomas O. Flood (filed as Exhibit 10.38 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.30	Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.31	Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.32	Noncompetition Agreement, dated as of June 30, 1996, between the Company and Joseph D. Maxwell (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 31, 1997, Commission File No. 000-23314, and incorporated herein by reference).

10.33	Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair Scarlett (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.34	Split-Dollar Agreement, dated January 2, 1998, between the Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997 Irrevocable Trust under Agreement dated November 10, 1997. (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.35	Term Note, dated as of September 2, 1999, issued by the Company to SunTrust Bank, Nashville, N.A., a national banking association, in the aggregate amount of $15 million (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.36	Noncompetition Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.37	Consulting Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.38	Third Amendment to Revolving Credit Agreement, dated as of November 15, 1999 among the Company and SunTrust Bank Nashville, N.A. (replaced Bank Boston, N.A. as agent), as agent and for itself, AmSouth Bank (successor to First America National Bank), an national banking association, and Bank of America, a national banking association (filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.39	Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.40	Agreement, effective August 1, 1999 between the Company and General Drivers & Helpers Union, Local #554 (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission No. 000-23314, and incorporated herein by reference).

10.41	Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly report on Form 10-Q, filed with the Commission on August 4, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.42	Loan Agreement, dated as of August 10, 2000 between the Company and Bank of America, N.A. (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.43	Term Note, dated as of August 10, 2000 issued by the Company to Bank of America, N.A., in the aggregate amount of $20 million (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.44	Revolving Credit Agreement, dated as of November 3, 2000 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.45	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Bank of America, N.A (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.46	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Firstar Bank, N. A. (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.47	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.48	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.49	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.50	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.51	Revolving Note, dated as of December 30, 2000 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.52	Amended and Restated Loan Agreement, dated as of November 3, 2000, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.53	Amended and Restated Term Note, dated as of November 3, 2000, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $9,999,945 (filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.54	First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit 10.56 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.55	Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.56	Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

*10.57	Letter, dated October 2, 2001, from Bank of America, N.A., as Administrative Agent, approving a one-year extension of the Revolving Credit Agreement to November 2, 2004.

*13.1	Annual Report to Stockholders for the fiscal year ended December 29, 2001.

*23.1	Consent of Ernst & Young LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*23.3	Consent of PricewaterhouseCoopers LLP.

*	Filed herewith.