Form 10-Q
period 2002-03-30
TRACTOR SUPPLY CO /DE/
filed 2002-05-13
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2002

OR

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

YES        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2002

Common Stock, $.008 par value	9,005,724

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
EXECUTIVE DEFERRED COMPENSATION PLAN
LETTER AGREEMENT
AMENDED LETTER AGREEMENT
AGENCY AGREEMENT
AMENDMENT NO.1 TO THE AGENCY AGREEMENT
AMENDMENT NO.2 TO THE AGENCY AGREEMENT
AMENDMENT NO.3 TO THE AGENCY AGREEMENT

TRACTOR SUPPLY COMPANY

INDEX

Page No.

Part I. Financial Information:

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets — March 30, 2002 and December 29, 2001	3

Consolidated Statements of Operations — For the Fiscal Three Months Ended March 30, 2002 and March 31, 2001	4

Consolidated Statements of Cash Flows — For the Fiscal Three Months Ended March 30, 2002 and March 31, 2001	5

Notes to Unaudited Consolidated Financial Statements	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 30,	December 29,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$14,766	$8,927

Accounts receivable, net	6,486	6,516

Inventories	290,008	221,979

Prepaid expenses and other current assets	17,266	14,540

Assets held for sale	4,430	—

Total current assets	332,956	251,962

Land	13,314	6,365

Buildings and improvements	85,197	72,682

Machinery and equipment	62,062	53,250

Construction in progress	7,723	5,699

	168,296	137,996

Accumulated depreciation and amortization	(59,081)	(56,008)

Property and equipment, net	109,215	81,988

Deferred income taxes	2,549	2,741

Other assets	1,827	1,791

Total assets	$446,547	$338,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$160,108	$80,974

Accrued expenses	35,037	42,943

Current maturities of long-term debt	2,142	2,142

Current portion of capital lease obligations	309	309

Income taxes currently payable	42	3,111

Deferred income taxes	174	174

Total current liabilities	197,812	129,653

Revolving credit loan	58,000	15,117

Other long-term debt	5,001	5,537

Capital lease obligations	2,426	2,503

Other long-term liabilities	3,672	4,376

Total liabilities	266,911	157,186

Stockholders’ equity:

Common stock, 100,000,000 shares authorized; $.008 par value; 8,993,425 and 8,893,681 shares issued and outstanding in 2002 and 2001, respectively	72	71

Additional paid-in capital	46,935	44,916

Retained earnings	133,721	137,731

Accumulated other comprehensive loss	(1,092)	(1,422)

Total stockholders’ equity	179,636	181,296

Total liabilities and stockholders’ equity	$446,547	$338,482

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the fiscal three months ended

	March 30,	March 31,
	2002	2001

	(Unaudited)
Net sales	$193,810	$162,517

Cost of merchandise sold	141,831	120,422

Gross margin	51,979	42,095

Selling, general and administrative expenses	54,287	40,953

Depreciation and amortization	3,093	2,707

Loss from operations	(5,401)	(1,565)

Interest expense, net	1,067	1,517

Loss before income taxes	(6,468)	(3,082)

Income tax benefit	(2,458)	(1,233)

Net loss	$(4,010)	$(1,849)

Net loss per share — basic	$(.45)	$(.21)

Net loss per share — assuming dilution	$(.45)	$(.21)

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended

	March 30,	March 31,
	2002	2001___

	(Unaudited)
Cash flows from operating activities:

Net loss	$(4,010)	$(1,849)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization expense	3,093	2,707

Loss (gain) on sale of property and equipment	5	(101)

Asset impairment — store closings and relocation	572	—

Deferred income taxes	192	—

Change in assets and liabilities:

Accounts receivable	30	1,273

Inventories	(68,029)	(46,708)

Prepaid expenses	(191)	1,239

Accounts payable	79,134	46,994

Accrued expenses	(7,906)	(2,793)

Income taxes currently payable	(3,069)	(1,643)

Other	(394)	(149)

Net cash used in operating activities	(573)	(1,030)

Cash flows from investing activities:

Capital expenditures	(37,878)	(2,321)

Proceeds from sale of property and equipment	—	237

Net cash used in investing activities	(37,878)	(2,084)

Cash flows from financing activities:

Net borrowings under revolving credit loan	42,883	8,993

Repayment of other long-term debt	(536)	(776)

Principal payments under capital lease obligations	(77)	(70)

Proceeds from issuance of common stock	2,020	94

Net cash provided by financing activities	44,290	8,241

Net increase in cash and cash equivalents	5,839	5,127

Cash and cash equivalents at beginning of period	8,927	9,145

Cash and cash equivalents at end of period	$14,766	$14,272

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$927	$1,397

Income taxes	613	441

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the Company’s consolidated financial position as of March 30, 2002 and its consolidated results of operations and its consolidated cash flows for the fiscal three-month periods ended March 30, 2002 and March 31, 2001.

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

Significant estimates and assumptions by management primarily impact the following key financial areas:

Inventory Valuation
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives.

Inventory Shrinkage
The Company estimates its expected shrinkage of inventory between physical inventory counts by assessing the chain-wide average shrinkage experience rate, applied to the related period’s sales volume. Such assessments are updated on a regular basis for the most recent individual store experiences.

Sales Returns
The Company generally honors customer refunds within 30 days of the original purchase, with the supporting receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period. Due to the seasonality of the Company’s sales, the refund experience can vary, depending on the fiscal quarter of measurement.

Inventories

The accompanying unaudited consolidated financial statements have been prepared without full physical inventories. The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,861,000 and $6,631,000 higher than reported at March 30, 2002 and December 29, 2001, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Derivative Instruments and Hedging Activities

The Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement has the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense. The Company’s interest rate swap agreement is designated as a cash flow hedge.

The Company recognized all derivative instruments in its balance sheet at fair value, adjusting the carrying value of the interest rate swap to reflect its current fair value. The related gain or loss on the swap is deferred in stockholders’ equity (as a component of comprehensive income). The deferred gain or loss is recognized in income in the period in which the related interest rate payments being hedged have been recognized as expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the interest rate payments being hedged, that ineffective portion is immediately recognized as expense.

Impairment of Long-Lived Assets

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Accordingly, when the Company commits to relocate or close a store, the estimated unrecoverable costs are charged to operating expenses. Such costs include the estimated loss on the sale of land and buildings, the book value of abandoned fixtures, equipment and leasehold improvements, and a provision for the present value of future lease obligations, less estimated sub-lease income. For the fiscal three months ended March 30, 2002, the Company provided $572,000 for asset impairment and $544,000 for other unrecoverable obligations as a result of identified store relocations and closings. These provisions are included in selling, general and administrative expenses in the accompanying statement of operations.

Net Loss Per Share

Net loss per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	March 30, 2002			March 31, 2001

			Per Share			Per Share
	Loss	Shares	Amount	Loss	Shares	Amount

Net loss	$(4,010)	8,946	$(0.45)	$(1,849)	8,802	$(0.21)

Common stock equivalents have been excluded from the per share calculation because their inclusion would have an anti-dilutive effect.

Note 2 — Seasonality:

The Company’s business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

Note 3 — Comprehensive Loss:

Comprehensive loss includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive loss for each period is as follows (in thousands):

		Three months ended
	March 30, 2002	March 31, 2001

Net loss-as reported	$(4,010)	$(1,849)

Unrealized gain (loss) on interest rate swap agreement	330	(1,701)

Comprehensive loss	$(3,680)	$(3,550)

Note 4 — Excess of Fair Value of Assets Acquired Over Cost:

On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill amortization ceases upon adoption of the standard. The new rule also requires an initial goodwill impairment assessment in the year of adoption and annual impairment test thereafter. At December 29, 2001 the Company had unamortized negative goodwill of $175,000. Application of this Statement resulted in the write-off of this remaining negative goodwill.

Note 5 — Significant Asset Purchase:

On December 31, 2001, the Company, through a joint venture with Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management LLC, was the successful bidder at a liquidation bankruptcy auction for the buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., a debtor and debtor in possession under Chapter 11 of the United States Bankruptcy Code. The bid, which has been approved by the United States Bankruptcy Court for the Western District of Michigan, provides for the Joint Venture to act as exclusive agent for the disposition of substantially all of the store assets located in New York, Pennsylvania, Virginia, Maryland, West Virginia, Delaware, Kentucky, Ohio, Indiana and Michigan. The Company’s contribution to the bid totaled $34 million and was funded entirely through the Company’s Senior Credit Facility.

Under its agreement with the other joint venture partners, the Company acquired the buildings for approximately 25 retail stores, assumed the building lease rights for approximately 77 additional retail stores and acquired the related equipment, furniture and fixtures. The Company plans to open 87 of the locations as new Tractor Supply stores by the middle of fiscal 2002 and to relocate existing Tractor Supply stores in nine other locations later in the same year. The liquidation of the existing inventory by other members of the joint venture was completed in late February 2002, with the Company having conducted hiring, training, refurbishment and merchandising efforts throughout the fiscal quarter.

The Company intends to sell six of the 25 buildings acquired in the purchase and is actively marketing these locations. The sale of these locations is expected to be completed within twelve months. The assigned value for these six locations is approximately $4.4 million and has been separately classified in the consolidated balance sheet at March 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes certain factors affecting Tractor Supply Company’s (the “Company”) results of operations for the fiscal three-month periods ended March 30, 2002 and March 31, 2001, and significant developments affecting its financial condition since the end of the fiscal year, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

After the close of fiscal year 2001, the United States Bankruptcy Court approved a transaction for the sale of certain assets of Quality Stores, Inc. The Company purchased the real property for 24 stores, the lease rights to 77 stores and the furniture and fixtures from 101 stores. Total consideration, including estimated transaction costs, was approximately $35 million. The Company plans to open 87 of the locations as new Tractor Supply stores by the middle of fiscal 2002 and to relocate existing Tractor Supply stores in nine other locations later in the same year. Capital expenditures to convert the stores to the Tractor Supply format are expected to be $15 to $17 million and inventories for the converted stores are expected to total between $55 and $60 million. The Company believes that its cash flow from operations, borrowings available under its Senior Credit Facility and short-term trade credit will be sufficient to fund this expansion.

With this transaction, the Company has committed to a store growth plan in fiscal 2002 which is approximately four times the historical unit store growth plan for a single year. However, the Company has avoided the potential pitfalls of acquiring redundant headquarters and information systems. Further, the Company did not acquire any inventory, thus avoiding the challenges of integrating similar product with dissimilar packaging into its existing stock, as well as avoiding the challenge of liquidating other products which conflicts with the Company’s existing product offerings. Rather, the Company has selected only the geographic markets that it believes have the greatest potential (many of which were part of the Company’s previously established near-term growth plan) and the Company has already hired the store managers and district managers to operate these new stores. With this experienced retail workforce, the Company has developed an accelerated training program to complete the transition. Further, the Company will have the needed distribution capacity at its primary distribution center in Indiana to accommodate this increased volume. Organizational meetings with the Company’s key vendor partners have been held, confirming a strong source of support and product supply, with extended payment terms and additional discounts. Enhancements to the Company’s information systems that have been made over the last three years will serve to provide the necessary systems support for this aggressive growth. Finally, the required additions to other functional areas (e.g. merchandising, human resources and accounting) that are needed to maintain the appropriate infrastructure for support are also substantially in place.

This aggressive expansion will occur in a more compressed timeframe than the Company’s historical store growth. The liquidation of the existing inventory by other members of the joint venture was completed in late February 2002, with the Company having conducted hiring, training, refurbishment and merchandising efforts throughout the fiscal quarter. The Company has deployed numerous “store set-up” teams to achieve the state of readiness required to enable all such stores to be opened by July 1, 2002. The Company expects to reopen the 87 retail stores in its own format by the middle of 2002.

Results of Operations

The Fiscal Three Months (First Quarter) Ended March 30, 2002 and March 31, 2001

Net sales increased 19.3% to $193.8 million for the first quarter of fiscal 2002 from $162.5 million for the first quarter of fiscal 2001. The sales increase resulted primarily from comparable store sales performance (excluding relocations, using all stores open at least one year). Comparable store sales increased 13.4% for the first quarter of fiscal 2002, compared to a decrease of 1.9% for the first quarter of fiscal 2001. The significant improvement in both net sales and comparable store sales is due primarily to improved in-store execution, market share gains in certain markets and merchandising and marketing programs. The Company originally planned to open 25 new stores in fiscal 2002. However, revised plans include an additional 87 stores as a result of the purchase of property and lease rights from Quality Stores, Inc. referenced above. The Company opened 16 new stores during the first quarter of fiscal 2002 (13 new stores as part of the original 25 new store plan and three of the additional 87 stores), compared to eleven new stores during the first quarter of fiscal 2001.

The gross margin rate for the first quarter of fiscal 2002 increased 0.9 percentage point to 26.8% of sales from 25.9% of sales in the first quarter of fiscal 2001 mainly due to improved product costs, changes in the sales mix and reduced inventory shrinkage.

As a percent of sales, selling, general and administrative (“SG&A”) expenses increased 2.8 percentage points to 28.0% of sales in the first quarter of fiscal 2002 from 25.2% of sales in the first quarter of fiscal 2001. The increase reflects incremental pre-tax costs of $3.2 million for pre-opening costs related to the 87 new stores, $1.5 million for transition and training costs related to the 87-store expansion, $1.1 million for nine store relocations and three store closings, and $0.4 million in incremental general and administrative costs related to the expansion. Exclusive of these incremental costs related to the expansion, as a percent of sales, SG&A expenses decreased 0.4 percentage point to 24.8%, compared to 25.2% in the first quarter of fiscal 2001. This improvement is primarily a result of greater leverage from strong same-store sales performance and lower utility costs due to generally warmer weather. On an absolute basis, SG&A expenses increased 32.6% to $54.3 million in the first quarter of fiscal 2002 from $41.0 million in the first quarter of fiscal 2001. The increased dollar amount primarily reflects the $6.2 million incremental expansion costs, the incremental costs associated with the new stores opened since the first quarter of fiscal 2001, as well as higher variable store operating costs associated with the same-store sales increase and higher incentive accruals.

Depreciation and amortization expense of $3.1 million for the first quarter of fiscal 2002 increased 14.3% over the first quarter of fiscal 2001 due to costs associated with new stores and greater infrastructure costs. Net interest expense decreased 29.7% to $1.1 million in the first quarter of fiscal 2002. The decrease in interest expense reflects reduced short-term borrowing rates in the current period, as well as reduced average total borrowings, primarily attributable to lower average inventory balances and improved same-store sales performance, offset by higher capital expenditures.

The Company’s effective tax rate decreased to 38.0% in the first quarter of fiscal 2002 compared with 40.0% for the first quarter of fiscal 2001 primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net loss for the first quarter of fiscal 2002 increased 116.9% to $4.0 million from $1.8 million for the first quarter of fiscal 2001 and net loss per share for the first quarter of fiscal 2002 increased 114.3% to $.45 per share from $.21 per share for the first quarter of fiscal 2001. As a percent of sales, net loss increased 1.0 percentage point to 2.1% of sales for the first quarter of fiscal 2002 from 1.1% of sales for the first quarter of fiscal 2001. Exclusive of the $6.2 million pre-tax ($3.9 million net of the related tax benefit) incremental expansion costs in the first quarter of fiscal 2002, net loss for the first quarter of fiscal 2002 decreased 92.3% to $0.1 million from $1.8 million for the first quarter of fiscal 2001 and net loss per share decreased 90.5% to $.02 per share from $.21 per share in the first quarter of fiscal 2001. Due to seasonal trends, the Company typically operates at a net loss in the first quarter of its fiscal year.

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

The Company’s inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At March 30, 2002, the Company’s inventories had increased $68.0 million to $290.0 million from $222.0 million at December 29, 2001. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $79.1 million to $160.1 million at March 30, 2002 from $81.0 million at December 29, 2001. Trade credit arises from the Company’s vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product. This increase in short-term trade credit resulted primarily from the increase in inventory as well as negotiated extended payment terms with our vendors relating to the 87-store expansion.

At March 30, 2002, the Company had working capital of $135.1 million, which represented an $8.4 million increase from December 29, 2001. This increase resulted primarily from increases in cash and cash equivalents, inventories, assets held for sale and other current assets and decreases in accrued expenses and income taxes payable (mainly due to timing of payments). These increases were partially offset by an increase in accounts payable.

Operations used net cash of $0.6 million and $1.0 million in the first quarter of fiscal 2002 and 2001, respectively. The $0.4 million decrease in net cash used in the first quarter of fiscal 2002 resulted primarily from accounts payable increasing at a faster rate than inventories (better leverage of vendor short-term trade credit), offset in part by accrued expenses and income taxes payable decreasing at a faster rate compared to the prior year (primarily due to timing).

Cash used in investing activities of $37.9 million for the first quarter of fiscal 2002 represented a $35.8 million increase from cash used in the first quarter of fiscal 2001 of $2.1 million. The increase in cash used in the first quarter of fiscal 2002 primarily reflects the purchase of buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., as well as additional capital expenditures for renovations and fixtures to convert these stores to the Company’s format.

Financing activities in the first quarter of fiscal 2002 provided $44.3 million in cash, which represented a $36.1 million increase in net cash provided from the $8.2 million in net cash provided in the first quarter of fiscal 2001. This increase in net cash provided resulted primarily from net short-term borrowings under the revolving credit agreement of approximately $42.9 million during the first quarter of fiscal 2002 compared to net borrowings of approximately $9.0 million during the first quarter of fiscal 2001. The increase in net short-term borrowings under the revolving credit agreement primarily reflects the increase in capital expenditures in the current period.

The Company believes that its cash flow from operations, borrowings available under its credit agreement and short-term trade credit will be sufficient to fund the Company’s operations and its capital expenditures plans, including store openings and renovations, over the next several years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement has the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.

In fiscal 2001, the Company adopted Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the

Company to recognize all derivative instruments in the balance sheet at fair value. The adoption of SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. The Company’s interest rate swap agreement is designated as a cash flow hedge. At March 30, 2002 and March 31, 2001, the interest rate swap agreement related to variable-rate debt of $37.1 million and $39.3 million, respectively. The fair value of the interest rate swap was a liability of $1.8 million at March 30, 2002 and $1.7 million at March 29, 2001. The interest rate swap agreement expires in November 2003.

The Company is exposed to changes in interest rates primarily from its variable-rate, long-term debt arrangements. Under its current policies, the Company uses interest rate swaps to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate swaps designated as hedges, a hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would result in approximately $500,000 of additional interest expense and would not impact the fair market value of the long-term debt.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe its sales or results of operations have been materially affected by inflation. The Company has been successful, in many cases, in reducing or mitigating the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases and selective buying from the most competitive vendors without sacrificing quality.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.58	Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001.

10.59	Letter Agreement between Tractor Supply Company and the Joint Venture formed by Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated December 14, 2001.

10.60	Amended Letter Agreement between the members of the joint venture comprised of Tractor Supply Company, Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated January 8, 2002.

10.61	Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated December 31, 2001.

10.62	Amendment No. 1 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 4, 2002.

10.63	Amendment No. 2 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 30, 2002.

10.64	Amendment No. 3 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 31, 2002.

(b)	Reports on Form 8-K

During the quarter, the Company filed one report on Form 8-K, dated, January 15, 2002, reporting that on December 31, 2001 the Company, through a recently formed Joint Venture with Great American Group, Gordon Brothers Retail Partners LLC and DJM Asset Management LLC, was the successful bidder at a liquidation bankruptcy auction for the buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., a debtor and debtor in possession under Chapter 11 of the United States Bankruptcy Code.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 13, 2002	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President — Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)