Form 10-Q
period 2002-06-29
TRACTOR SUPPLY CO /DE/
filed 2002-08-12
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 29, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ____________________________________

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

YES   X                 NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2002

Common Stock, $.008 par value	9,035,092

TRACTOR SUPPLY COMPANY

INDEX

			Page No.

Part I.	Financial Information:

	Item 1.	Consolidated Financial Statements:

		Consolidated Balance Sheets - June 29, 2002 and December 29, 2001	3

		Consolidated Statements of Income - For the Fiscal Three and Six Months Ended June 29, 2002 and June 30, 2001	4

		Consolidated Statements of Cash Flows - For the Fiscal Six Months Ended June 29, 2002 and June 30, 2001	5

		Notes to Unaudited Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Part II.	Other Information:

	Item 4.	Submission of Matters to a Vote of Security Holders	13

	Item 6.	Exhibits and Reports on Form 8-K	13

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 29,	December 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,611	$8,927
Accounts receivable, net	11,198	6,516
Inventories	328,500	221,979
Prepaid expenses and other current assets	13,894	14,540
Assets held for sale	4,331	—

Total current assets	373,534	251,962

Land	13,314	6,365
Buildings and improvements	96,226	72,682
Machinery and equipment	69,489	53,250
Construction in progress	3,030	5,699

	182,059	137,996
Accumulated depreciation and amortization	(63,243)	(56,008)

Property and equipment, net	118,816	81,988

Deferred income taxes	2,603	2,741
Other assets	1,839	1,791

Total assets	$496,792	$338,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227,718	$80,974
Accrued expenses	50,682	42,943
Current maturities of long-term debt	2,142	2,142
Current portion of capital lease obligations	309	309
Income taxes currently payable	6,175	3,111
Deferred income taxes	174	174

Total current liabilities	287,200	129,653

Revolving credit loan	—	15,117
Other long-term debt	4,465	5,537
Capital lease obligations	2,349	2,503
Other long-term liabilities	3,997	4,376

Total liabilities	298,011	157,186

Stockholders’ equity:
Common stock, 100,000,000 shares authorized; $.008 par value; 9,030,891 and 8,893,681 shares issued and outstanding in 2002 and 2001, respectively	72	71
Additional paid-in capital	48,822	44,916
Retained earnings	151,067	137,731
Accumulated other comprehensive loss, net	(1,180)	(1,422)

Total stockholders’ equity	198,781	181,296

Total liabilities and stockholders’ equity	$496,792	$338,482

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		six months ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net sales	$392,048	$267,490	$585,858	$430,007
Cost of merchandise sold	283,657	195,697	425,488	316,119

Gross margin	108,391	71,793	160,370	113,888
Selling, general and administrative expenses	74,809	45,507	129,096	86,460
Depreciation and amortization	4,457	2,831	7,550	5,538

Income from operations	29,125	23,455	23,724	21,890
Interest expense, net	1,148	1,065	2,215	2,582
Unusual item: gain on life insurance	—	2,173	—	2,173

Income before income taxes	27,977	24,563	21,509	21,481
Income tax provision	10,631	8,919	8,173	7,686

Net income	$17,346	$15,644	$13,336	$13,795

Net income per share — basic	$1.92	$1.78	$1.48	$1.57

Net income per share — assuming dilution	$1.76	$1.76	$1.37	$1.56

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal six months ended

	June 29,	June 30,
	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$13,336	$13,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,550	5,538
Loss/(gain) on sale of property and equipment	5	(106)
Gain on life insurance	—	(2,173)
Deferred income taxes	138	—
Asset impairment-store closings and relocations	558	—
Tax benefit of stock options exercised	995	—
Change in assets and liabilities:
Accounts receivable	(4,682)	1,118
Inventories	(106,521)	(28,972)
Prepaid expenses and other current assets	646	1,691
Accounts payable	146,744	41,667
Accrued expenses	7,739	861
Income taxes currently payable	3,064	6,379
Other	(427)	(288)

Net cash provided by operating activities	69,145	39,510

Cash flows from investing activities:
Capital expenditures	(49,319)	(4,779)
Proceeds from sale of property and equipment	289	573

Net cash used in investing activities	(49,030)	(4,206)

Cash flows from financing activities:
Net repayments under revolving credit agreement	(15,117)	(35,770)
Repayment of long-term debt	(1,072)	(1,559)
Principal payments under capital lease obligations	(154)	(140)
Net proceeds from life insurance death benefit	—	2,529
Proceeds from issuance of common stock	2,912	181

Net cash used in financing activities	(13,431)	(34,759)

Net increase in cash and cash equivalents	6,684	545
Cash and cash equivalents at beginning of period	8,927	9,145

Cash and cash equivalents at end of period	$15,611	$9,690

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,740	$2,609
Income taxes	4,117	1,273

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. The results of operations for the fiscal three-month and six-month periods are not necessarily indicative of results for the full fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31.

Revenue Recognition

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period that the related sales are recorded.

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

Significant estimates and assumptions by management primarily impact the following key financial areas:

Inventory Valuation

The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives. This reserve is based on management’s current knowledge with respect to inventory levels, sales trends and historical experience relating to the liquidation of discontinued inventory. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves.

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

Self-insurance

The Company is self-insured for certain losses relating to worker’s compensation, automobile, general and product liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

Inventories

The accompanying unaudited consolidated financial statements have been prepared without full physical inventories. The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $7,456,000 and $6,631,000 higher than reported at June 29, 2002 and December 29, 2001, respectively. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are used for interim financial reporting.

Store Opening Costs

Non-capital expenditures incurred in connection with opening new stores are charged to operations as incurred.

Property and Equipment

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease, or the useful life of the improvement, whichever is shorter. The following estimated useful lives are generally applied:

Life

Buildings	30 - 35 years
Leasehold improvements	5 - 15 years
Furniture, fixture and equipment	5 - 10 years
Computer software	3 - 5 years

Impairment of Long-Lived Assets

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Accordingly, when the Company commits to relocate or close a store, the estimated unrecoverable costs are charged to operating expenses. Such costs include the estimated loss on the sale of land and buildings, the book value of abandoned fixtures, equipment and leasehold improvements, and a provision for the present value of future lease obligations, less estimated sub-lease income. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	2002

	Three months ended			Six months ended
	June 29, 2002			June 29, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$17,346	9,017	$1.92	$13,336	8,981	$1.48

Stock options outstanding		826			758

Diluted net income per share	$17,346	9,843	$1.76	$13,336	9,739	$1.37

	2001

	Three months ended			Six months ended
	June 30, 2001			June 30, 2001

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$15,644	8,812	$1.78	$13,795	8,807	$1.57

Stock options outstanding		69			51

Diluted net income per share	$15,644	8,881	$1.76	$13,795	8,858	$1.56

Note 2 — Seasonality:

The Company’s business is highly seasonal, with a significant portion of its sales and a majority of its income generated in the second fiscal quarter. The Company typically operates at a loss in the first fiscal quarter.

Note 3 — Comprehensive Income:

Comprehensive income includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive income for each period is as follows (in thousands):

	Three months ended

	June 29, 2002	June 30, 2001

Net income-as reported	$17,346	$15,644
Unrealized gain (loss) on interest rate swap agreement, net	(88)	129

Comprehensive income	$17,258	$15,773

	Six months ended

	June 29, 2002	June 30, 2001

Net income-as reported	$13,336	$13,795
Unrealized gain (loss) on interest rate swap agreement, net	242	(1,572)	*

Comprehensive income	$13,578	$12,223

*	Reflects cumulative effect upon initial adoption.

Note 4 — Gain on Proceeds from Life Insurance:

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.2 million gain on the benefit proceeds.

Note 5 – Significant Asset Purchase:

On December 31, 2001, the Company, through a joint venture with Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management LLC, was the successful bidder at a liquidation bankruptcy auction for the buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., a debtor and debtor in possession under Chapter 11 of the United States Bankruptcy Code. The bid, which was approved by the United States Bankruptcy Court for the Western District of Michigan, provided for the Joint Venture to act as exclusive agent for the disposition of substantially all of the store assets located in New York, Pennsylvania, Virginia, Maryland, West Virginia, Delaware, Kentucky, Ohio, Indiana and Michigan. The Company’s contribution to the bid totaled $34 million and was funded entirely through the Company’s Senior Credit Facility.

Under its agreement with the other joint venture partners, the Company acquired the buildings for approximately 24 retail stores, assumed the building lease rights for approximately 76 additional retail stores and acquired the related equipment, furniture and fixtures. The Company plans to open 87 of the locations as new Tractor Supply stores and relocate existing Tractor Supply stores in nine other locations. The liquidation of the existing inventory by other members of the joint venture was completed in late February 2002, with the Company having conducted hiring, training, refurbishment and merchandising efforts throughout the fiscal first quarter. As of June 29, 2002 the Company has opened 86 of the locations as new Tractor Supply Company stores and two of the locations as relocations of existing Tractor Supply Company stores. The remaining new store and relocations are planned for the third quarter. The remainder of the Company’s total store additions, five new stores, is planned for opening in the third quarter (three stores) and fourth quarter (two stores).

The Company intends to sell six of the 25 buildings acquired in the purchase and is actively marketing these locations. The sale of these locations is expected to be completed within twelve months. The assigned value for these six locations is approximately $4.3 million and has been separately classified in the consolidated balance sheet at June 29, 2002.

Note 6 – Subsequent Event — Stock Split:

On July 18, 2002, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. As a result, stockholders will receive one additional share on August 19, 2002 for each share held as of the record date on August 2, 2002. The par value of the Company’s common stock will remain $0.008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes certain factors affecting Tractor Supply Company’s (the “Company”) results of operations for the fiscal three and six-month periods ended June 29, 2002 and June 30, 2001, and significant developments affecting its financial condition since the end of the fiscal year, December 29, 2001, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly-qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions, in general, and the seasonality of the Company’s business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

After the close of fiscal year 2001, the United States Bankruptcy Court approved a transaction for the sale of certain assets of Quality Stores, Inc. The Company purchased the real property for 24 stores, assumed the building lease rights for approximately 76 additional stores and acquired the related equipment, furniture and fixtures. Total consideration, including estimated transaction costs, was approximately $35 million. This transaction, in combination with the Company’s base plan for store openings, represents a growth plan for fiscal 2002 which is approximately four times the historical unit store growth plan for a single year. The Company has devoted substantial resources toward this endeavor and incurred considerable cost to ensure the stores were opened in accordance with the planned strategy. As of June 29, 2002 the Company has opened 86 of the locations as new Tractor Supply Company stores and two of the locations as relocations of existing Tractor Supply Company stores. The remaining new store and relocations are planned for the third quarter. The remainder of the Company’s total store additions, five new stores, is planned for opening in the third quarter (three stores) and fourth quarter (two stores).

Results of Operations

The Fiscal Three Months (Second Quarter) and Six Months Ended June 29, 2002 and June 30, 2001

Net sales increased 46.6% to $392.0 million for the second quarter of fiscal 2002 from $267.5 million for the second quarter of fiscal 2001. Net sales rose 36.2% to $585.9 million for the first six months of fiscal 2002 from $430.0 million for the first six months of fiscal 2001. The sales increase resulted from both comparable store sales performance (excluding relocations, using all stores open at least one year), as well as new stores. Comparable store sales increased 11.2% for the second quarter of fiscal 2002 and increased 12.0% for the first six months of fiscal 2002 over the corresponding periods in the prior fiscal year. The significant improvement in both net sales and comparable store sales in the second quarter of fiscal 2002 is due primarily to favorable moisture conditions, improved in-store execution, market share gains in certain markets and merchandising and marketing programs. The Company opened a total of 90 new stores in the second quarter of fiscal 2002 compared to none in the prior year. For the first six months of fiscal 2002, the Company opened 106 new stores, compared to 11 in the prior year. During the first six months of fiscal 2002, the Company relocated three stores compared to none in the prior year. The Company plans to open a total of 112 new stores this year, with four new store openings planned in the third quarter. Additionally, the Company plans to relocate eight stores in the second half of fiscal 2002, seven of which are planned for the third quarter.

The gross margin rate for the second quarter of fiscal 2002 increased .8 percentage point to 27.6% of sales for the second quarter of fiscal 2002 and increased .9 percentage point to 27.4% of sales for the first six months of fiscal 2002 compared with the corresponding periods in the prior fiscal year. The gross margin rate improvement for the second quarter of fiscal 2002 and the first six months of fiscal 2002 was primarily due to improved product costs, changes in the sales mix and improved leveraging in freight costs.

As a percent of sales, selling, general and administrative (“SG&A”) expenses increased 2.1 percentage points to 19.1% of sales in the second quarter of fiscal 2002 and increased 1.9 percentage points to 22.0% of sales for the first six months of fiscal 2002. For the second quarter of fiscal 2002, the increase reflects incremental pre-tax costs of $4.5 million for pre-opening costs related to the 87 new stores, transition and training costs related to the 87-store expansion and other costs associated with store relocations and three store closings. For the first six months of fiscal 2002, the increase reflects incremental pre-tax costs of $10.7 million for pre-opening costs related to the 87 new stores, transition and training costs related to the 87-store expansion, costs for store relocations and three store closings and incremental general and administrative costs related to the expansion. Exclusive of these incremental costs related to the expansion, as a percent of sales, SG&A expense increased 0.9 percentage point and 0.1 percentage point to 17.9% and 20.2%, respectively for the second quarter and the first six months of fiscal 2002.

This increase is primarily a result of higher incentive compensation accruals. On an absolute basis, SG&A expenses increased 64.4% to $74.8 million in the second quarter of fiscal 2002 and increased 49.3% to $129.1 million for the first six months of fiscal 2002. The increased dollar amount primarily reflects the incremental expansion costs, the incremental costs associated with the new stores opened since the second quarter of fiscal 2001, as well as higher variable store operating costs associated with the same-store sales increase and higher incentive compensation accruals.

Depreciation and amortization expense increased 57.4% and 36.3% for the second quarter and the first six months of fiscal 2002, respectively, due mainly to costs associated with new stores. Net interest expense increased 7.8% to $1.1 million in the second quarter of fiscal 2002, but decreased 14.2% to $2.2 million in the first six months of fiscal 2002, primarily due to reduced average total borrowings, primarily attributable to lower average per store inventory balances, improved same-store sales performance and better leverage of vendor short-term trade credit.

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.2 million gain on the benefit proceeds.

The Company’s effective tax rate decreased to 38.0% in the second quarter of fiscal 2002 and the first six months of fiscal 2002, compared with 39.8% (exclusive of the non-taxable $2.2 million gain on the proceeds of life insurance) for the corresponding periods in the prior fiscal year primarily due to a lower effective state income tax rate.

As a result of the foregoing factors, net income for the second quarter of fiscal 2002 increased 10.9% to $17.3 million from $15.6 million for the second quarter of fiscal 2001 and net income per share (assuming dilution) for both the second quarter of fiscal 2002 and for the second quarter of fiscal 2001 was $1.76. Net income for the first six months of fiscal 2002 decreased 3.3% to $13.3 million from $13.8 million for the first six months of fiscal 2001 and net income per share (assuming dilution) for the six months of fiscal 2002 decreased 12.2% to $1.37 per share from $1.56 per share for the first six months of fiscal 2001. As a percent of sales, net income decreased 1.4 percentage points to 4.4% of sales for the second quarter of fiscal 2002 from 5.8% of sales for the second quarter of fiscal 2001 and decreased .9 percentage points to 2.3% of sales for the first six months of fiscal 2002 from 3.2% of sales for the first six months of fiscal 2001. Exclusive of the $4.5 million pre-tax incremental expansion costs ($2.8 million net of the related income tax expense) in the second quarter of fiscal 2002 and the $2.2 million gain on life insurance proceeds in the first quarter of fiscal 2001 and net income for the second quarter of fiscal 2002 increased 49.6% to $20.1 million from $13.5 million for the second quarter of fiscal 2001 and net income per diluted share increased 34.2% to $2.04 from $1.52 for the second quarter of fiscal 2001. Exclusive of the $10.7 million pre-tax incremental expansion costs ($6.7 million net of the related tax expense) in the first six months of fiscal 2002 and the $2.2 million gain on life insurance proceeds in the first six months of fiscal 2001, net income for the first six months of fiscal 2002 increased 72.1% to $20.0 million from $11.6 million in the first six months of fiscal 2001 and net income per diluted share increased 55.3% to $2.05 from $1.32 for the first six months of fiscal 2001.

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

The Company’s inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. However, as a result of the substantial number of new store openings during the second fiscal quarter, combined with special extended payment terms granted by the Company’s vendors, there were significant increases in both inventory and accounts payable levels during the second quarter. At June 29, 2002, the Company’s inventories had increased $106.5 million to $328.5 million from $222.0 million at December 29, 2001. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $146.7 million to $227.7 million at June 29, 2002 from $81.0 million at December 29, 2001. Trade credit arises from the Company’s vendors granting extended payment terms for inventory purchases. Payment terms typically vary from 30 days to 180 days depending on the inventory product but, with special extended payment terms offered by many vendors, such terms were expanded by as much as 60 days.

At June 29, 2002, the Company had working capital of $86.3 million, which represented a $36.0 million decrease from December 29, 2001. This decrease resulted primarily from an increase in accounts payable without a corresponding increase in inventory, primarily resulting from extended vendor short-term trade credit.

Operations provided net cash of $69.1 million and $39.5 million in the first six months of fiscal 2002 and 2001, respectively. The increase in net cash provided in the first six months of fiscal 2002 resulted primarily from accounts payable increasing at a faster rate than inventories in the first six months of 2002 compared to the first six months of 2001, accrued expenses increasing at a faster rate compared to the prior year (primarily due to the growth in new stores, higher incentive compensation accruals and, to some extent, timing of payments), offset in part by an increase in accounts receivable in the first six months of fiscal 2002 compared to a decrease in the first six months of fiscal 2001 (mainly due to timing of collection of commitments from vendors for marketing support).

Cash used in investing activities of $49.0 million for the first six months of fiscal 2002 represented a $44.8 million increase over cash used in the first six months of fiscal 2001 of $4.2 million. The increase in cash used in the first six months of fiscal 2002 reflects an increase in capital expenditures as compared to the first six months of fiscal 2001 (mainly due to opening 106 new stores during the first six months of 2002 compared to 11 new stores during the first six months of 2001).

Financing activities in the first six months of fiscal 2002 used $13.4 million in cash, which represented a $21.4 million decrease in net cash used over the $34.8 million in net cash used in the first six months of fiscal 2001. This decrease in net cash used resulted primarily from net repayments under the Credit Agreement of approximately $15.1 million during the first six months of fiscal 2001 compared to approximately $35.8 million during the first six months of fiscal 2001 and, to a lesser extent, from repayments of other long-term debt of approximately $1.1 million during the first six months of fiscal 2002 compared to approximately $1.6 million during the first six months of fiscal 2001. These conditions were partially offset by the proceeds from the issuance of common stock of approximately $2.9 million in the first six months of 2002, compared to $0.2 million in the first six months of fiscal 2001.

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

The Company applies Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) in the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. (The Company’s interest rate swap agreement is designated as a cash flow hedge.) At June 29, 2002 and June 30, 2001, the interest rate swap agreement related to variable-rate debt of $6.6 million and $23.0 million, respectively. The fair value of the interest rate swap was a liability of $2.1 million at June 29, 2002 and $1.6 million at June 30, 2001. The interest rate swap agreement expires in November 2003.

The Company is exposed to changes in interest rates primarily from its variable-rate, long-term debt arrangements. Under its current policies, the Company uses interest rate swaps to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate swaps designated as hedges, a hypothetical 100 basis point adverse move (decrease) in interest rates along the entire interest rate yield curve would result in approximately $500,000 of additional interest expense and would not impact the fair market value of the long-term debt (such impact being based on available borrowings).

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on April 18, 2002 at the Company’s corporate headquarters in Nashville, Tennessee.

(b)	The stockholders elected for a two-year term one Class I director (James F. Wright) and elected for a three-year term three Class II directors (Joseph D. Maxwell, Joseph M. Rodgers and Sam K. Reed) nominated for election as set forth in the proxy statement dated March 15, 2002. The following table sets forth certain information concerning each other director of the Company whose term of office as a director continued after the meeting:

Current Term as
Name	Director Expires

Joseph H. Scarlett, Jr.	2003
S.P. Braud	2003
Thomas O. Flood	2004
Gerard E. Jones	2004

(c)	(1)	The stockholders elected one Class I director for a two-year term ending at the 2004 Annual Meeting of Stockholders.

Name	For	Withheld

James F. Wright	7,954,417	202,429

(c)	(2)	The stockholders elected three Class II directors for a three-year term ending at 2005 Annual Meeting of Stockholders.

Name	For	Withheld

Joseph D. Maxwell	7,954,452	202,394
Joseph M. Rodgers	7,954,352	202,494
Sam K. Reed	7,268,705	888,141

(c)	(3)	The stockholders ratified the reappointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 28, 2002.

For	Against	Abstain	Non-Vote

7,856,806	279,150	4,990	16,233

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

None.

     (b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 29, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 12, 2002	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President- Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)