Form 10-Q
period 2002-09-28
TRACTOR SUPPLY CO /DE/
filed 2002-11-12
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________________

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

YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2002

Common Stock, $.008 par value	18,166,899

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Revolving Credit Agreement
Revolving note
Revolving Note
Revloving note
Revolving Note
Revolving Note
Revolving Note
Revolving Note
Revolving Note
Revolving Note
Revolving Note
Change in Control Agreement
Change in Control Agreement
Change in Control Agreement
Change in Control Agreement
Change in Control Agreement

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

Part I. Financial Information:
Item 1.	Financial Statements:
	Consolidated Balance Sheets -
	September 28, 2002 and December 29, 2001	3
	Consolidated Statements of Income -
	For the Fiscal Three and Nine Months Ended
	September 28, 2002 and September 29, 2001	4
	Consolidated Statements of Cash Flows -
	For the Fiscal Nine Months Ended
	September 28, 2002 and September 29, 2001	5
	Notes to Unaudited Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12-13
Item 4.	Controls and Procedures	13
Part II. Other Information:
Item 5.	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13-14

PART I. FINANCIAL INFORMATION

Item  1.   Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sept. 28,	Dec. 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,256	$8,927
Accounts receivable, net	2,687	6,516
Inventories	333,388	221,979
Prepaid expenses and other current assets	12,619	14,540
Assets held for sale	4,261	—

Total current assets	367,211	251,962

Land	12,886	6,365
Buildings and improvements	99,043	72,682
Furniture, fixtures and equipment	74,418	53,250
Construction in progress	3,919	5,699

	190,266	137,996
Accumulated depreciation and amortization	(67,288)	(56,008)

Property and equipment, net	122,978	81,988

Deferred income taxes	3,011	2,741
Other assets	2,396	1,791

Total assets	$495,596	$338,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,844	$80,974
Accrued expenses	51,031	42,943
Current maturities of long-term debt	2,142	2,142
Current portion of capital lease obligations	309	309
Income taxes currently payable	—	3,111
Deferred income taxes	174	174

Total current liabilities	200,500	129,653

Revolving credit loan	76,965	15,117
Other long-term debt	3,930	5,537
Capital lease obligations	2,271	2,503
Other long-term liabilities	3,975	4,376

Total liabilities	287,641	157,186

Stockholders’ equity:
Common stock, 100,000,000 shares authorized; $.008 par value; 18,136,214 and 17,787,362 shares issued and outstanding in 2002 and 2001, respectively	145	142
Additional paid-in capital	50,095	44,845
Retained earnings	158,868	137,731
Other comprehensive loss	(1,153)	(1,422)

Total stockholders’ equity	207,955	181,296

Total liabilities and stockholders’ equity	$495,596	$338,482

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Net sales	$296,215	$199,435	$882,073	$629,442
Cost of merchandise sold	212,196	145,463	637,684	461,582

Gross margin	84,019	53,972	244,389	167,860
Selling, general and administrative expenses	66,150	46,223	195,246	132,683
Depreciation and amortization	4,557	2,816	12,107	8,354

Income from operations	13,312	4,933	37,036	26,823
Interest expense, net	1,257	1,021	3,472	3,603
Unusual item: gain on life insurance	—	—	—	2,173

Income before income taxes	12,055	3,912	33,564	25,393
Income tax provision	4,254	1,487	12,427	9,173

Net income	$7,801	$2,425	$21,137	$16,220

Net income per share — basic	$0.43	$0.14	$1.17	$0.92

Net income per share — assuming dilution	$0.39	$0.13	$1.08	$0.91

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	nine months ended

	September	September
	28, 2002	29, 2001

	(Unaudited)
Cash flows from operating activities:
Net income	$21,137	$16,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,107	8,354
Loss/ (gain) on sale of property and equipment	(934)	(124)
Gain on life insurance	—	(2,173)
Deferred income taxes	(271)	—
Tax benefit of stock options exercised	1,470	—
Change in assets and liabilities:
Accounts receivable	4,709	3,183
Inventories	(111,409)	(30,703)
Prepaid expenses and other current assets	3,830	(1,945)
Accounts payable	65,870	25,571
Accrued expenses	7,208	(748)
Income taxes currently payable	(6,634)	6,879
Other	(420)	1,387

Net cash provided by (used in) operating activities	(3,337)	25,901

Cash flows from investing activities:
Capital expenditures	(57,023)	(9,600)
Proceeds from sale of property and equipment	1,897	592
Liquidation of life insurance policies	—	1,462

Net cash used in investing activities	(55,126)	(7,546)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit loan	61,848	(11,007)
Repayment of long-term debt	(1,607)	(5,062)
Principal payments under capital lease obligations	(232)	(209)
Net proceeds from life insurance death benefit	—	2,529
Proceeds from issuance of common stock	3,783	318

Net cash provided by (used in) financing activities	63,792	(13,431)

Net increase in cash and cash equivalents	5,329	4,924
Cash and cash equivalents at beginning of period	8,927	9,145

Cash and cash equivalents at end of period	$14,256	$14,069

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,591	$3,472
Income taxes	17,555	2,339

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

Revenue Recognition

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period during which the related sales are recorded.

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

Inventories

The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/ deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $6,631,000 higher than reported at September 28, 2002 and December 29, 2001.

Store Pre-opening Costs

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

Impairment of Long-Lived Assets

On December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Impairment on long-lived assets to be disposed of is recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal.

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

Note 3 — Comprehensive Income:

Comprehensive income includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive income for each period is as follows (in thousands):

	Three months ended

	Sept. 28,	Sept. 29,
	2002	2001

Net income-as reported	$7,801	$2,425
Unrealized gain (loss) on interest rate swap agreement, net	27	(997)

Comprehensive income	$7,828	$1,428

	Nine months ended

	Sept. 28,	Sept. 29,
	2002	2001

Net income-as reported	$21,137	$16,220
Unrealized gain (loss) on interest rate swap agreement, net	269	(2,569)	*

Comprehensive income	$21,406	$13,651

*	Reflects cumulative effect upon initial adoption.

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

Under its agreement with the other joint venture partners, the Company acquired the buildings for approximately 24 retail stores, assumed the building lease rights for approximately 76 additional retail stores and acquired the related equipment, furniture and fixtures. The liquidation of the existing inventory by other members of the joint venture was completed in late February 2002, with the Company having conducted hiring, training, refurbishment and merchandising efforts throughout the first fiscal quarter. As of September 28, 2002 the Company has opened 87 of the locations as new Tractor Supply Company stores and nine of the locations as relocations of existing Tractor Supply Company stores. The transition of these locations to Tractor Supply Company stores is now complete.

The Company intends to sell five excess buildings acquired in the purchase and is actively marketing these locations. The sale of these locations is expected within twelve months. The assigned value for these five locations is approximately $4.3 million and has been separately classified in the consolidated balance sheet at September 28, 2002.

Note 6 – Senior Credit Facility:

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The Credit Facility bears interest at either the bank’s prime rate (4.75% at September 28, 2002) or the Eurodollar Rate, as defined in the agreement.

Note 7 – Net Income Per Share:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

	2002

	Three months ended			Nine months ended
	September 28, 2002			September 28, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$7,801	18,100	$0.43	$21,137	18,008	$1.17

Stock options outstanding		1,674			1,543

Diluted net income per share	$7,801	19,774	$0.39	$21,137	19,551	$1.08

	2002

	Three months ended			Nine months ended
	September 29, 2001			September 29, 2001

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$2,425	17,641	$0.14	$16,220	17,623	$0.92

Stock options outstanding		474			228

Diluted net income per share	$2,425	18,115	$0.13	$16,220	17,851	$0.91

On July 18, 2002, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. As a result, stockholders received one additional share on August 19, 2002 for each share held as of the record date of August 2, 2002. The par value of the Company’s common stock remains $0.008. All share and per share data included in the consolidated financial statements and notes thereto has been restated to give effect to the stock split.

Note 8 – Impact of Recently Issued Accounting Standards:

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” requiring all material gains and losses from extinguishment of debt to be reclassified as an extraordinary item, net or related income tax effect. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company expects that the adoption of SFAS No.145 during fiscal 2003 will have no impact of the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Standards No. 146, “Accounting for Costs Associated with Extinguishment of Disposal Activities,” requiring that a liability for a cost associated with an exit or disposed activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002.

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes certain factors affecting Tractor Supply Company’s (the “Company”) results of operations for the fiscal three and nine-month periods ended September 28, 2002 and September 29, 2001, and significant developments affecting its financial condition since the end of the fiscal year, December 29, 2001, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2001. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (“the Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly-qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions, in general, and the seasonality of the Company’s business. Forward-looking statements made by or on behalf of the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

After the close of fiscal year 2001, the United States Bankruptcy Court approved a transaction for the sale of certain assets of Quality Stores, Inc. The Company purchased the real property for 24 stores, assumed the building lease rights for approximately 76 additional stores and acquired the related equipment, furniture and fixtures. Total consideration, including estimated transaction costs, was approximately $35 million. This transaction, in combination with the Company’s base plan for store openings, represents a growth plan for fiscal 2002 which is approximately four times the historical unit store growth plan for a single year. The Company has devoted substantial resources toward this endeavor and incurred considerable cost to ensure the stores were opened in accordance with the planned strategy. As of September 28, 2002 the Company has opened 87 of the locations as new Tractor Supply Company stores and nine of the locations as relocations of existing Tractor Supply Company stores. The transition of these locations to Tractor Supply Company stores is now complete.

Results of Operations

The Fiscal Three Months (Third Quarter) and Nine Months Ended September 28, 2002 and September 29, 2001

Net sales increased 48.5% to $296.2 million for the third quarter of fiscal 2002 from $199.4 million for the third quarter of fiscal 2001. Net sales rose 40.1% to $882.1 million for the first nine months of fiscal 2002 from $629.4 million for the first nine months of fiscal 2001. The sales increase resulted primarily from the addition of new stores and, to a lesser extent, comparable store sales performance. Comparable store sales increased 7.7% for the third quarter of fiscal 2002 and increased 10.7% for the first nine months of fiscal 2002 over the corresponding periods in the prior fiscal year. The significant improvement in both net sales and comparable store sales in the third quarter of fiscal 2002 is due primarily to new merchandising programs, special promotions and improved in-store execution. The Company opened a total of five new stores in the third quarter of fiscal 2002 compared to four in the prior year.

The Company has opened 114 new stores and closed three stores since the third quarter of fiscal 2001, representing a 35.6% growth in unit count. For the first nine months of fiscal 2002, the Company opened 111 new stores (compared to 15 in the prior year), closed three stores and relocated 12 stores (compared to none in the prior year). Additionally, the Company experienced favorable moisture conditions, market share gains in certain markets, and new merchandising programs and executed more aggressive marketing initiatives. The Company is planning two additional new store openings in the fourth quarter, as well as four store relocations.

The gross margin rate for the third quarter of fiscal 2002 increased 1.3 percentage points to 28.4% of sales for the third quarter of fiscal 2002 and increased 1.0 percentage point to 27.7% of sales for the first nine months of fiscal 2002 compared with the corresponding periods in the prior fiscal year. These gross margin rate improvements for the third quarter of fiscal 2002 and the first nine months of fiscal 2002 were primarily due to improved product costs (including favorable deflationary LIFO experience in the third quarter), changes in the sales mix and improved leveraging of freight costs.

As a percent of sales, selling, general and administrative (“SG&A”) expenses decreased 0.9 percentage point to 22.3% of sales in the third quarter of fiscal 2002 and increased 1.0 percentage point to 22.1% of sales for the first nine months of fiscal 2002. The improved SG&A leverage in the third quarter was primarily attributed to the comparable store sales performance. For the first nine months of fiscal 2002, the increase reflects incremental pre-tax costs of $10.7 million for pre-opening costs related to the 87 new stores, transition and training costs related to the 87-store expansion, costs for store relocations and three store closings and incremental general and administrative costs related to the expansion. Exclusive of these incremental costs related to the expansion, SG&A expense, as a percent of sales, decreased 0.2 percentage point to 20.9% for the first nine months of fiscal 2002. On an absolute basis, SG&A expenses increased 43.1% to $66.2 million in the third quarter of fiscal 2002 and increased 47.2% to $195.2 million for the first nine months of fiscal 2002. These increases primarily reflect the incremental expansion costs, the incremental costs associated with the new stores opened since the third quarter of fiscal 2001, as well as higher variable store operating costs associated with the same-store sales increase and higher incentive compensation accruals.

Depreciation and amortization expense increased 61.8% and 44.9% over the prior year for the third quarter and the first nine months of fiscal 2002, respectively, due mainly to costs associated with new stores.

Net interest expense increased 23.1% to $1.3 million in the third quarter of fiscal 2002, but decreased 3.6% to $3.5 million in the first nine months of fiscal 2002, due to changes in average total borrowings which were primarily attributable to lower average per store inventory balances, improved same-store sales performance and better leverage of vendor short-term trade credit.

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.2 million gain on the benefit proceeds.

The Company’s effective tax rate decreased to 35.3% for the third quarter of fiscal 2002 compared with 38.0% the third quarter of fiscal 2001. Exclusive of the non-taxable $2.1 million gain on the proceeds of life insurance, the Company’s effective tax rate decreased to 38% in the first nine months of fiscal 2002, compared to 39.5% for the first nine months of fiscal 2001. The effective tax rate decreased primarily due to reductions in applicable state taxes.

As a result of the foregoing factors, net income for the third quarter of fiscal 2002 increased 221.7% to $7.8 million from $2.4 million for the third quarter of fiscal 2001, and net income per share (assuming dilution) for the third quarter of fiscal 2002 increased 200% to $.39 per share from $.13 per share for the third quarter of last year. Net income for the first nine months of fiscal 2002 increased 30.3% to $21.1 million from $16.2 million for the first nine months of fiscal 2001, and net income per share (assuming dilution)

for the first nine months of fiscal 2002 increased 18.7% to $1.08 per share from $.91 per share last year. As a percentage of sales, net income increased 1.5 percentage points to 2.7% of sales for the third quarter of fiscal 2002 from 1.2% of sales for the third quarter of fiscal 2001 and decreased .2 percentage point to 2.4% of sales for the first nine months of fiscal 2002 from 2.6% of sales for the first nine months of fiscal 2001. Exclusive of the $10.7 million pre-tax incremental expansion costs ($6.7 million, net of the related tax expense) in the first nine months of fiscal 2002 and the $2.2 million gain on life insurance proceeds in the first nine months of fiscal 2001, net income for the first nine months of fiscal 2002 increased 97.9% to $27.8 million from $14.0 million in the first nine months of fiscal 2001 and net income per diluted share increased 79.7% to $1.42 from $0.79 for the first nine months of fiscal 2001.

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

The Company’s inventory and accounts payable levels typically build in the first fiscal quarter and again in the third fiscal quarter in anticipation of the spring and fall selling seasons. At September 28, 2002, the Company’s inventories had increased $111.4 million to $333.4 million from $222.0 million at December 29, 2001. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Short-term trade credit, which represents a source of financing for inventory, increased $52.9 million to $133.8 million at September 28, 2002 from $81.0 million at December 29, 2001. Trade credit arises from the Company’s vendors granting payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 28, 2002, the Company had working capital of $166.7 million, which represented a $44.4 million increase from December 29, 2001. This increase resulted primarily from an increase in inventories without a corresponding increase in accounts payable, offset, in part, by an increase in accrued expenses (due largely to growth in operations and timing of payments).

Operations used net cash of $3.3 million and provided net cash of $25.9 million in the first nine months of fiscal 2002 and 2001, respectively. The decrease in net cash provided in the first nine months of fiscal 2002 resulted primarily from inventories increasing at a faster rate than accounts payable in the first nine months of 2002 compared to the first nine months of 2001, offset, in part, by accrued expenses increasing at a faster rate compared to the prior year (primarily due to the growth in new stores, higher incentive compensation accruals and, to some extent, timing of payments).

Cash used in investing activities of $55.1 million for the first nine months of fiscal 2002 represented a $47.6 million increase over cash used in the first nine months of fiscal 2001 of $7.5 million. The increase in cash used in the first nine months of fiscal 2002 reflects an increase in capital expenditures as compared to the first nine months of fiscal 2001 (mainly due to opening 111 new stores during the first nine months of 2002 compared to 15 new stores during the first nine months of 2001).

Financing activities in the first nine months of fiscal 2002 provided $63.8 million in cash, which represented a $77.2 million increase over the $13.4 million in net cash used in the first nine months of fiscal 2001. This increase in net cash provided resulted primarily from net borrowings under the Credit Agreement of approximately $61.8 million during the first nine months of fiscal 2002 compared to net repayments of approximately $11.0 million during the first nine months of fiscal 2001. Additionally, the Company received proceeds of approximately $3.8 million from the issuance of common stock during the first nine months of fiscal 2002 compared to approximately $0.3 million during the first nine months of fiscal 2001. These conditions were partially offset by repayments of other long-term debt of approximately $1.6 million during the first nine months of fiscal 2002 compared to approximately $5.1 million during the first nine months of fiscal 2001.

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten.

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

The Company applies Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) in the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. (The Company’s interest rate swap agreement is designated as a cash flow hedge.) At

September 28, 2002 and September 29, 2001, the interest rate swap agreement related to variable-rate debt of $77.0 million and $8.2 million, respectively. The fair value of the interest rate swap was a liability of $2.0 million at September 28, 2002 and $2.6 million at September 29, 2001. The interest rate swap agreement expires in November 2003.

The Company is exposed to changes in interest rates primarily from its variable-rate, long-term debt arrangements. Under its current policies, the Company uses interest rate swaps to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of interest rate swaps designated as hedges, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $496,000 of additional interest expense and would not impact the fair market value of the long-term debt.

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

Item  4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item  5.   Other Information

Effective as of July 18, 2002, Cynthia T. Jamison was elected to the Board of Directors of the Company for a one-year term expiring in April 2003.

Item  6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

10.65	Revolving Credit Agreement, dated as of August 15, 2002 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent.

10.66	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Bank of America, N.A.

10.67	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and U.S. Bank, N. A.

10.68	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SouthTrust Bank.

10.69	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and AmSouth Bank.

10.70	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SunTrust Bank, Nashville, N.A.

10.71	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Compass Bank.

10.72	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Fifth Third Bank.

10.73	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Branch Banking & Trust Company.

10.74	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Regions Bank.

10.75	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and National City Bank.

10.76	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr.

10.77	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright.

10.78	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase.

10.79	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Calvin B. Massmann.

10.80	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date: November 11, 2002	By:	/s/ Calvin B. Massmann
Calvin B. Massmann Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Joseph H. Scarlett, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tractor Supply Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Joseph H. Scarlett, Jr.

Joseph H. Scarlett, Jr. Chairman of the Board and Chief Executive Officer

I, Calvin B. Massmann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tractor Supply Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Calvin B. Massmann

Calvin B. Massmann Senior Vice President and Chief Financial Officer