Form 10-K
period 2002-12-28
TRACTOR SUPPLY CO /DE/
filed 2003-03-14
CIK 916365

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28 , 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Common Stock, $.008 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES   [X]      NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      YES   [X]      NO   [   ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter was $504,561,709. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2003

Common Stock, $.008 par value	18,287,468

PART I
PART II
PART III
SIGNATURES
CERTIFICATIONS
EXHIBITS INDEX
EX-10.58 EXECUTIVE BONUS PLAN
EX-13.1 ANNUAL REPORT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-23.2 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.3 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.4 CONSENT OF PRICEWATERHOUSECOOPERS LLP

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2003 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 are incorporated by reference into Parts II and IV of this Form 10-K.

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements.

All phases of the Company’s operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, threats of war or terrorism, and the seasonality of the Company’s business. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations.

PART I

Item 1. Business

Overview

Tractor Supply Company, a Delaware corporation (the “Company”), was founded in 1938 as a catalog mail order tractor parts supplier. In 1982, the Company was purchased by a group of investors, including a member of the Company’s current management team who is a significant stockholder. In 1994, the Company made its initial public offering. Today, the Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) livestock and pet products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company’s stores typically range in size from 12,500 to 15,500 square feet of inside selling space and utilize approximately as many square feet of outside selling space. The Company operated 433 retail farm stores in 30 states as of December 28, 2002.

Tractor Supply Company has one reportable industry segment — the operation of farm and ranch retail stores.

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

The Company experiences a buildup of inventory and accounts payable during its first fiscal quarter each year for purchases of seasonal product in anticipation of the April through June selling season and again during its third fiscal quarter in anticipation of the October through December selling season.

Business Strategy

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

Market Niche
The Company has identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

Customer Service
The Company is committed to providing superior customer service and offers its customers a high level of in-store service through motivated, well-trained store employees. The Company believes the ability of its store employees to provide friendly, responsive, technical assistance is valued by its customers and helps to promote strong customer loyalty and repeat shopping. As such, the Company seeks to provide store employees with decision-making authority and training to enable them to meet customer needs.

The Company endeavors to staff its stores with courteous highly motivated employees and devotes considerable resources to training its store employees, often in cooperation with its vendors. The Company’s training programs include (i) a full management training program which covers all aspects of the Company’s operations, (ii) product knowledge video tapes produced in conjunction with over 100 vendors, (iii) semi-annual retail skills training classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from the Company’s management headquarters. The Company seeks to hire and train store employees with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.

The Company’s refund policy is “hassle free,” if within 30 days of date of purchase and accompanied by a receipt. However, the Company also has a “satisfaction guaranteed” policy, such that if customers are not satisfied, store employees are authorized, at their discretion, to offer to repair or exchange the product, or offer store credits or refunds, irrespective of when the product was purchased. The Company believes that by providing these services it improves customer satisfaction, builds customer loyalty and generates repeat business.

The Company offers a proprietary, third party credit card for individual retail customers. Additionally, in 2002, the Company outsourced its commercial credit program to a third party provider. In addition, the Company accepts Visa, MasterCard and Discover credit cards.

Store Environment
The Company’s stores are designed and managed to make shopping an enjoyable experience and maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement, and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location. The uniformity of the store layouts and visual displays affords the customer a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all store employees wear highly visible red smocks and nametags and customer service desks and check out counters are conveniently located.

Merchandising
The Company seeks to offer an extensive, consistent merchandise mix, tailored to some extent to specific regional needs and store size. The Company’s full line of product offerings is supported by a strong in-stock inventory position with an average of 12,500 to 14,500 products per store. Stores carry a wide selection of high quality, nationally recognized, name brand merchandise. The Company has established close working relationships with many of its principal vendors to manage stock levels, develop new products, plan promotions and design merchandise displays. The Company intends to continue to expand its vendor partnering strategy to include most of its other key vendors. The Company also markets private-label merchandise under the Tractor Supply Company brand as well as Huskee, Traveller, Producer’s Pride, Retriever and Dumor registered trademarks.

The following chart indicates the average percentages of sales represented by each of the Company’s major product categories during fiscal 2002 and 2001:

	Percent of Total Sales

Product Category	2002	2001	2000

Livestock and Pet	31%	30%	29%
Seasonal Products	22	22	22
Hardware and Tools	18	17	18
Truck/Trailer/Tow/Lube	12	13	13
Clothing and Footwear	9	9	9
Agriculture Products	8	9	9

	100%	100%	100%

Purchasing and Distribution
The Company offers an extensive selection of farm and ranch maintenance and other specialty products. The Company’s business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 870 vendors, the five largest of which accounted for less than 20% of total purchases in fiscal 2002 and no one vendor accounted for more than 10% of purchases during such year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products. Over 95% of the Company’s purchase orders are transmitted through an electronic data interchanges (“EDI”) system, and approximately 64% of vendor invoices are transmitted through EDI. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company’s supply chain process is centrally managed.

The Company operates a 500,000 square foot distribution center in Pendleton, Indiana, a 144,000 square foot distribution center in Omaha, Nebraska and a 105,000 square foot distribution center in Waco, Texas. The Company also utilizes a 57,000 square foot, strategically located “cross-dock” facility in Rural Hall, North Carolina to support the main distribution centers and transportation system network in servicing certain stores located in the Southeast region of the country. In fiscal 2002, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the Company’s stores. The Company’s transportation fleet is managed by UPS Supply Chain Solutions (“UPS”), who supports the Company’s distribution centers and the “cross-dock” facility. Additionally, UPS provides inbound transportation services for over 300 vendors. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations.

In January 2003, the Company began construction of a new 320,000 square foot distribution center in Waco, Texas. This new distribution center, which will replace the current Waco, Texas distribution center, is expected to provide more efficient distribution of merchandise to Company stores. The Company expects to begin using the new distribution center in August 2003.

Marketing
The Company utilizes an “everyday low prices” strategy to consistently offer its products at competitive prices. The Company monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a “sale” oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

To generate store traffic and position itself as a destination store, the Company promotes broad selections of merchandise, primarily advertised at the regular everyday low price, with color circulars distributed by direct mail and as newspaper inserts. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. The Company enhances its print marketing and advertising programs through the expanded use of radio and national television.

The Company’s vendors realize the value of the Company being a destination store. Due to the relatively small size of its stores, increased traffic in the store ensures increased exposure to most products. As such, the Company’s vendors are committed to helping the Company promote its brand and position itself as a destination store. The Company’s marketing efforts are supported through vendor funding which enables the Company to expand its marketing efforts and increase customer awareness.

Competition
The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center (i.e. “big box”) retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e. the rural lifestyle and maintenance needs of recreational farmers and ranchers, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently owned retail farm stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

Management and Employees
As of December 28, 2002, the Company employed approximately 3,500 full-time and approximately 2,500 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 40 employees of the Company’s Omaha, Nebraska distribution center were covered by a collective bargaining agreement. This collective bargaining agreement expires in July 2005.

Management believes its district managers, store managers and other distribution and support personnel have contributed significantly to the Company’s performance. Management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from employees and responds to the suggestions expressed by employees.

All employees participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon the Company’s success and profitability. The Company also provides employees the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan (the Company participates in the 401(k) plan through a cash match). Additionally, the Company shares in the cost of health insurance provided to its employees and employees receive a discount on merchandise purchased at the Company’s stores.

Management also encourages a “promote from within” environment when internal resources permit. Two of the five members of the Company’s senior management, most of the Company’s district managers and a significant portion of the Company’s store managers were promoted to their positions from within the Company. All executive officers have at least 16 years of business experience and one executive officer has over 21 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 4.2 years and 3.9 years, respectively. (This tenure reflects the addition of 113 new stores during fiscal 2002.) Management believes internal promotions coupled with the hiring of individuals with previous retail experience will provide the management structure necessary to support expected store growth. Management believes it has satisfactory relationships with its employees.

Management Information and Control Systems
The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system (with communications via a frame relay network to the Company’s primary systems), a supply chain management and replenishment system, a vendor purchase order control system and a merchandise presentation system. These systems are fully integrated and track merchandise from order through sale. All operational data from these systems is also fully integrated with the Company’s financial systems.

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

Growth Strategy

The Company’s current and long-term growth strategy is built on a combination of (1) expanded geographic market presence, achieved through the opening of new retail stores at an annual growth rate of 8% to 10% and (2) enhanced financial performance through same-store sales increases, achieved through aggressive merchandising programs with an “everyday low prices” philosophy, supported by strong customer service.

The Company has experienced considerable growth in recent years, including the addition of 35 stores in fiscal 2000, 18 in fiscal 2001 and 113 in fiscal 2002. This recent growth has increased the Company’s market presence in the Southwest, primarily in Texas, the Southeast, primarily in Tennessee, Kentucky, North Carolina and Florida, in the central northern part of the United States, primarily in Ohio and Michigan and in the Northeast, primarily in Pennsylvania and New York. The Company operated 433 stores in 30 states as of December 28, 2002 and has a base plan to open 30 to 35 stores in fiscal 2003. The Company plans to open 40 to 45 new stores in fiscal 2004 and additional stores thereafter. The Company believes it has developed a sophisticated proven method for selecting store sites and has identified over 600 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores to ensure optimal locations to promote growth.

During the first quarter of 2002, the Company purchased real property for 24 store locations, lease rights for 76 store locations and fixtures from 100 stores from Quality Stores, Inc. (which was in bankruptcy liquidation). During fiscal 2002, 87 stores were opened as new Tractor Supply stores and nine Tractor Supply stores were relocated to the acquired locations. The Company has also decided to open one additional store (previously held for sale) and hold the remaining locations for sale. With this transaction, the Company has achieved store growth in fiscal 2002 that is approximately four times the historical unit store growth plan for a single year. The Company avoided the potential pitfalls of acquiring redundant headquarters and information systems and did not acquire any inventory, thus avoiding the challenges of integrating similar products with dissimilar packaging into its existing stock, as well as avoiding the challenge of liquidating other products which conflict with the Company’s existing product offerings. Rather, the Company selected only the geographic markets that it believed had the greatest potential.

This aggressive expansion occurred in a more compressed timeframe than the Company’s historical store growth, including the opening of 90 stores in the second quarter of fiscal 2002. To achieve this level of growth, the Company devoted substantial resources toward this endeavor and incurred considerable cost to ensure the stores were opened in accordance with the planned strategy. The transition of these locations to Tractor Supply Company stores was completed during the third fiscal quarter of 2002.

The Company’s strategy is generally to lease its new stores. At December 28, 2002, 358 of the Company’s 433 stores are leased. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $800,000 to $1,000,000, the majority of which is for initial acquisition of inventory and capital expenditures (principally leasehold improvements and fixtures and equipment) and the balance of which is for pre- opening expenses.

The Company plans to relocate a total of 10 to 12 stores in fiscal 2003 and an average of three or four additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The cash required to complete a store relocation typically ranges from $150,000 to $400,000 depending on whether the Company is responsible for any renovation or remodeling costs.

The Company plans to extensively remodel 10 of its stronger performing stores in 2003 and each year thereafter over the next several years. The estimated cash required to complete a major remodeling typically ranges from $100,000 to $450,000.

As a result of the rapid expansion discussed above, the Company has gained considerable expertise in the opening and relocating of its stores. The average store opening timeframe has been reduced from nine weeks in fiscal 1998 to six weeks in fiscal 2003 with additional timesavings anticipated. The Company has also improved its store set-up process through the utilization of third parties for key functions such as fixture procurement, architectural assistance and procurement of key vendor support (brochures, product training booklets, etc.) and supplies. The use of third parties to support store openings and relocations allows management to focus on its primary responsibility of running the business.

Additional Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

The Company makes available free of charge through its Internet website, www.myTSCstore.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

The Company maintains a code of ethics that is applicable to all employees, including the Company’s Chief Executive Officer and Chief Financial Officer and Controller. This code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company’s business, is available for public access on the Company’s Internet website (www.myTSCstore.com).

Item 2. Properties

At December 28, 2002, the Company operated 433 stores in 30 states. The Company leases its four distribution facilities and its management headquarters, and over 75% of its stores. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company’s option. None of the store leases is individually material to the Company’s operations. The leases at its Pendleton, Indiana; Omaha, Nebraska; Waco, Texas and Rural Hall, North Carolina distribution facilities expire in 2015, 2004, 2003 and 2004 respectively, and the lease for its management headquarters expires in 2007. The Company is constructing a new, larger facility in Waco, Texas, with an expected opening in August 2003, which will provide more efficient distribution of merchandise to Company stores. Two of the Company’s stores are leased from affiliated parties. See Item 13. “Certain Relationships and Related Transactions.”

As of December 28, 2002, the Company operated 433 stores in 30 states as follows:

	Number		Number
State	of Stores	State	of Stores

Texas	64	Missouri	7
Ohio	59	North Dakota	7
Michigan	43	Nebraska	7
Tennessee	32	Arkansas	6
Indiana	30	Oklahoma	6
Florida	21	Minnesota	5
Pennsylvania	20	West Virginia	5
North Carolina	19	Alabama	4
Kentucky	17	Georgia	4
Virginia	16	South Dakota	4
New York	15	Maryland	3
Illinois	10	Delaware	1
Iowa	9	Mississippi	1
Kansas	8	Montana	1
South Carolina	8	Wisconsin	1

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

Item 4. Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the Company’s fiscal year ended December 28, 2002.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 17, 2003.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age

Joseph H. Scarlett, Jr.	Chairman of the Board, Chief Executive Officer and Director	60
James F. Wright	President and Chief Operating Officer and Director	53
Gerald W. Brase	Senior Vice President-Merchandising	49
Calvin B. Massmann	Senior Vice President-Chief Financial Officer and Treasurer	59
Stanley L. Ruta	Senior Vice President-Store Operations	51

Joseph H. Scarlett, Jr. has served as Chairman of the Board and Chief Executive Officer of the Company since 1993, having previously served as President and Chief Operating Officer of the Company from 1987 to 1993. Mr. Scarlett has served as a director of the Company since 1982.

James F. Wright has served as President and Chief Operating Officer of the Company since October 2000. Mr. Wright previously served as President and Chief Executive Officer of Tire Kingdom, a tire and automotive services retailer, from May 1997 to June 2000. Mr. Wright has served as a director of the Company since 2002.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol “TSCO”.

The table below sets forth the high and low sales prices of the Company’s Common Stock as reported by The Nasdaq National Market (as adjusted for a 2:1 stock split effective August 2, 2002) for each fiscal quarter of the periods indicated:

	Price Range

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$23.30	$16.35	$7.47	$4.25
Second Quarter	$36.62	$22.80	$8.23	$6.75
Third Quarter	$36.10	$25.39	$12.24	$7.40
Fourth Quarter	$45.50	$28.10	$17.49	$8.73

As of January 31, 2003, the approximate number of record holders of the Company’s Common Stock was 100 (excluding individual participants in nominee security position listings) and the estimated number of beneficial holders of the Company’s Common Stock was 12,000.

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

Item 6. Selected Financial Data

The information set forth under the caption “Five Year Selected Financial and Operating Highlights” on page 6 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 16 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 15 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information set forth under the captions “Report of Independent Auditors”, “Consolidated Statements of Income”, “Consolidated Balance Sheets,”, “Consolidated Statement of Stockholders’ Equity”, “Consolidated Statements of Cash Flows”, and “Notes to Consolidated Financial Statements” on pages 17 through 33 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 is incorporated herein by reference.

The Company’s unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the captions “Information Regarding Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” on pages 1 through 4 and 18, respectively, of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 2003 is incorporated herein by reference.

The information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the captions “Board of Directors and Committees of the Board — Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Compensation Committee’s Report on Executive Compensation”, and “Performance Graph” on pages 5 through 16 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 18 and 19 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 2003 is incorporated herein by reference.

Following is a summary of the Company’s equity compensation plans as of December 28, 2002, under which equity securities are authorized for issuance, aggregated as follows:

	Number of securities	Weighted Average
	to be issued upon	exercise price of	Number of securities
	exercise of outstanding	outstanding options,	remaining available for
Plan Category	options, warrants, and rights	warrants and rights	future issuance

Equity compensation plans approved by security holders
2000 Stock Incentive Plan	848,200	$12.41	1,151,800
Employee Stock Purchase Plan[1]	—	—	1,760,329
Equity compensation plans not approved by security holders[2]	1,422,117	$9.50	20,602

Total	2,270,317	$10.59	2,932,731

[1]	Represents shares available as of January 1, 2003.

[2]	Consists of the 1994 Stock Option Plan, which was adopted by the Company prior to its initial public offering.

The information set forth under the caption “Stock-Based Compensation Plans” in the “Notes to Consolidated Financial Statements” on pages 31 and 32 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 (incorporated herein by reference), provides further information with respect to the material features of each plan.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Related-Party Transactions with Tractor Supply Company” on page 7 of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 17, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 10a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K

(a)	(1)	Financial Statements

		The following financial statements and related notes of the Company contained on pages 17 through 33 of the Company’s Annual Report to Stockholders for the fiscal year ended December 28, 2002 are incorporated herein by reference:

		Report of Independent Auditors

		Consolidated Statements of Income — Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

		Consolidated Balance Sheets — December 28, 2002 and December 29, 2001

		Consolidated Statement of Stockholders’ Equity — December 28, 2002, December 29, 2001 and December 30, 2000

		Consolidated Statements of Cash Flows — Fiscal Years Ended December 28, 2002, December 29, 2001 and December 30, 2000

		Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

		None

		Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)	(3)	Exhibits

		The exhibits listed in the Index to Exhibits, which appears on pages 18 through 27 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 28, 2002.

(d)	Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of the Company as of December 30, 2000 and for the year then ended.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Tractor Supply Company

In our opinion, the statements of income, of changes in stockholders’ equity and of cash flows for the year ended December 30, 2000 present fairly, in all material respects, the results of operations of Tractor Supply Company and its cash flows for the year ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion. We have not audited the financial statements of Tractor Supply Company for any period subsequent to December 30, 2000.

/s/ PricewaterhouseCoopers LLP

Nashville, Tennessee January 24, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date: March 14, 2003	By:	/s/ Calvin B. Massmann

Calvin B. Massmann
Senior Vice President — Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph H. Scarlett, Jr. Joseph H. Scarlett, Jr.	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ Calvin B. Massmann Calvin B. Massmann	Senior Vice President — Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2003

/s/ James F. Wright James F. Wright	President — Chief Operating Officer and Director	March 14, 2003

/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	March 14, 2003

/s/ Thomas O. Flood Thomas O. Flood	Director	March 14, 2003

/s/ Joseph D. Maxwell Joseph D. Maxwell	Director	March 14, 2003

/s/ S.P. Braud S.P. Braud	Director	March 14, 2003

/s/ Joseph M. Rodgers Joseph M. Rodgers	Director	March 14, 2003

/s/Gerard E. Jones Gerard E. Jones	Director	March 14, 2003

/s/ Sam K. Reed Sam K. Reed	Director	March 14, 2003

CERTIFICATIONS

I, Joseph H. Scarlett, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Tractor Supply Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Joseph H. Scarlett, Jr.

Joseph H. Scarlett, Jr.
Chairman of the Board
Chief Executive Officer and Director

I, Calvin B. Massmann, certify that:

1.     I have reviewed this annual report on Form 10-K of Tractor Supply Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Calvin B. Massmann

Calvin B. Massmann
Chief Financial Officer

EXHIBITS INDEX

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

3.1	Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 1994 (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on May 13, 1994 (filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

3.4	Amended and Restated By-laws of the Company as currently in effect (filed as Exhibit 3.7 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.1	Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph H. Scarlett, Jr. and Dorothy F. Scarlett (relating to Omaha, Nebraska store) (filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.2	Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. Maxwell and Juliann K. Maxwell (relating to Nashville, Tennessee store) (filed as Exhibit 10.18 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.3	Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.28 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.4	Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on June 14, 1999, and incorporated herein by reference).

10.5	Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.6	Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.7	Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).

10.8	Indemnification Agreement, dated January 27, 1994, between the Company and Thomas O. Flood (filed as Exhibit 10.38 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.9	Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.10	Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.11	Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair Scarlett (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.12	Split-Dollar Agreement, dated January 2, 1998, between the Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997 Irrevocable Trust under Agreement dated November 10, 1997, (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.13	Term Note, dated as of September 2, 1999, issued by the Company to SunTrust Bank, Nashville, N.A., a national banking association, in the aggregate amount of $15 million (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.14	Noncompetition Agreement, dated as of August 31,1999, between the Company and Thomas O. Flood (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.15	Third Amendment to Revolving Credit Agreement, dated as of November 15, 1999 among the Company and SunTrust Bank Nashville, N.A. (replaced Bank Boston, N.A. as agent), as agent and for itself, AmSouth Bank (successor to First America National Bank), an national banking association, and Bank of America, a national banking association (filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.16	Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.17	Agreement, effective August 1, 1999 between the Company and General Drivers & Helpers Union, Local #554 (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission No. 000-23314, and incorporated herein by reference).

10.18	Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

10.19	Loan Agreement, dated as of August 10, 2000 between the Company and Bank of America, N.A. (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.20	Term Note, dated as of August 10, 2000 issued by the Company to Bank of America, N.A., in the aggregate amount of $20 million (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, Commission File No. 000-23314, and incorporated herein by reference).

10.21	Revolving Credit Agreement, dated as of November 3, 2000 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001,Commission File No. 000-23314, and incorporated herein by reference).

10.22	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Bank of America, N.A. (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.23	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Firstar Bank, N. A. (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.24	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.25	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.26	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.27	Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.28	Revolving Note, dated as of December 30, 2000 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.29	Amended and Restated Loan Agreement, dated as of November 3, 2000, between the Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.30	Amended and Restated Term Note, dated as of November 3, 2000, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $9,999,945 (filed as Exhibit 10.55 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.31	First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit 10.56 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.32	Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.33	Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

10.34	Letter, dated October 2, 2001, from Bank of America, N.A., as Administrative Agent, approving a one-year extension of the Revolving Credit Agreement to November 2, 2004 (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.35	Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.36	Letter Agreement between Tractor Supply Company and the Joint Venture formed by Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated December 14, 2001 (filed as Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.37	Amended Letter Agreement between the members of the joint venture comprised of Tractor Supply Company, Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated January 8, 2002 (filed as Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.38	Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated December 31, 2001 (filed as Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.39	Amendment No. 1 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 4, 2002 (filed as Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.40	Amendment No. 2 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 30, 2002 (filed as Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.41	Amendment No. 3 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply company et al., dated January 31, 2002 (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.42	Revolving Credit Agreement, dated as of August 15, 2002 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.43	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Bank of America, N.A. (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.44	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and U.S. Bank, N. A. (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.45	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

Page Number
Exhibit		by Sequential
Number	Description	Numbering System

10.46	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.47	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.70 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.48	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.71 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.49	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.72 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.50	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Branch Banking & Trust Company (filed as Exhibit 10.73 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.51	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Regions Bank (filed as Exhibit 10.74 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.52	Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and National City Bank (filed as Exhibit 10.75 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.53	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as Exhibit 10.76 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.54	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit 10.77 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.55	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase (filed as Exhibit 10.78 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

			Page Number
Exhibit			by Sequential
Number		Description	Numbering System

	10.56	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.79 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

	10.57	Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit 10.80 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

°	10.58	Tractor Supply Company Executive Bonus Plan.

°	13.1	Annual Report to Stockholders for the fiscal year ended December 28, 2002.

°	23.1	Consent of Ernst & Young LLP.

°	23.2	Consent of PricewaterhouseCoopers LLP.

°	23.3	Consent of PricewaterhouseCoopers LLP.

°	23.4	Consent of PricewaterhouseCoopers LLP.

°	Filed herewith.