Form 10-Q
period 2003-03-29
TRACTOR SUPPLY CO /DE/
filed 2003-05-13
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                    March 29, 2003

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

YES [X]      NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2003

Common Stock, $0.008 par value	18,536,380

TRACTOR SUPPLY COMPANY

INDEX

			Page No.

Part I	Financial Information:

	Item 1	Consolidated Financial Statements:

		Consolidated Balance Sheets -
		March 29, 2003 and December 28, 2002	3

		Consolidated Statements of Income -
		For the Fiscal Three Months Ended
		March 29, 2003 and March 30, 2002	4

		Consolidated Statements of Cash Flows -
		For the Fiscal Three Months Ended
		March 29, 2003 and March 30, 2003	5

		Notes to Unaudited Consolidated Financial Statements	6-13

	Item 2	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	14-17

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4	Controls and Procedures	18

Part II	Other Information:

	Item 6	Exhibits and Reports on Form 8-K	19

	Signatures		20

	Certifications		21-22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACTOR SUPPLY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 29,	Dec. 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,227	$13,773
Accounts receivable, net	—	102
Inventories	366,811	289,253
Prepaid expenses and other current assets	24,773	17,579
Assets held for sale	3,774	3,779
Deferred income taxes	7,581	7,784

Total current assets	428,166	332,270

Land	12,519	12,569
Buildings and improvements	103,834	100,843
Furniture, fixtures and equipment	78,196	75,815
Construction in progress	4,965	4,271

	199,514	193,498
Accumulated depreciation and amortization	(73,569)	(69,953)

Property and equipment, net	125,945	123,545

Other assets	3,096	3,104

Total assets	$557,207	$458,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,539	$114,851
Accrued employee compensation	1,770	14,892
Other accrued expenses	48,544	51,410
Current maturities of long-term debt	2,142	2,142
Current portion of capital lease obligations	340	340
Income taxes currently payable	—	3,101
Other current liabilities	1,136	1,699

Total current liabilities	262,471	188,435
Revolving credit loan	55,000	33,542
Long-term debt, less current maturities	2,859	3,395
Capital lease obligations, less current maturities	2,078	2,163
Deferred income taxes	1,584	1,584
Other long-term liabilities	2,262	1,952

Total liabilities	326,254	231,071

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common stock, 100,000,000 shares authorized; $0.008 par value; 18,376,245 and 18,232,954 shares issued and outstanding in 2003 and 2002, respectively	147	146
Additional paid-in capital	54,793	52,174
Retained earnings	176,626	176,501
Accumulated other comprehensive loss, net	(613)	(973)

Total stockholders’ equity	230,953	227,848

Total liabilities and stockholders’ equity	$557,207	$458,919

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended

	March 29,	March 30,
	2003	2002

	(Unaudited)
Net sales	$273,760	$193,810
Cost of merchandise sold	192,963	141,831

Gross profit	80,797	51,979
Selling, general and administrative expenses	72,138	54,287
Depreciation and amortization	4,454	3,093

Income (loss) from operations	4,205	(5,401)
Interest expense, net	1,010	1,067

Income (loss) before income taxes and cumulative effect of a change in accounting principle	3,195	(6,468)
Income tax expense (benefit)	1,182	(2,458)

Income (loss) before cumulative effect of a change in accounting principle	2,013	(4,010)
Cumulative effect on prior years of retroactive application of a change in accounting principle, net of income taxes (Note 3)	(1,888)	—

Net income (loss)	$125	$(4,010)

Income (loss) per share – basic, before cumulative effect of a change in accounting principle	$0.11	$(0.22)
Cumulative effect of accounting change, net of income taxes	(0.10)	—

Net income (loss) per share — basic	$0.01	$(0.22)

Income (loss) per share – assuming dilution before cumulative effect of a change in accounting principle	$0.10	$(0.22)
Cumulative effect of accounting change, net of income taxes	(0.09)	—

Net income (loss) per share – assuming dilution	$0.01	$(0.22)

Pro-forma amounts assuming the change in accounting principle is applied retroactively:
Net income (loss)	$2,013	$(3,998)
Net income (loss) per share — basic	$0.11	$(0.22)
Net income (loss) per share – assuming dilution	$0.10	$(0.22)

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended

	March 29,	March 30,
	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$125	$(4,010)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	1,888	—
Depreciation and amortization	4,454	3,093
Loss (gain) on sale of property and equipment	(412)	5
Asset impairment related to closed stores and relocations	78	572
Deferred income taxes	203	192
Tax benefit of stock options exercised	942	—
Change in assets and liabilities:
Accounts receivable	102	(149)
Inventories	(80,611)	(68,029)
Prepaid expenses and other current assets	(2,993)	(12)
Accounts payable	93,688	79,134
Accrued expenses	(15,988)	(7,906)
Income taxes currently payable	(6,148)	(3,069)
Other	109	(394)

Net cash used in operating activities	(4,563)	(573)

Cash flows from investing activities:
Capital expenditures (Note 9)	(7,343)	(37,878)
Proceeds from sale of property and equipment	845	—

Net cash used in investing activities	(6,498)	(37,878)

Cash flows from financing activities:
Borrowings under revolving credit agreement	87,494	97,336
Repayments under revolving credit agreement	(66,036)	(54,453)
Repayment of long-term debt	(536)	(536)
Principal payments under capital lease obligations	(85)	(77)
Net proceeds from issuance of common stock	1,678	2,020

Net cash provided by financing activities	22,515	44,290

Net increase in cash and cash equivalents	11,454	5,839
Cash and cash equivalents at beginning of period	13,773	8,927

Cash and cash equivalents at end of period	$25,227	$14,766

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$900	$927
Income taxes	5,809	613

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States inherently requires estimates and assumptions by management that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives. The estimated reserve is based on management’s current knowledge with respect to inventory levels, sales trends and historical experience relating to the sale of the excess and/or slow-moving inventory. Management does not believe the Company’s merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves.

Inventory Shrinkage

The Company estimates its expected shrinkage of inventory between physical inventory counts by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

Vendor Funding

The Company receives funding from its vendors for promotion of the Company’s brand as well as the sale of their products. The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume is based on management’s current knowledge with respect to inventory levels, sales trends and expected customer demand, as well as planned new store openings. Although management believes it has the ability to reasonably estimate its purchase volume, it is possible that actual results could significantly differ from the estimated amounts.

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

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

Revenue Recognition

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period during which the related sales are recorded.

Store Pre-opening Costs

Non-capital expenditures incurred in connection with start-up activities, including organizational costs, are expensed as incurred.

Store Closing Costs

Beginning in fiscal 2003, the Company recognizes store closing costs in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, the Company recognized store-closing costs (primarily remaining lease obligations and disposals of property and equipment) at the time the plan for the related store closing or relocation was finalized. The adoption of SFAS 146 did not materially impact the Company’s financial position, cash flows, or results of operations.

Cash and Cash Equivalents

The Company considers temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, trade receivables and trade payables equal current fair value. The terms of the Company’s revolving credit agreement and term loan agreement include variable interest rates, which approximate current market rates.

Derivative Instruments and Hedging Activities

The Company complies with SFAS Nos. 133, 137, and 138 (collectively “SFAS 133”) pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement, which is designated as a cash flow hedge. (Note 6)

Inventories

The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. The Company receives funding from its vendors for promotion of the Company’s brand as well as the sale of its products. Such funds are recognized as a reduction of the purchase cost of inventory. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/ deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $925,000 and $5,267,000 higher than reported at March 29, 2003 and December 28, 2002, respectively. (The reduction in the LIFO reserve is primarily due to the adoption of EITF 02-16, which resulted in a reduction of the carrying value of inventory — (Note 3).)

Freight Costs

The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of merchandise.

Property and Equipment

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The following estimated useful lives are generally applied:

Life

Buildings	30 - 35 years
Leasehold improvements	5 - 15 years
Furniture, fixtures and equipment	5 - 10 years
Computer software and hardware	3 - 5 years

Impairment of Long-Lived Assets

The Company complies with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the recognition of asset impairment. Accordingly, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Impairment on long-lived assets to be disposed of is recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal. (Note 4)

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Expenses incurred are charged to operations at the time the related advertising first takes place.

Beginning in fiscal 2003, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 02-16 (“EITF 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” as required. Under EITF 02-16, vendor-provided funding is recognized as a reduction of cost of sales as the related vendors’ purchased inventory is sold.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Excess of Fair Value of Assets Acquired Over Cost

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company adopted this Statement in fiscal 2002, and as a result, the Company released $175,000 of unamortized negative goodwill into income in the first quarter of fiscal 2002.

Extinguishment of Debt

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which requires gains and losses from extinguishment of debt to no longer be classified as extraordinary items, net of related income tax effect. SFAS 145 requires that extinguishment gains or losses be classified as ordinary gains or losses, and that all such gains or losses in prior periods be reclassified to ordinary gain or loss in comparative financial statements. The Company adopted this Statement in the first quarter of fiscal 2003, as required. The adoption of SFAS 145 had no impact on the Company’s financial position, cash flows, or results of operations.

Stock-based Compensation Plans

In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value–based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS 123 and as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” However, the Company has adopted the disclosure requirements of SFAS 123 and SFAS 148, as required.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company’s pro forma net income (loss) and net income (loss) per share, for the fiscal quarters ended March 29, 2003 and March 30, 2002, would have been as follows (in thousands, except per share amounts):

	Three months ended

	March 29,	March 30,
	2003	2002

Net income (loss) — as reported	$125	$(4,010)
Pro-forma compensation expense, net of tax	(641)	(476)

Net income (loss) – pro-forma	$(516)	$(4,486)

Net income (loss) per share – basic:
As reported	$0.01	$(0.22)
Pro-forma	$(0.03)	$(0.25)

Net income (loss) per share – diluted:
As reported	$0.01	$(0.22)
Pro-forma	$(0.03)	$(0.25)

Net Income Per Share

The Company presents both basic and diluted earning per share (“EPS”) on the face of the consolidated income statement. As provided by SFAS 128, “Earnings per Share,” basic EPS is calculated as net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial statements and notes thereto has been restated to give effect to a two-for-one stock split. (Note 8)

Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to fiscal 2003 presentations.

Note 2 — Seasonality:

The Company’s business is subject to seasonality and, as a result, a significant portion of its sales and income are realized in the second and fourth fiscal quarter. The Company typically builds inventory in the first fiscal quarter in preparation for a higher volume second quarter.

Note 3 — Change in Accounting Principle:

EITF 02-16 provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventories are sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying the consensus of EITF 02-16 on prior-period financial statements results in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and as permitted by EITF 02-16. For the three months ended March 28, 2003, the Company recognized a charge against net income of $3.1 million, ($1.9 million net of income taxes), that resulted from the cumulative effect on prior years. Net loss for the first quarter of 2002, assuming EITF 02-16 had been applied retroactively, would have decreased $12,000. Basic and diluted loss per share for the first fiscal quarter of 2002 would have remained $0.22 had EITF 02-16 been applied retroactively.

Note 4 — Assets Held for Sale:

Assets held for sale consists of certain buildings and properties that the Company either acquired through the significant asset purchase as described in Note 9 or that the Company vacated upon relocation of a store.

The Company applies the provisions of SFAS 144 to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value, less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $78,000 and $572,000 in the first quarter of fiscal 2003 and 2002, respectively, to adjust the carrying value of certain property and equipment related to vacated stores to fair value, less costs to sell.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

Note 5 — Senior Credit Facility:

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The Credit Facility bears interest at either the bank’s prime rate (4.25% at March 29, 2003) or the London Inter-Bank Offer Rate (1.31% at March 29, 2003) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company’s performance (0.875% at March 29, 2003).

Note 6 — Derivative Financial Instruments:

The Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement has the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations.

The Company complies with SFAS 133 and recognizes the fair value of the interest rate swap in its consolidated balance sheet. The Company regularly adjusts the carrying value of the interest rate swap to reflect its current fair value. The related gain or loss on the swap is deferred in stockholders’ equity (as a component of comprehensive income) to the extent that the swap was an effective hedge. The deferred gain or loss is recognized in income in the period in which the related interest rate payments being hedged have been recognized as an expense. However, to the extent that the change in value of an interest rate swap contract does not perfectly offset the change in the interest rate payments being hedged, the ineffective portion is immediately recognized as an expense. Net amounts paid or received are reflected as adjustments to interest expense.

The Company expects to recognize income of approximately $103,000 on interest rate swaps from accumulated other comprehensive loss to earnings over the next seven months.

Note 7 — Comprehensive Income:

Comprehensive income includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive income for each period is as follows (in thousands):

	Three months ended

	March 29,	March 30,
	2003	2002

Net income (loss) — as reported	$125	$(4,010)
Change in fair value of effective portion of interest rate swap agreement, net of income tax effect of $192 and $203 in 2003 and 2002, respectively	360	330

Comprehensive income (loss)	$485	$(3,680)

Note 8 — Net Income (Loss) Per Share:

Basic net income (loss) per share is based on the weighted average outstanding common shares. Diluted net income (loss) per share is based on the weighted average outstanding common shares and reflects basic net income (loss) per share reduced by the dilutive effect of stock options.

Net income (loss) per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	March 29, 2003			March 30, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income (loss) per share:
Net income, before cumulative effect of accounting change	$2,013	18,308	$0.11	$(4,010)	17,892	$(0.22)
Cumulative effect of accounting change	1,888	18,308	(0.10)	—	17,892	—

Net income (loss)	$125	18,308	$0.01	$(4,010)	17,892	$(0.22)

Diluted net income (loss) per share:
Net income, before cumulative effect of accounting change	$2,013	19,858	$0.10	$(4,010)	17,892	$(0.22)
Cumulative effect of accounting change	1,888	19,858	(0.09)	—	17,892	—

Net income (loss)	$125	19,858	$0.01	$(4,010)	17,892	$(0.22)

	Three months ended

	March 29,	March 30,
	2003	2002

Weighted average shares outstanding:
Shares outstanding	18,308	17,892
Dilutive stock options outstanding	1,550	—

Diluted shares outstanding	19,858	17,892

Stock options for 1,186,032 shares for the three months ended March 30, 2002 have been excluded from the diluted per share calculation because their inclusion would be antidilutive.

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

Note 9 — Significant Asset Purchase:

On December 31, 2001, the Company, through a joint venture with Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management LLC, was the successful bidder at a liquidation bankruptcy auction for the buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., a debtor and debtor in possession under Chapter 11 of the United States Bankruptcy Code. The Company’s share of the bid totaled $34.0 million and was funded entirely through the Senior Credit Facility.

Under its agreement with the other joint venture partners, the Company acquired the buildings for 24 retail stores, assumed the building lease rights for 76 additional retail stores, and acquired the related equipment, furniture and fixtures. The liquidation of the existing inventory by other members of the joint venture was completed in late February 2002, with the Company having conducted hiring, training, refurbishment and merchandising efforts throughout the first fiscal quarter. The transition of these locations, which was completed in the third quarter of fiscal 2002, included the opening of new stores as well as the relocation of existing stores into the newly acquired properties.

Note 10 — Contingencies

Litigation

The Company is involved in various litigation arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company’s consolidated financial position or results of operations. Any estimated loss has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Environmental Matters

In connection with certain contaminated leased properties that the Company relocated from in 2002, the Company has agreed to indemnify property owners with respect to environmental liabilities associated with the use of those properties, as defined in the related lease agreements. During the first quarter of fiscal 2003, the Company has not paid or accrued material amounts related to these properties. Because of the uncertainties associated with environmental assessment and remediation activities, the Company’s future expenses to remediate the currently identified sites could be higher than amounts accrued. Future expenditures for environmental remediation may be affected in the near-term by identification of additional contaminated sites, the level and type of contamination found, and the extent and nature of cleanup activities required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis describes certain factors affecting Tractor Supply Company (the “Company”), its results of operations for the fiscal three month periods ended March 29, 2003 and March 30, 2002 and significant developments affecting its financial condition since the end of the fiscal year, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

Change in Accounting Principle

EITF 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying EITF 02-16 on prior-period financial statements results in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and as permitted by EITF 02-16. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years. As of March 29, 2003, $7.2 million of vendor-provided funding has been included as a reduction in inventory costs.

The following pro forma financial information for the first quarter of fiscal 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands):

	Three months ended

	March 30,	March 30,
	2002	2002

	(as reported)	(pro forma)
	(unaudited)
Net sales	$193,810	$193,810
Cost of merchandise sold	141,831	137,346

Gross profit	51,979	56,464
Selling, general and administrative expenses	54,287	58,753
Depreciation and amortization	3,093	3,093

Income (loss) from operations	(5,401)	(5,382)
Interest expense, net	1,067	1,067

Loss before income taxes	(6,468)	(6,449)
Income tax benefit	(2,458)	(2,451)

Net loss	$(4,010)	$(3,998)

Net loss per share – basic	$(0.22)	$(0.22)

Net loss per share – assuming dilution	$(0.22)	$(0.22)

Weighted average shares outstanding (000’s):
Basic	17,892	17,892
Assuming dilution	17,892	17,892

Results of Operations

The Fiscal Three Months (First Quarter) Ended March 29, 2003 and March 30, 2002

Net sales increased 41.3% to $273.8 million for the first quarter of fiscal 2003 from $193.8 million for the first quarter of fiscal 2002. The net sales increase resulted primarily from the addition of new stores and same-store sales improvement of 3.9%. During the first quarter of fiscal 2003, the Company opened a total of 12 new stores compared to 15 in the prior year period. The Company also relocated two stores. The Company operated 445 stores during the first fiscal quarter of 2003 compared to 339 stores during the first fiscal quarter of 2002.

The gross margin rate for the first quarter of fiscal 2003 increased 0.4 percentage point to 29.5% of sales from 29.1% of sales in the first quarter of fiscal 2002, assuming the provisions of EITF 02-16 had been applied prior to 2002. This increase is due to improved product costs and changes in the sales mix.

As a percent of sales, selling, general and administrative (“SG&A”) expenses decreased 3.9 percentage points to 26.4% of sales in the first quarter of fiscal 2003 from 30.3% of sales in the first quarter of fiscal 2002, assuming the provisions of EITF 02-16 had been applied prior to 2002. Excluding non-recurring expansion costs of $6.0 million in 2002, SG&A expenses decreased 0.8 percentage point. This decrease is primarily a result of greater leverage from increased sales and controlled spending.

Depreciation and amortization expense increased 44.0% over the first quarter of fiscal 2002 due mainly to costs associated with new and relocated stores, as well as remodeled existing stores.

Net interest expense decreased 5.3% over the first quarter of fiscal 2002. This decrease reflects stronger cash flow which permitted reduced short-term borrowings under the senior credit facility to fund new store expansion, as well as a slight reduction in interest rates in fiscal 2003 compared to fiscal 2002.

The Company’s effective tax rate was 37.0% in the first quarter of fiscal 2003 compared with a benefit of 38.0% for the first quarter of fiscal 2002, primarily due to changes in applicable state tax rates.

As a result of the foregoing factors, net income for the first quarter of fiscal 2003 increased $4.1 million to $0.1 million from a loss of $4.0 million in the first quarter of fiscal 2002. As a percent of sales, net income increased 2.2 percentage points to 0.1% of sales for the first quarter of fiscal 2003 from a net loss of 2.1% of sales for the first quarter of fiscal 2002. Net income per diluted share increased $0.23 per share to $0.01 per share from $(0.22) per share in the first quarter of fiscal 2002. These increases are primarily a result of non-recurring store expansion costs experienced in the first quarter of fiscal 2002 as follows (in thousands except per share amounts):

	Three Months Ended

	March 29, 2003		March 30, 2002

	(Pro-forma)
		%		%
		of Sales		of Sales

Net income (loss) — as reported	$125	—%	$(4,010)	(2.1)%
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	1,888	0.7	12	—
Non-recurring store expansion costs, net of income taxes	—	—	3,866	2.0

Pro-forma income (loss) assuming the change in accounting for vendor funding occurred prior to 2002 and exclusive of non-recurring store expansion costs	$2,013	0.7%	$(132)	(0.1)%

	Three Months Ended

	March 29, 2003			March 30, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Net income (loss) — as reported:	$125	19,858	0.01	$(4,010)	17,892	$(0.22)
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	1,888	19,858	0.09	12	17,892	—
Non-recurring store expansion costs, net of income taxes	—	19,858	—	3,866	17,892	0.21

Pro-forma income (loss) assuming the change in accounting for vendor funding had occurred prior to 2002 and exclusive of non-recurring store expansion costs	$2,013	19,858	$0.10	$(132)	17,892	$(0.01)

Liquidity and Capital Resources

In addition to normal operating expenses, the Company’s primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company’s primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement and normal trade credit. The Company’s inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and fall selling seasons.

At March 29, 2003, the Company’s inventories had increased $77.5 million to $366.8 million from $289.3 million at December 28, 2002. This increase resulted primarily from additional inventory for new stores and planned inventory increases in seasonal product lines. Trade credit increased $93.6 million to $208.5 million at March 29, 2003 from $114.9 million at December 28, 2002. Trade credit arises from the Company’s vendors granting payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At March 29, 2003, the Company had working capital of $165.7 million, which represented a $21.9 million increase from December 28, 2002. This increase resulted primarily from a $16.0 million decrease in accrued expenses (due largely to an $11.0 million decrease in incentive compensation accruals and timing of payments) and a $7.2 million increase in prepaid expenses and other current assets (due largely to a $4.2 million increase in prepaid income taxes and a $2.0 million increase in vendor receivables).

Operations used net cash of $4.6 million and $0.6 million in the first quarter of fiscal 2003 and 2002, respectively. The increase in net cash used in the first quarter of fiscal 2003 compared to the prior year period resulted primarily from accrued expenses decreasing $8.1 over the prior year period (primarily due to payment of fiscal 2002 incentives in the first quarter of fiscal 2003), as well as income taxes payable decreasing $3.1 million and prepaid expenses increasing $3.0 million (due to timing of payments). These increases in net cash used in operating activities were offset by increases in net income before the cumulative effect of the accounting change of $6.0 million, a $1.4 million increase in depreciation and amortization, a $2.0 million increase in the change in accounts payable over the change in inventory, and $0.9 million increase in the tax benefit of stock options exercised over the prior year period.

Cash used in investing activities of $6.5 million for the first quarter of fiscal 2003 represented a $31.4 million decrease over cash used in the first quarter of fiscal 2002 of $37.9 million. Cash used in investing activities in the first quarter of fiscal 2002 primarily reflects the purchase of buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc.

Financing activities in the first quarter of fiscal 2003 provided $22.5 million in cash, which represented a $21.8 million decrease over the $44.3 million in net cash provided in the first quarter of fiscal 2002. This decrease in net cash provided resulted primarily from the decrease in net short-term borrowings under the senior credit facility of approximately $21.5 million during the first quarter of fiscal 2003 compared to approximately $42.9 million during the first quarter of fiscal 2002. This decrease primarily reflects lower capital expenditures in the current period compared to the first fiscal quarter of 2002.

The Company believes that its cash flow from operations, borrowings available under credit agreements, and normal trade credit will be sufficient to fund the Company’s operations and its capital expenditure needs, including store openings and renovations, over the next several years.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases for buildings and equipment for retail stores, distribution centers and offices. In addition, the Company has outstanding letters of credit totaling $5.6 million at March 29, 2003.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation, including reserves	-	Inventory shrinkage
-	Sales returns	-	Self-insurance
-	Impairment of long-lived assets	-	Advertising costs
-	Vendor funding

The Company’s critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 to the Consolidated Financial Statements.) The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement has the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustment to interest expense.

The Company applies Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) in the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. The Company’s interest rate swap agreement is designated as a cash flow hedge. At March 29, 2003 and March 30, 2002, the interest rate swap agreement hedged cash flows related to variable-rate debt of $55.0 million and $58.0 million, respectively. The fair value of the interest rate swap was a liability of $1.1 million at March 29, 2003 and $1.8 million at March 30, 2002. The interest rate swap agreement expires in November 2003.

The Company is exposed to changes in interest rates primarily from its variable-rate, long-term debt arrangements. Under its current policies, the Company uses the interest rate swap to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of the interest rate swap designated as a hedge, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $108,000 of additional interest expense and would not impact the fair market value of the long-term debt.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

99.2	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

The Company filed one report on Form 8-K, dated April 15, 2003, issuing a press release announcing its financial results for the first quarter ended March 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 12, 2003	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Joseph H. Scarlett, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tractor Supply Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003	/s/	Joseph H. Scarlett, Jr. Joseph H. Scarlett, Jr. Chairman of the Board and Chief Executive Officer

I, Calvin B. Massmann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tractor Supply Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003	/s/	Calvin B. Massmann Calvin B. Massmann Senior Vice President and Chief Financial Officer