Form 10-Q
period 2003-06-28
TRACTOR SUPPLY CO /DE/
filed 2003-08-07
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

YES   X   NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X   NO

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2003

Common Stock, $0.008 par value	18,623,485

TRACTOR SUPPLY COMPANY

INDEX

Page No.

Part I. Financial Information:
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets - June 28, 2003 and December 28, 2002	3
Consolidated Statements of Income - For the Fiscal Three and Six Months Ended June 28, 2003 and June 29, 2002	4
Consolidated Statements of Cash Flows - For the Fiscal Six Months Ended June 28, 2003 and June 29, 2002	5
Notes to Unaudited Consolidated Financial Statements	6-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19
Part II. Other Information:
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 28,	Dec. 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,832	$13,773
Accounts receivable, net	—	102
Inventories	355,161	289,253
Prepaid expenses and other current assets	19,447	17,579
Assets held for sale	2,949	3,779
Deferred income taxes	7,462	7,784

Total current assets	402,851	332,270

Property and equipment:
Land	13,033	12,569
Buildings and improvements	108,360	100,843
Furniture, fixtures and equipment	81,584	75,815
Construction in progress	5,113	4,271

	208,090	193,498
Accumulated depreciation and amortization	(77,427)	(69,953)

Property and equipment, net	130,663	123,545

Other assets	2,635	3,104

Total assets	$536,149	$458,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,997	$114,851
Accrued employee compensation	6,282	14,892
Other accrued expenses	49,483	51,410
Current maturities of long-term debt	2,142	2,142
Current portion of capital lease obligations	340	340
Income taxes currently payable	5,169	3,101
Other current liabilities	676	1,699

Total current liabilities	254,089	188,435
Revolving credit loan	9,947	33,542
Long-term debt, less current maturities	2,323	3,395
Capital lease obligations, less current maturities	1,993	2,163
Deferred income taxes	1,584	1,584
Other long-term liabilities	2,346	1,952

Total liabilities	272,282	231,071

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common stock, 100,000,000 shares authorized; $0.008 par value; 18,608,359 and 18,232,954 shares issued and outstanding in 2003 and 2002, respectively	149	146
Additional paid-in capital	60,114	52,174
Retained earnings	204,013	176,501
Accumulated other comprehensive loss, net	(409)	(973)

Total stockholders’ equity	263,867	227,848

Total liabilities and stockholders’ equity	$536,149	$458,919

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	$449,391	$392,048	$723,151	$585,858
Cost of merchandise sold	313,099	283,657	506,062	425,488

Gross margin	136,292	108,391	217,089	160,370
Selling, general and administrative expenses	87,356	74,809	159,494	129,096
Depreciation and amortization	4,750	4,457	9,204	7,550

Income from operations	44,186	29,125	48,391	23,724
Interest expense, net	941	1,148	1,951	2,215

Income before income taxes and cumulative effect of change in accounting principle	43,245	27,977	46,440	21,509
Income tax expense	15,858	10,631	17,040	8,173

Income before cumulative effect of change in accounting principle	27,387	17,346	29,400	13,336
Cumulative effect on prior years of retroactive application of change in accounting principle, net of income taxes (Note 3)	—	—	(1,888)	—

Net income	$27,387	$17,346	$27,512	$13,336

Net income per share — basic, before cumulative effect of change in accounting principle	$1.48	$0.96	$1.60	$0.74
Cumulative effect of accounting change, net of income taxes	—	—	(0.11)	—

Net income per share — basic	$1.48	$0.96	$1.49	$0.74

Net income per share — assuming dilution before cumulative effect of change in accounting principle	$1.37	$0.88	$1.47	$0.69
Cumulative effect of accounting change, net income of taxes	—	—	(0.09)	—

Net income per share — assuming dilution	$1.37	$0.88	$1.38	$0.69

Pro-forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$27,387	$18,223	$29,400	$14,225

Net income per share — basic	$1.48	$1.01	$1.60	$0.79

Net income per share — assuming dilution	$1.37	$0.93	$1.47	$0.73

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal six months ended

	June 28,	June 29,
	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$27,512	$13,336
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	1,888	—
Depreciation and amortization	9,204	7,550
Loss (gain) on sale of property and equipment	(765)	5
Asset impairment related to closed stores and relocations	78	558
Deferred income taxes	322	138
Tax benefit of stock options exercised	3,324	995
Change in assets and liabilities:
Accounts receivable	102	(4,682)
Inventories	(68,961)	(106,521)
Prepaid expenses and other current assets	(2,667)	646
Accounts payable	75,146	146,744
Accrued expenses	(10,537)	7,739
Income taxes currently payable	3,233	3,064
Other	365	(427)

Net cash provided by operating activities	38,244	69,145

Cash flows from investing activities:
Capital expenditures (Note 9)	(16,396)	(49,319)
Proceeds from sale of property and equipment	2,429	289

Net cash used in investing activities	(13,967)	(49,030)

Cash flows from financing activities:
Borrowings under revolving credit agreement	229,669	161,602
Repayments under revolving credit agreement	(253,264)	(176,719)
Repayment of long-term debt	(1,072)	(1,072)
Principal payments under capital lease obligations	(170)	(154)
Net proceeds from issuance of common stock	4,619	2,912

Net cash used in financing activities	(20,218)	(13,431)

Net increase in cash and cash equivalents	4,059	6,684
Cash and cash equivalents at beginning of period	13,773	8,927

Cash and cash equivalents at end of period	$17,832	$15,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,683	$1,740
Income taxes	10,253	4,117

The accompanying notes are an integral part of this statement

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

Vendor Funding

The Company receives funding from its vendors for promotion of the Company’s brand as well as the sale of their products. Vendor funding is accounted for as a discount on the purchase price of inventories and is recognized in cost of sales as inventory is sold. The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume is based on management’s current knowledge with respect to inventory levels, sales trends and expected customer demand, as well as planned new store openings. Although management believes it has the ability to reasonably estimate its purchase volume, it is possible that actual results could significantly differ from the estimated amounts.

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

The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. The Company receives funding from its vendors for promotion of the Company’s brand as well as the sale of its products. Such funds are recognized as a reduction of the purchase cost of inventory. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $656,000 and $5,267,000 higher than reported at June 28, 2003 and December 28, 2002, respectively. (The reduction in the LIFO reserve is primarily due to the adoption of Emerging Issue Task Force (EITF) issue 02-16, which resulted in a reduction of the carrying value of inventory (Note 3).)

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

Impairment of Long-Lived Assets

The Company complies with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in the recognition of asset impairment. Accordingly, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Impairment on long-lived assets to be disposed of is recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal (Note 4).

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Expenses incurred are charged to operations at the time the related advertising first takes place.

Beginning in fiscal 2003, the Company adopted the provisions of EITF No. 02-16 (“EITF 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” as required. Under EITF 02-16, vendor-provided funding is recognized as a reduction of cost of sales as the related vendors’ purchased inventory is sold.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company’s pro forma net income and net income per share, for the fiscal three months and six months ended June 28, 2003 and June 29, 2002, would have been as follows (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income – as reported	$27,387	$17,346	$27,512	$13,336
Pro-forma compensation expense, net of income taxes	(858)	(438)	(1,499)	(914)

Net income – pro-forma	$26,529	$16,908	$26,013	$12,422

Net income per share – basic:
As reported	$1.48	$0.96	$1.49	$0.74
Pro-forma	$1.44	$0.94	$1.41	$0.69
Net income per share – diluted:
As reported	$1.37	$0.88	$1.38	$0.69
Pro-forma	$1.34	$0.86	$1.31	$0.64

Net Income Per Share

The Company presents both basic and diluted earning per share (“EPS”) on the face of the consolidated income statement. As provided by SFAS 128, “Earnings per Share,” basic EPS is calculated as net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial statements and notes thereto has been restated to give effect to a two-for-one stock split that occurred on August 19, 2002 (Note 8). Additionally, on July 17, 2003, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock, which has not been reflected in the accompanying consolidated financial statements (Note 12).

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

The effect of applying the consensus of EITF 02-16 on prior-period financial statements resulted in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and as permitted by EITF 02-16. During the first quarter of fiscal 2003, the Company recognized a charge against net income of $3,053,000 ($1,888,000 net of income taxes), that resulted from the cumulative effect on prior years. Net income for the second quarter and the first six months of 2002, assuming EITF 02-16 had been applied retroactively, would have increased $877,000 and $889,000 respectively. Basic and diluted income per share for the second fiscal quarter of 2002 would have increased $0.05 to $1.01 and $0.93, respectively, had EITF 02-16 been applied retroactively. Basic and diluted income per share for the first six months of fiscal 2002 would have increased $0.05 and $0.04, respectively, to $0.79 and $0.73 had EITF 02-16 been applied retroactively.

Note 4 — Assets Held for Sale:

Assets held for sale consists of certain buildings and properties that the Company either acquired through the significant asset purchase as described in Note 9 or that the Company vacated upon relocation of a store.

The Company applies the provisions of SFAS 144 to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value, less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $78,000 and $572,000 in the first quarter of fiscal 2003 and 2002, respectively, to adjust the carrying value of certain property and equipment related to vacated stores to fair value, less costs to sell. No impairment charges were required during the second quarter of fiscal 2003 or 2002.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

Note 5 — Senior Credit Facility:

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125.0 million to $155.0 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The Credit Facility bears interest at either the bank’s prime rate (4.0% at June 28, 2003) or the London Inter-Bank Offer Rate (1.12% at June 28, 2003) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company’s performance (0.75% at June 28, 2003).

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

The Company expects to recognize income of approximately $409,000 on interest rate swaps from accumulated other comprehensive loss to earnings over the remaining life of the swap agreement. The interest rate swap agreement matures in November 2003.

Note 7 — Comprehensive Income:

Comprehensive income includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive income for each period is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income – as reported	$27,387	$17,346	$27,512	$13,336
Change in fair value of effective portion of interest rate swap agreement, net of income taxes	204	(88)	564	242

Comprehensive income	$27,591	$17,258	$28,076	$13,578

Note 8 — Net Income Per Share:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
		June 28, 2003		June 29, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$27,387	18,539	$1.48	$17,346	18,033	$0.96
Diluted net income per share:
Net income	$27,387	20,055	$1.37	$17,346	19,590	$0.88

Net income per share before and after the cumulative effect of accounting change is as follows (in thousands, except per share amounts):

	Six months ended			Six months ended
	June 28, 2003			June 29, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income, before cumulative effect of accounting change	$29,400	18,424	$1.60	$13,336	17,963	$0.74
Cumulative effect of accounting change, net of income taxes	(1,888)	18,424	(0.11)	—	17,963	—

Net income	$27,512	18,424	$1.49	$13,336	17,963	$0.74

Diluted net income per share:
Net income, before cumulative effect of accounting change	$29,400	19,958	$1.47	$13,336	19,377	$0.69
Cumulative effect of accounting change, net of income taxes	(1,888)	19,958	(0.09)	—	19,377	—

Net income	$27,512	19,958	$1.38	$13,336	19,377	$0.69

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Weighted average shares outstanding:
Shares outstanding	18,539	18,033	18,424	17,963
Dilutive effect of stock options outstanding	1,516	1,557	1,534	1,414

Diluted shares outstanding	20,055	19,590	19,958	19,377

On July 18, 2002, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. As a result, stockholders received one additional share on August 19, 2002 for each share held as of the record date of August 2, 2002. The par value of the Company’s common stock remains $0.008. All share and per share data included in the consolidated financial statements and notes thereto has been restated to give effect to the stock split. Additionally, on July 17, 2003, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock (Note 12). The accompanying presentation of the consolidated balance sheets and earnings per share do not reflect the effect of this stock split.

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

Note 10 — Contingencies:

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

Environmental Matters

In connection with certain contaminated leased properties that the Company relocated from in 2002, the Company has agreed to indemnify property owners with respect to environmental liabilities associated with the use of those properties, as defined in the related lease agreements. During fiscal 2003, the Company has not paid or accrued material amounts related to these properties. Because of the uncertainties associated with environmental assessment and remediation activities, the Company’s future expenses to remediate the currently identified sites could be higher than amounts accrued. Future expenditures for environmental remediation may be affected in the near-term by identification of additional contaminated sites, the level and type of contamination found, and the extent and nature of cleanup activities required.

Note 11 — Impact of Recently Issued Accounting Standards:

     In January, 2003 the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on their variable interests. The Interpretation is effective immediately for VIEs created after January 31, 2003 and in the first interim period beginning after June 15, 2003 for VIEs created prior to February 1, 2003. The Company is currently determining the impact of FIN 46 and expects the adoption to have little or no impact on the Company’s financial position or results of operation.

     The FASB issued SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003. SFAS 150 requires common and preferred stock subject to mandatory redemption to be classified as a liability. The Company will adopt SFAS 150 in the third quarter of 2003 and expects the adoption to have no impact on its financial position or results of operations.

Note 12 — Subsequent Event — Stock Split:

     On July 17, 2003, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. As a result, stockholders will receive one additional share on August 21, 2003 for each share held as of the record date of August 4, 2003. The par value of the Company’s common stock will remain $0.008 per share. The accompanying presentations of the consolidated balance sheets and earnings per share do not reflect the effect of this stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis describes certain factors affecting Tractor Supply Company (the “Company”), its results of operations for the fiscal three and six month periods ended June 28, 2003 and June 29, 2002 and significant developments affecting its financial condition since the end of the fiscal year, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

Change in Accounting Principle

Emerging Issue Task Force item 02-16 (“EITF 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying EITF 02-16 on prior-period financial statements results in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and as permitted by EITF 02-16. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years. For the three-months and six-months ended June 28, 2003, vendor-provided funding in the amount of $12.4 million and $19.7 million, respectively, has been included as a reduction in inventory costs.

The following pro forma financial information for the three months and six months ended June 29, 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands):

	Three months ended		Six months ended

	June 29,	June 29,	June 29,	June 29,
	2002	2002	2002	2002

	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$392,048	$392,048	$585,858	$585,858
Cost of merchandise sold	283,657	272,482	425,488	409,828

Gross profit	108,391	119,566	160,370	176,030
Selling, general and administrative expenses	74,809	84,610	129,096	143,363
Depreciation and amortization	4,457	4,457	7,550	7,550

Income from operations	29,125	30,499	23,724	25,117
Interest expense, net	1,148	1,148	2,215	2,215

Income before income taxes	27,977	29,351	21,509	22,902
Income tax expense	10,631	11,128	8,173	8,677

Net income	17,346	18,223	13,336	14,225

Net income per share — basic	$0.96	$1.01	$0.74	$0.79

Net income per share — assuming dilution	$0.88	$0.93	$0.69	$0.73

Weighted average shares outstanding (000’s):
Basic	18,033	18,033	17,963	17,963
Assuming dilution	19,590	19,590	19,377	19,377

Results of Operations

Fiscal Three Months (Second Quarter) and Six Months ended June 28, 2003 and June 29, 2002

Net sales increased 14.6% to $449.4 million for the second quarter of fiscal 2003 from $392.0 million for the second quarter of fiscal 2002. Net sales rose 23.4% to $723.2 for the first six months of fiscal 2003 from $585.9 million for the first six months of fiscal 2002. The net sales increase resulted primarily from the addition of new stores. Comparable store sales increased 1.2% for the second quarter of fiscal 2003 and 2.1% for the first six months of fiscal 2003. The Company opened a total of 13 new stores in the second quarter of fiscal 2003 and 25 new stores during the first six months of fiscal 2003. This compares to 90 openings in the second quarter of fiscal 2002 and 106 new stores in the first six months of fiscal 2002. (The Company substantially expanded its store base during 2002 due largely to its purchase of property and lease rights from Quality Stores, Inc. in the first quarter of 2002.) The Company also relocated three stores and five stores in the second quarter of fiscal 2003 and the first six months of fiscal 2003, respectively, compared to none in the three months ended and one in the six months ended June 29, 2002.

The gross margin rate for the second quarter and first six months of fiscal 2003 was 30.3% and 30.0%, respectively. Assuming the provisions of EITF 02-16 had been applied prior to 2002, gross margin decreased 20 basis points for the second quarter of fiscal 2003 and remained flat for the first six months of fiscal 2003 compared with the corresponding periods in the prior fiscal year. Improved margins as a result of lower merchandise costs and changes in sales mix were more than offset by an increase in freight costs.

As a percent of sales, selling, general and administrative (“SG&A”) expenses were 19.4% and 22.1% for the second quarter and first six months of fiscal 2003, respectively. Assuming the provisions of EITF 02-16 had been applied prior to fiscal 2002, SG&A expenses decreased 220 basis points for the second quarter of fiscal 2003 and decreased 250 basis points for the first six months of fiscal 2003 compared with the corresponding periods in the prior fiscal year. Excluding the non-recurring expansion costs of $4.5 million and $10.7 million for the second quarter and first six months of fiscal 2002, SG&A decreased 100 basis points for the second quarter of fiscal 2003 and 70 basis points for the first six months of fiscal 2003 compared with the corresponding periods in the prior fiscal year. This decrease is primarily a result of controlled spending, greater leverage from increased sales and lower incentive accruals.

Depreciation and amortization expense increased 6.6% and 21.9% over the second quarter and the first six months of fiscal 2002, respectively. The increase is due mainly to costs associated with new and relocated stores, as well as remodeled existing stores.

Net interest expense decreased 18.0% and 11.9% over the second quarter and the first six months of fiscal 2002, respectively. This decrease reflects stronger cash flow and less cash requirements for store openings, which resulted in reduced average short-term borrowings under the senior credit facility.

The Company’s effective tax rate decreased to 36.7% for the second quarter and the first six months of fiscal 2003 compared with 38.0% for the same periods of the prior fiscal year. This decrease is primarily due to changes in applicable state tax rates.

As a result of the foregoing factors, net income for the second quarter of fiscal 2003 increased 57.9% to $27.4 million, or $1.37 per diluted share, compared to net income of $17.3 million, or $0.88 per diluted share, in the prior year. Net income for the first six months of fiscal 2003 was $27.5 million or $1.38 per diluted share compared to net income of $13.3 million or $0.69 per diluted share, in the prior year. These increases are primarily a result of increased leverage from increased sales and non-recurring store expansion costs experienced in the second quarter and first six months of fiscal 2002 as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended

	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002

			(Pro-forma)				(Pro-forma)
		%		%		%		%
		of Sales		of Sales		of Sales		of Sales

Net income — as reported	$27,387	6.1%	$17,346	4.4%	$27,512	3.8%	$13,336	2.3%
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes			877	0.2	1,888	0.3	889	0.2
Non-recurring store expansion costs, net of income taxes	—	—	2,799	0.7	—	—	6,666	1.1

Pro-forma income assuming the change in accounting for vendor funding occurred prior to 2002 and exclusive of non-recurring store expansion costs	$27,387	6.1%	$21,022	5.3%	$29,400	4.1%	$20,891	3.6%

	Three Months Ended

		June 28, 2003			June 29, 2002

				(Pro-forma)
			Per Share			Per Share
			Amount			Amount
	Income	Shares	(Diluted)	Income	Shares	(Diluted)

Net income — as reported	$27,387	20,055	$1.37	$17,346	19,590	$0.88
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	—	20,055	—	877	19,590	0.05
Non-recurring store expansion costs, net of income taxes	—	20,055	—	2,799	19,590	0.14

Pro-forma income assuming the change in accounting for vendor funding had occurred prior to 2002 and exclusive of non-recurring store expansion costs	$27,387	20,055	$1.37	$21,022	19,590	$1.07

	Six Months Ended

	June 28, 2003			June 29, 2002

		(Pro-forma)			(Pro-forma)
			Per Share			Per Share
			Amount			Amount
	Income	Shares	(Diluted)	Income	Shares	(Diluted)

Net income — as reported:	$27,512	19,958	$1.38	$13,336	19,377	$0.69
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	1,888	19,958	0.09	889	19,377	0.04
Non-recurring store expansion costs, net of income taxes	—	19,958	—	6,666	19,377	0.34

Pro-forma income assuming the change in accounting for vendor funding had occurred prior to 2002 and exclusive of non-recurring store expansion costs	$29,400	19,958	$1.47	$20,891	19,377	$1.07

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

At June 28, 2003, the Company’s inventories had increased $65.9 million to $355.2 million from $289.3 million at December 28, 2002. This increase resulted primarily from additional inventory for new stores and unplanned inventory increases in seasonal product lines. Trade credit increased $75.1 million to $190.0 million at June 28, 2003 from $114.9 million at December 28, 2002, primarily due to the increase in inventory. Trade credit arises from the Company’s vendors granting payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At June 28, 2003, the Company had working capital of $148.8 million, which represented a $4.9 million increase from December 28, 2002. This increase resulted primarily from a $10.5 million decrease in accrued expenses (due largely to an $8.6 million decrease in incentive compensation accruals and timing of payments) and a $4.1 million increase in cash and cash equivalents, offset by a $9.2 million increase in accounts payable over the related increase in inventory.

Operations provided net cash of $38.2 million and $69.1 million for the first six months of fiscal 2003 and 2002, respectively. The decrease in net cash provided resulted primarily from inventories increasing at a slower rate than accounts payable in the first six months of 2003 compared to the first six months of 2002, (during the first half of fiscal 2002, many vendors offered special extended payment terms for inventory purchases). Additionally, net income increased $14.2 million compared to the prior year, while being partially offset by a decrease in accrued expenses.

Cash used in investing activities of $14.0 million for the first six months of fiscal 2003 represented a $35.0 million decrease over cash used in the first six months fiscal 2002 of $49.0 million. Cash used in investing activities in the first six months of fiscal 2002 primarily reflects the purchase of buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc.

Financing activities in the first six-months of fiscal 2003 used $20.2 million in cash, which represented a $6.8 million increase over the $13.4 million in cash used in the first six months of fiscal 2002. This increase in net cash used resulted primarily from greater repayments than short term borrowings under the senior credit facility. Net repayments under the senior credit facility were $23.6 million and $15.1 million for the first six months of fiscal 2003 and 2002, respectively. This increase in net repayments primarily reflects lower borrowing for capital expenditures in the current period compared to the first fiscal six months of 2002, offset in part by the favorable accounts payable terms, which required less short term borrowings under the senior credit facility.

The Company believes that its cash flow from operations, borrowings available under credit agreements, and normal trade credit will be sufficient to fund the Company’s operations and its capital expenditure needs, including store openings and renovations, over the next several years.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases for buildings and equipment for retail stores, distribution centers and offices. In addition, the Company has outstanding letters of credit totaling $13.4 million at June 28, 2003.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation, including reserves	-	Vendor funding
-	Sales returns	-	Inventory shrinkage
-	Impairment of long-lived assets	-	Self-insurance

The Company’s critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 of the Unaudited Consolidated Financial Statements.) The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement has the effect of converting certain of the Company’s variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as an adjustment to interest expense.

The Company applies Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) in the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. The Company’s interest rate swap agreement is designated as a cash flow hedge. At June 28, 2003, the interest rate agreement hedged cash flows related to variable-rate debt of $9.9 million. At June 29, 2002 the Company had no outstanding balance of variable rate debt. The fair value of the interest rate swap was a liability of $0.7 million at June 28, 2003 and $2.1 million at June 29, 2002. The interest rate swap agreement expires in November 2003.

The Company is exposed to changes in interest rates primarily from its variable-rate, long-term debt arrangements. Under its current policies, the Company uses the interest rate swap to manage exposure to interest rate changes for a portion of its debt arrangements. Taking into account the effects of the interest rate swap designated as a hedge, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would not materially impact the fair market value of the long-term debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The evaluation referred to above did not identify any change in the Company’s internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on April 17, 2003 at the Company’s corporate headquarters in Nashville, Tennessee.

(b)	The stockholders elected, for a three-year term, three Class III directors nominated for election as set forth in the proxy statement dated March 14, 2003. The following table sets forth certain information concerning each director of the Company whose term of office as a director continued after the meeting:

Current Term as
Name	Director Expires

James F. Wright	2004
Thomas O. Flood	2004
Gerard E. Jones	2004
Joseph D. Maxwell	2005
Joseph M. Rodgers	2005
Sam K. Reed	2005

(c)	(1)	The stockholders elected three Class III directors for a three-year term ending at the 2006 Annual Meeting of Stockholders.

Name	For	Withheld

Joseph H. Scarlett, Jr.	15,561,060	590,405
S.P. Braud	15,354,592	796,873
Cynthia T. Jamison	15,360,349	790,816

(c)	(2)	The stockholders ratified the reappointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 27, 2003.

For	Against	Abstain

15,723,433	401,519	26,513

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed one report on Form 8-K, dated April 15, 2003 issuing a press release announcing it’s financial results for the first quarter ended March 29, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this quarterly report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 7, 2003	By:	/s/ Calvin B. Massmann Calvin B. Massmann Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)