Form 10-Q
period 2003-09-27
TRACTOR SUPPLY CO /DE/
filed 2003-11-04
CIK 916365

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☑  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 24, 2003

Common Stock, $0.008 par value	37,297,362

TRACTOR SUPPLY COMPANY

INDEX

Page No.

Part I. Financial Information:
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets - September 27, 2003 and December 28, 2002	3
Consolidated Statements of Income - For the Fiscal Three and Nine Months Ended September 27, 2003 and September 28, 2002	4
Consolidated Statements of Cash Flows - For the Fiscal Nine Months Ended September 27, 2003 and September 28, 2002	5
Notes to Unaudited Consolidated Financial Statements	6-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18-19
Item 4. Controls and Procedures	19
Part II. Other Information:
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Sept. 27,	Dec. 28,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,903	$13,773
Accounts receivable, net	—	102
Inventories	374,849	289,253
Prepaid expenses and other current assets	22,025	17,579
Assets held for sale	2,611	3,779
Deferred income taxes	7,294	7,784

Total current assets	437,682	332,270

Property and equipment:
Land	14,850	12,569
Buildings and improvements	123,073	100,843
Furniture, fixtures and equipment	86,895	75,815
Construction in progress	4,291	4,271

	229,109	193,498
Accumulated depreciation and amortization	(81,728)	(69,953)

Property and equipment, net	147,381	123,545

Other assets	4,323	3,104

Total assets	$589,386	$458,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$195,599	$114,851
Accrued employee compensation	8,090	14,892
Other accrued expenses	52,128	51,410
Current maturities of long-term debt	2,142	2,142
Current portion of capital lease obligations	343	340
Income taxes currently payable	122	3,101
Other current liabilities	197	1,699

Total current liabilities	258,621	188,435
Revolving credit loan	43,209	33,542
Long-term debt, less current maturities	1,788	3,395
Capital lease obligations, less current maturities	1,893	2,163
Deferred income taxes	1,584	1,584
Other long-term liabilities	5,066	1,952

Total liabilities	312,161	231,071

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common stock, 100,000,000 shares authorized; $0.008 par value; 37,286,364 and 36,465,908 shares issued and outstanding in 2003 and 2002, respectively	298	292
Additional paid-in capital	60,909	52,028
Retained earnings	216,142	176,501
Accumulated other comprehensive loss, net	(124)	(973)

Total stockholders’ equity	277,225	227,848

Total liabilities and stockholders’ equity	$589,386	$458,919

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net sales	$361,204	$296,215	$1,084,355	$882,073
Cost of merchandise sold	251,971	212,196	758,033	637,684

Gross margin	109,233	84,019	326,322	244,389
Selling, general and administrative expenses	84,075	66,150	243,569	195,246
Depreciation and amortization	5,165	4,557	14,369	12,107

Income from operations	19,993	13,312	68,384	37,036
Interest expense, net	805	1,257	2,756	3,472

Income before income taxes and cumulative effect of change in accounting principle	19,188	12,055	65,628	33,564
Income tax expense	7,059	4,254	24,099	12,427

Income before cumulative effect of change in accounting principle	12,129	7,801	41,529	21,137
Cumulative effect on prior years of retroactive application of change in accounting principle, net of income taxes (Note 3)	—	—	(1,888)	—

Net income	$12,129	$7,801	$39,641	$21,137

Net income per share — basic, before cumulative effect of change in accounting principle	$0.33	$0.22	$1.12	$0.59
Cumulative effect of accounting change, net of income taxes	—	—	(0.05)	—

Net income per share — basic	$0.33	$0.22	$1.07	$0.59

Net income per share — assuming dilution before cumulative effect of change in accounting principle	$0.30	$0.20	$1.03	$0.54
Cumulative effect of accounting change, net of income taxes	—	—	(0.04)	—

Net income per share — assuming dilution	$0.30	$0.20	$0.99	$0.54

Pro-forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$12,129	$10,759	$41,529	$24,984

Net income per share — basic	$0.33	$0.30	$1.12	$0.69

Net income per share — assuming dilution	$0.30	$0.27	$1.03	$0.64

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal nine months ended

	Sept. 27,	Sept. 28,
	2003	2002

	(Unaudited)

Cash flows from operating activities:
Net income	$39,641	$21,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	1,888	—
Depreciation and amortization	14,369	12,107
Gain on sale of property and equipment	(666)	(934)
Asset impairment related to closed stores and relocations	279	558
Deferred income taxes	490	(271)
Tax benefit of stock options exercised	3,757	1,470
Change in assets and liabilities:
Accounts receivable	102	(193)
Inventories	(88,649)	(111,409)
Prepaid expenses and other current assets	(5,245)	3,830
Accounts payable	80,748	65,870
Accrued expenses	(6,084)	12,110
Income taxes currently payable	(1,814)	(6,634)
Other	1,359	(978)

Net cash provided by (used in) operating activities	40,175	(3,337)

Cash flows from investing activities:
Capital expenditures (Note 9)	(39,142)	(57,023)
Proceeds from sale of property and equipment	3,174	1,897

Net cash used in investing activities	(35,968)	(55,126)

Cash flows from financing activities:
Borrowings under revolving credit agreement	391,593	413,047
Repayments under revolving credit agreement	(381,926)	(351,199)
Repayment of long-term debt	(1,607)	(1,607)
Principal payments under capital lease obligations	(267)	(232)
Net proceeds from issuance of common stock	5,130	3,783

Net cash provided by financing activities	12,923	63,792

Net increase in cash and cash equivalents	17,130	5,329
Cash and cash equivalents at beginning of period	13,773	8,927

Cash and cash equivalents at end of period	$30,903	$14,256

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,484	$2,591
Income taxes	21,953	17,555

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

Self-insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. However, the Company has stop-loss limits and umbrella insurance coverage for certain risk exposures subject to specified limits. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

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

The value of the Company’s inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. The Company receives funding from its vendors for promotion of the Company’s brand as well as the sale of its products. Such funds are recognized as a reduction of the purchase cost of inventory. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,267,000 higher than reported at December 28, 2002. At September 27, 2003 LIFO and FIFO inventory values were the same. (The reduction in the LIFO reserve is primarily due to the adoption of Emerging Issue Task Force Issue 02-16, (“EITF 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” which resulted in a reduction of the carrying value of inventory (Note 3).)

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

Property and Equipment

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The following estimated useful lives are generally applied:

Life

Buildings	30- 35 years
Leasehold improvements	5- 15 years
Furniture, fixtures and equipment	5- 10 years
Computer software and hardware	3- 5 years

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

Beginning in fiscal 2003, the Company adopted the provisions of EITF No. 02-16, as required. In accordance with EITF 02-16, vendor-provided funding is recognized as a reduction of cost of sales as the related vendors’ purchased inventory is sold.

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

Stock-based Compensation Plans

The Company accounts for its stock-based compensation plans under the intrinsic value-based method of accounting as permitted by SFAS 123 and as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS 123, the Company’s pro forma net income and net income per share, for the fiscal three months and nine months ended September 27, 2003 and September 28, 2002, would have been as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income – as reported	$12,129	$7,809	$39,641	$21,137
Pro-forma compensation expense, net of income taxes	(1,539)	(464)	(3,038)	(1,378)

Net income – pro-forma	$10,590	$7,345	$36,603	$19,759

Net income per share – basic:
As reported	$0.33	$0.22	$1.07	$0.59
Pro-forma	$0.29	$0.21	$0.99	$0.55
Net income per share – diluted:
As reported	$0.30	$0.20	$0.99	$0.54
Pro-forma	$0.27	$0.19	$0.92	$0.51

Net Income Per Share

The Company presents both basic and diluted earning per share (“EPS”) on the face of the consolidated income statement. As provided by SFAS 128, “Earnings per Share,” basic EPS is calculated as net income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial statements and notes thereto has been restated to give effect to a two-for-one stock split that occurred on August 21, 2003 (Note 8).

Reclassifications

Certain amounts in the prior year financial statements presented herein were reclassified to conform to fiscal 2003 presentations.

Note 2 — Seasonality:

The Company’s business is subject to seasonality and, as a result, a significant portion of its sales and income are realized in the second and fourth fiscal quarter. The Company typically builds inventory in the first and third fiscal quarter in preparation for a higher volume second and fourth quarter, respectively.

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

The effect of applying the consensus of EITF 02-16 on prior-period financial statements resulted in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and as permitted by EITF 02-16. During the first quarter of fiscal 2003, the Company recognized a charge against net income of $3,053,000 ($1,888,000 net of income taxes), that resulted from the cumulative effect on prior years. Net income for the third quarter and the first nine months of 2002, assuming EITF 02-16 had been applied retroactively, would have increased $2,958,000 and $3,847,000 respectively. Basic and diluted income per share for the third fiscal quarter of 2002 would have increased $0.08 and $0.07, respectively, to $0.30 and $0.27, had EITF 02-16 been applied retroactively. Basic and diluted income per share for the first nine months of fiscal 2002 would have increased $0.10 to $0.69 and $0.64, respectively, had EITF 02-16 been applied retroactively.

Note 4 — Assets Held for Sale:

Assets held for sale consists of certain buildings and properties that the Company either acquired through the significant asset purchase as described in Note 9 or that the Company vacated upon relocation of a store.

The Company applies the provisions of SFAS 144 to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value, less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $201,000 and $279,000 in the third quarter and first nine months of fiscal 2003, respectively, to adjust the carrying value of certain property and equipment related to vacated stores to fair value, less costs to sell. An impairment charge of $558,000 was recorded in the first nine months of 2002. No impairment charge was required during the third quarter of 2002.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

Note 5 — Senior Credit Facility:

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility (the “Credit Facility”), with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125.0 million to $155.0 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The Credit Facility bears interest at either the bank’s prime rate (4.00% at September 27, 2003) or the London Inter-Bank Offer Rate (1.12% at September 27, 2003) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company’s performance (0.75% at Sept. 27, 2003).

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

The Company will recognize income of $124,000 on interest rate swaps from accumulated other comprehensive loss to earnings over the remaining life of the swap agreement. The interest rate swap agreement matures in November 2003.

Note 7 — Comprehensive Income:

Comprehensive income includes the change in the fair value of the Company’s interest rate swap agreement, which qualifies for hedge accounting. Comprehensive income for each period is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Net income – as reported	$12,129	$7,801	$39,641	$21,137
Change in fair value of effective portion of interest rate swap agreement, net of income taxes	285	27	849	269

Comprehensive income	$12,414	$7,828	$40,490	$21,406

Note 8 — Net Income Per Share:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	Sept. 27, 2003			Sept. 28, 2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income	$12,129	37,262	$0.33	$7,801	36,200	$0.22
Diluted net income per share:
Net income	$12,129	40,553	$0.30	$7,801	39,458	$0.20

Net income per share before and after the cumulative effect of accounting change is as follows (in thousands, except per share amounts):

	Nine months ended			Nine months ended
	Sept. 27, 2003			Sept. 28,2002

			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share:
Net income, before cumulative effect of accounting change	$41,529	36,986	$1.12	$21,137	36,017	$0.59
Cumulative effect of accounting change, net of income taxes	(1,888)	36,986	(0.05)	—	36,017	—

Net income	$39,641	36,986	$1.07	$21,137	36,017	$0.59

Diluted net income per share:
Net income, before cumulative effect of accounting change	$41,529	40,190	$1.03	$21,137	39,008	$0.54
Cumulative effect of accounting change, net of income taxes	(1,888)	40,190	(0.04)	—	39,008	—

Net income	$39,641	40,190	$0.99	$21,137	39,008	$0.54

	Three Months Ended		Nine Months Ended

	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2003	2002	2003	2002

Weighted average shares outstanding:
Shares outstanding	37,262	36,200	36,986	36,017
Dilutive effect of stock options outstanding	3,291	3,258	3,204	2,991

Diluted shares outstanding	40,553	39,458	40,190	39,008

On July 17, 2003, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock. As a result, stockholders received one additional share on August 21, 2003 for each share held as of the record date of August 4, 2003. The par value of the Company’s common stock remains $0.008 per share. All share and per share data included in the consolidated financial statements and notes thereto has been restated to give effect to the stock split.

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

Note 10 – Contingencies:

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

Note 11 – Impact of Recently Issued Accounting Standards:

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company’s variable interests. The Interpretation is effective immediately for VIEs created after January 31, 2003 and in the first interim period ending after December 15, 2003 for VIEs created prior to February 1, 2003. The Company will adopt FIN 46 in the fourth quarter and does not expect the adoption to impact the Company’s financial position or results of operation.

The FASB issued SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”, which is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company’s third quarter of 2003. SFAS 150 requires common and preferred stock subject to mandatory redemption to be classified as a liability. The Company adopted SFAS 150 in the third quarter of 2003 and the adoption had no impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis describes certain factors affecting Tractor Supply Company (the “Company”), its results of operations for the fiscal three and nine month periods ended September 27, 2003 and September 28, 2002 and significant developments affecting its financial condition since the end of the fiscal year, and should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2002. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company’s business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

Change in Accounting Principle

Emerging Issue Task Force Issue 02-16 (“EITF 02-16”), “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying EITF 02-16 on prior-period financial statements results in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and as permitted by EITF 02-16. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years. For the three-month and nine-month periods ended September 27, 2003, vendor-provided funding in the amount of $10.1 million and $29.7 million, respectively, has been included as a reduction in cost of sales.

The following pro forma financial information for the three-month and nine-month periods ended September 28, 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands):

	Three months ended		Nine months ended

	Sept. 28,	Sept. 28,	Sept. 28,	Sept. 28,
	2002	2002	2002	2002

	(as reported)	(pro forma)	(as reported)	(pro forma)

Net sales	$296,215	$296,215	$882,073	$882,073
Cost of merchandise sold	212,196	201,330	637,684	611,158

Gross profit	84,019	94,885	244,389	270,915
Selling, general and administrative expenses	66,150	72,382	195,246	215,745
Depreciation and amortization	4,557	4,557	12,107	12,107

Income from operations	13,312	17,946	37,036	43,063
Interest expense, net	1,257	1,257	3,472	3,472

Income before income taxes	12,055	16,689	33,564	39,591
Income tax expense	4,254	5,930	12,427	14,607

Net income	7,801	10,759	21,137	24,984

Net income per share — basic	$0.22	$0.30	$0.59	$0.69

Net income per share — assuming dilution	$0.20	$0.27	$0.54	$0.64

Weighted average shares outstanding (000’s):
Basic	36,200	36,200	36,017	36,017
Assuming dilution	39,458	39,458	39,008	39,008

Results of Operations

Fiscal Three Months (Third Quarter) and Nine Months ended September 27, 2003 and September 28, 2002

Net sales increased 21.9% to $361.2 million for the third quarter of fiscal 2003 from $296.2 million for the third quarter of fiscal 2002. Net sales rose 22.9% to $1,084.4 million for the first nine months of fiscal 2003 from $882.1 million for the first nine months of fiscal 2002. The Company’s sales performance in the third quarter reflects improvement across nearly all product categories and resulted from aggressive merchandising and marketing initiatives, strong third quarter performance in spring seasonal products and sales associated with emergency response to storms (primarily generators and pumps). The Company’s favorable nine month sales performance verses prior year was driven primarily by market share gains in certain markets and improved in-store execution. Importantly, the Company continues to improve its merchandising programs and in-store execution. Comparable store sales increased 13.7% for the third quarter of fiscal 2003 and 6.0% for the first nine months of fiscal 2003. The Company opened four new stores and relocated seven existing stores in the third quarter of fiscal 2003 compared to five new store openings and nine relocations in the prior year period. For the fiscal nine months ended September 27, 2003, the Company opened a total of 29 new stores compared to 111 stores in the prior year period. (The Company substantially expanded its store base during 2002 due to its purchase of property and lease rights from Quality Stores, Inc. in the first quarter of 2002.)

Assuming the provisions of EITF 02-16 has been applied prior to 2002, gross margin decreased 180 basis points to 30.2% for the third fiscal quarter of 2003 and decreased 60 basis points to 30.1% for the first nine months of fiscal 2003 when compared with the corresponding periods in the prior fiscal year. The majority of this third quarter and nine month decline is attributable to a return to a more normal level of vendor funding in fiscal 2003. Specifically, vendors provided additional marketing support funds in fiscal 2002 in connection with the opening of 87 new stores as a result of the purchase of assets from Quality Stores, Inc. Additionally, third quarter gross margin reflects changes in the sales mix associated with increased sales of lower margin spring and seasonal products, as well as emergency response products.

As a percent of sales, selling, general and administrative (“SG&A”) expenses were 23.3% and 22.5% for the third quarter and first nine months of fiscal 2003, respectively. Assuming the provisions of EITF 02-16 had been applied prior to fiscal 2002, SG&A expenses decreased 110 basis points for the third quarter of fiscal 2003 and decreased 190 basis points for the first nine months of fiscal 2003 compared with the corresponding periods in the prior fiscal year. Additionally, excluding the non-recurring expansion costs of $10.7 million for the first nine months of fiscal

2002, SG&A decreased 80 basis points for the first nine months of fiscal 2003 compared with the corresponding period in the prior fiscal year. This decrease is primarily a result of controlled spending and greater leverage from increased sales.

Depreciation and amortization expense increased 13.3% and 18.7% over the third quarter and the first nine months of fiscal 2002, respectively. The increase is due mainly to costs associated with new and relocated stores, as well as remodeled existing stores. As a percentage of sales, depreciation and amortization expense decreased 10 basis points to 1.4% and 1.3% for the third quarter and first nine months of fiscal 2003 compared to the prior year period. This decrease is due to sales increasing at a greater rate than depreciation and amortization expense.

Net interest expense decreased 36.0% and 20.6% over the third quarter and the first nine months of fiscal 2002, respectively. This decrease reflects stronger cash flow and less cash requirements for store openings, which resulted in reduced average short-term borrowings under the senior credit facility.

The Company’s effective tax rate was 36.8% and 36.7% for the third quarter and the first nine months of fiscal 2003 compared with 35.3% and 37.0%, respectively, for the same periods of the prior fiscal year. The difference is primarily due to applicable state tax rates.

As a result of the foregoing factors, net income for the third quarter of fiscal 2003 increased 55.1% to $12.1 million, or $0.30 per diluted share, compared to net income of $7.8 million, or $0.20 per diluted share, in the prior year. Exclusive of the cumulative effect of the accounting change, net income for the first nine months of fiscal 2003 was $41.5 million or $1.03 per diluted share compared to net income of $21.1 million, or $0.54 per diluted share, in the prior year. These increases are primarily a result of increased leverage from increased sales and non-recurring store expansion costs experienced in the third quarter and first nine months of fiscal 2002. The non-recurring store expansion costs referenced above represent costs incurred in the Company’s dramatic and rapid expansion in 2002, which was primarily the result of the purchase of property and lease rights from Quality Stores, Inc. in the first quarter of 2002. The aggressive expansion plan in fiscal 2002 increased the size of the Company by over 25% and was completed in a very compressed time frame. As such, the Company incurred significant incremental costs to achieve the state of readiness required to enable all stores to open within the desired time frame and such costs are not considered by management to be indicative of normal pre-opening or recurring expenses. Management believes that disclosing the effect of the significant 2002 single year store expansion improves the investor’s ability to reasonably evaluate the Company’s longer-term business trends. The following information isolates the expansion costs related to the store expansion resulting from the purchase of property and lease rights from Quality Stores, Inc. (in thousands, except per share amounts) that management believes are nonrecurring:

	Three Months Ended				Nine Months Ended

	Sept. 27, 2003		Sept.28, 2002		Sept. 27, 2003		Sept.28, 2002

			(Pro-forma)				(Pro-forma)
		%		%		%		%
		of Sales		of Sales		of Sales		of Sales

Net income — as reported	$12,129	3.4%	$7,801	2.6%	$39,641	3.7%	$21,137	2.4%
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	—	—	2,958	1.0	1,888	0.2	3,847	0.4
Non-recurring store expansion costs, net of income taxes	—	—	—	—	—	—	6,666	0.8

Pro-forma income assuming the change in accounting for vendor funding occurred prior to 2002 and exclusive of non-recurring store expansion costs	$12,129	3.4%	$10,759	3.6%	$41,529	3.9%	$31,650	3.6%

	Three Months Ended

	September 27, 2003			September 28, 2002

				(Pro-forma)
			Per Share			Per Share
			Amount			Amount
	Income	Shares	(Diluted)	Income	Shares	(Diluted)

Net income — as reported	$12,129	40,553	$0.30	$7,801	39,458	$0.20
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	—	40,553	—	2,958	39,458	0.07
Non-recurring store expansion costs, net of income taxes	—	40,553	—	—	39,458	—

Pro-forma income assuming the change in accounting for vendor funding had occurred prior to 2002 and exclusive of non-recurring store expansion costs	$12,129	40,553	$0.30	$10,759	39,458	$0.27

	Nine Months Ended

	September 27, 2003			September 28, 2002

	(Pro-forma)			(Pro-forma)
			Per Share			Per Share
			Amount			Amount
	Income	Shares	(Diluted)	Income	Shares	(Diluted)

Net income — as reported:	$39,641	40,190	$0.99	$21,137	39,008	$0.54
Change in accounting for vendor funding had EITF 02-16 been adopted prior to fiscal 2002, net of income taxes	1,888	40,190	0.04	3,847	39,008	0.10
Non-recurring store expansion costs, net of income taxes	—	40,190	—	6,666	39,008	0.17

Pro-forma income assuming the change in accounting for vendor funding had occurred prior to 2002 and exclusive of non-recurring store expansion costs	$41,259	40,190	$1.03	$31,650	39,008	$0.81

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

At September 27, 2003, the Company’s inventories had increased $85.5 million to $374.8 million from $289.3 million at December 28, 2002. This increase resulted primarily from additional inventory for new stores and normal increases to prepare for the fourth quarter selling season. Trade credit increased $80.7 million to $195.6 million at September 27, 2003 from $114.9 million at December 28, 2002, primarily due to the increase in inventory. Trade credit arises from the Company’s vendors granting payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

At September 27, 2003, the Company had working capital of $179.1 million, which represented a $35.2 million increase from December 28, 2002. This increase resulted primarily from a $17.1 million increase in cash and cash equivalents (due to an increase in sales), a $6.1 million decrease in accrued expenses (due largely to a $6.9 million decrease in incentive compensation accruals and timing of payments) and a $4.8 million increase in inventory over the related increase in accounts payable.

Operations provided net cash of $40.2 million and used $3.3 million for the first nine months of fiscal 2003 and 2002, respectively. The increase in net cash provided resulted primarily from inventories increasing at a slower rate than accounts payable in the first nine months of 2003 compared to the first nine months of 2002. Additionally, net income increased $18.5 million compared to the prior year, while being partially offset by a decrease in accrued expenses.

Cash used in investing activities of $36.0 million for the first nine months of fiscal 2003 represented a $19.1 million decrease from cash used in the first nine months fiscal 2002 of $55.1 million. The decrease in cash used in investing activities in the first nine months of fiscal 2003 primarily reflects the addition of 111 new stores in first nine months of fiscal 2002 compared to 29 in the first nine months of fiscal 2003, offset in part by the addition of a distribution center in Waco, Texas.

Financing activities in the first nine months of fiscal 2003 provided $12.9 million in cash, which represented a $50.9 million decrease from the $63.8 million in cash provided in the first nine months of fiscal 2002. This decrease resulted primarily from greater repayments than short term borrowings under the senior credit facility. Net borrowings under the senior credit facility were $9.7 million and $61.8 million for the first nine months of fiscal 2003 and 2002, respectively. This decrease in net borrowings is primarily due to a decrease in capital expenditures (referenced above) in the current period compared to the first fiscal nine months of 2002.

The Company believes that its cash flow from operations, borrowings available under credit agreements, and normal trade credit will be sufficient to fund the Company’s operations and its capital expenditure needs, including store openings and renovations, over the next several years.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist of operating leases for buildings and equipment for retail stores, distribution centers and offices. In addition, the Company has outstanding letters of credit totaling $11.5 million at September 27, 2003.

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

The Company applies Statements of Financial Accounting Standards Nos. 133, 137, and 138 (collectively “SFAS 133”) in the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacts the accounting for the Company’s interest rate swap agreement. The Company’s interest rate swap agreement is designated as a cash flow hedge. At September 27, 2003, and September 28, 2002, the interest rate agreement hedged cash flows related to variable-rate debt of $43.2 and $77.0 million, respectively. The fair value of the interest rate swap was a liability of $0.2 million at September 27, 2003 and $2.0 million at September 28, 2002. The interest rate swap agreement expires in November 2003.

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

(a) Exhibits

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      The Company filed a report on Form 8-K, dated July 2, 2003 issuing a press release announcing its sales and expected earnings for the second quarter ended June 28, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this quarterly report.

      The Company filed a report on Form 8-K, dated July 14, 2003 issuing a press release announcing its financial results for the second quarter and six months ended June 28, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this quarterly report.

      The Company filed a report on Form 8-K, dated July 21, 2003 issuing a press release announcing a two-for-one stock split of the Company’s common stock. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this quarterly report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date: November 3, 2003	By: /s/ Calvin B. Massmann

Calvin B. Massmann Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)