Form 10-K
period 2003-12-27
TRACTOR SUPPLY CO /DE/
filed 2004-03-08
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K

 (Mark One)
 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 27, 2003

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.
                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    13-3139732
--------------------------------------     -------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

               320 PLUS PARK BOULEVARD, NASHVILLE, TENNESSEE 37217 (Address of Principal Executive Offices, including zip code)

                                 (615) 366-4600
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  X   NO
    ---     ---

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq National Market on June 28, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $722,623,749. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                Class                         Outstanding at January 31, 2004
--------------------------------------     -------------------------------------
    Common Stock, $.008 par value                      37,879,955

                                             TRACTOR SUPPLY COMPANY
                                                     INDEX

                                                                                                       FORM 10-K
                                                                                                         REPORT
ITEM NO.                                                                                                  PAGE
--------                                                                                                  ----

Forward-Looking Statements ................................................................................ii

                                                     PART I

1.   Business...............................................................................................1
2.   Properties.............................................................................................7
3.   Legal Proceedings......................................................................................7
4.   Submission of Matters to a Vote of Security-Holders....................................................7

                                                     PART II

5.   Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Repurchases of
     Equity Securities .....................................................................................9
6.   Selected Financial Data...............................................................................10
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................12
7A.  Quantitative and Qualitative Disclosures About Market Risk............................................22
8.   Financial Statements and Supplementary Data ..........................................................23
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................42
9A.  Controls and Procedures...............................................................................42

                                                     PART III

10.  Directors and Executive Officers of the Registrant....................................................42
11.  Executive Compensation................................................................................42
12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
     Matters...............................................................................................42
13.  Certain Relationships and Related Transactions .......................................................43
14.  Principal Accountant Fees and Services................................................................43

                                                     PART IV

15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K ....................................43

                                                        i

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 2004 are incorporated by reference into
Part III of this Form 10-K.

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other unanticipated factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Tractor Supply Company, a Delaware corporation (the "Company"), was founded in 1938 as a catalog mail order tractor parts supplier. In 1982, the Company was purchased by a group of investors, including a member of the Company's current management team who is a significant stockholder. In 1994, the Company made its initial public offering. Today, the Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company's stores typically range in size from 12,500 to 18,000 square feet of inside selling space and utilize outside selling space. The Company operated 463 retail farm and ranch stores in 30 states as of December 27, 2003.

Tractor Supply Company has one reportable industry segment - the operation of farm and ranch retail stores.

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

The Company experiences a buildup of inventory and accounts payable during its first fiscal quarter each year for purchases of seasonal product in anticipation of the April through June spring selling season and again during its third fiscal quarter in anticipation of the October through December winter selling season.

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

     The Company endeavors to staff its stores with courteous, highly motivated employees and devotes considerable resources to training its store employees, often in cooperation with its vendors. The

     Company's training programs include (i) a full management training program which covers all aspects of the Company's operations, (ii) product knowledge modules produced in conjunction with key vendors, (iii) frequent management skills training classes, (iv) semi-annual store managers meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from the Company's management headquarters. The Company seeks to hire and train store employees with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.

     The Company's refund policy permits full refund within 30 days of date of purchase and accompanied by a receipt. However, the Company also has a "satisfaction guaranteed" policy, such that if customers are not satisfied, store employees are authorized, at their discretion, to offer to repair or exchange the product, or to offer store credits or refunds, irrespective of when the product was purchased. The Company believes that by providing these services it improves customer satisfaction, builds customer loyalty and generates repeat business.

     The Company offers proprietary, third party credit cards for individual retail and business customers. In addition, the Company accepts Visa, MasterCard and Discover credit cards.

     STORE ENVIRONMENT
     The Company's stores are designed and managed to make shopping an enjoyable experience and maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement, and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location. The uniformity of the store layouts and visual displays affords the customer a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all store employees wear highly visible red smocks and nametags, and customer service desks and check out counters are conveniently located.

     MERCHANDISING
     The Company seeks to offer a differentiated assortment of products for farmers, ranchers and rural homeowners. Its broad product assortment is tailored to meet the regional and geographic needs of each market, as well as the physical store size. The Company's full line of product offerings is supported by a strong in-stock inventory position with an average of 12,500 to 14,500 unique products per store.

     Stores carry a wide selection of high quality, nationally recognized, name brand merchandise. The Company also markets private-label merchandise under the Tractor Supply Company brand, as well as control brands, including Huskee (outdoor power equipment), Traveller (truck/automotive products), Retriever and Paws `n Claws (pet foods), Dumor and Producers Pride (livestock feed), C.E. Schmidt (apparel) and Royal Wing (bird foods). The Company believes that the availability of top quality private label products at great prices provides a superior value for its customers, a strategic advantage for the Company, and positions the Company as a destination store.

     The following chart indicates the average percentages of sales represented by each of the Company's major product categories during fiscal 2003, 2002 and 2001.

                                                               Percent of Total Sales
                                                          ----------------------------------
                    Product Category                      2003           2002           2001
                    ----------------                      ----           ----           ----
            Equine, Pet and Animal....................     32%            31%            30%
            Seasonal Products.........................     22             22             22
            Hardware and Tools........................     18             18             17
            Truck/Trailer/Tow/Lube....................     12             12             13
            Clothing and Footwear.....................      9              9              9
            Agriculture Products......................      7              8              9
                                                          ----           ----           ----
                                                          100%           100%           100%
                                                          ===            ===            ===

     PURCHASING AND DISTRIBUTION
     The Company offers an extensive selection of farm and ranch maintenance and other specialty products. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 890 vendor, and no one vendor accounted for more than 10% of purchases during any single year. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products.

     The Company maintains a dedicated supply chain management team to focus exclusively on all replenishment and forecasting functions. This centralized direction permits the buying team to focus more strategic attention toward vendor line reviews, assortment planning and testing of more new products and programs. Through the combined efforts of these teams, the Company expects to continually improve overall inventory productivity and in-stock position.

     Over 97% of the Company's purchase orders are transmitted through an electronic data interchanges ("EDI") system, and approximately 79% of merchandise vendor invoices are transmitted through EDI. The Company is working to expand the number of vendors who transmit invoices to the Company and increase the amount of sales history transmitted from the Company, all through EDI. The Company's supply chain process is centrally managed.

     The Company operates a 500,000 square foot distribution center in Pendleton, Indiana and a 320,000 square foot distribution center in Waco, Texas, and leases a new 300,000 square foot distribution center in Braselton, Georgia, and a 144,000 square foot distribution center in Omaha, Nebraska. The new facility in Braselton, Georgia is strategically located in the Southeast to optimize transportation efficiencies with surrounding vendors and stores. This new location replaces the 57,000 square foot Rural Hall, North Carolina facility. In fiscal 2003, the Company received approximately 65% of its merchandise through these distribution facilities, with the balance delivered directly to the stores. The Company's transportation activity is managed by UPS Supply Chain Solutions ("UPS"), which supports the distribution centers. Additionally, UPS provides inbound transportation services for approximately 300 vendors. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations and currently plans to add an additional distribution center in the Northeast and expand the Pendleton facility by approximately 200,000 square feet to further strengthen transportation efficiencies in 2004.

     MARKETING
     The Company utilizes an "everyday low prices" strategy to consistently offer its products at competitive prices. The Company regularly monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

     To generate store traffic and position itself as a destination store, the Company promotes broad selections of merchandise, primarily advertised at the regular everyday low price, with color circulars. The Company also runs periodic special events promoted through local flyers, circulars and radio advertising. The Company enhances its print marketing and advertising programs through the expanded use of national and local cable network television. Due to the geographic dispersion of the Company's stores, the use of national cable network advertising is generally more cost-effective and additionally serves to promote the Company in advance of entering a new market.

     The Company's vendors realize the value of the Company being a destination store. Due to the relatively small size of its stores, increased traffic in the store ensures increased exposure to most products. As such, the Company's vendors are committed to helping the Company promote its brand and position itself as a destination store. Vendors provide assistance with product presentation and rack design, brochures, point of purchase materials for customers' education and product education for employees.

     COMPETITION
     The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center (i.e. "big box") retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e. the rural lifestyle and maintenance needs of recreational farmers and ranchers, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently owned retail farm and ranch stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

     MANAGEMENT AND EMPLOYEES
     As of December 27, 2003, the Company employed approximately 3,700 full-time and approximately 2,700 part-time employees. The Company also employs additional part-time employees during peak periods. As of such date, approximately 40 employees of the Company's Omaha, Nebraska distribution center were covered by a collective bargaining agreement which expires in July 2005.

     Management believes its district managers, store managers and other distribution and support personnel have contributed significantly to the Company's performance. The Company utilizes an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed "best-practice" solutions. The Company has implemented numerous best practice teams (comprised of employees in operations and from the store support center) to evaluate key operations of the Company and recommend process changes that will both improve efficiency and strengthen controls. Management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from employees and responds to the suggestions expressed by employees.

     All employees participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon the Company's success and profitability. The Company also provides employees the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan (the Company participates in the 401(k) plan through a cash match). Additionally, the Company shares in the cost of health insurance provided to its employees, and employees receive a discount on merchandise purchased at the Company's stores.

     Management also encourages a "promote from within" environment when internal resources permit. The Company maintains internal leadership development programs designed to mentor high-track employees for continued progress at a fast pace. Two of the five members of the Company's senior management, most of the Company's district managers and a significant portion of the Company's store managers were promoted to their positions from within the Company. All executive officers have at least 17 years of business experience and one executive officer has over 24 years of experience with the Company. District managers and store managers have an average length of service with the Company of approximately 4.5 years. Management believes internal promotions coupled with the hiring of individuals with previous retail experience will provide the management structure necessary to support expected store growth. Management believes it has satisfactory relationships with its employees.

     MANAGEMENT INFORMATION AND CONTROL SYSTEMS
     The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system (with communications via a frame relay network to the Company's primary systems), a supply chain management and replenishment system, a vendor purchase order control system and a merchandise presentation system. These systems are fully integrated and track merchandise from order through sale. All data from these systems are fully integrated with the Company's financial systems.

     The Company utilizes a cross-functional committee comprised of members of management from key departments within the Company. This diverse group of Company leaders aligns the activities and deliverables of the Information Technology team with the overall Company mission and goal of improving the level of service provided to the Company's customers and creating efficiencies within the Company's operations and supply chain. The committee evaluates requests for information technology resources and prioritizes projects to ensure greatest benefit to the Company.

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

GROWTH STRATEGY

The Company's current and long-term growth strategy is built on a combination of
(1) expanded geographic market presence, achieved through the opening of new retail stores and (2) enhanced financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy, supported by strong customer service.

The Company has experienced considerable growth in recent years, including the addition of 18 stores in fiscal 2001, 113 in fiscal 2002 and 31 in fiscal 2003. This recent growth has increased the Company's market presence in the Southwest, primarily in Texas;, the Southeast, primarily in Florida; in the central northern part of the United States, primarily in Ohio, Michigan and Indiana; and in the Northeast, primarily in New York and Pennsylvania. The Company operated 463 stores in 30 states as of December 27, 2003 and has plans to open 52 stores in fiscal 2004. The Company plans to open 60 to 65 new stores in fiscal 2005 and additional stores thereafter. The Company believes it has developed a sophisticated proven method for selecting store sites and has identified over 800 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores.

The Company's strategy is generally to lease its new stores. At December 27, 2003, 393 of the Company's 463 stores are leased. Assuming that new stores are leased, the estimated cash required to open a new store is approximately $900,000 to $1,100,000, the majority of which is for initial acquisition of inventory and capital expenditures (principally leasehold improvements and fixtures and equipment), and the balance of which is for pre-opening expenses.

The Company plans to relocate a total of 18 to 20 stores in both fiscal 2004 and 2005 and an average of three or four additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in prime retail areas. The Company has relocated 35 stores since 2001. We recognize certain properties have declined in physical appearance and, in certain markets, the retail and traffic flows are shifting.

Through relocations, we are able to keep much of our existing loyal customer base but expand the overall reach to new customers, thereby growing the business. The cash required to complete a store relocation typically ranges from $300,000 to $600,000, depending on whether the Company is responsible for any renovation or remodeling costs.

ADDITIONAL INFORMATION

The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at WWW.SEC.GOV that contains the reports, proxy and information statements, and other information filed electronically.

The Company makes available free of charge through its Internet website, WWW.MYTSCSTORE.COM, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

The Company maintains a code of ethics that is applicable to all employees, including the Company's Chief Executive Officer, Chief Financial Officer and Controller. This code, which requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the Company's business, is available for public access on the Company's Internet website (WWW.MYTSCSTORE.COM).

ITEM 2. PROPERTIES

At December 27, 2003, the Company operated 463 stores in 30 states. The Company leases more than 84% of its stores, four of its five distribution facilities and its management headquarters. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. None of the store leases is individually material to the Company's operations.

In January 2004, the Company purchased the land and building related to its distribution center in Pendleton, Indiana. The facility was originally built to the Company's specifications and has been leased since 1999. Also in 2004, the Company entered into a lease agreement that will relocate the three store support center locations in Nashville, Tennessee to one new location. The Company expects to incur incremental after tax costs of approximately $2.0 million primarily due to the abandonment of the current leases.

As of December 27, 2003, the Company operated 463 stores in 30 states as follows:

                           Number                               Number
        State             of Stores        State               of Stores
        -----             ---------        -----               ---------
        Texas                67            Missouri                7
        Ohio                 60            North Dakota            7
        Michigan             45            Nebraska                7
        Tennessee            32            West Virginia           7
        Indiana              31            Georgia                 7
        Florida              29            Arkansas                6
        Pennsylvania         24            Oklahoma                6
        North Carolina       19            Minnesota               5
        New York             19            South Dakota            5
        Kentucky             17            Alabama                 4
        Virginia             16            Maryland                3
        Illinois             10            Delaware                1
        Iowa                  9            Mississippi             1
        Kansas                9            Montana                 1
        South Carolina        8            Wisconsin               1

ITEM 3. LEGAL PROCEEDINGS

The company is involved in various litigation arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 27, 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 2004.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

           Name                                         Position                                  Age
           ----                                         --------                                  ---
Joseph H. Scarlett, Jr..........    Chairman of the Board, Chief Executive Officer and Director    61

James F. Wright ................    President, Chief Operating Officer and Director                54

Gerald W. Brase ................    Senior Vice President-Merchandising                            50

Calvin B. Massmann..............    Senior Vice President-Chief Financial Officer and Treasurer    60

Stanley L. Ruta.................    Senior Vice President-Store Operations                         52

----------------

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

Stanley L. Ruta has served as Senior Vice President-Store Operations since June 2000, after having served as Vice President-Store Operations of the Company since 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock began trading on The Nasdaq National Market on February 18, 1994 under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The Nasdaq National Market (as adjusted for 2:1 stock splits effective August 21, 2003 and August 19, 2002) for each fiscal quarter of the periods indicated:

                                                  PRICE RANGE
                                ---------------------------------------------
                                        2003                     2002
                                --------------------      -------------------
                                  HIGH        LOW           HIGH        LOW
                                -------     --------      -------     -------
           First Quarter        $ 22.03     $ 14.69       $ 11.65     $  8.18
           Second Quarter       $ 26.60     $ 16.14       $ 18.31     $ 11.40
           Third Quarter        $ 38.10     $ 23.03       $ 18.05     $ 12.70
           Fourth Quarter       $ 44.87     $ 31.35       $ 22.75     $ 14.05


As of January 31, 2004, the approximate number of record holders of the Company's Common Stock was 150 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of the Company's Common Stock was 18,000.

The Company has not declared any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain all earnings for future operation and expansion of its business and, therefore, does not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of the Company's Board of Directors and subject to the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors. The Company is also restricted from paying cash dividends by the terms of its credit agreement, which is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

There were no stock repurchases by the Company in the fourth quarter of fiscal 2003.

ITEM 6. SELECTED FINANCIAL DATA

              FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The Company's fiscal year includes 52 or 53 weeks and typically ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year began. Fiscal years ended December 27, 2003, December 28, 2002, December 29, 2001 and December 30, 2000, contain 52 weeks, while the fiscal year ended January 1, 2000 contains 53 weeks. The following table provides summary historical financial information for the periods ended and as of the dates indicated (in thousands, except per share and operating data):

                                                           2003            2002           2001          2000           1999*
                                                      -----------     -----------     ----------     ----------     ----------
OPERATING RESULTS:
Net sales .........................................   $ 1,472,885     $ 1,209,990     $  849,799     $  759,037     $  688,082
Gross margin ......................................       448,900         342,187        228,344        200,407        181,251
Selling, general and administrative expenses ......       332,215         260,290        178,243        156,535        139,725
Depreciation and amortization .....................        19,758          16,457         11,254          9,889          7,311
                                                      -----------     -----------     ----------     ----------     ----------

Income from operations ............................        96,927          65,440         38,847         33,983         34,215
Interest expense, net .............................         3,444           4,707          4,494          6,387          4,104
Unusual item: gain on life insurance ..............            --              --          2,173             --             --
                                                      -----------     -----------     ----------     ----------     ----------
Income before income taxes and cumulative effect
  of accounting change ............................        93,483          60,733         36,526         27,596         30,111
Income tax provision ..............................        35,094          21,963         10,752         11,206         12,237
                                                      -----------     -----------     ----------     ----------     ----------
Net income before cumulative effect of accounting
  change ..........................................        58,389          38,770         25,774         16,390         17,874
Cumulative effect of accounting change, net of
  income taxes (a) ................................        (1,888)             --             --             --             --
                                                      -----------     -----------     ----------     ----------     ----------
Net income ........................................   $    56,501     $    38,770     $   25,774     $   16,390     $   17,874
                                                      ===========     ===========     ==========     ==========     ==========
Net income per share-basic, before cumulative
  effect of change in accounting principle (b) ....   $      1.57     $      1.07     $     0.73     $     0.47     $     0.51
Cumulative effect of accounting change, net of
  income taxes ....................................         (0.05)             --             --             --             --
                                                      -----------     -----------     ----------     ----------     ----------
Net income per share-basic, after cumulative effect
  of change in accounting principle ...............   $      1.52     $      1.07     $     0.73     $     0.47     $     0.51
                                                      ===========     ===========     ==========     ==========     ==========
Net income per share-assuming dilution before
  cumulative effect of change in accounting
  principle (b) ...................................   $      1.45     $      0.99     $     0.71     $     0.47     $     0.51
Cumulative effect of accounting change, net of
  income taxes ....................................         (0.05)             --             --             --             --
                                                      -----------     -----------     ----------     ----------     ----------
Net income per share-assuming dilution, after
  cumulative effect of change in accounting
  principle........................................   $      1.40     $      0.99     $     0.71     $     0.47     $     0.51
                                                      ===========     ===========     ==========     ==========     ==========

Dividends per share ...............................            --              --             --             --             --

OPERATING DATA (PERCENT TO SALES):
Gross margin ......................................          30.5%           28.3%          26.9%          26.4%          26.3%
Selling, general and administrative expenses ......          22.6%           21.5%          21.0%          20.6%          20.3%
Income from operations ............................           6.6%            5.4%           4.6%           4.5%           5.0%
Net income before cumulative effect of change in
  accounting principle ............................           3.9%            3.2%           3.0%           2.2%           2.6%

                                                          2003          2002          2001         2000          1999*
                                                       ---------     ---------     ---------    ---------     ---------
PRO-FORMA AMOUNTS, ASSUMING THE CHANGE IN
  ACCOUNTING PRINCIPLE IS APPLIED RETROACTIVELY (C):
Gross margin .......................................   $ 448,900     $ 373,895     $ 247,364    $ 216,282     $ 193,320
Selling, general and administrative expenses .......     332,215       293,689       197,330      172,665       152,623
Income from operations .............................      96,927        63,750        38,780       33,728        33,386
Net income .........................................      58,389        37,690        25,732       16,239        17,382

Net income per share - basic .......................   $    1.57     $    1.04     $    0.73    $    0.46     $    0.50

Net income per share - assuming dilution ...........   $    1.45     $    0.96     $    0.71    $    0.46     $    0.49

PRO-FORMA OPERATING DATA ASSUMING THE CHANGE IN
  ACCOUNTING PRINCIPLE IS APPLIED RETROACTIVELY
  (PERCENT TO SALES): (C):
Gross margin .......................................        30.5%         30.9%         29.1%        28.5%         28.1%
Selling, general and administrative expenses .......        22.6%         24.3%         23.2%        22.7%         22.2%
Income from operations .............................         6.6%          5.3%          4.6%         4.4%          4.9%
Net income .........................................         3.9%          3.1%          3.0%         2.1%          2.5%

NUMBER OF STORES:
Beginning of year ..................................         433           323           305          273           243
New stores opened ..................................          31           113            18           35            31
Closed stores ......................................          (1)           (3)           --           (3)           (1)
                                                       ---------     ---------     ---------    ---------     ---------
End of year ........................................         463           433           323          305           273
                                                       =========     =========     =========    =========     =========

Number of relocated stores during year .............          18            16             1            1             1
Number of remodeled stores (d) .....................           3             8             4           --            --
Same-store sales increase (e) ......................         7.0%          9.6%          3.8%         0.4%          4.4%
Average sales per store (000's) ....................   $   3,255     $   3,045     $   2,699    $   2,603     $   2,682

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ....................................   $ 177,499     $ 140,440     $ 122,309    $ 133,731     $ 117,306
Total assets .......................................     536,209       458,919       338,482      332,296       302,630
Long-term debt, less current portion (g) ...........      21,210        35,705        23,157       62,950        54,683
Stockholders' equity ...............................     295,384       227,848       181,296      155,036       138,305

*    53-week fiscal year

------------------------

(a) The Company adopted Emerging Issues Task Force No. 02-16 ("EITF 02-16") which changed its method of accounting for consideration received from vendors whereby such consideration is considered a reduction of inventory cost as opposed to a reduction of selling, general and administrative costs. As a result, the Company recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

(b) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.

(c) The pro-forma results provide a summary of gross margin, selling, general and administrative expenses and net income as if the adoption of EITF 02-16 had occurred prior to January 1, 2000. See Note 2 to Consolidated Financial Statements for further information.

(d)  Reflects remodelings costing more than $150,000.

(e) Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.

(f) Average sales per store are calculated based on the weighted average number of days open in the applicable period.

(g) Long-term debt includes borrowings under the Company's principal revolving credit agreement, term loan agreement and amounts outstanding under its capital lease obligations, excluding the current portions of each.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is the largest operator of retail farm and ranch stores in the United States, focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company's stores typically range in size from 12,500 to 18,000 square feet of inside selling space and utilize outside selling space. The Company operated 463 retail farm and ranch stores in 30 states as of December 27, 2003.

The fiscal year of the Company includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year began. Each of the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 contain 52 weeks.

The Company's current and long-term growth strategy is to (1) expand geographic market presence, achieved by opening new retail stores and (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy, supported by strong customer service.

The Company has experienced considerable growth in recent years, including the addition of 18 stores in fiscal 2001, 113 in fiscal 2002, and 31 in fiscal 2003. The significant growth in 2002 is due primarily to the acquisition of real property and lease rights from Quality Stores, Inc. (See Note 16 of Notes to the Consolidated Financial Statements contained in this report for further discussion regarding this purchase.) This growth has increased the Company's market presence in the Southeast, primarily in Florida; in the central northern part of the United States, primarily in Ohio and Michigan; and in the Northeast, primarily in New York and Pennsylvania. The Company operated 463 stores in 30 states as of December 27, 2003, and plans to open 52 stores in fiscal 2004. The Company plans to open 60 to 65 new stores in fiscal 2005 and additional stores thereafter. The Company has identified over 800 potential additional locations for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores.

Additionally, the Company has placed significant emphasis on its merchandising programs, evaluating the sales and profitability of its products through detailed line reviews, review of vendor performance measures and modification of the overall product offerings. These efforts, coupled with a strong marketing program and in-depth product knowledge training of store employees, have enhanced sales, improved gross margins and generated improved overall financial performance.

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

The Company experiences a buildup of inventory and accounts payable during its first fiscal quarter each year for purchases of seasonal product in anticipation of the April through June spring selling season and again during its third fiscal quarter in anticipation of the October through December winter selling season.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

     -   Inventory valuation                        -  Self insurance
     -   Sales returns

The Company's critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 to the Notes to the Consolidated Financial Statements contained in this report for a discussion of the Company's critical accounting policies.) The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

CHANGE IN ACCOUNTING PRINCIPLE

Emerging Issue Task Force Issue No. 02-16 ("EITF 02-16"), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying EITF 02-16 on prior-period financial statements would have resulted in a change to previously reported net income, thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years.

The following pro forma financial information for the fiscal year ended December 28, 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands, except per share amounts):

                                                        AS REPORTED                     PRO-FORMA
                                                  -------------------------      -------------------------
                                                                    % OF                           % OF
                                                                    SALES                          SALES
                                                                    -----                          -----
Net sales                                         $  1,209,990      100.0%       $  1,209,990      100.0%
Cost of merchandise sold                               867,803       71.7             836,095       69.1
                                                  ------------     ------        ------------     ------
Gross margin                                           342,187       28.3             373,895       30.9
Selling, general and administrative expense            260,290       21.5             293,689       24.2
Depreciation and amortization                           16,457        1.4              16,457        1.4
                                                  ------------     ------        ------------     ------
Income from operations                                  65,440        5.4              63,749        5.3
Interest expense, net                                    4,707        0.4               4,707        0.4
                                                  ------------     ------        ------------     ------
Income before income taxes                              60,733        5.0              59,042        4.9
Income tax provision                                    21,963        1.8              21,352        1.8
                                                  ------------     ------        ------------     ------
Net income                                        $     38,770        3.2%         $   37,690        3.1%
                                                  ============     ======        ============     ======
Net income per share:
    Basic                                         $       1.07                     $     1.04
    Diluted                                       $       0.99                     $     0.96
Weighted average shares outstanding:
    Basic                                               36,111                         36,111
    Diluted                                             39,277                         39,277

QUARTERLY FINANCIAL DATA

The Company's unaudited quarterly operating results for each fiscal quarter of 2003 and 2002 are shown below (in thousands, except per share amounts):

                                                          FIRST       SECOND       THIRD      FOURTH
2003                                                     QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
----                                                    ---------    ---------   ---------   ---------  -----------
Net sales                                               $ 273,760    $ 449,391   $ 361,204   $ 388,530  $ 1,472,885
Gross margin                                               80,797      136,292     109,233     122,578      448,900
Income from operations                                      4,205       44,186      19,993      28,543       96,927
Net income before cumulative effect of accounting
  change                                                    2,013       27,387      12,129      16,860       58,389
Net income including cumulative effect of accounting
  change                                                $     125    $  27,387   $  12,129   $  16,860  $    56,501

Net income per share, before cumulative effect
  of accounting change:
     Basic                                              $    0.06    $    0.74   $    0.33    $   0.45  $      1.57
     Diluted                                            $    0.05    $    0.69   $    0.30    $   0.41  $      1.45
Net income per share, including cumulative effect
  of accounting change:
     Basic                                              $    0.01    $    0.74   $    0.33    $   0.45  $      1.52
     Diluted                                            $    0.01    $    0.69   $    0.30    $   0.41  $      1.40

                                                          FIRST       SECOND       THIRD      FOURTH
2002                                                     QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
----                                                    ---------    ---------   ---------   ---------  -----------
Net sales                                               $ 193,810    $ 392,048   $ 296,215   $ 327,917  $ 1,209,990
Gross margin                                               51,979      108,391      84,019      97,798      342,187
Income (loss) from operations                              (5,401)      29,125      13,312      28,404       65,440
Net income (loss)                                       $  (4,010)   $  17,346   $   7,801   $  17,633  $    38,770

Net income (loss) per share-basic                       $   (0.11)   $    0.48   $    0.22   $    0.49  $      1.07
Net income (loss) per share-diluted                     $   (0.11)   $    0.44   $    0.20   $    0.44  $      0.99

The following quarterly pro forma financial information for the fiscal year ended December 28, 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands, except per share amounts):

                                                          FIRST       SECOND       THIRD      FOURTH
2002                                                     QUARTER      QUARTER     QUARTER     QUARTER      TOTAL
----                                                    ---------    ---------   ---------   ---------  -----------
Net sales                                               $ 193,810    $ 392,048   $ 296,215   $ 327,917  $ 1,209,990
Gross margin                                               56,464      119,566      94,885     102,980      373,895
Income (loss) from operations                              (5,382)      30,499      17,946      20,686       63,749
Net income (loss)                                       $  (3,998)   $  18,223   $  10,759   $  12,706  $    37,690

Net income (loss) per share-basic                       $   (0.11)   $    0.51   $    0.30   $    0.35  $      1.04
Net income (loss) per share-diluted                     $   (0.11)   $    0.47   $    0.27   $    0.32  $      0.96

As a result of two two-for-one stock splits, stockholders of record as of August 4, 2003 and August 2, 2002 received one additional share of stock. The par value of the Company's common stock remained $0.008. All share and per share data included in the consolidated financial statements and notes thereto has been restated to give effect to the stock splits.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Consolidated Statements of Income expressed as a percentage of net sales. The table reflects actual and pro-forma information. The pro-forma information reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2001:

                                                                                           (PRO-FORMA)
                                                      2003     2002     2001          2003     2002     2001
                                                     ------   ------   ------        ------   ------   ------
Net sales                                            100.0%   100.0%   100.0%        100.0%   100.0%   100.0%
Cost of merchandise sold                              69.5     71.7     73.1          69.5     69.1     70.9
                                                     ------   ------   ------        ------   ------   ------
Gross margin                                          30.5     28.3     26.9          30.5     30.9     29.1
Selling, general and administrative expenses          22.6     21.5     21.0          22.6     24.2     23.2
Depreciation and amortization                          1.3      1.4      1.3           1.3      1.4      1.3
                                                     ------   ------   ------        ------   ------   ------
Income from operations                                 6.6      5.4      4.6           6.6      5.3      4.6
Interest expense, net                                  0.2      0.4      0.5           0.2      0.4      0.5
Unusual item - gain on life insurance                   --       --      0.2            --       --      0.2
                                                     ------   ------   ------        ------   ------   ------
Income before income taxes                             6.4      5.0      4.3           6.4      4.9      4.3
Income tax provision                                   2.4      1.8      1.3           2.4      1.8      1.3
                                                     ------   ------   ------        ------   ------   ------
Net income before cumulative effect of
  accounting change                                    4.0      3.2      3.0           4.0      3.1      3.0
Cumulative effect of accounting change                 0.1       --       --            --       --       --
                                                     ------   ------   ------        ------   ------   ------
Net income                                             3.9%     3.2%     3.0%          4.0%     3.1%     3.0%
                                                     ======   ======   ======        ======   ======   ======

FISCAL 2003 COMPARED TO FISCAL 2002

Net sales increased 21.7% to $1,472.9 million in fiscal 2003 from $1,210.0 million in fiscal 2002. This increase resulted from the opening of new stores as well as a same-store sales improvement of 7.0%. The Company's favorable performance versus prior year was driven primarily by market share gains in certain markets, continued improvement in merchandising programs and improved in-store execution. In fiscal 2003, the Company opened 31 new stores (compared to 113 in the prior year), closed one store (compared to three in the prior year) and relocated 18 stores (compared to 16 in the prior year). The Company substantially expanded its store base during 2002 due to its purchase of property and lease rights from Quality Stores, Inc. (See Note 16 of Notes to the Consolidated Financial Statements contained in this report for further discussion regarding this purchase.)

As a percent of sales, gross margin increased 220 basis points from 28.3% for fiscal 2002 to 30.5% for fiscal 2003. Assuming the provisions of EITF 02-16 had been applied prior to 2002, fiscal 2003 gross margin would have decreased 40 basis points from 30.9% in fiscal 2002. The majority of this decline is attributable to a return to a more normal level of vendor funding in fiscal 2003. Specifically, vendors provided additional funds in fiscal 2002 in connection with the opening of 87 new stores as a result of the purchase of certain properties and lease rights from Quality Stores, Inc.

As a percent of sales, selling, general and administrative ("SG&A") expenses were 22.6% and 21.5% for fiscal 2003 and 2002, respectively. Assuming the provisions of EITF 02-16 had been applied prior to fiscal 2002 and exclusive of non-recurring expansion costs of $10.7 million experienced in fiscal 2002 (these costs include pre-opening transition and training costs related to the 87 new stores, costs for store relocations and three store closings as a result of the purchase of the aforementioned properties and lease rights from Quality Stores, Inc.) fiscal 2003 SG&A expenses as a percent of sales decreased 80 basis points from 23.4% for fiscal 2002. This decrease is primarily a result of controlled spending and greater leverage from increased sales.

Depreciation and amortization expense increased 20.1% in fiscal 2003 over the prior year due mainly to costs associated with new and relocated stores, as well as remodeled existing stores.

Net interest expense decreased 26.8% in fiscal 2003 over the prior year. This decrease reflects stronger cash flow and less cash requirements for store openings, which resulted in reduced average long-term borrowings under the Company's revolving credit agreement.

The Company's effective tax rate increased to 37.5% for fiscal 2003 compared with 36.2% for fiscal 2002. This increase is due to increased income in states with higher tax rates.

As a result of the foregoing factors, net income for fiscal 2003 increased to $56.5 million, or $1.40 per diluted share, compared to net income of $37.7 million, or $0.99 per diluted share, in the prior year. Exclusive of the cumulative effect of the accounting change, net income for fiscal 2003 was $58.4 million or $1.45 per diluted share. This increase is primarily a result of increased leverage from increased sales at both new and existing stores. Additionally, certain store expansion costs incurred in the Company's significant expansion in 2002, which was primarily the result of the purchase of property and lease rights from Quality Stores, Inc. in the first quarter of 2002, were non-recurring. The expansion increased the size of the Company by over 25% and was completed in a very compressed timeframe. As such, the Company incurred significant incremental costs to achieve the state of readiness required to enable all stores to open within the desired time frame and such costs are not considered by management to be indicative of normal pre-opening or recurring expenses. Management believes that disclosing the effect of the significant 2002 store expansion improves the investor's ability to reasonably evaluate the Company's longer-term business trends.

The following pro-forma information isolates the effect of adoption of EITF 02-16 and the expansion costs related to the 2002 store expansion (in thousands, except per share amounts):


                                                                2003                         2002
                                                       --------------------         ---------------------
                                                                     % of                           % of
                                                                     Sales                         Sales
                                                                     -----                         -----
Net income - as reported                               $ 56,501        3.9%         $ 38,770         3.2%
Change in accounting for vendor funding
   had EITF 02-16 been adopted prior to
   2002, net of income taxes                              1,888        0.1            (1,080)       (0.1)
Non-recurring store expansion costs,
net of income taxes                                          --         --             6,666         0.6
                                                       --------      -----          --------       -----
Pro-forma net income assuming the change in
   accounting for vendor funding occurred
   prior to 2002 and exclusive of
   non-recurring store expansion costs                 $ 58,389        4.0%         $ 44,356         3.7%
                                                       ========      =====          ========       =====
                                                                    2003                           2002
                                                       ------------------------------  ------------------------------
                                                                 (PRO-FORMA)                    (PRO-FORMA)
                                                        INCOME     SHARES   (DILUTED)   INCOME     SHARES   (DILUTED)
                                                       --------    ------   ---------  -------     ------   ---------
Net income - as reported                               $ 56,501    40,271   $  1.40    $ 38,770    39,277   $   0.99
Change in accounting for vendor funding had
  EITF 02-16 been adopted prior to fiscal 2002,
  net of income taxes                                     1,888    40,271      0.05      (1,080)   39,277      (0.03)
Non-recurring store expansion costs, net of
  income taxes                                               --    40,271        --       6,666    39,277       0.17
                                                       --------             -------    --------             --------
Pro-forma net income assuming the change in
  accounting for vendor funding had occurred
  prior to 2002 and exclusive of non-recurring
  store expansion costs                                $ 58,389    40,271   $  1.45    $ 44,356    39,277   $   1.13
                                                       ========             =======    ========             ========

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales increased 42.4% to $1,210.0 million in fiscal 2002 from $849.8 million in fiscal 2001. This increase resulted from the opening of new stores as well as a same-store sales improvement of 9.6%. The significant improvement in same-store sales in fiscal 2002 is due primarily to new merchandising programs, special promotions, market share gains in certain markets and improved in-store execution. In fiscal 2002, the Company opened 113 new stores (compared to 18 in the prior year), closed three stores (compared to none in the prior year) and relocated 16 stores (compared to one in the prior year).

As a percent of sales, gross margin increased to 28.3% in fiscal 2002 from 26.9% in fiscal 2001. This gross margin improvement was primarily due to improved product costs (including a $1.4 million favorable LIFO experience), changes in the sales mix, increased volume rebates and improved leveraging of freight costs.

As a percent of sales, selling, general and administrative (SG&A) expenses increased to 21.5% for fiscal 2002 from 21.0% for fiscal 2001. The increase includes incremental pre-tax costs of $10.7 million for pre-opening transition and training costs related to the Company's significant store expansion, costs for store relocations and three store closings. Exclusive of the incremental expansion costs, SG&A expense, as a percent of sales, decreased 0.4 percentage point to 20.6% for fiscal 2002. On an absolute basis, SG&A expenses increased 46.0% to $260.3 million. These increases primarily reflect the incremental expansion costs and the remaining incremental costs associated with the new stores opened in fiscal 2002, as well as higher variable store operating costs associated with the same-store sales increase and higher incentive compensation accruals.

Depreciation and amortization expense increased 46.2% over the prior year due mainly to costs associated with new and relocated stores, as well as remodeled existing stores.

Net interest expense increased 4.7% in fiscal 2002 from fiscal 2001 resulting from increased borrowings under the Company's revolving credit agreement to fund significant new store expansion.

The Company's effective tax rate decreased to 36.2% for fiscal 2002 compared with 38.6% for fiscal 2001 (exclusive of a non-taxable $2.2 million gain from the proceeds of life insurance and a $2.5 million reduction of previously accrued income taxes, both of which occurred during 2001). The Company reevaluated its tax exposure during the quarter ended December 29, 2001, and, as a result of the favorable resolution of certain tax issues, along with the closing of open tax years, the Company reduced previously accrued income tax liabilities by $2.5 million. The effective tax rate decreased primarily due to reductions in state income taxes.

Net income increased 50.4% to $38.8 million in fiscal 2002 from $25.8 million in fiscal 2001 and net income per share (assuming dilution) for fiscal 2002 increased 39.4% to $0.99 per share from $0.71 per share for fiscal 2001. As a percentage of sales, net income increased 0.2 percentage point to 3.2% of sales for fiscal 2002 from 3.0% of sales for fiscal 2001.

The following chart presents earnings per share, reflecting the effect of certain significant matters:

                                                                2002                               2001
                                                  --------------------------------   ---------------------------------
                                                                        PER SHARE                           PER SHARE
                                                  INCOME      SHARES     AMOUNT       INCOME      SHARES     AMOUNT
                                                  --------   --------   --------     --------    --------   --------
BASIC EARNINGS PER SHARE:
-------------------------
Net income-as reported                            $ 38,770    36,112    $   1.07     $ 25,774     35,296    $  0.73
Non-recurring store expansion costs, net of
  income taxes                                       6,666    36,112        0.19           --         --         --
Unusual item: insurance proceeds                        --        --          --       (2,173)    35,296      (0.06)
Adjustment of deferred taxes                            --        --          --       (2,500)    35,296      (0.07)
                                                  --------              --------     --------               -------
                                                  $ 45,436    36,112    $   1.26     $ 21,101     35,296    $  0.60
                                                  ========              ========     ========               =======
DILUTED EARNINGS PER SHARE:
---------------------------
Net income-as reported                            $ 38,770    39,277    $   0.99     $ 25,774     36,162    $  0.71
Non-recurring store expansion costs, net of
  income taxes                                       6,666    39,277        0.17           --         --         --
Unusual item: insurance proceeds                        --        --          --       (2,173)    36,162      (0.06)
Adjustment of deferred taxes                            --        --          --       (2,500)    36,162      (0.07)
                                                  --------              --------     --------               -------
                                                  $ 45,436    39,277    $   1.16     $ 21,101     36,162    $  0.58
                                                  ========              ========     ========               =======

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement and normal trade credit. The Company's inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons, respectively.

At December 27, 2003, the Company had working capital of $177.5 million, a $37.0 million increase from December 28, 2002. This increase is primarily attributable to the changes in the following components of current assets and current liabilities (in millions):

                                                       2003       2002      VARIANCE
                                                     --------    -------    --------
   Current assets
   Cash and cash equivalents                         $   20.0    $  13.8     $   6.2
   Inventories                                          324.5      289.3        35.2
   Prepaid expenses and other current assets             27.7       17.6        10.1
   Other, net                                            11.1       11.6        (0.5)
                                                     --------    -------    --------
                                                        383.3      332.3        51.0
                                                     --------    -------    --------
   Current liabilities
   Accounts payable                                  $  131.6    $ 114.9     $  16.7
   Accrued expenses                                      73.9       66.3         7.6
   Current maturities of long term debt                    --        5.5        (5.5)
   Other, net                                             0.3        5.1        (4.8)
                                                     --------    -------    --------
                                                        205.8      191.8        14.0
                                                     --------    -------    --------

   Working capital                                   $  177.5    $ 140.5     $  37.0
                                                     ========    =======    ========

The increases in cash and cash equivalents, prepaid expenses, and accrued expenses is generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments.

The increase in inventories and related increase in trade credit resulted primarily from additional inventory for new stores and a slight increase in average inventory per store due to increased sales expectations. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the inventory product.

The decrease in current maturities of long term debt is due to the maturity of the Company's Loan Agreement and Term Note in November 2003. (See Note 5 of Notes to the Consolidated Financial Statements contained in this report for further discussion regarding this maturity.)

In August 2002, the Company entered into a replacement unsecured senior revolving credit facility (the "Credit Agreement") with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings to $155 million and extending the maturity to February 2006. The balance of funds available under the Credit Agreement may be utilized for borrowings, including up to $50 million for letters of credit. The Credit Agreement bears interest at either the bank's base rate (4.0% at December 27, 2003) or the London Inter-Bank Offer Rate ("LIBOR") (1.14% at December 27, 2003) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 27, 2003). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% (0.20% at December 27, 2003) per annum, adjusted quarterly based on Company performance, on the average daily unused portion of the Credit Agreement. There are no compensating balance requirements associated with the Credit Agreement. The Company expects to continue borrowing amounts under the Credit Agreement from time to time to fund its growth and expansion programs and as a source of seasonal working capital.

The Credit Agreement contains certain restrictions regarding additional indebtedness; capital expenditures; business operations; guarantees; investments; mergers; consolidations and sales of assets; transactions with subsidiaries or affiliates; and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at December 27, 2003.

On January 28, 2004, the Credit Agreement was amended to extend the maturity date to February 28, 2007. Additionally, the amendment included changes to certain financial covenants, primarily to permit greater flexibility for capital expenditures in accordance with the Company's growth plans.

Operations provided net cash of $62.1 million in fiscal 2003, $46.7 million in fiscal 2002, and $47.1 million in fiscal 2001. The $15.4 million increase in fiscal 2003 over fiscal 2002 is primarily due to changes in the following operating activities (in millions):


                                                            2003        2002       VARIANCE
                                                          --------    --------     --------
      Net income                                          $   56.5    $   38.8     $   17.7
      Depreciation and amortization                           19.8        16.5          3.3
      Deferred income taxes                                    7.6        (3.9)        11.5
      Inventories and accounts payable                       (21.6)      (33.4)        11.8
      Prepaid expenses and other current assets              (10.9)         --        (10.9)
      Accrued expenses                                         7.6        23.4        (15.8)
      Other, net                                               3.1         5.3         (2.2)
                                                          --------    --------     --------
         Net cash provided by operations                  $   62.1    $   46.7     $   15.4
                                                          ========    ========     ========

The increase in net cash provided by operations in fiscal 2003 compared with fiscal 2002 is primarily due to the increase in the number of stores in operation. In addition to the 31 stores opened in 2003, it was also the first full year of operations for the 113 stores opened in 2002. As a result of this aggressive expansion, the Company experienced a dramatic increase in all working capital components. Strong sales performance generated increased cash flows and inventory requirements thereby driving proportionate increases in operating expenses.

The $0.4 million decrease in net cash provided by operations in fiscal 2002 from fiscal 2001 is primarily due to changes in the following operating activities (in millions):


                                                            2002        2001       VARIANCE
                                                          --------    --------     --------
      Net income                                          $   38.8    $   25.8     $   13.0
      Depreciation and amortization                           16.5        11.3          5.2
      Inventories and accounts payable                       (33.4)       11.2        (44.6)
      Prepaid expenses and other current assets                0.3        (6.1)         6.4
      Accrued expenses                                        23.4         9.0         14.4
      Other, net                                               1.1        (4.1)         5.2
                                                          --------    --------     --------
        Net cash provided by operations                   $   46.7    $   47.1     $   (0.4)
                                                          ========    ========     ========

The decrease in net cash provided by operations in fiscal 2002 compared with fiscal 2001 is primarily due to the addition of 113 new stores during fiscal 2002 compared with 18 new stores in fiscal 2001. The significant expansion, coupled with strong sales performance, increased the need for inventories beyond typical vendor leveraging, and increased related operating expenses in support of the growing operations.

Investing activities used $41.6 million, $62.6 million, and $10.7 million in fiscal 2003, 2002 and 2001, respectively. The majority of this cash requirement relates to the Company's capital expenditures.

The Company's significant store expansion, coupled with required investment in infrastructure costs, required the following capital expenditures (in thousands):

                                                                   2003        2002        2001
                                                                --------    --------    --------
      New and relocated stores and stores not yet opened        $ 17,130    $ 60,728    $  4,578
      Existing stores                                              9,829       4,193       6,069
      Distribution center capacity                                17,217         417         103
      Information technology                                       3,320       1,055       2,607
      Corporate and other                                            626         151         212
                                                                --------    --------    --------
                                                                $ 48,122    $ 66,544    $ 13,569
                                                                ========    ========    ========

The Company's long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. These additional stores will require continuing investment in distribution capacity, information technology and people. The Company currently estimates that capital expenditures will be approximately $86.0 million in fiscal 2004, as follows (in thousands):

   New and relocated stores and stores not yet opened       $ 25,000
   Existing stores                                            11,000
   Distribution center capacity                               38,000
   Information technology                                      8,000
   Corporate and other                                         4,000
                                                            --------
                                                            $ 86,000
                                                            ========

Financing activities used $14.3 million, provided $20.8 million, and used $36.6 million in fiscal 2003, 2002 and 2001, respectively, largely as a result of borrowing requirements created by operations, partially offset by proceeds received from the exercise of stock options.

The Company believes that its cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings and renovations, over the next several years.

The following table reflects the Company's future obligations and commitments as of December 27, 2003 (in thousands):

                                                           PAYMENT DUE BY PERIOD
                                   -------------------------------------------------------------------
                                     TOTAL
                                   CONTRACTUAL   LESS THAN 1                               MORE THAN 5
                                   OBLIGATIONS       YEAR       1-3 YEARS     4-5 YEARS       YEARS
                                   -----------   -----------   -----------   -----------   -----------
      Long term debt (1)           $    19,403   $        --   $    19,403   $        --   $        --
      Operating leases                 405,322        52,341        91,417        76,389       185,175
      Capital leases (2)                 5,100           496           660           394         3,550
                                   -----------   -----------   -----------   -----------   -----------
                                   $   429,825   $    52,837   $   111,480   $    76,783   $   188,725
                                   ===========   ===========   ===========   ===========   ===========

(1) Long term debt balances represent principal maturities, excluding interest. At December 27, 2003, this entire amount relates to the Company's Credit Agreement.
(2)  Capital lease obligations include related interest.

The Company has outstanding standby letters of credit of $8.1 million as of December 27, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The extent of the Company's off-balance sheet arrangements are operating leases and outstanding letters of credit. The balances for these arrangements are discussed above. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows the Company to utilize financial capital to operate the business rather than maintain assets. Letters of credit allow the Company to purchase inventory in a timely manner.

SUBSEQUENT EVENTS

In January 2004, the Company purchased the land and building related to its distribution center in Pendleton, Indiana for $15.3 million. The facility was originally built to the Company's specifications and had been leased since 1999.

In January 2004, the Company entered into an eight-year lease agreement that will consolidate multiple headquarter facilities within one location. The Company expects to incur incremental after-tax costs of approximately $2.0 million primarily due to the abandonment of the current leases.

The Credit Agreement was amended in January 2004 to extend the maturity date to February 28, 2007. Additionally, the amendment included changes to certain financial covenants, primarily to provide flexibility for capital expenditures. The Company is in compliance with all covenants at December 27, 2003.

RELATED PARTY TRANSACTIONS

Related party transactions consist of the sale of property in 2003. (See Note 12 of the Notes to the Consolidated Financial Statements contained in this report for a description of this transaction.)

LITIGATION

The Company is involved in various litigation arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

ENVIRONMENTAL MATTERS

In connection with a contaminated leased store property vacated by the Company upon relocation in 2002, the Company has agreed to indemnify the property owner with respect to an environmental liability associated with the use of the property, as defined in the related lease agreement. During fiscal 2003, the Company has not paid or accrued material amounts related to this property. The Company does not expect the expense of these activities to exceed $0.1 million; however, because of the uncertainties associated with environmental assessment and remediation activities, the Company's future expenses to remediate the currently identified site could be higher than amounts accrued. Future expenditures for environmental remediation may be affected in the near-term by identification of additional contaminated sites, the level and type of contamination found, and the extent and nature of cleanup activities required.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company's variable interests. The Interpretation is effective (1) immediately for VIEs created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 is expected to have no impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement, which matured in November 2003, had the effect of converting certain of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as an adjustment to interest expense.

The Company complies with SFAS Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacted the accounting for the Company's interest rate swap agreement, which was designated as a cash flow hedge.

The Company is exposed to changes in interest rates primarily from its variable-rate unsecured senior revolving credit agreement. The agreement bears interest at either the bank's base rate (4.00% and 4.25% at December 27, 2003 and December 28, 2002, respectively) or LIBOR (1.14% and 1.42% at December 27, 2003 and December 28, 2002, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% and 1.00% at December 27, 2003 and December 28, 2002, respectively). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the credit line. (See Note 4 of Notes to the Consolidated Financial Statements contained in this report for further discussion regarding this credit agreement.) A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $330,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   TRACTOR SUPPLY COMPANY

                                                                                   PAGE

      Report of Independent Auditors............................................... 24

      Consolidated Statements of Income for the years ended December 27, 2003,
            December 28, 2002 and December 29, 2001................................ 25

      Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002.... 26

      Consolidated Statements of Stockholders' Equity for the years ended
            December 27, 2003, December 28, 2002 and December 29, 2001............. 27

      Consolidated Statements of Cash Flows for the years ended December 27, 2003,
            December 28, 2002 and December 29, 2001................................ 28

      Notes to Consolidated Financial Statements................................... 29





                               REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in fiscal 2003 the Company changed its method of accounting for certain consideration received from vendors.

                                               /s/ Ernst & Young LLP
Nashville, Tennessee
January 19, 2004, except for
Note 19, as to which the date
is January 28, 2004

                                        TRACTOR SUPPLY COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands, except per share amounts)

                                                                  2003           2002          2001
                                                              -----------    -----------   -----------
Net sales .................................................   $ 1,472,885    $ 1,209,990   $   849,799
Cost of merchandise sold ..................................     1,023,985        867,803       621,455
                                                              -----------    -----------   -----------

  Gross margin ............................................       448,900        342,187       228,344
Selling, general and administrative expenses ..............       332,215        260,290       178,243
Depreciation and amortization .............................        19,758         16,457        11,254
                                                              -----------    -----------   -----------
  Income from operations ..................................        96,927         65,440        38,847
Interest expense, net .....................................         3,444          4,707         4,494
  Unusual item:  gain on life insurance ...................            --             --         2,173
                                                              -----------    -----------   -----------
  Income before income taxes and cumulative effect of
    change in accounting principle ........................        93,483         60,733        36,526
Income tax expense ........................................        35,094         21,963        10,752
                                                              -----------    -----------   -----------
  Income before cumulative effect of change in
    accounting principle ..................................        58,389         38,770        25,774

Cumulative effect on prior years of change in
  accounting principle, net of income taxes (Note 2) ......        (1,888)            --            --
                                                              -----------    -----------   -----------

Net income ................................................   $    56,501    $    38,770   $    25,774
                                                              ===========    ===========   ===========
Net income per share - basic, before cumulative effect of
  change in accounting principle ..........................   $      1.57    $      1.07   $      0.73
Cumulative effect of accounting change, net of income taxes         (0.05)            --            --
                                                              -----------    -----------   -----------

Net income per share - basic ..............................   $      1.52    $      1.07   $      0.73
                                                              ===========    ===========   ===========
Net income per share - assuming dilution before cumulative
  effect of change in accounting principle ................   $      1.45    $      0.99   $      0.71
Cumulative effect of accounting change, net of income taxes         (0.05)            --            --
                                                              -----------    -----------   -----------

Net income per share - assuming dilution ..................   $      1.40    $      0.99   $      0.71
                                                              ===========    ===========   ===========
Pro-forma amounts assuming the change in accounting
  principle is applied retroactively:

  Net income ..............................................   $    58,389    $    37,690   $    25,732
                                                              ===========    ===========   ===========
  Net income per share - basic ............................   $      1.57    $      1.04   $      0.73
                                                              ===========    ===========   ===========
  Net income per share - assuming dilution ................   $      1.45    $      0.96   $      0.71
                                                              ===========    ===========   ===========


           The accompanying notes are an integral part of these financial statements.

                                  TRACTOR SUPPLY COMPANY
                                CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 DEC. 27,      DEC. 28,
                                                                                   2003         2002
                                                                                 ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  19,980    $  13,773
  Accounts receivable, net ...................................................        --            102
  Inventories ................................................................     324,518      289,253
  Prepaid expenses and other current assets ..................................      27,725       17,579
  Assets held for sale .......................................................       3,636        3,779
  Deferred income taxes ......................................................       7,467        7,784
                                                                                 ---------    ---------
      Total current assets ...................................................     383,326      332,270
                                                                                 ---------    ---------
Property and Equipment:
  Land .......................................................................      14,307       12,569
  Buildings and improvements .................................................     124,968      100,843
  Furniture, fixtures and equipment ..........................................      89,633       75,815
  Construction in progress ...................................................       3,563        4,271
                                                                                   232,471      193,498
  Accumulated depreciation and amortization ..................................     (83,880)     (69,953)
  Property and equipment, net ................................................     148,591      123,545
Other assets .................................................................       4,292        3,104
                                                                                 ---------    ---------
      Total assets ...........................................................   $ 536,209    $ 458,919
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $ 131,564    $ 114,851
  Accrued employee compensation ..............................................      12,716       14,892
  Other accrued expenses .....................................................      61,208       51,410
  Current maturities of long-term debt .......................................        --          5,537
  Current portion of capital lease obligations ...............................         339          340
  Income taxes currently payable .............................................        --          3,101
  Other current liabilities ..................................................        --          1,699
                                                                                 ---------    ---------
      Total current liabilities ..............................................     205,827      191,830
                                                                                 ---------    ---------
Revolving credit loan ........................................................      19,403       33,542
Capital lease obligations, less current maturities ...........................       1,807        2,163
Deferred income taxes ........................................................       8,879        1,584
Other long-term liabilities ..................................................       4,909        1,952
                                                                                 ---------    ---------
      Total liabilities ......................................................     240,825      231,071
                                                                                 ---------    ---------
Stockholders' equity:
  Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued          --           --
  Common stock, 100,000,000 shares authorized; $.008 par value; 37,390,469 and
    36,465,908 shares issued and outstanding in 2003 and 2002, respectively ..         299          292
  Additional paid-in capital .................................................      62,083       52,028
  Retained earnings ..........................................................     233,002      176,501
  Accumulated other comprehensive loss, net ..................................        --           (973)
                                                                                 ---------    ---------
      Total stockholders' equity .............................................     295,384      227,848
                                                                                 ---------    ---------

      Total liabilities and stockholders' equity .............................   $ 536,209    $ 458,919
                                                                                 =========    =========

             The accompanying notes are in integral part of these financial statements.

                                                 TRACTOR SUPPLY COMPANY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                             ACCUMULATED
                                                                  ADDITIONAL                     OTHER           TOTAL
                                                      COMMON       PAID-IN       RETAINED    COMPREHENSIVE    STOCKHOLDERS
                                                      STOCK        CAPITAL       EARNINGS    INCOME (LOSS)       EQUITY
                                                    ----------    -----------   ----------   -------------    ------------
Stockholders' equity at December 30, 2000 .         $     282     $   42,797    $ 111,957     $         --    $    155,036

Issuance of common stock under employee
   stock purchase plan (138,860 shares) ...                              380                                           380
Exercise of stock options (265,756 shares)                  2          1,234                                         1,236
Tax benefit on disqualifying disposition of
   stock options ..........................                              292                                           292
Unrealized loss on interest rate swap
   agreement, net of income tax benefit of
   $902....................................                                                         (1,422)         (1,422)
Net income ................................                                        25,774                           25,774
                                                    ----------    -----------   ----------   -------------    ------------

Stockholders' equity at December 29, 2001 .               284         44,703      137,731           (1,422)        181,296

Issuance of common stock under employee
   stock purchase plan (71,374 shares) ....                              639                                           639
Exercise of stock options (819,810 shares)                  8          4,188                                         4,196
Tax benefit on disqualifying disposition of
   stock options ..........................                            2,498                                         2,498
Unrealized gain on interest rate swap
   agreement, net of income tax expense of
   $299....................................                                                            449             449
Net income ................................                                        38,770                           38,770

Stockholders' equity at December 28, 2002 .               292         52,028      176,501             (973)        227,848
                                                    ----------    -----------   ----------   -------------    ------------

Issuance of common stock under employee
   stock purchase plan (52,900 shares) ....                              935                                           935
Exercise of stock options (871,661 shares)                  7          4,832                                         4,839
Tax benefit on disqualifying disposition of
   stock options ..........................                            4,288                                         4,288
Unrealized gain on interest rate swap
   agreement, net of income tax expense of
   $603....................................                                                            973             973
Net income ................................                                        56,501                           56,501
                                                    ----------    -----------   ----------   -------------    ------------

Stockholders' equity at December 27, 2003 .         $     299     $   62,083    $ 233,002     $         --    $    295,384
                                                    ==========    ===========   ==========   =============    ============


                          The accompanying notes are in integral part of these financial statements.

                                   TRACTOR SUPPLY COMPANY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)

                                                                 2003         2002         2001
                                                              ---------    ---------    ---------
Cash flows from operating activities:
 Net income ...............................................   $  56,501    $  38,770    $  25,774
 Tax benefit of stock options exercised ...................       4,288        2,498          292
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of change in accounting principle .....       1,888           --           --
  Depreciation and amortization ...........................      19,758       16,457       11,254
  Gain on disposition of property and equipment ...........      (2,847)      (1,081)         (60)
  Asset impairment related to closed stores and relocations         423          558           --
  Gain on proceeds from life insurance ....................          --           --       (2,173)
  Deferred income taxes ...................................       7,122       (3,932)      (4,765)
  Change in assets and liabilities:
     Accounts receivable ..................................         102        2,109          592
     Inventories ..........................................     (38,318)     (67,274)         556
     Prepaid expenses and other current assets ............     (10,945)         343       (6,095)
     Accounts payable .....................................      16,713       33,877       10,680
     Accrued expenses .....................................       7,622       23,359        9,014
     Income taxes currently payable .......................      (1,446)         (10)       1,468
     Other ................................................       1,187          983          560
                                                              ---------    ---------    ---------

     Net cash provided by operating activities ............      62,048       46,657       47,097
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures ....................................     (48,122)     (66,544)     (13,569)
  Proceeds from sale of property and equipment ............       6,539        3,924        1,376
  Liquidation of life insurance policies ..................          --           --        1,499
                                                              ---------    ---------    ---------

     Net cash used in investing activities ................     (41,583)     (62,620)     (10,694)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under revolving credit agreement .............     536,285      539,915      274,674
  Repayments under revolving credit agreement .............    (550,424)    (521,490)    (309,564)
  Repayment of long term debt .............................      (5,537)      (2,142)      (5,597)
  Principal payments under capital lease obligations ......        (356)        (309)        (279)
  Net proceeds from life insurance death benefit ..........          --           --        2,529
  Net proceeds from issuance of common stock ..............       5,774        4,835        1,616
                                                              ---------    ---------    ---------

     Net cash provided by (used in) financing activities ..     (14,258)      20,809      (36,621)
                                                              ---------    ---------    ---------

Net increase (decrease) in cash ...........................       6,207        4,846         (218)

Cash and cash equivalents at beginning of year ............      13,773        8,927        9,145
                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year ..................   $  19,980    $  13,773    $   8,927
                                                              =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest ................................................   $   3,043    $   3,789    $   4,338
  Income taxes ............................................      31,840       23,774       13,770


          The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

The Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company operated 463 retail farm and ranch stores in 30 states as of December 27, 2003.

FISCAL YEAR

The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year began. Each of the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 contain 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

     INVENTORY VALUATION
     The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives. The estimated reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the sale of the excess and/or slow-moving inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves.

     The Company estimates its expected shrinkage of inventory between physical inventory counts by assessing the chain-wide average shrinkage experience rate, applied to the related periods' sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

     The Company receives funding from its vendors for promotion of the Company's brand as well as the sale of their products. Vendor funding is accounted for as a discount on the purchase price of inventories and is recognized in cost of sales as inventory is sold. The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume is based on management's current knowledge with respect to inventory levels, sales trends and expected customer demand, as well as

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     planned new store openings. Although management believes it has the ability to reasonably estimate its purchase volume, it is possible that actual results could significantly differ from the estimated amounts.

     SALES RETURNS
     The Company generally honors customer refunds within 30 days of the original purchase, with the supporting receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period. Due to the seasonality of the Company's sales, the refund experience can vary, depending on the fiscal quarter of measurement.

     SELF-INSURANCE
     The Company is self-insured for certain losses relating to workers' compensation, medical and general liability claims. However, the Company has stop-loss limits and umbrella insurance coverage for certain risk exposures subject to specified limits. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

REVENUE RECOGNITION

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period during which the related sales are recorded.

STORE PRE-OPENING COSTS

Non-capital expenditures incurred in connection with start-up activities are expensed as incurred.

STORE CLOSING COSTS

Beginning in fiscal 2003, the Company recognizes store closing costs in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, the Company recognized store-closing costs (primarily remaining lease obligations and disposals of property and equipment) at the time the plan for the related store closing or relocation was finalized. The adoption of SFAS 146 did not materially impact the Company's financial position, cash flows, or results of operations.

CASH AND CASH EQUIVALENTS

The Company considers temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, trade receivables and trade payables equal current fair value. The terms of the Company's revolving credit agreement (the "Credit Agreement") and term loan agreement include variable interest rates, which approximate current market rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company complies with Statement of Financial Accounting Standard ("SFAS") Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacted the accounting for the Company's interest rate swap agreement, which was designated as a cash flow hedge.

INVENTORIES

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5,267,000 higher than reported at December 28, 2002. At December 27, 2003 LIFO and FIFO inventory values were the same.

FREIGHT COSTS

The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of merchandise.

WAREHOUSING AND DISTRIBUTION COSTS

Costs incurred at the Company's distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred. These costs are included in selling, general and administrative expenses in the accompanying statements of income.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The following estimated useful lives are generally applied:

                                                           Life
                                                      --------------
                  Buildings                            30 - 35 years
                  Leasehold improvements                5 - 15 years
                  Furniture, fixtures and equipment     5 - 10 years
                  Computer software                      3 - 5 years


IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Impairment on long-lived assets to be disposed of is recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal (Note 3).

ADVERTISING COSTS

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Gross advertising expenses for fiscal 2003, 2002 and 2001 were approximately $38,235,000, $33,761,000 and $24,539,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

STOCK-BASED COMPENSATION PLANS

As permitted by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense would be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share for fiscal 2003, 2002 and 2001 would have been as follows (in thousands, except per share amounts):

                                                            2003         2002         2001
                                                          --------     --------     --------
        Net income - as reported                          $ 56,501     $ 38,770     $ 25,774
        Pro forma compensation expense, net of
            income taxes                                    (3,742)      (1,836)        (922)
                                                          --------     --------     --------
        Net income - pro-forma                            $ 52,759     $ 36,934     $ 24,852
                                                          ========     ========     ========

        Net income per share - basic:
            As reported                                   $   1.52     $   1.07     $   0.73
            Pro forma                                     $   1.42     $   1.02     $   0.70

        Net income per share - diluted:
            As reported                                   $   1.40     $   0.99     $   0.71
            Pro forma                                     $   1.31     $   0.94     $   0.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            2003         2002         2001
                                                          --------     --------     --------
        Expected volatility                                   44.2%        43.8%        43.8%
        Risk-free interest rate                                3.7%         5.0%         5.1%
        Average expected life (years)                          7.0          6.9          7.5
        Dividend yield                                         0.0%         0.0%         0.0%

        Weighted average fair value                       $  10.13     $   4.87     $   0.93

NET INCOME PER SHARE

The Company presents both basic and diluted earning per share ("EPS") on the face of the income statement. As provided by SFAS 128, "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements and notes thereto have been restated to give effect to the August 21, 2003 and the August 19, 2002 two-for-one stock splits (Note 9).

RECLASSIFICATIONS

Certain amounts in previously issued financial statements were reclassified to conform to the fiscal 2003 presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

Emerging Issues Task Force Issue No. 02-16 ("EITF 02-16") provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventories are sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying the consensus of EITF 02-16 on prior-period financial statements would have resulted in a change to previously reported net income. Thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and as permitted by EITF 02-16. During the first quarter of fiscal 2003, the Company recognized a charge against net income of $3,053,000 ($1,888,000 net of income taxes), that resulted from the cumulative effect on prior years.

NOTE 3 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and properties that the Company either acquired through the significant asset purchase as described in
Note 16 or that the Company vacated upon relocation of a store.

The Company applies the provisions of SFAS 144, "Accounting for the Impairment of Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $423,000 and $558,000 in 2003 and 2002, respectively, to adjust the carrying value of certain property and equipment related to vacated stores to fair value, less costs to sell. This charge is included in selling, general and administrative expenses. In addition, in December 2002, the Company decided to retain an asset previously classified as an asset held for sale as the Company believes the geographic location of the property is favorable. The asset (approximately $1.7 million) was reclassified from assets held for sale to property and equipment.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

NOTE 4 - CREDIT AGREEMENT:

In November 2000, the Company entered into a three-year unsecured senior revolving credit agreement with Bank of America, N.A., as agent for a lender group, whereby the Company was permitted to borrow up to $125 million. In October 2001, the Company extended this credit agreement by one year, thus extending the maturity to November 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2002, the Company entered into a replacement credit agreement with Bank of America, N.A. as agent for a lender group (the "Credit Agreement"), expanding the maximum available borrowing from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. Of the total $155 million commitment at December 27, 2003, $8.1 million has been utilized for the issuance of letters of credit relating to insurance policies and import merchandise. The outstanding borrowings under the Credit Agreement totaled $19.4 million at December 27, 2003 and $33.5 million at December 28, 2002. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $41.9 million for additional letters of credit. The Credit Agreement bears interest at either the bank's base rate (4.0% at December 27, 2003) or the London Inter-Bank Offer Rate ("LIBOR") (1.14% at December 27, 2003) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 27, 2003). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 27, 2003), adjusted quarterly based on Company performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness; capital expenditures; business operations; guarantees; investments; mergers; consolidations and sales of assets; transactions with subsidiaries or affiliates; and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at December 27, 2003. (See Note 19).

The Company had letters of credit outstanding totaling $8.1 and $3.9 million at December 27, 2003 and December 28, 2002, respectively. These letters of credit were issued primarily for the purchase of inventory.

NOTE 5 - OTHER LONG-TERM DEBT:

In June 1998, the Company entered into a new loan agreement (the "Loan Agreement") and term note (the "Term Note") pursuant to which the Company borrowed $15 million. There are no compensating balance requirements associated with the Loan Agreement. The Loan Agreement is unsecured.

In August 2002, in connection with the replacement of the Credit Agreement, the Company amended the Loan Agreement and Term Note. The terms of the Loan Agreement and Term Note were amended to provide that the existing indebtedness would bear interest under the same provisions as that in the Credit Agreement and the restrictive covenants would be modified to be the same as those in the Credit Agreement (Note 4). The maturity dates of the Loan Agreement and Term Note were not amended and the Loan Agreement and the Term note matured in November 2003.

Under the Loan Agreement and Term Note, the Company had $5.5 million outstanding at December 28, 2002.

NOTE 6 - LEASES:

The Company leases the majority of its office space and most of its retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2029 and 2018 for capital leases and operating leases, respectively. The store leases typically have initial terms of between 10 and 15 years, with one to three renewal periods of five years each, exercisable at the Company's option. Generally, most of the leases require the Company to pay taxes, insurance and maintenance costs.

Total rent expense for fiscal 2003, 2002, and 2001 was approximately $60,129,000, $51,952,000, and $36,733,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

                                                           CAPITAL    OPERATING
                                                           LEASES       LEASES
                                                          --------    ---------

       2004............................................   $    496    $ 52,341
       2005............................................        463      47,974
       2006............................................        197      43,443
       2007............................................        197      39,546
       2008............................................        197      36,843
       Thereafter .....................................      3,550     185,175
                                                          --------    --------
       Total minimum lease payments ...................      5,100    $405,322
       Amount representing interest ...................     (2,954)   ========
                                                          --------
       Present values of net minimum lease payments ...      2,146
       Less: current portion ..........................       (339)
                                                          --------
       Long-term capital lease obligations ............   $  1,807
                                                          ========


Assets under capital leases were as follows in thousands:
                                                             2003        2002
                                                          --------    --------

   Building and improvements...........................   $  3,756    $  3,756
   Less: accumulated depreciation......................     (2,212)     (2,051)
                                                          --------    --------
                                                          $  1,544    $  1,705
                                                          ========    ========
NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS:

During fiscal 2000, the Company entered into an interest rate swap agreement as a means of managing its interest rate exposure. This agreement, which matured in November 2003, had the effect of converting certain of the Company's variable rate obligations to fixed rate obligations.

The Company complies with SFAS 133 and recognized the fair value of the interest rate swap in its consolidated balance sheet. The Company regularly adjusted the carrying value of the interest rate swap to reflect its current fair value. The related gain or loss on the swap was deferred in stockholders' equity (as a component of comprehensive income) to the extent that the swap was an effective hedge. The deferred gain or loss was recognized in income in the period in which the related interest rate payments being hedged were recognized as an expense. However, to the extent that the change in value of an interest rate swap contract did not perfectly offset the change in the interest rate payments being hedged, the ineffective portion was immediately recognized as an expense. Net amounts paid or received were reflected as adjustments to interest expense.

NOTE 8 - INCOME TAXES:

The provision for income taxes before cumulative effect of change in accounting principle consists of the following (in thousands):

                                                  2003       2002       2001
                                                --------   --------   --------
   Current tax expense:
    Federal                                     $ 25,548   $ 23,536   $ 13,159
    State                                          2,424      2,359      2,358
                                                --------   --------   --------
      Total current                               27,972     25,895     15,517
                                                --------   --------   --------

   Deferred tax expense (benefit):
    Federal                                        6,675     (3,188)    (4,154)
    State                                            447       (744)      (611)
                                                --------   --------   --------
      Total deferred                               7,122     (3,932)    (4,765)
                                                --------   --------   --------
      Total provision                           $ 35,094   $ 21,963   $ 10,752
                                                ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                          2003        2002
                                                        --------    --------
   Current tax assets:
    Inventory valuation .............................   $  2,161    $  4,174
    Interest rate swap ..............................       --           603
    Accrued employee benefit costs ..................      3,445       3,051
    Other ...........................................      1,957       3,538
                                                        --------    --------
                                                           7,563      11,366
                                                        --------    --------
   Current tax liabilities:
    Inventory basis difference ......................         --      (3,504)
    Other ...........................................        (96)        (78)
                                                        --------    --------
                                                             (96)     (3,582)
                                                        --------    --------
   Net current tax asset ............................   $  7,467    $  7,784
                                                        ========    ========

    Non-current tax assets:
    Capital lease obligation basis difference .......   $  1,013    $  1,181
    Rent expenses in excess of cash payments required      3,367       2,824
    Other ...........................................         68         606
                                                        --------    --------
                                                           4,448       4,611
                                                        --------    --------
   Non-current tax liabilities:
    Depreciation ....................................    (12,591)     (5,330)
    Capital lease assets basis difference ...........       (656)       (731)
    Other ...........................................        (80)       (134)
                                                        --------    --------
                                                         (13,327)     (6,195)
                                                        --------    --------
   Net non-current tax liability.....................   $ (8,879)   $ (1,584)
                                                        ========    ========

Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that all of the deferred tax assets will more likely than not be realized through the future earnings of the Company.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                          2003       2002       2001
                                                        --------   --------    --------
   Tax provision at statutory rate ..................   $ 32,719   $ 21,257    $ 12,784
   Tax effect of:
    State income taxes, net of federal tax benefit ..      1,867        634       1,369
    Permanent differences ...........................        359         56         274
    Life insurance proceeds .........................         --         --        (926)
    Previously accrued income taxes .................         --         --      (2,500)
    Amortization of negative goodwill ...............         --        (61)        (63)
    Other ...........................................        149         77        (186)
                                                        --------   --------    --------
                                                        $ 35,094   $ 21,963    $ 10,752
                                                        ========   ========    ========

The Company reevaluated its tax exposure during the quarter ended December 29, 2001 and, as a result of the favorable resolution of certain tax issues, along with the closing of open tax years, the Company reduced previously accrued income tax liabilities by $2.5 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK:

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 100,000,000 shares of Common Stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

As a result of two two-for-one stock splits, stockholders of record as of August 4, 2003 and August 2, 2002 received one additional share of stock. The par value of the Company's common stock remains $0.008. All share and per share data included in the consolidated financial statements and notes thereto has been restated to give effect to the stock splits.

NOTE 10 - COMPREHENSIVE INCOME:

Comprehensive income includes the change in the fair value of the Company's interest rate swap agreement (which expired in November 2003), that qualifies for hedge accounting. Comprehensive income for each fiscal year is as follows (in thousands):

                                                                2003        2002       2001
                                                              --------   --------   --------
     Net income - as reported                                 $ 56,501   $ 38,770   $ 25,774
     Unrealized gain on interest rate swap agreement,
        net of income taxes                                        973        449     (1,422)*
                                                              --------   --------   --------
     Comprehensive income                                     $ 57,474   $ 39,219   $ 24,352
                                                              ========   ========   ========

     * reflects cumulative effect upon initial adoption

NOTE 11 - NET INCOME PER SHARE:

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                                                  2003
                                                                   ---------------------------------
                                                                                           PER SHARE
                                                                     INCOME      SHARES      AMOUNT
                                                                   ---------    -------     --------
BASIC NET INCOME PER SHARE:
   Net income, before cumulative effect of accounting change       $  58,389     37,076     $   1.57
   Cumulative effect of accounting change, net of income taxes       (1,888)     37,076        (0.05)
                                                                   ---------                --------
   Net income                                                      $  56,501     37,076     $   1.52
                                                                   =========                ========
DILUTED NET INCOME PER SHARE:
   Net income, before cumulative effect of accounting change       $  53,389     40,271     $   1.45
   Cumulative effect of accounting change, net of income taxes        (1,888)    40,271        (0.05)
                                                                   ---------                --------
   Net income                                                      $  56,501     40,271     $   1.40
                                                                   =========                ========

                                                                                  2002
                                                                   ---------------------------------
                                                                                           PER SHARE
                                                                     INCOME      SHARES      AMOUNT
                                                                   ---------    -------     --------
BASIC NET INCOME PER SHARE:
   Net income, before cumulative effect of accounting change       $  38,770     36,112     $   1.07
   Dilutive stock options outstanding                                             3,165     ========
                                                                   ---------    -------
DILUTED NET INCOME PER SHARE:                                      $  38,770     39,277     $   0.99
                                                                   =========    =======     ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  2001
                                                                   ---------------------------------
                                                                                           PER SHARE
                                                                     INCOME      SHARES      AMOUNT
                                                                   ---------    -------     --------
BASIC NET INCOME PER SHARE:
   Net income, before cumulative effect of accounting change       $  25,774     35,296     $   0.73
   Dilutive stock options outstanding                                     --        866     ========
                                                                   ---------    -------
DILUTED NET INCOME PER SHARE:                                      $  25,774     36,162     $   0.71
                                                                   =========    =======     ========

Anti-dilutive stock options excluded from the above calculations totaled 1,218,656 in 2001. There were no anti-dilutive stock options excluded from the calculations for fiscal 2002 or 2003.

NOTE 12 - RELATED PARTY TRANSACTIONS:

In 2003, the Company sold certain recreational property acquired in 1982 to the Company's Chief Executive Officer. The Company obtained independent appraisals of the property and utilized an independent agent and bidding process. The property was sold for $2,650,000 and the related gain of $2,100,000 was recognized in 2003 and included in selling, general and administrative expenses in the accompanying statement of income.

NOTE 13 - RETIREMENT BENEFIT PLANS:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the "Plan"), which provides retirement and other benefits for the Company's employees. Employees become eligible for participation at age 21 and upon completion of 12 consecutive months of employment and 1,000 or more hours of service. The Company matches (in cash) 100% of the employee's elective contributions up to 3% of the employee's compensation plus 50% of the employee's elective contributions from 3% to 6% of the employee's compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee's compensation. All current employer contributions are immediately 100% vested. Company contributions to the Plan during fiscal 2003, 2002 and 2001, were approximately $1,724,000 (net of applied forfeitures of $54,000), $1,397,000 (net of applied forfeitures of $48,000), and $1,022,000 (net of applied forfeitures of $98,000), respectively.

In fiscal 2002, the Company began offering, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive under their respective incentive programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Plan subject to the Company's match. Under the deferred compensation program, the participants' salary deferral is matched by the Company, 100% on the first 3% of base salary contributed and 50% on the next 3% of base salary contributed. Each participant's account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant's (i) death, (ii) retirement, (iii) total and permanent disability, (iv) termination of employment with the Company or (v) some other date designated by the participant at the time of the initial deferral. The Company's contributions, including accrued interest, were $104,000 and $93,000 for fiscal 2003 and 2002, respectively.

NOTE 14 - STOCK-BASED COMPENSATION PLANS:

FIXED STOCK OPTION PLANS

The Company has stock option plans for officers, directors (including non-employee directors) and key employees which reserve 8,000,000 shares of common stock for future issuance. According to the terms of the plans, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Options granted prior to fiscal 2002 generally vest one-third each year beginning on the third anniversary date of the grant and expire after ten years, provided, however, that options granted to non-employee directors vest one-third each year beginning on the first anniversary of the grant. All options granted after fiscal 2001 vest one-third each year beginning on the first anniversary of the grant.

Plan activity is summarized as follows:

                                                  NUMBER OF    WEIGHTED AVERAGE
                                                   SHARES       EXERCISE PRICE
                                                 ------------  ----------------

   Outstanding at December 30, 2000                3,347,332        $  4.59
     Exercised                                      (265,756)       $  4.65
     Granted                                       1,584,000        $  3.35
     Canceled                                       (478,732)       $  4.51
                                                   ---------
   Outstanding at December 29, 2001                4,186,844        $  4.13

     Exercised                                      (819,810)       $  5.12
     Granted                                       1,245,600        $  9.11
     Canceled                                        (72,000)       $  5.76
                                                   ---------
   Outstanding at December 28, 2002                4,540,634        $  5.29

     Exercised                                      (871,661)       $  5.59
     Granted                                         724,600        $ 20.26
     Canceled                                       (336,788)       $  6.72
                                                   ---------
   Outstanding at December 27, 2003                4,056,785        $  7.80
                                                   =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                ---------------------------------------  --------------------------
                                                WEIGHTED
                                                 AVERAGE      WEIGHTED                    WEIGHTED
                                                REMAINING     AVERAGE                     AVERAGE
             RANGE OF              NUMBER      CONTRACTUAL    EXERCISE     NUMBER         EXERCISE
YEAR      EXERCISE PRICES       OUTSTANDING       LIFE         PRICE     EXERCISABLE       PRICE
----      ---------------       -----------    -----------    ---------  -----------     ----------
1995          $ 5.53                    500       1.09         $ 5.53            500       $ 5.53
1996          $ 5.34                 14,332       2.08         $ 5.34         14,332       $ 5.34
1997      $ 4.44 - $ 5.00            27,056       3.46         $ 4.60         27,056       $ 4.60
1998          $ 3.61                    670       4.07         $ 3.61            670       $ 3.61
1999      $ 6.45 - $ 6.69           232,080       5.07         $ 6.46        157,887       $ 6.47
2000      $ 3.73 - $ 3.79           685,100       6.09         $ 3.74        247,033       $ 3.74
2000          $ 2.24                155,330       6.85         $ 2.24         51,777       $ 2.24
2001          $ 3.36              1,298,000       7.08         $ 3.36         17,333       $ 3.36
2002      $ 8.91 - $ 9.80           946,417       7.02         $ 9.10        315,472       $ 9.10
2002         $ 14.22                 14,000       8.56         $14.22          4,667       $14.22
2003      $ 19.14 - $ 25.11         673,300       9.08         $20.02             --           --
2003         $ 38.98                 10,000       9.80         $38.98             --           --
                                  ---------                                 --------
                                  4,056,785       7.07         $ 7.80        836,727       $ 6.29
                                  =========                                 ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSOCIATE STOCK PURCHASE PLAN

The Company provides an Associate Stock Purchase Plan (the "ASPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ASPP, the Company issued 52,900, 71,374 and 138,860 shares of common stock in fiscal 2003, 2002 and 2001, respectively.

NOTE 15 - GAIN ON PROCEEDS FROM LIFE INSURANCE:

In April 2001, a former executive of the Company, on whom the Company carried a life insurance policy, passed away. As a result of the related coverage, the Company realized a $2.2 million gain on the life insurance proceeds.

NOTE 16 - SIGNIFICANT ASSET PURCHASE:

On December 31, 2001, the Company, through a joint venture with Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management LLC, was the successful bidder at a liquidation bankruptcy auction for the buildings, improvements, fixtures and lease rights of certain retail stores formerly operated by Quality Stores, Inc., a debtor and debtor in possession under Chapter 11 of the United States Bankruptcy Code. The Company's share of the bid totaled $34.0 million and was funded entirely through the Credit Agreement. The Company acquired the buildings for 24 retail stores, assumed the building lease rights for 76 additional retail stores and acquired the related equipment, furniture and fixtures in the transaction.

The Company intends to sell three excess buildings acquired in the purchase and is actively marketing these locations. The assigned value for these three locations is included as assets held for sale in the accompanying consolidated balance sheet at December 27, 2003 (Note 3).

NOTE 17 - CONTINGENCIES:

LITIGATION

The Company is involved in various litigation arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

ENVIRONMENTAL MATTERS

In connection with a contaminated leased store property vacated by the Company upon relocation in 2002, the Company has agreed to indemnify the property owner with respect to an environmental liability associated with the use of the property, as defined in the related lease agreement. During fiscal 2003, the Company has not paid or accrued material amounts related to this property. The Company does not expect the expense of these activities to exceed $0.1 million; however, because of the uncertainties associated with environmental assessment and remediation activities, the Company's future expenses to remediate the currently identified site could be higher than amounts accrued. Future expenditures for environmental remediation may be affected in the near-term by identification of additional contaminated sites, the level and type of contamination found, and the extent and nature of cleanup activities required.

NOTE 18 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company's variable interests. The Interpretation is effective (1) immediately for VIEs created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The Company has no variable interest entities and the adoption of FIN 46 had no impact on the Company's financial position or results of operations.

NOTE 19 - SUBSEQUENT EVENTS:

In January 2004, the Company purchased the land and building related to its distribution center in Pendleton, Indiana for $15.3 million. The facility was originally built to the Company's specifications and has been leased since 1999.

On January 28, 2004, the Credit Agreement was amended to extend the maturity date to February 28, 2007. Additionally, the amendment included changes to certain financial covenants, primarily to provide flexibility for capital expenditures. The Company is in compliance with its debt covenants at December 27, 2003.

In January 2004, the Company entered into a lease agreement that will consolidate multiple headquarter facilities within one new location. The Company expects to incur incremental after tax costs of approximately $2.0 million (unaudited) primarily due to abandonment of the current leases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 10a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as of December 27, 2003, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of the evaluation referred to above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Item 1: Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 4 through 8 and 20, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 2004 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Board of Directors and Committees of the Board - Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Compensation Committee's Report on Executive Compensation", "Summary Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", and "Stock Performance Chart" on pages 8 through 19 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 20 and 21 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 2004 is incorporated herein by reference.

Following is a summary of the Company's equity compensation plans as of December 27, 2003, under which equity securities are authorized for issuance, aggregated as follows:

                                     Number of Securities            Weighted Average
                                       to Be Issued Upon             Exercise Price of         Number of Securities
                                    Exercise of Outstanding          Outstanding Options,     Remaining Available for
   Plan Category                  Options, Warrants, and Rights      Warrants and Rights          Future Issuance
   -------------                  -----------------------------      -------------------          ---------------
   Equity compensation plans
   -------------------------
    approved by security holders:
    -----------------------------

      2000 Stock Incentive Plan               2,161,912                      $10.41                   1,729,600
      Employee Stock Purchase Plan1                                                                   3,467,758

   Equity compensation plans
   -------------------------
    not approved by security
    ------------------------
    holders:
    --------

      1994 Stock Option Plan2                 1,894,873                      $ 4.84                     227,390

   Total                                      4,056,785                      $ 7.80                   5,424,748

------------

 1  Represents shares available as of January 1, 2004.
 2 The 1994 Stock Option Plan was adopted by the Company prior to its initial public offering and expired in February 2004.

The information set forth under the caption "Stock-Based Compensation Plans" in the "Notes to Consolidated Financial Statements" contained in this Report, provides further information with respect to the material features of each plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Related-Party Transactions with Tractor Supply Company" on page 9 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Item 2 - Ratification of Reappointment of Independent Auditors" on page 22 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 15, 2004, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         See Consolidated Financial Statements under Item 8 on page 23 through 41 of this Report.

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  EXHIBITS

         The exhibits listed in the Index to Exhibits, which appears on pages 46 through 52 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K, dated October 2, 2003, issuing a press release announcing its sales for the third quarter and nine months ended September 27, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this annual report.

         The Company filed a report on Form 8-K, dated October 16, 2003, issuing a press release announcing its financial results for the third quarter and nine months ended September 27, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this annual report.

         The Company filed a report on Form 8-K, dated October 22, 2003, issuing a press release to provide presentation materials furnished to a group of investors. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in this annual report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRACTOR SUPPLY COMPANY

   Date: March 8, 2004                       By: /s/ Calvin B. Massmann
                                                 ----------------------
                                                 Calvin B. Massmann
                                                 Senior Vice President - Chief
                                                 Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   SIGNATURE                                       TITLE                              DATE
   ---------                                       -----                              ----

   /s/ Joseph H. Scarlett, Jr.       Chairman of the Board,                       March 8, 2004
   ------------------------          Chief Executive Officer and Director
   Joseph H. Scarlett, Jr.           (Principal Executive Officer)

   /s/ Calvin B. Massmann            Senior Vice President - Chief Financial      March 8, 2004
   ------------------------          Officer and Treasurer
   Calvin B. Massmann                (Principal Financial Officer)

   /s/ James F. Wright               President, Chief Operating Officer           March 8, 2004
   ------------------------          and Director
   James F. Wright

   /s/ S.P. Braud                    Director                                     March 8, 2004
   ------------------------
   S.P. Braud

   /s/ Cynthia T. Jamison            Director                                     March 8, 2004
   ------------------------
   Cynthia T. Jamison

   /s/Gerard E. Jones                Director                                     March 8, 2004
   ------------------------
   Gerard E. Jones

   /s/ Thomas O. Flood               Director                                     March 8, 2004
   ------------------------
   Thomas O. Flood

   /s/ Joseph D. Maxwell             Director                                     March 8, 2004
   ------------------------
   Joseph D. Maxwell

   /s/ Edna K. Morris                Director                                     March 8, 2004
   ------------------------
   Edna K. Morris

   /s/ Sam K. Reed                   Director                                     March 8, 2004
   ------------------------
   Sam K. Reed

   /s/ Joseph M. Rodgers             Director                                     March 8, 2004
   ------------------------
   Joseph M. Rodgers

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

 3.1 Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003. and incorporated herein by reference).

 3.2 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 1994 (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003. and incorporated herein by reference).

 3.3 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on May 13, 1994 (filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003. and incorporated herein by reference).

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

10.4 Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on June 14, 1999, and incorporated herein by reference).

10.5 Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.6 Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.7 Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.8      Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as
          Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).

10.9 Indemnification Agreement, dated January 27, 1994, between the Company and Thomas O. Flood (filed as Exhibit 10.38 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.10     Tractor Supply Company Restated 401(k) Retirement Plan (filed as
          Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.11 Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.12 Trust Agreement (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.13 Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair Scarlett (filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.14 Split-Dollar Agreement, dated January 2, 1998, between the Company and Thomas O. Flood and Terry Mainiero, as Trustee of the Flood 1997 Irrevocable Trust under Agreement dated November 10, 1997 (filed as
          Exhibit 10.46 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.15 Noncompetition Agreement, dated as of August 31, 1999, between the Company and Thomas O. Flood (filed as Exhibit 10.48 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on October 29, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.16 Agreement, effective August 1, 1999 between the Company and General Drivers & Helpers Union, Local #554 (filed as Exhibit 10.45 to Registrant's Annual Report on

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

          Form 10-K, filed with the Commission on March 24, 2000, Commission No. 000-23314, and incorporated herein by reference).

10.17 Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003 and incorporated herein by reference).

10.18 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Bank of America, N.A (filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.19 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Firstar Bank, N. A. (filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.20 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.49 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.21 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.50 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.22 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.51 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.23 Revolving Note, dated as of November 3, 2000 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.52 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.24 Revolving Note, dated as of December 30, 2000 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.53 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.25 Amended and Restated Loan Agreement, dated as of November 3, 2000, between the Company and SunTrust Bank, Nashville, N.A. (filed as
          Exhibit 10.54 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.26 Amended and Restated Term Note, dated as of November 3, 2000, issued by the Company to SunTrust Bank, Nashville, N.A. in the aggregate amount of $9,999,945 (filed as Exhibit 10.55 to Registrant's Annual Report on Form 10-K, filed with the

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

          Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.27 First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit
          10.56 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.28 Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as
          Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

10.29 Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.30 Letter Agreement between Tractor Supply Company and the Joint Venture formed by Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated December 14, 2001 (filed as Exhibit
          10.59 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.31 Amended Letter Agreement between the members of the joint venture comprised of Tractor Supply Company, Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated January 8, 2002 (filed as Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.32 Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated December 31, 2001 (filed as Exhibit 10.61 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.33 Amendment No. 1 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 4, 2002 (filed as
          Exhibit 10.62 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.34 Amendment No. 2 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 30, 2002 (filed as
          Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.35 Amendment No. 3 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply company et al., dated January 31, 2002 (filed as Exhibit 10.64 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.36 Revolving Credit Agreement, dated as of August 15, 2002 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.65 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.37 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Bank of America, N.A. (filed as Exhibit 10.66 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.38 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and U.S. Bank, N. A. (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.39 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.40 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.41 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.70 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.42 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.71 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.43 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.72 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.44 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Branch Banking & Trust Company (filed as Exhibit 10.73 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.45 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Regions Bank (filed as Exhibit 10.74 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

10.46 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and National City Bank (filed as Exhibit 10.75 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.47 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as Exhibit 10.76 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.48 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit 10.77 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.49 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase (filed as Exhibit 10.78 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.50 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.79 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.51 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit 10.80 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.52* Lease Agreement dated September 26, 2003 between Tractor Supply Company and Duke Realty Limited.

10.53* First Amendment, dated December 22, 2003 to the Tractor Supply Company 401(k) Retirement Savings Plan.

10.54* Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America.

10.55* First Amendment to Revolving Credit Agreement, dated as of January 28, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

23.1*     Consent of Ernst & Young LLP.

31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

32.1* Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


-----------

*  Filed herewith

---------------------------------------------------------------------------------------------------------------------

                                                          DIRECTORS

JOSEPH H. SCARLETT, JR.               S.P. BRAUD (1)* (3)                      EDNA K. MORRIS (2) (4)
CHAIRMAN OF THE BOARD                 RETIRED CHIEF FINANCIAL OFFICER          MEMBER, BOARD OF TRUSTEES
AND CHIEF EXECUTIVE OFFICER           SERVICE MERCHANDISE                      CULINARY INSTITUTE OF AMERICA, AND
TRACTOR SUPPLY COMPANY                COMPANY, INC., AND                       FORMER PRESIDENT
                                      VICE-PRESIDENT AND DIRECTOR BRAUD        RED LOBSTER
JAMES F. WRIGHT                       DESIGN/BUILD, INC.
PRESIDENT AND                                                                  SAM K. REED (3) (4)*
CHIEF OPERATING OFFICER               CYNTHIA T. JAMISON (1) (2)*              RETIRED VICE CHAIRMAN
TRACTOR SUPPLY COMPANY                PARTNER                                  AND DIRECTOR
                                      TATUM CFO PARTNERS, LLP                  KELLOGG COMPANY
THOMAS O. FLOOD
RETIRED SENIOR VICE PRESIDENT         GERARD E. JONES (3)* (4)                 JOSEPH M. RODGERS (1) (2)
TRACTOR SUPPLY COMPANY                PARTNER                                  CHAIRMAN OF THE BOARD
                                      CORPORATE GOVERNANCE ADVISORS, LLC       THE JMR GROUP, AND
JOSEPH D. MAXWELL                                                              FORMER U.S AMBASSADOR
RETIRED VICE PRESIDENT                                                         TO FRANCE
TRACTOR SUPPLY COMPANY                (1)  AUDIT COMMITTEE
                                      (2)  COMPENSATION COMMITTEE              (4) CORPORATE GOVERNANCE COMMITTEE
                                      (3)  NOMINATING COMMITTEE                *   COMMITTEE CHAIRPERSON


---------------------------------------------------------------------------------------------------------------------

                                                     EXECUTIVE OFFICERS


JOSEPH H. SCARLETT, JR.               JAMES F. WRIGHT                          CALVIN B. MASSMANN
CHAIRMAN OF THE BOARD AND             PRESIDENT AND                            SENIOR VICE  PRESIDENT-
CHIEF EXECUTIVE OFFICER               CHIEF OPERATING OFFICER                  CHIEF FINANCIAL OFFICER
                                                                               AND TREASURER
GERALD W. BRASE                       STANLEY L. RUTA
SENIOR VICE PRESIDENT -               SENIOR VICE PRESIDENT - STORE
MERCHANDISING                         OPERATIONS

---------------------------------------------------------------------------------------------------------------------

                                                   SHAREHOLER INFORMATION

CORPORATE ADDRESS                     INDEPENDENT AUDITORS                     NUMBER OF STOCKHOLDERS
TRACTOR SUPPLY COMPANY                ERNST & YOUNG LLP                        AS OF JANUARY 31, 2004, THERE WERE
320 PLUS PARK BLVD.                   SUNTRUST FINANCIAL CENTER                APPROXIMATELY 150 STOCKHOLDERS OF
NASHVILLE, TN                         SUITE 1100                               RECORD. THIS NUMBER EXCLUDES AN
37217 615.366.4600                    424 CHURCH ST.                           ESTIMATED 18,000 INDIVIDUAL
                                      NASHVILLE, TN  37219-3302                STOCKHOLDERS HOLDING STOCK UNDER
INTERNET ADDRESS                                                               NOMINEE SECURITY POSITION LISTINGS.
WWW.MYTSCSTORE.COM

                                      STOCK EXCHANGE LISTING                   ANNUAL MEETING
TRANSFER AGENT & REGISTRAR            THE NASDAQ NATIONAL MARKET               APRIL 15, 2004 AT 10:00 A.M.
EQUISERVE TRUST COMPANY, N.A.         TICKER SYMBOL: TSCO                      TRACTOR SUPPLY COMPANY
POST OFFICE BOX 219045                                                         STORE SUPPORT CENTER
KANSAS CITY, MO  64121-4299                                                    320 PLUS PARK BLVD.
                                                                               NASHVILLE, TN  37217



---------------------------------------------------------------------------------------------------------------------

                                                            53