Form 10-Q
period 2004-03-27
TRACTOR SUPPLY CO /DE/
filed 2004-05-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 27, 2004
                              --------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________



                        Commission file number 000-23314
                                              ----------


                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                 13-3139732
----------------------------------------  --------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


       320 Plus Park Boulevard,
         Nashville, Tennessee                             37217
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number,
Including Area Code:                                  (615) 366-4600
                                          --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X    NO
                                     -------   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES   X    NO
                                     -------   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                          Outstanding at April 24, 2004
----------------------------------------  --------------------------------------
     Common Stock, $.008 par value                      38,209,104


                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                                 Page No.
                                                                                 --------
Part I.  Financial Information:

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets -
                      March 27, 2004 and December 27, 2003..............................3

                  Consolidated Statements of Income -
                      For the Fiscal Three Months Ended
                      March 27, 2004 and March 29, 2003.................................4

                  Consolidated Statements of Cash Flows -
                      For the Fiscal Three Months Ended
                      March 27, 2004 and March 29, 2003.................................5

                  Notes to Unaudited Consolidated Financial Statements...............6-12

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................13-16

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk........16-17

     Item 4.      Controls and Procedures..............................................17

Part II. Other Information:

     Item 5.      Other Information....................................................18

     Item 6.      Exhibits and Reports on Form 8-K.....................................18

     Signature    .....................................................................18


                                            PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                               TRACTOR SUPPLY COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)


                                                                                       MARCH 27,        DECEMBER 27,
                                                                                         2004               2003
                                                                                    ---------------   ---------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    24,066       $    19,980
  Inventories.....................................................................        402,115           324,518
  Prepaid expenses and other current assets.......................................         31,023            27,725
  Assets held for sale............................................................          3,058             3,636
  Deferred income taxes...........................................................          7,467             7,467
                                                                                      -----------       -----------
         Total current assets.....................................................        467,729           383,326
                                                                                      -----------       -----------
Land..............................................................................         15,857            14,307
Buildings and improvements........................................................        141,330           124,968
Furniture, fixtures and equipment.................................................         93,790            89,633
Construction in progress..........................................................          6,222             3,563
                                                                                      -----------       -----------
                                                                                          257,199           232,471
Accumulated depreciation and amortization.........................................        (89,114)          (83,880)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................        168,058           148,591
Other assets......................................................................          4,175             4,292
                                                                                      -----------       -----------
         Total assets.............................................................    $   639,989       $   536,209
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $   231,165       $   131,564
  Accrued employee compensation...................................................          3,000            12,716
  Other accrued expenses..........................................................         62,821            61,208
  Current portion of capital lease obligations....................................            339               339
                                                                                      -----------       -----------
         Total current liabilities................................................        297,325           205,827
                                                                                      -----------       -----------
Revolving credit loan.............................................................         15,961            19,403
Capital lease obligations.........................................................          1,718             1,807
Deferred income taxes.............................................................          8,879             8,879
Other long-term liabilities.......................................................          5,588             4,909
                                                                                      -----------       -----------
         Total liabilities........................................................        329,471           240,825
                                                                                      -----------       -----------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued.....             --                --
 Common stock, 100,000,000 shares authorized; $.008 par value; 38,121,057
   and 37,390,469 shares issued and outstanding in 2004 and 2003, respectively....            305               299
Additional paid-in capital........................................................         73,390            62,083
Retained earnings.................................................................        236,823           233,002
                                                                                      -----------       -----------
         Total stockholders' equity...............................................        310,518           295,384
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   639,989       $   536,209
                                                                                      ===========       ===========


                           The accompanying notes are an integral part of this statement.


                                             TRACTOR SUPPLY COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             FOR THE FISCAL THREE MONTHS ENDED
                                                                             ---------------------------------
                                                                               MARCH 27,           MARCH 29,
                                                                                 2004                 2003
                                                                             -------------      --------------
                                                                                        (UNAUDITED)
Net sales..............................................................      $     330,554      $      273,760
Cost of merchandise sold...............................................            231,385             192,963
                                                                             -------------      --------------
     Gross margin......................................................             99,169              80,797
Selling, general and administrative expenses...........................             86,891              72,138
Depreciation and amortization..........................................              5,803               4,454
                                                                             -------------      --------------
     Income from operations............................................              6,475               4,205
Interest expense, net..................................................                381               1,010
                                                                             -------------      --------------
         Income before income taxes and cumulative effect of a change in
         accounting principle..........................................              6,094               3,195
Income tax expense.....................................................              2,273               1,182
                                                                             -------------      --------------
     Income before cumulative effect of a change in accounting
       principle.......................................................              3,821               2,013
     Cumulative effect on prior years of retroactive application of a change in accounting for funds received from a vendor, net
       of income taxes of  $1,165......................................                 --              (1,888)
                                                                             -------------       -------------
Net income.............................................................      $       3,821      $          125
                                                                             =============      ==============
Income per share - basic, before cumulative effect of a change in
     accounting principle..............................................      $        0.10      $         0.05
Cumulative effect of accounting change, net of income taxes............                 --               (0.05)
                                                                             -------------       -------------

Net income per share - basic...........................................      $        0.10      $           --
                                                                             =============      ==============

Income per share - diluted, before cumulative effect of a change
     in accounting principle...........................................      $        0.09      $         0.05

Cumulative effect of accounting change, net of income taxes............                 --               (0.05)
                                                                             -------------      --------------

Net income per share - diluted.........................................      $        0.09      $           --
                                                                             =============      ==============
Pro forma amounts assuming the change in accounting principle was applied retroactively:

         Net income....................................................      $       3,821      $        2,013
         Net income per share - basic..................................      $        0.10      $         0.05
         Net income per share - assuming dilution......................      $        0.09      $         0.05


                         The accompanying notes are an integral part of this statement.


                                             TRACTOR SUPPLY COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                            FOR THE FISCAL THREE MONTHS ENDED
                                                                            ---------------------------------
                                                                               MARCH 27,         MARCH 29,
                                                                                 2004               2003
                                                                              -----------       -----------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income.............................................................       $     3,821       $       125
Tax benefit of stock options exercised.................................             6,725               942
Adjustments to reconcile net income to net cash used in
    operating activities:
    Cumulative effect of a change in accounting principle..............                --             1,888
    Depreciation and amortization......................................             5,803             4,454
     Gain on sale of property and equipment............................              (265)             (412)
     Asset impairment related to closed stores.........................                71                78
     Deferred income taxes.............................................                --               203
      Change in assets and liabilities:
        Inventories....................................................           (77,597)          (80,611)
        Prepaid expenses and other current assets......................            (3,298)           (2,891)
        Accounts payable...............................................            99,601            93,688
        Accrued expenses...............................................            (8,103)          (15,988)
        Income taxes currently payable.................................                --            (6,148)
        Other..........................................................               801               109
                                                                              -----------       -----------
Net cash provided by (used in) operating activities....................            27,559            (4,563)
                                                                              -----------       -----------
Cash flows from investing activities:
    Capital expenditures...............................................           (25,984)           (7,343)
    Proceeds from sale of property and equipment.......................             1,454               845
                                                                              -----------       -----------
Net cash used in investing activities..................................           (24,530)           (6,498)
                                                                              -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit agreement........................            88,142            87,494
    Repayments under revolving credit agreement........................           (91,584)          (66,036)
    Repayment of long-term debt........................................                --              (536)
    Principal payments under capital lease obligations.................               (89)              (85)
    Net proceeds from issuance of common stock.........................             4,588             1,678
                                                                              -----------       -----------
Net cash provided by financing activities..............................             1,057            22,515
                                                                              -----------       -----------
Net increase in cash and cash equivalents..............................             4,086            11,454
Cash and cash equivalents at beginning of period.......................            19,980            13,773
                                                                              -----------       -----------
Cash and cash equivalents at end of period.............................       $    24,066       $    25,227
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $       271       $       900
  Income taxes.........................................................               175             8,136


                         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 27, 2003. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

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

STORE CLOSING COSTS

The Company recognizes store closing costs in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized with the liability is incurred.

CASH AND CASH EQUIVALENTS

The Company considers temporary cash investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables, and trade payables equal current fair value. The terms of the Company's senior revolving credit agreement includes a variable interest rate which approximates the current market rate.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company complies with SFAS Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacted the accounting for the Company's interest rate swap agreement, which was designated as a cash flow hedge. The interest rate swap expired in November 2003.

INVENTORIES

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $773,000 higher than reported at March 27, 2004. At December 27, 2003 LIFO and FIFO inventory values were the same.

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

                                                     Life
                                               ---------------
        Buildings                               30 - 35 years
        Leasehold improvements                   5 - 15 years
        Furniture, fixtures and equipment        5 - 10 years
        Computer software and hardware           3 - 5 years

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value. Impairment on long-lived assets to be disposed of is recognized by writing down the related assets to their fair value (less costs to sell, as appropriate) when the criteria have been met for the asset to be classified as held for sale or disposal. (Note 3)

ADVERTISING COSTS

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for the fiscal quarters ended March 27, 2004 and March 29, 2003, would have been as follows (in thousands, except per share amounts):


                                                  THREE MONTHS ENDED
                                                  ------------------
                                           MARCH 27, 2004     MARCH 29, 2003
                                           --------------     --------------

Net income - as reported                    $      3,821        $        125
Pro forma compensation expense,
  net of income taxes                             (1,120)               (641)
                                            ------------        ------------
Net income (loss) - pro forma               $      2,701        $       (516)
                                            ============        ============

Net income (loss) per share - basic:
     As reported                            $       0.10        $       0.00
     Pro forma                              $       0.07        $      (0.01)
Net income (loss) per share - diluted:
     As reported                            $       0.09        $       0.00
     Pro forma                              $       0.06        $      (0.01)


NET INCOME PER SHARE

The Company presents both basic and diluted earning per share ("EPS") on the face of the statements of income. As provided by SFAS 128 "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a two-for-one stock split. (Note 7)

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

Beginning in 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16 ("EITF 02-16"). EITF 02-16 provides guidance for the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying the consensus of EITF 02-16 on prior-period financial statements resulted in a change to previously reported net income; thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements" and as permitted by EITF 02-16. For the three months ended

March 29, 2003, the Company recognized a net income reduction of $3.1 million ($1.9 million net of income taxes) that resulted from the cumulative effect on prior years.

NOTE 3 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $0.7 million and $0.8 million in the first quarter of fiscal 2004 and 2003, respectively, to adjust the carrying value of certain property to fair value, less costs to sell. This charge is included in selling, general, and administrative expenses.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

NOTE 4 - CREDIT AGREEMENT:

In August 2002, the Company entered into a replacement unsecured senior revolving credit agreement (the "Credit Agreement") with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The Credit Agreement bears interest at either the bank's prime rate (4.00% at March 27, 2004) or the London Inter-Bank Offer Rate (1.09% at March 27, 2004) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company's performance (0.75% at March 27, 2004).

On January 28, 2004, the Credit Agreement was amended to extend the maturity date to February 28, 2007. Additionally, the amendment included changes to certain financial covenants, primarily to provide flexibility for capital expenditures.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS:

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

NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income includes the change in the fair value of the Company's interest rate swap agreement (which expired in November 2003), which qualified for hedge accounting. Comprehensive income for each period is as follows (in thousands):
                                                        THREE MONTHS ENDED
                                                    MARCH 27,         MARCH 29,
                                                      2004              2003
                                                    ---------         ---------
Net income - as reported                            $   3,821         $     125
Change in fair value of effective portion of
   interest rate swap agreement, net of
   income taxes                                            --               360
                                                    ---------         ---------
Comprehensive income                                $   3,821         $     485
                                                    =========         =========

NOTE 7 - NET INCOME PER SHARE:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

                                               THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                 MARCH 27, 2004                             MARCH 29, 2003
                                    ----------------------------------------   -----------------------------------------
                                                                  PER SHARE                                 PER SHARE
                                       INCOME         SHARES        AMOUNT       INCOME         SHARES        AMOUNT
                                     ----------     ----------   -----------   ----------     ----------   -----------
   BASIC NET INCOME PER SHARE:
      Net income, before
        cumulative effect of
        accounting change             $  3,821        37,832      $    0.10     $  2,013        36,616      $    0.05
      Cumulative effect of
        accounting change             $     --        37,832      $      --     $ (1,888)       36,616      $   (0.05)
                                      --------                    ---------     --------                    ---------

   Net income                         $  3,821        37,832      $    0.10     $    125        36,616      $      --
                                      ========                    =========     ========                    =========

   DILUTED NET INCOME PER SHARE:
      Net income, before
        cumulative effect of
        accounting change             $  3,821        41,812      $    0.09     $  2,013        39,716      $    0.05
      Cumulative effect of
        accounting change             $     --        41,812      $      --     $ (1,888)       39,716      $   (0.05)
                                      --------                    ---------     --------                    ---------

   Net income                         $  3,821        41,812      $    0.09     $    125        39,716      $      --
                                      ========                    =========     ========                    =========

Weighted average shares outstanding are as follows:

                                                        THREE MONTHS ENDED
                                                    MARCH 27,         MARCH 29,
                                                      2004              2003
                                                    ---------         ---------
Shares outstanding                                     37,832            36,616
Dilutive stock options outstanding                      3,980             3,100
                                                    ---------         ---------
Diluted shares outstanding                             41,812            39,716
                                                    ==========        =========

On July 17, 2003, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, stockholders received one additional share on August 21, 2003 for each share held as of the record date of August 4, 2003. The par value of the Company's common stock remains $0.008. All share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

NOTE 8 - CONTINGENCIES:

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

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company's variable interests. The Interpretation was effective (1) immediately for VIEs created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The adoption of FIN 46 had no impact on the Company's financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENT:

In April 2004, the Company entered into a commitment to construct a new distribution center in Hagerstown, Maryland. The new facility is planned to be approximately 500,000 square feet, with a total estimated investment of approximately $19.0 million. Commencement of operations is planned for January 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three month periods ended March 27, 2004 and March 29, 2003 and significant developments affecting its financial condition since the end of the fiscal year, December 27, 2003, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003. The following discussion and analysis also contain certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, the ability to attract, train and retain highly qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, and the seasonality of the Company's business. Consequently, the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THE FISCAL THREE MONTHS (FIRST QUARTER) ENDED MARCH 27, 2004 AND MARCH 29, 2003

Net sales increased 20.7% to $330.6 million for the first quarter of 2004 from $273.8 million for the first quarter of 2003. The net sales increase resulted primarily from the addition of new stores and same-store sales improvement of 12.4%. All product categories experienced same-store sales increases, led by equine, animal and pet products. During the first quarter of 2004, the Company opened a total of 13 new stores compared to 12 in the prior year period. The Company also relocated three stores and closed one store. The Company operated 475 stores during the first quarter of 2004 compared to 445 stores during the first quarter of 2003.

The gross margin rate for the first quarter of 2004 increased 50 basis points to 30.0% of sales from 29.5% of sales in the first quarter of 2003. This increase reflects generally improved product costs and favorable changes in the sales mix, partially offset by increased costs of merchandise containing steel and other commodities that are currently experiencing price increases.

As a percent of sales, selling, general and administrative ("SG&A") expenses decreased 10 basis points to 26.3% of sales in the first quarter of 2004 from 26.4% of sales in the first quarter of 2003. This decrease is primarily a result of greater leverage from increased sales.

Depreciation and amortization expense increased 30.3% over the first quarter of 2003 due mainly to costs associated with new and relocated stores, the purchase of the Pendleton, Indiana distribution center, the addition of the Braselton, Georgia distribution center and remodeled existing stores.

Net interest expense decreased 62.3% over the first quarter of 2003. This decrease reflects stronger cash flow, which permitted reduced short-term borrowings under the Credit Agreement to fund new store expansion. In addition, the expiration of fixed rate agreements under the Credit Agreement and term note resulted in less interest cost being incurred.

The Company's effective tax rate increased to 37.3% in the first quarter of 2004 compared with 37.0% for the first quarter of 2003 primarily due to changes in the Company's effective state tax rate, resulting from the geographic concentration of business.

As a result of the foregoing factors, net income for the first quarter of 2004 increased $3.7 million to $3.8 million from $0.1 million in the first quarter of 2003, which includes a charge of $1.9 million related to the cumulative effect of the adoption EITF 02-16. Net income, as a percent of sales, increased to 1.2% for the first quarter of 2004 compared to relative breakeven profitability for the prior year period. Net income per diluted share increased to $0.09 from $0.00 for the prior year period.

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

At March 27, 2004, the Company had working capital of $170.4 million, a $7.1 million decrease from December 27, 2003. This decrease is primarily attributable to the changes in the following components of current assets and current liabilities (in millions):

                                              MARCH 27,    DEC. 27,
                                                2004         2003      VARIANCE
                                             ----------   ----------  ----------
Current assets:
  Cash and cash equivalents                    $  24.1      $  20.0    $   4.1
  Inventories                                    402.1        324.5       77.6
  Prepaid expenses and other current assets       31.0         27.7        3.3
  Other, net                                      10.5         11.1       (0.6)
                                               -------      -------    -------
                                                 467.7        383.3       84.4
                                               -------      -------    -------
Current liabilities:
  Accounts payable                             $ 231.2      $ 131.6    $  99.6
  Accrued expenses                                65.8         73.9       (8.1)
  Other, net                                       0.3          0.3         --
                                               -------      -------    -------
                                                 297.3        205.8       91.5
                                               -------      -------    -------

Working capital                                $ 170.4      $ 177.5    $  (7.1)
                                               =======      =======    =======

The increases in cash and cash equivalents and prepaid expenses are generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments.

The increase in inventories and related increase in trade credit resulted primarily from the expected seasonal build of inventories in general, the addition of new stores, and increased sales expectations. Additionally, the Company receives extended payment terms from certain vendors for seasonal purchases. Payment terms vary from 30 to 180 days depending on the inventory product. Thus, accounts payable increases exceeded the corresponding increases in inventory.

The decrease in accrued expenses is due largely to a $7.3 million decrease in incentive compensation accruals, (resulting from payment of 2003 year-end incentives during the first quarter of 2004) and general timing of other payments.

Operations provided net cash of $27.6 million and used $4.6 million in the first quarter of 2004 and 2003, respectively. The $32.2 million increase in net cash provided in 2004 over 2003 is primarily due to changes in the following operating activities (in millions):

                                                         MARCH 27,        MARCH 29,
                                                           2004             2003            VARIANCE
                                                         ---------        ---------        ----------
Net income                                               $     3.8        $     0.1        $      3.7
Tax benefit of stock options exercised                         6.7              0.9               5.8
Cumulative effect of a change in accounting principle           --              1.9              (1.9)
Income taxes currently payable                                  --             (6.1)              6.1
Inventories and accounts payable                              22.0             13.1               8.9
Accrued expenses                                              (8.1)           (16.0)              7.9
Other, net                                                     3.2              1.5               1.7
                                                         ---------        ---------        ----------
    Net cash provided by operations                      $    27.6        $    (4.6)       $     32.2
                                                         =========        =========        ==========

The increase in net cash provided by operations in the first quarter of 2004 compared with the first quarter of 2003 is primarily due to strong sales performance and the timing of payments. The decrease in income tax payments is due to, and offset by, the tax benefit of stock options exercised. The decrease in the net cash used for inventories and accounts payable is due to the increase in inventory levels and vendor payment terms described above. The increase in accrued expenses is primarily due to lower payments of year-end incentives related to the Company's fiscal 2003 performance compared to 2002 payments.

Investing activities used $24.5 million and $6.5 million in the first quarter of 2004 and 2003, respectively. The majority of this cash requirement relates to the Company's capital expenditures. In January 2004, the Company purchased the land and building related to its distribution center in Pendleton, Indiana for $15.3 million. The facility was originally built to the Company's specifications and had been leased since 1999. Additionally, the Company continues to open and relocate stores for which fixtures and improvements are purchased.

Financing activities provided $1.1 million and $22.5 million in the first quarter of 2004 and 2003, respectively, largely due to decreased borrowings resulting from increased cash flow from operations and proceeds received from the exercise of stock options.

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

The Company has outstanding letters of credit of $9.0 million at March 27, 2004.

SUBSEQUENT EVENT

In April 2004, the Company entered into a commitment to construct a new distribution center in Hagerstown, Maryland. The new facility is planned to be approximately 500,000 square feet, with a total estimated investment of approximately $19.0 million. Commencement of operations is planned for January 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

        -    Inventory valuation             -    Self insurance
        -    Sales returns

The Company's critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 to the Notes to the Consolidated Financial Statements for a discussion of the Company's critical accounting policies.) The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

CHANGE IN ACCOUNTING PRINCIPLE

Emerging Issue Task Force Issue 02-16 ("EITF 02-16"), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" provides guidance for the accounting treatment and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

The effect of applying EITF 02-16 on prior-period financial statements results in a change to previously reported net income; thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and as permitted by EITF 02-16. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is exposed to changes in interest rates primarily from its Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (4.00% and 4.25% at March 27, 2004 and March 29, 2003, respectively) or LIBOR (1.09% and 1.31% at March 27, 2004 and March 29, 2003, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% and 0.875% at March 27, 2004 and March 29, 2003, respectively). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement.

(See Note 4 of Notes to the Consolidated Financial Statements for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe its sales or results of operations have been materially affected by inflation. The Company is subject to market risk with respect to the pricing of certain products, which include, among other materials, steel, corn, soybean and other commodities. If prices of these materials continue to increase dramatically, consumer demand may fall and /or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company has been successful, in many cases, in reducing or mitigating the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases and selective buying from the most competitive vendors without sacrificing quality.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At March 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as of March 27, 2004, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no material changes in the Company's internal control over financial reporting during the first quarter of 2004. There have been no significant changes in the Company's internal controls over financial reporting or any other factors that could significantly affect internal controls over financial reporting subsequent to the date of the evaluation referred to above.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K, dated January 23, 2004, issuing a press release announcing its financial results for the fourth quarter and year ended December 27, 2003. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not to be incorporated by reference into any filing of the Company with the Securities and Exchange Commission.

        The Company filed a report on Form 8-K, dated February 19, 2004, issuing a press release to reiterate its expectations for annual net sales and first half financial results. Notwithstanding the foregoing, information furnished under items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not to be incorporated by reference into any filing of the Company with the Securities and Exchange Commission.




                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRACTOR SUPPLY COMPANY

Date:   May 4, 2004            By:  /s/ Calvin B. Massmann
        -------------               --------------------------------------------
                                    Calvin B. Massmann
                                    Senior Vice President -
                                    Chief Financial Officer and Treasurer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)