Form 10-Q
period 2004-06-26
TRACTOR SUPPLY CO /DE/
filed 2004-08-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 26, 2004
                                 ---------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   ---------------------

                        Commission file number 000-23314

                             TRACTOR SUPPLY COMPANY

             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               13-3139732
     ------------------------------       ----------------------------------
    (State or Other Jurisdiction of       I.R.S. Employer Identification No.)
    Incorporation or Organization)


          200 POWELL PLACE, BRENTWOOD, TENNESSEE                 37027
----------------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)

               320 PLUS PARK BOULEVARD, NASHVILLE, TENNESSEE 37217
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report)


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

                      YES   X       NO
                         -------       ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      YES   X       NO
                         -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                        OUTSTANDING AT JULY 24, 2004
--------------------------------------      -----------------------------
     Common Stock, $.008 par value                    38,257,252

                                        TRACTOR SUPPLY COMPANY

                                                 INDEX

                                                                                               PAGE NO.
                                                                                               --------
Part I.       Financial Information:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets -
                 June 26, 2004 and December 27, 2003................................................3

              Consolidated Statements of Income -
                 For the Fiscal Three and Six Months Ended
                 June 26, 2004 and June 28, 2003....................................................4

              Consolidated Statements of Cash Flows -
                 For the Fiscal Six Months Ended
                 June 26, 2004 and June 28, 2003....................................................5

              Notes to Unaudited Consolidated Financial Statements...............................6-12

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................13-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................18

     Item 4.  Controls and Procedures..............................................................18

Part II.      Other Information:

     Item 1.  Legal Proceedings....................................................................19

     Item 4.  Submission of Matters to a Vote of Security Holders..................................19

     Item 6.  Exhibits and Reports on Form 8-K.....................................................20

     Signature ....................................................................................20


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         TRACTOR SUPPLY COMPANY
                                       CONSOLIDATED BALANCE SHEETS

                                             (IN THOUSANDS)

                                                                                  JUNE 26,   DECEMBER 27,
                                                                                    2004        2003
                                                                                 ---------    ---------
                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  66,421    $  19,980
  Inventories ................................................................     407,050      324,518
  Prepaid expenses and other current assets ..................................      23,507       27,725
  Assets held for sale .......................................................       2,472        3,636
  Deferred income taxes ......................................................       7,467        7,467
                                                                                 ---------    ---------
               Total current assets ..........................................     506,917      383,326
                                                                                 ---------    ---------
Land .........................................................................      15,857       14,307
Buildings and improvements ...................................................     145,309      124,968
Furniture, fixtures and equipment ............................................      99,984       89,633
Construction in progress .....................................................       6,327        3,563
                                                                                 ---------    ---------
                                                                                   267,477      232,471
Accumulated depreciation and amortization ....................................     (94,913)     (83,880)
                                                                                 ---------    ---------
  Property and equipment, net ................................................     172,564      148,591
Other assets .................................................................       4,234        4,292
                                                                                 ---------    ---------
               Total assets ..................................................   $ 683,715    $ 536,209
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $ 237,732    $ 131,564
  Accrued employee compensation ..............................................       7,903       12,716
  Other accrued expenses .....................................................      71,717       61,208
  Income taxes currently payable .............................................       5,542         --
  Current portion of capital lease obligations ...............................         339          339
                                                                                 ---------    ---------
               Total current liabilities .....................................     323,233      205,827
                                                                                 ---------    ---------
Revolving credit loan ........................................................        --         19,403
Capital lease obligations ....................................................       1,630        1,807
Deferred income taxes ........................................................       8,879        8,879
Other long-term liabilities ..................................................       5,528        4,909
                                                                                 ---------    ---------
               Total liabilities .............................................     339,270      240,825
                                                                                 ---------    ---------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued         --           --
 Common stock, 100,000,000 shares authorized; $.008 par value; 38,244,518
   and 37,390,469 shares issued and outstanding in 2004 and 2003, respectively         306          299
Additional paid-in capital ...................................................      75,940       62,083
Retained earnings ............................................................     268,199      233,002
                                                                                 ---------    ---------
               Total stockholders' equity ....................................     344,445      295,384
                                                                                 ---------    ---------
               Total liabilities and stockholders' equity ....................   $ 683,715    $ 536,209
                                                                                 =========    =========

                     The accompanying notes are an integral part of this statement.

                                                 TRACTOR SUPPLY COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME

                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE FISCAL          FOR THE FISCAL
                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                           -------------------     ----------------------
                                                                           JUNE 26,    JUNE 28,    JUNE 26,     JUNE 28,
                                                                             2004        2003        2004         2003
                                                                           ---------   ---------   ---------    ---------
                                                                                 (UNAUDITED)              (UNAUDITED)

Net sales ..............................................................   $ 525,919   $ 449,391   $ 856,473    $ 723,151
Cost of merchandise sold ...............................................     365,376     313,099     596,761     506,062
                                                                           ---------   ---------   ---------    ---------
     Gross margin ......................................................     160,543     136,292     259,712     217,089

Selling, general and administrative expenses ...........................     104,606      87,356     191,497     159,494
Depreciation and amortization ..........................................       6,114       4,750      11,917       9,204
                                                                           ---------   ---------   ---------    ---------

     Income from operations ............................................      49,823      44,186      56,298      48,391
Interest expense, net ..................................................         190         941         571       1,951
                                                                           ---------   ---------   ---------    ---------

Income before income taxes and cumulative effect
  of change in accounting principle ....................................      49,633      43,245      55,727      46,440
Income tax expense .....................................................      18,257      15,858      20,530      17,040
                                                                           ---------   ---------   ---------    ---------

Income before cumulative effect of change in
  accounting principle .................................................      31,376      27,387      35,197      29,400
Cumulative effect on prior years of retroactive
  application of change in accounting principle,
  net of income taxes of $1,165 ........................................        --          --          --        (1,888)
                                                                           ---------   ---------   ---------    ---------
 Net income ............................................................   $  31,376   $  27,387   $  35,197    $  27,512
                                                                           =========   =========   =========    =========

Net income per share - basic, before cumulative
  effect of change in accounting principle .............................   $    0.82   $    0.74   $    0.93    $    0.80
Cumulative effect of accounting change, net of
  income taxes .........................................................        --          --          --          (0.06)
                                                                           ---------   ---------   ---------    ---------
Net income per share - basic ...........................................   $    0.82   $    0.74   $    0.93    $    0.74
                                                                           =========   =========   =========    =========

Net income per share - assuming dilution before
  cumulative effect of change in accounting
  principle ............................................................   $    0.75   $    0.68   $    0.84    $    0.74
Cumulative effect of accounting change, net of
  income taxes .........................................................        --          --          --          (0.05)
                                                                           ---------   ---------   ---------    ---------
Net income per share - assuming dilution ...............................   $    0.75   $    0.68   $    0.84    $    0.69
                                                                           =========   =========   =========    =========

Pro-forma amounts assuming the change in accounting principle is applied retroactively:

      Net income .......................................................   $  31,376   $  27,387   $  35,197    $  29,400
      Net income per share - basic .....................................   $    0.82   $    0.74   $    0.93    $    0.80
      Net income per share - assuming dilution .........................   $    0.75   $    0.68   $    0.84    $    0.74

                               The accompanying notes are an integral part of this statement.

                                         TRACTOR SUPPLY COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                                    FOR THE FISCAL
                                                                                   SIX MONTHS ENDED
                                                                                 -----------------------
                                                                                 JUNE 26,     JUNE 28,
                                                                                   2004          2003
                                                                                 ---------    ---------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income ...................................................................   $  35,197    $  27,512
Tax benefit of stock options exercised .......................................       8,014        3,324
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Cumulative effect of a change in accounting principle ..................        --          1,888
      Depreciation and amortization ..........................................      11,917        9,204
     Gain on sale of property and equipment ..................................        (965)        (765)
     Asset impairment related to closed stores ...............................          71           78
     Deferred income taxes ...................................................        --            322
     Change in assets and liabilities:
        Inventories ..........................................................     (82,532)     (68,961)
        Prepaid expenses and other current assets ............................       4,218       (2,565)
        Accounts payable .....................................................     106,168       75,146
        Accrued expenses .....................................................       5,696      (10,537)
        Income taxes currently payable .......................................       5,542        3,233
        Other ................................................................       1,271          365
                                                                                 ---------    ---------

Net cash provided by operating activities ....................................      94,597       38,244
                                                                                 ---------    ---------
Cash flows from investing activities:
    Capital expenditures .....................................................     (36,843)     (16,396)
    Proceeds from sale of property and equipment .............................       2,417        2,429
                                                                                 ---------    ---------

Net cash used in investing activities ........................................     (34,426)     (13,967)
                                                                                 ---------    ---------
Cash flows from financing activities:
    Borrowings under revolving credit agreement ..............................     122,367      229,669
    Repayments under revolving credit agreement ..............................    (141,770)    (253,264)
    Repayment of long-term debt ..............................................        --         (1,072)
    Principal payments under capital lease obligations .......................        (177)        (170)
    Net proceeds from issuance of common stock ...............................       5,850        4,619
                                                                                 ---------    ---------

Net cash used in financing activities ........................................     (13,730)     (20,218)
                                                                                 ---------    ---------

Net increase in cash and cash equivalents ....................................      46,441        4,059

Cash and cash equivalents at beginning of period .............................      19,980       13,773
                                                                                 ---------    ---------

Cash and cash equivalents at end of period ...................................   $  66,421    $  17,832
                                                                                 =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ...................................................................   $     340    $   1,683
  Income taxes ...............................................................         543       10,482


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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

               Inventory Valuation
               -------------------
               The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives. The estimated reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the sale of the excess and/or slow-moving inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves.

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

               Sales Returns
               -------------
               The Company generally honors customer refunds within 30 days of the original purchase, with the supporting receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period. Due to the seasonality of the Company's sales, the refund experience can vary, depending on the fiscal quarter of measurement.

               Self-insurance
               --------------
               The Company is self-insured for certain losses relating to workers' compensation, medical and general liability claims. However, the Company has stop-loss limits and umbrella insurance coverage for certain risk exposures subject to specified limits. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

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

INVENTORIES

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $2,339,000 higher than reported at June 26, 2004. At December 27, 2003, LIFO and FIFO inventory values were the same.

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

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the life of the lease or the useful life of the improvement, whichever is shorter. The following estimated useful lives are generally applied:

                                              Life
                                          -------------
      Buildings                           30 - 35 years
      Leasehold improvements               5 - 15 years
      Furniture, fixtures and equipment    5 - 10 years
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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share for the fiscal three and six months ended June 26, 2004 and June 28, 2003, would have been as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              -----------------------             ----------------------------
                                                               JUNE 26,       JUNE 28,              JUNE 26,         JUNE 28,
                                                                 2004           2003                  2004             2003
                                                              ----------      ---------            ----------       ----------
Net income - as reported                                      $  31,376      $  27,387            $   35,197       $   27,512
Pro forma compensation expense, net of income taxes
                                                                 (1,134)          (858)               (2,114)          (1,499)
                                                              ----------      ---------            ----------       ----------
Net income - pro forma                                        $   30,242      $  26,529            $   33,083      $    26,013
                                                              ==========      =========            ==========      ===========

Net income per share - basic:
           As reported                                          $ 0.82          $ 0.74                $ 0.93           $ 0.74
           Pro forma                                            $ 0.79          $ 0.72                $ 0.87           $ 0.71
Net income per share - diluted:
           As reported                                          $ 0.75          $ 0.68                $ 0.84           $ 0.69
           Pro forma                                            $ 0.72          $ 0.66                $ 0.79           $ 0.65

NET INCOME PER SHARE

The Company presents both basic and diluted earning per share ("EPS") on the face of the statements of income. As provided by SFAS 128 "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the fiscal 2003 consolidated financial statements and notes thereto have been restated to give effect to a two-for-one stock split. (Note 7)

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

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

The effect of applying the consensus of EITF 02-16 on prior-period financial statements resulted in a change to previously reported net income; thus, the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes" and Financial Accounting Standards Board ("FASB") Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" and as permitted by EITF 02-16. In the first quarter of 2003, the Company recognized a net income reduction of $3.1 million ($1.9 million net of income taxes) that resulted from the cumulative effect on prior years.

NOTE 3 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $0.7 million and $0.8 million in the first quarter of fiscal 2004 and 2003, respectively, to adjust the carrying value of certain property to fair value, less costs to sell. This charge is included in selling, general, and administrative expenses. No impairment charges were required during the second quarter of fiscal 2004 or 2003.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

NOTE 4 - CREDIT AGREEMENT:

In August 2002, the Company entered into a replacement unsecured senior revolving credit agreement (the "Credit Agreement") with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million and extending the maturity to February 2006. The Credit Agreement bears interest at either the bank's prime rate (4.0% at June 26, 2004) or the London Inter-Bank Offer Rate (1.33% at June 26, 2004) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company's performance (0.75% at June 26, 2004).

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

NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income includes the change in the fair value of the Company's interest rate swap agreement (which expired in November 2003), which qualified for hedge accounting. Comprehensive income for each period is as follows (in thousands):

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             -----------------------    -----------------------
                                                              JUNE 26,     JUNE 28,     JUNE 26,       JUNE 28,
                                                                2004         2003         2004           2003
                                                             ----------    ---------   ----------     ----------
Net income-- as reported                                       $31,376      $27,387      $35,197       $27,512
Change in fair value of effective portion of
   interest rate swap agreement, net
   of income taxes                                                --            204         --             564
                                                               -------      -------      -------       -------
Comprehensive income                                           $31,376      $27,591      $35,197       $28,076
                                                               =======      =======      =======       =======

NOTE 7 - NET INCOME PER SHARE:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                       JUNE 26, 2004                       JUNE 28, 2003
                                             --------------------------------      ---------------------------------
                                                                    PER SHARE                             PER SHARE
                                             INCOME       SHARES      AMOUNT       INCOME      SHARES       AMOUNT
                                             -------      ------     --------      -------      ------     --------
BASIC NET INCOME PER SHARE:
Net income                                    $31,376      38,213     $   0.82      $27,387      37,078     $   0.74

DILUTED NET INCOME PER SHARE:
Net income                                    $31,376      41,845     $   0.75       $27,387      40,111     $   0.68


                                                  SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                       JUNE 26, 2004                       JUNE 28, 2003
                                             --------------------------------      ---------------------------------
                                                                    PER SHARE                             PER SHARE
                                             INCOME       SHARES      AMOUNT       INCOME      SHARES       AMOUNT
                                             -------      ------     --------      -------      ------     --------

BASIC NET INCOME PER SHARE:
  Net income, before cumulative
     effect of accounting change              $ 35,197       38,021     $   0.93   $ 29,400        36,848      $   0.80
  Cumulative effect of
     accounting change                            --         38,021      --          (1,888)       36,848         (0.06)
                                              --------       ------     --------   --------        ------      --------

Net income                                    $ 35,197       38,021     $   0.93   $ 27,512        36,848      $   0.74
                                              ========       ======     ========   ========        ======      ========

DILUTED NET INCOME PER SHARE:
  Net income, before cumulative effect of
     accounting change                        $ 35,197       41,828     $   0.84   $ 29,400        39,915      $   0.74
  Cumulative effect of accounting change
                                                  --         41,828      --          (1,888)       39,915         (0.05)
                                              --------       ------     --------   --------        ------      --------
Net income                                    $ 35,197       41,828     $   0.84   $ 27,512        39,915      $   0.69
                                              ========       ======     ========   ========        ======      ========

Weighted average shares outstanding are as follows:

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                          --------------------      -----------------------
                                          JUNE 26,    JUNE 28,      JUNE 28,       JUNE 28,
                                           2004          2003          2004          2003
                                          ------        ------        ------        ------
Shares outstanding                        38,213        37,078        38,021        36,848
Dilutive stock options outstanding         3,632         3,033         3,807         3,067
                                          ------        ------        ------        ------
Diluted shares outstanding                41,845        40,111        41,828        39,915
                                          ======        ======        ======        ======

On July 17, 2003, the Company's Board of Directors approved a two-for-one split of the Company's common stock. As a result, stockholders received one additional share on August 21, 2003 for each share held as of the record date of August 4, 2003. The par value of the Company's common stock remains $0.008. All share and per share data included in the fiscal 2003 consolidated financial statements and notes thereto have been restated to give effect to the stock split.

NOTE 8 - CONTINGENCIES:

LITIGATION

The Company is involved in various litigations arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Subsequent to the end of the quarter, a purported shareholder derivative suit was filed against each of the Company's directors and certain of its officers. The Company was named as a nominal defendant. (See Note 10 - Subsequent Events and Part II - Item 1. Legal Proceedings)

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

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

NOTE 10 - SUBSEQUENT EVENTS:

In July 2004, the Company relocated its existing headquarters to consolidate multiple headquarter facilities within one facility. The Company expects to incur incremental after-tax costs of approximately $2.0 million primarily related to the remaining lease obligations of the current facilities.

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company is named as a nominal defendant in the complaint, which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The complaint seeks, on behalf of the Company, unspecified damages, restitution, the plaintiff's costs and disbursements and such other relief as the Court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. The Company has moved to dismiss the case for failure to make a pre-suit demand on the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three-month and six-month periods ended June 26, 2004 and June 28, 2003 and significant developments affecting its financial condition since the end of the fiscal year, December 27, 2003, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

THE FISCAL THREE MONTHS (SECOND QUARTER) AND SIX MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

Net sales increased 17.0% to $525.9 million for the second quarter of 2004 from $449.4 million for the second quarter of 2003. Net sales rose 18.4% to $856.5 for the first six months of fiscal 2004 from $723.2 million for the first six months of fiscal 2003. The net sales increase resulted primarily from same-store sales increases of 10.0% for the second quarter of fiscal 2004 and 10.9% for the first six months of fiscal 2004. The Company experienced strong same-store sales increases in all regions and across all product lines with equine, animal and pet products representing the strongest category. Same-store sales increases include a benefit of 2.1% for the second fiscal quarter of 2004 and 1.6% for the first six months of fiscal 2004 due to increased prices to cover rising steel and other commodity costs.

The following charts indicate the average percentages of sales represented by each of the Company's major product categories during the first six months and second quarter of fiscal 2004 and 2003:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                              --------------------      -----------------------
                              JUNE 26,    JUNE 28,      JUNE 28,      JUNE 28,
  PRODUCT CATEGORY             2004        2003          2004           2003

Equine, Pet and Animal          29%         28%          32%            31%
Seasonal Products               28          27           24             24
Hardware and Tools              15          16           16            17
Truck/Trailer/Tow/Lube          12          13           12            13
Agriculture Products            12          12           10             9
Clothing and Footwear            4           4            6             6
                               ---         ---          ---           ---
Total                          100%        100%         100%          100%
                               ===         ===          ===           ===

The Company opened a total of 12 new stores in the second quarter of fiscal 2004 and 25 new stores during the first six months of fiscal 2004. This compares to 13 new store openings in the second quarter of fiscal 2003 and 25 new stores in the first six months of 2003. The Company also relocated five stores in the second quarter of 2004 and eight stores in the first six months of 2004, compared to three store relocations in the second quarter of 2003 and five store relocations in the first six months of 2003. The Company operated 487 stores in 31 states at June 26, 2004 compared to 458 stores in 30 states at June 28, 2003.

The gross margin rate for the second quarter and first six months of fiscal 2004 was 30.5% and 30.3%, respectively. This represents an increase of 20 and 30 basis points, respectively, over the comparable prior year periods. The margin improvement is a result of increased year-over-year selling prices, lower merchandise costs in some categories and favorable sales mix changes partially offset by an increase in freight costs and a $1.6 million LIFO inventory charge. Increased costs of steel products and grain-based feeds were passed through in increased selling prices.

As a percent of net sales, selling, general and administrative ("SG&A") expenses were 19.9% and 22.3% of net sales for the second quarter and first six months of 2004, respectively. The increase over comparable prior year periods (50 basis points and 30 basis points, respectively) is primarily a result of increased spending on long-term growth initiatives including distribution capacity, supply chain technology and people development.

Depreciation and amortization expense in the second quarter and first six months of 2004 increased 28.7% and 29.5% over the second quarter and the first six months of 2003, respectively. These increases are due primarily to costs associated with new and relocated stores, the purchase of the Pendleton, Indiana distribution center and increased technology investments.

Net interest expense in the second quarter and first six months of 2004 decreased 79.8% and 70.7% over the second quarter and the first six months of fiscal 2003, respectively. These decreases reflect stronger cash flow, which permitted reduced short-term borrowings under the Credit Agreement to fund new store expansion. In addition, the expiration of fixed rate agreements under the Credit Agreement and term note resulted in less interest cost being incurred.

For the second quarter and first six months of 2004, the Company's effective tax rate increased to 36.8% from 36.7% for the prior year periods, primarily due to changes in the Company's effective state tax rate resulting from the geographic concentration of business.

As a result of the foregoing factors, net income for the second quarter of 2004 was $31.4 million, or $0.75 per diluted share, compared with $27.4 million, or $0.68 per diluted share for the prior year quarter. Net income for the first six months of 2004 was $35.2 million, or $0.84 per diluted share, compared to net income of $27.5 million, or $0.69 per diluted share for the prior year period. The results for the second quarter and first six months of 2003 included an after-tax charge of $1.9 million, or $0.05 per diluted share, related to the adoption of new accounting guidance for allowances that requires retailers to recognize, as a reduction of product cost, any consideration given by a vendor to a retailer in connection with the purchase of the vendor's products or the promotion of sales of the vendor's products by the retailer. See Note 2 of Notes to Unaudited Consolidated Financial Statements. LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving Credit Agreement and normal trade credit. The Company's inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons, respectively.

At June 26, 2004, the Company had working capital of $183.7 million, a $6.2 million increase from December 27, 2003. This increase is primarily attributable to the changes in the following components of current assets and current liabilities (in millions):

                                                      JUNE 26,      DEC. 27,
                                                       2004          2003        VARIANCE
                                                     --------      --------      --------
Current assets:
    Cash and cash equivalents                        $   66.4      $   20.0      $   46.4
    Inventories                                         407.1         324.5          82.6
    Prepaid expenses and other current assets            23.5          27.7          (4.2)
    Other, net                                            9.9          11.1          (1.2)
                                                     --------      --------      --------
                                                        506.9         383.3         123.6
                                                     --------      --------      --------
Current liabilities:
    Accounts payable                                    237.7         131.6         106.1
    Accrued expenses                                     85.2          73.9          11.3
    Other, net                                            0.3           0.3           --
                                                     --------      --------      --------
                                                        323.2         205.8         117.4
                                                     --------      --------      --------

Working capital                                      $  183.7      $  177.5      $    6.2
                                                     ========      ========      ========

The increases in cash and cash equivalents and prepaid expenses are generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments. Additionally, the Company has experienced favorable same-store sales increases which have generated cash in excess of current operating and capital expenditure needs.

The increase in inventories and related increase in trade credit resulted primarily from the addition of new stores and increased sales expectations. Payment terms vary from 30 to 180 days depending on the inventory product. The variance in payment terms, coupled with continued improvements in inventory turns, resulted in accounts payable increases exceeding the corresponding increases in inventory.

The increase in accrued expenses is primarily due to timing of payments offset by a $5.2 million decrease in incentive compensation accruals, (resulting from payment of certain 2003 annual incentives during the first quarter of 2004) and general timing of other payments.

Operations provided net cash of $94.6 million and $38.2 million in the first six months of 2004 and 2003, respectively. This $56.4 million increase in net cash provided in 2004 over 2003 is primarily due to changes in the following operating activities (in millions):

                                                             JUNE 26,    JUNE 28,
                                                              2004         2003        VARIANCE
                                                             -------     --------      --------
Net income                                                   $  35.2      $  27.5       $   7.7
Tax benefit of stock options exercised                           8.0          3.3           4.7
Cumulative effect of a change in accounting principle            --           1.9          (1.9)
Depreciation and amortization                                   11.9          9.2           2.7
Income taxes currently payable                                   5.5         (4.8)         10.3
Inventories and accounts payable                                23.6          6.2          17.4
Accrued expenses                                                 5.7        (10.5)         16.2
Other, net                                                       4.7          5.4          (0.7)
                                                             -------      -------       -------
    Net cash provided by operations                          $  94.6      $  38.2       $  56.4
                                                             =======      =======       =======

The increase in net cash provided by operations in the first six months of 2004 compared with 2003 is primarily due to strong sales performance and the timing of payments, particularly estimated income taxes. The increase in depreciation and amortization is primarily due to costs associated with new and relocated stores, the purchase of the Pendleton, Indiana and Waco, Texas distribution centers and increased technology investments. The increase in net cash provided for inventories and accounts payable is due to the increase in inventory levels and vendor payment terms discussed above. The decrease in cash used for accrued expenses is due to the timing of payments as described above.

Investing activities used $34.4 million and $14.0 million in the first six months of 2004 and 2003, respectively. The majority of this cash requirement relates to the Company's capital expenditures as described above.

Financing activities used $13.7 million and $20.2 million in the first six months of 2004 and 2003, respectively, largely due to borrowing requirements resulting from cash flow from operations, partially reduced by proceeds received from the exercise of stock options.

The Company plans to spend approximately $60 million to purchase fixed assets during the balance of 2004. Significant future purchases include the expansion of the Pendleton, Indiana distribution center, the purchase of a new distribution center in Hagerstown, Maryland, continued growth through new and relocated stores and additional technology enhancements.

The Company believes that its cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings and renovations, over the next few years.

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

The Company had outstanding letters of credit of $25.8 million at June 26, 2004.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

       -      Inventory valuation
       -      Sales returns
       -      Self insurance

The Company's critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 to the Notes to the Unaudited Consolidated Financial Statements for a discussion of the Company's critical accounting policies.) The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

SUBSEQUENT EVENTS

In July 2004, the Company relocated its existing headquarters to consolidate multiple headquarter facilities within one facility. The Company expects to incur incremental after-tax costs of approximately $2.0 million primarily related to the remaining lease obligations of the current facilities.

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company is named as a nominal defendant in the complaint, which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The complaint seeks, on behalf of the Company, unspecified damages, restitution, the plaintiff's costs and disbursements and such other relief as the Court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. The Company has moved to dismiss the case for failure to make a pre-suit demand on the Board of Directors.

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

The Company is exposed to changes in interest rates primarily from its Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (4.0% at June 26, 2004 and June 28, 2003) or LIBOR (1.33% and 1.12% at June 26,
2004 and June 28, 2003, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at June 26, 2004 and June 28, 2003). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. (See Note 4 of Notes to the Unaudited Consolidated Financial Statements for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe its sales or results of operations have been materially affected by inflation. The Company is subject to market risk with respect to the pricing of certain products, which include, among other materials, steel, corn, soybean and other commodities. If prices of these materials continue to increase dramatically, consumer demand may fall and /or the Company may not be able to pass such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company has been successful, in many cases, in reducing or mitigating the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases and selective buying from the most competitive vendors without sacrificing quality. Same-store sales increases include a benefit of 2.1% for the second fiscal quarter of 2004 and 1.6% for the first six months of fiscal 2004 due to increased prices to cover rising steel and other commodity costs.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At June 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as of June 26, 2004, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors and certain of its officers. The Company is names as a nominal defendant in the complaint, which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to preparation of the Company's financial statements. The complaint seeks unspecified damages, restitution, the plaintiff's costs and disbursements and such other relief as the court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. The Company has moved to dismiss the case for failure to make a pre-suit demand on the Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 15, 2004 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected, for a three-year term, three Class I directors nominated for election as set forth in the proxy statement dated March 8, 2004. The following table sets forth certain information concerning each director of the Company whose term of office as a director continued after the meeting:

                                                      Current Term as
                            Name                      Director Expires
                            ----                      ----------------

                       Joseph D. Maxwell                   2005
                       Joseph M. Rodgers                   2005
                       Sam K. Reed                         2005
                       Joseph H. Scarlett, Jr.             2006
                       S. P. Braud                         2006
                       Cynthia T. Jamison                  2006

(c)      (1)      The stockholders elected three Class I directors for a
                  three-year term ending at the 2007 Annual Meeting of Stockholders.

                           Name                  For               Withheld
                           ----                  ---               --------

                       James F. Wright        33,419,488          1,486,218
                       Gerard E. Jones        22,507,834         12,397,872
                       Edna K. Morris         33,942,384            963,322

         (2) The stockholders ratified the reappointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 25, 2004.

                            FOR                 AGAINST              ABSTAIN
                            ---                 -------              -------
                        23,435,961            11,369,870              99,875

         (3)      The stockholders approved the 2004 Cash Incentive Plan:

                             FOR                AGAINST               ABSTAIN
                             ---                -------               -------
                         32,801,382            ,057,614               46,710

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

3.5         Amendment No. 1 to Amended and Restated By-laws

10.1        Tractor Supply Company 2004 Cash Incentive Plan, effective
            April 15, 2004.

10.2        Employment Agreement between Tractor Supply Company and James F.
            Wright, effective July 12, 2004.

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated April 13, 2004 issuing a press release announcing its financial results for the first quarter ended March 27, 2004. Notwithstanding the foregoing, information furnished under Items 9 and 12 of our Current Reports on Form 8-K, including the related exhibits, is not to be incorporated by reference into any filing of the Company with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRACTOR SUPPLY COMPANY


Date:AUGUST 4, 2004                   By:  /S/ CALVIN B. MASSMANN
                                           ------------------------------
                                           Calvin B. Massmann
                                           Senior Vice President -
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)