Form 10-Q
period 2004-09-25
TRACTOR SUPPLY CO /DE/
filed 2004-11-04
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 25, 2004
                                 -----------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

                        Commission file number 000-23314
                                               ---------


                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                 13-3139732
----------------------------------------  --------------------------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

 200 Powell Place, Brentwood, Tennessee                    37027
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

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

                                          YES   X       NO_____
                                             -------           ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          YES   X       NO_____
                                             -------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                         Outstanding At October 23, 2004
----------------------------------------  --------------------------------------
     Common Stock, $.008 par value                      38,289,273


                                             TRACTOR SUPPLY COMPANY

                                                     INDEX


                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information:

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets -
                      September 25, 2004 and December 27, 2003...............................................3

                  Consolidated Statements of Income -
                      For the Fiscal Three and Nine Months Ended
                      September 25, 2004 and September 27, 2003..............................................4

                  Consolidated Statements of Cash Flows -
                      For the Fiscal Nine Months Ended
                      September 25, 2004 and September 27, 2003..............................................5

                  Notes to Unaudited Consolidated Financial Statements....................................6-13

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................................14-19

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................19

     Item 4.      Controls and Procedures................................................................19-20

Part II. Other Information:

     Item 1.      Legal Proceedings.........................................................................20

     Item 5.      Other Information.........................................................................20

     Item 6.      Exhibits..................................................................................20

     Signature    ..........................................................................................21


                                             PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                 TRACTOR SUPPLY COMPANY
                                               CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)

                                                                                       SEPT. 25,      DECEMBER 27,
                                                                                          2004            2003
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................   $       23,488  $       19,980
  Inventories.....................................................................          435,007         324,518
  Prepaid expenses and other current assets.......................................           36,771          27,725
  Assets held for sale............................................................            2,877           3,636
  Deferred income taxes...........................................................            5,850           7,467
                                                                                     --------------  --------------
         Total current assets.....................................................          503,993         383,326
                                                                                     --------------  --------------
Land..............................................................................           15,757          14,307
Buildings and improvements........................................................          150,302         124,968
Furniture, fixtures and equipment.................................................          105,409          89,633
Construction in progress..........................................................           10,917           3,563
                                                                                     --------------  --------------
                                                                                            282,385         232,471
Accumulated depreciation and amortization.........................................          (98,129)        (83,880)
                                                                                     --------------  --------------
  Property and equipment, net.....................................................          184,256         148,591

Other assets......................................................................            5,945           4,292
                                                                                     --------------  --------------
         Total assets.............................................................   $      694,194  $      536,209
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................   $      199,264  $      131,564
  Accrued employee compensation...................................................            6,221          12,716
  Other accrued expenses..........................................................           78,200          61,208
  Current portion of capital lease obligations....................................              532             339
                                                                                     --------------  --------------
         Total current liabilities................................................          284,217         205,827
                                                                                     --------------  --------------
Revolving credit loan.............................................................           44,153          19,403
Capital lease obligations.........................................................            1,852           1,807
Deferred income taxes.............................................................            2,916           8,879
Other long-term liabilities.......................................................            8,008           4,909
                                                                                     --------------  --------------
         Total liabilities........................................................          341,146         240,825
                                                                                     --------------  --------------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued.....               --              --
 Common stock, 100,000,000 shares authorized; $.008 par value; 38,268,885
   and 37,390,469 shares issued and outstanding in 2004 and 2003, respectively....              306             299
Additional paid-in capital........................................................           76,591          62,083
Retained earnings.................................................................          276,151         233,002
                                                                                     --------------  --------------
         Total stockholders' equity...............................................          353,048         295,384
                                                                                     --------------  --------------
         Total liabilities and stockholders' equity...............................   $      694,194  $      536,209
                                                                                     ==============  ==============

                             The accompanying notes are an integral part of this statement.

                                                      Page 3 of 21


                                                TRACTOR SUPPLY COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE FISCAL                FOR THE FISCAL
                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      --------------------------      --------------------------
                                                       SEPT. 25,       SEPT. 27,       SEPT. 25,      SEPT. 27,
                                                         2004            2003            2004           2003
                                                      ----------      ----------      -----------    -----------
                                                             (UNAUDITED)                      (UNAUDITED)
Net sales  ........................................   $  426,384      $  361,204      $ 1,282,857    $ 1,084,355
Cost of merchandise sold...........................      306,808         251,971          903,569        758,033
                                                      ----------      ----------      -----------    -----------
     Gross margin..................................      119,576         109,233          379,288        326,322

Selling, general and administrative expenses.......      100,647          84,075          292,144        243,569
Depreciation and amortization......................        6,269           5,165           18,186         14,369
                                                      ----------      ----------      -----------    -----------

     Income from operations........................       12,660          19,993           68,958         68,384
Interest expense, net..............................          171             805              742          2,756
                                                      ----------      ----------      -----------    -----------

Income before income taxes and cumulative effect
  of change in accounting principle................       12,489          19,188           68,216         65,628
Income tax expense.................................        4,537           7,059           25,067         24,099
                                                      ----------      ----------      -----------    -----------

Income before cumulative effect of change in
  accounting principle.............................        7,952          12,129           43,149         41,529
Cumulative effect on prior years of retroactive
  application of change in accounting principle,
  net of income taxes of $1,165 ...................           --              --               --         (1,888)
                                                      ----------      ----------      -----------    -----------

 Net income........................................   $    7,952      $   12,129      $    43,149    $    39,641
                                                      ==========      ==========      ===========    ===========

Net income per share - basic, before cumulative
  effect of change in accounting principle.........   $     0.21      $     0.33      $      1.13    $      1.12
Cumulative effect of accounting change, net of
  income taxes.....................................           --              --               --          (0.05)
                                                      ----------      ----------      -----------    -----------

Net income per share - basic.......................   $     0.21      $     0.33      $      1.13    $      1.07
                                                      ==========      ==========      ===========    ===========

Net income per share - assuming dilution before
  cumulative effect of change in accounting
  principle........................................   $     0.19      $     0.30      $      1.03    $      1.03
Cumulative effect of accounting change, net of
  income taxes.....................................           --             --                --          (0.04)
                                                      ----------      ----------      -----------    -----------

Net income per share - assuming dilution...........   $     0.19      $    0.30       $      1.03    $      0.99
                                                      ==========      ==========      ===========    ===========


                             The accompanying notes are an integral part of this statement.

                                                      Page 4 of 21


                                         TRACTOR SUPPLY COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                                    FOR THE FISCAL
                                                                                    NINE MONTHS ENDED
                                                                              -----------------------------
                                                                               SEPT. 25,         SEPT. 27,
                                                                                 2004               2003
                                                                              -----------       -----------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income.............................................................       $    43,149       $    39,641
Tax benefit of stock options exercised.................................             8,141             3,757
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Cumulative effect of a change in accounting principle..............                --             1,888
    Depreciation and amortization......................................            18,186            14,369
     Gain on sale of property and equipment............................              (856)             (666)
     Asset impairment related to closed stores.........................               160               279
     Deferred income taxes.............................................            (4,346)              490
     Change in assets and liabilities:
        Inventories....................................................          (110,489)          (88,649)
        Prepaid expenses and other current assets......................            (9,046)           (5,143)
        Accounts payable...............................................            67,700            80,748
        Accrued expenses...............................................            10,497            (6,084)
        Income taxes currently payable.................................                --            (1,814)
        Other..........................................................             2,018             1,359
                                                                              -----------       -----------
Net cash provided by operating activities..............................            25,114            40,175
                                                                              -----------       -----------
Cash flows from investing activities:
    Capital expenditures...............................................           (55,194)          (39,142)
    Proceeds from sale of property and equipment.......................             2,784             3,174
                                                                              -----------       -----------
Net cash used in investing activities..................................           (52,410)          (35,968)
                                                                              -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit agreement........................           233,524           391,593
    Repayments under revolving credit agreement........................          (208,774)         (381,926)
    Repayment of long-term debt........................................                --            (1,607)
    Principal payments under capital lease obligations.................              (320)             (267)
    Net proceeds from issuance of common stock.........................             6,374             5,130
                                                                              -----------       -----------
Net cash provided by financing activities..............................            30,804            12,923
                                                                              -----------       -----------
Net increase in cash and cash equivalents..............................             3,508            17,130
Cash and cash equivalents at beginning of period.......................            19,980            13,773
                                                                              -----------       -----------
Cash and cash equivalents at end of period.............................       $    23,488       $    30,903
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $       400       $     2,484
  Income taxes.........................................................            26,443            21,953

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation for equipment ................................       $       558       $        --


                         The accompanying notes are an integral part of this statement.

                                                     Page 5 of 21

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

        The Company receives funding from its vendors for promotion of the Company's brand as well as the sale of their products. Vendor funding is accounted for as a discount on the purchase price of inventories and is recognized as a reduction of cost of sales as inventory is sold. The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume and related vendor funding is based on management's current knowledge with respect to inventory levels, sales trends and expected customer demand, as well as planned new store openings. Although management believes it has the ability to reasonably estimate its purchase volume and related vendor funding, it is possible that actual results could significantly differ from the estimated amounts.

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

        SELF-INSURANCE
        The Company is self-insured for certain losses relating to workers' compensation, medical and general liability claims. However, the Company has stop-loss limits and umbrella insurance coverage for certain risk exposures subject to specified limits. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial reports and assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company complies with SFAS Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The Company's interest rate swap expired in November 2003, and there are presently no interest rate swap agreements outstanding.

INVENTORIES

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $5.2 million higher than reported at September 25, 2004. At December 27, 2003, LIFO and FIFO inventory values were the same.

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

                                                          LIFE
                                                     -------------
             Buildings                               30 - 35 years
             Leasehold improvements                   5 - 15 years
             Furniture, fixtures and equipment        5 - 10 years
             Computer software and hardware            3 - 7 years

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share for the fiscal three and nine months ended September 25, 2004 and September 27, 2003, would have been as follows (in thousands, except per share amounts):


                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                            ------------------------     ------------------------
                                             SEPT. 25,    SEPT. 27,       SEPT. 25,    SEPT. 27,
                                               2004         2003             2004        2003
                                            -----------  -----------     -----------  -----------

      Net income - as reported              $     7,952  $    12,129     $    43,149  $    39,641
      Pro forma compensation expense, net
         of income taxes                         (1,135)      (1,539)         (3,255)      (3,038)
                                            -----------  -----------     -----------  -----------
      Net income - pro forma                $     6,817  $    10,590     $    39,894  $    36,603
                                            ===========  ===========     ===========  ===========

      Net income per share - basic:
             As reported                         $ 0.21       $ 0.33          $ 1.13       $ 1.07
             Pro forma                           $ 0.18       $ 0.29          $ 1.05       $ 0.99
      Net income per share - diluted:
             As reported                         $ 0.19       $ 0.30          $ 1.03       $ 0.99
             Pro forma                           $ 0.16       $ 0.27          $ 0.96       $ 0.92

NET INCOME PER SHARE

The Company presents both basic and diluted earning per share ("EPS") on the face of the statements of income. As provided by SFAS 128 "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

Beginning in 2003, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16 ("EITF 02-16"). EITF 02-16 provides guidance for the accounting and financial statement classifications for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Prior to adopting this pronouncement, the Company classified all vendor-provided marketing support funds as a reduction in selling, general and administrative expenses.

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

NOTE 3 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $0.1 million and $0.2 million in the third quarter of fiscal 2004 and 2003, respectively, to adjust the carrying value of certain property to fair value, less costs to sell. Impairment charges of $0.2 million and $0.3 million were required during the first nine months of fiscal 2004 and 2003, respectively. These charges are included in selling, general and administrative expenses.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

NOTE 4 - CREDIT AGREEMENT:

In August 2002, the Company entered into a replacement unsecured senior revolving credit agreement (the "Credit Agreement") with Bank of America, N.A., as agent for a lender group, expanding the maximum available borrowings from $125 million to $155 million and extending the maturity to February 2006. The Credit Agreement bears interest at either the bank's prime rate (4.75% at September 25, 2004) or the London Inter-Bank Offer Rate (1.84% at September 25,
2004) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on the Company's performance (0.75% at September 25, 2004).

On January 28, 2004, the Credit Agreement was amended to extend the maturity date to February 28, 2007. Additionally, the amendment included changes to certain financial covenants, primarily to provide flexibility for capital expenditures.

On September 30, 2004, the Credit Agreement was amended to extend the maturity date to February 27, 2008. Additionally, the Amendment included changes to certain financial covenants, primarily to provide flexibility for capital expenditures.

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

NOTE 6 - COMPREHENSIVE INCOME:

Comprehensive income includes the change in the fair value of the Company's interest rate swap agreement (which expired in November 2003), which qualified for hedge accounting. Comprehensive income for each period is as follows (in thousands):

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     -----------------------    ------------------------
                                                      SEPT. 25,    SEPT. 27,      SEPT. 25,    SEPT. 27,
                                                        2004         2003           2004         2003
                                                     ----------  -----------    -----------  -----------
   Net income -- as reported                         $    7,952  $    12,129    $    43,149  $    39,641
   Change in fair value of effective portion of
       interest rate swap agreement, net of income
       taxes                                                 --          285             --          849
                                                     ----------  -----------    -----------  -----------
   Comprehensive income                              $    7,952  $    12,414    $    43,149  $    40,490
                                                     ==========  ===========    ===========  ===========

NOTE 7 - NET INCOME PER SHARE:

Basic net income per share is based on the weighted average outstanding common shares. Diluted net income per share is based on the weighted average outstanding common shares and reflects basic net income per share reduced by the dilutive effect of stock options.

Net income per share is calculated as follows (in thousands, except per share amounts):

                                           THREE MONTHS ENDED                      THREE MONTHS ENDED
                                           SEPTEMBER 25, 2004                      SEPTEMBER 27, 2003
                                  -------------------------------------   ------------------------------------
                                                             PER SHARE                               PER SHARE
                                    INCOME       SHARES        AMOUNT        INCOME       SHARES       AMOUNT
                                  -----------  -----------  -----------   -----------  -----------  -----------
 BASIC NET INCOME PER SHARE:
 Net income                        $    7,952      38,259      $ 0.21      $  12,129       37,262      $ 0.33

 DILUTED NET INCOME PER SHARE:
 Net income                        $    7,952      41,731      $ 0.19      $  12,129       40,553      $ 0.30


                                           NINE MONTHS ENDED                        NINE MONTHS ENDED
                                           SEPTEMBER 25, 2004                       SEPTEMBER 27, 2003
                                  -------------------------------------   -------------------------------------
                                                             PER SHARE                               PER SHARE
                                    INCOME       SHARES        AMOUNT        INCOME       SHARES       AMOUNT
                                  -----------  -----------  -----------   -----------  -----------  -----------
 BASIC NET INCOME PER SHARE:
  Net income, before cumulative
    effect of accounting change    $   43,149      38,100      $ 1.13      $  41,529       36,986      $ 1.12
  Cumulative effect of
    accounting change                      --      38,100          --         (1,888)      36,986       (0.05)
                                   ----------                  ------      ---------                   ------
 Net income                        $   43,149      38,100      $ 1.13      $  39,641       36,986      $ 1.07
                                   ==========                  ======      =========                   ======

 DILUTED NET INCOME PER SHARE:
  Net income, before cumulative
    effect of accounting change    $   43,149      41,757      $ 1.03      $  41,529       40,190      $ 1.03
  Cumulative effect of
    accounting change                      --      41,757          --         (1,888)      40,190       (0.04)
                                   ----------                  ------      ---------                   ------
 Net income                        $   43,149      41,757      $ 1.03      $  39,641       40,190      $ 0.99
                                   ==========                  ======      =========                   ======

Weighted average shares outstanding are as follows:

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                            ------------------------------     ---------------------------
                                               SEPT. 25,       SEPT. 27,         SEPT. 25,      SEPT. 27,
                                                 2004            2003              2004           2003
                                            -------------   --------------     ------------   ------------
  Shares outstanding                              38,259           37,262           38,100         36,986
  Dilutive stock options outstanding               3,472            3,291            3,657          3,204
                                            -------------   --------------     ------------   ------------
  Diluted shares outstanding                      41,731           40,553           41,757         40,190
                                            =============   ==============     ============   ============

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

NOTE 8 - CONTINGENCIES:

LITIGATION

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company is named as a nominal defendant. On August 4, 2004, the Company moved to dismiss the original complaint for failure to make a pre-suit demand on the Board of Directors. On September 17, 2004, the plaintiff filed an amended complaint which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint seeks, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendants' proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors.

The Company is also involved in various litigation arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

SELF INSURANCE

During the third fiscal quarter of 2004, the Company determined, through assistance with insurance industry analysts, that one of its former insurance carriers appears insolvent. The carrier insures the Company for both workers' compensation and general liability claims for policy years 1999 through 2001. The Company's exposure to related claims are at risk of not being limited to previously established stop-loss aggregates. A charge of $0.5 million was recognized in the current period for the estimated additional cost to the Company due to the expected loss of stop-loss coverage. This additional estimated liability was determined using a third party actuary service. There can be no assurance that the Company will not incur additional claims in excess of the estimated amounts.

NOTE 9 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46") as amended by FIN 46-R. The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company's variable interests. The Interpretation was effective (1) immediately for VIEs created after January 31, 2003 and (2) in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The adoption of FIN 46-R had no impact on the Company's financial position or results of operations.

NOTE 10 - MOVE OF CORPORATE FACILITY:

In July 2004, the Company relocated its existing headquarters to consolidate multiple headquarter facilities within one facility. The Company recognized incremental after-tax costs of approximately $2.0 million primarily related to remaining facility and technology lease obligations and other moving costs.

NOTE 11 - RECOGNITION OF ADDITIONAL FREIGHT COSTS:

During the third quarter of fiscal 2004, the Company identified certain unrecorded freight costs totaling approximately $2.5 million which relate to prior periods. Due to the immaterial impact of this cost on the Company's financial position and results of operations, this cost has been recognized in the current period as additional cost of merchandise sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three-month and nine-month periods ended September 25, 2004 and September 27, 2003 and significant developments affecting its financial condition since the end of the fiscal year, December 27, 2003, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

All phases of the Company's operations are subject to influences outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, pricing and other competitive factors, inflation in commodity costs, the ability to attract, train and retain highly qualified employees, the ability to identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, and the seasonality of the Company's business. Consequently, the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

THE FISCAL THREE MONTHS (THIRD QUARTER) AND NINE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

Net sales increased 18.0% to $426.4 million for the third quarter of fiscal 2004 from $361.2 million for the third quarter of fiscal 2003. Net sales rose 18.3% to $1,282.9 million for the first nine months of fiscal 2004 from $1,084.4 million for the first nine months of fiscal 2003. The net sales increase resulted primarily from same-store sales increases of 10.1% for the third quarter of fiscal 2004 and 10.7% for the first nine months of fiscal 2004, as well as from sales of stores open for less than one year. Same-store sales increases for the fiscal nine months were generally experienced across all product lines, with equine, animal and pet products representing the strongest category. The Company's average ticket increased 4.0% to $39.19 for the third quarter of fiscal 2004 and 4.9% to $39.70 for the first nine months of fiscal 2004. Increased average transaction counts also contributed to the positive same-store sales experience. Same-store sales increases include approximately 3.4% for the third quarter of fiscal 2004 and approximately 2.4% for the first nine months of fiscal 2004 resulting from increased selling prices of merchandise impacted by rising steel and other commodity costs. Stores impacted by recent hurricanes averaged a 36% sales increase, while northern tier stores, where temperatures were warmer than expected, averaged a 4% increase.

The following charts indicate the average percentages of sales represented by each of the Company's major product categories during the first nine months and third quarter of fiscal 2004 and 2003:

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                       ------------------------------     ---------------------------
                                         SEPT. 25,        SEPT. 27,         SEPT. 25,      SEPT. 27,
  PRODUCT CATEGORY                          2004            2003              2004           2003
                                       -------------   --------------     ------------   ------------
  Equine, Pet and Animal                     33%             32%                32%            31%
  Seasonal Products                          22              21                 24             24
  Hardware and Tools                         19              20                 18             18
  Truck/Trailer/Tow/Lube                     13              13                 12             13
  Agriculture Products                        8               8                  8              8
  Clothing and Footwear                       5               6                  6              6
                                       -------------   --------------     ------------   ------------
  Total                                     100%            100%               100%           100%
                                       =============   ==============     ============   ============

The Company opened a total of 13 new stores in the third quarter of fiscal 2004 and 38 new stores during the first nine months of fiscal 2004. This compares to four new store openings in the third quarter of fiscal 2003 and 29 new stores in the first nine months of fiscal 2003. The Company also relocated four stores in the third quarter of fiscal 2004 and 13 stores in the first nine months of fiscal 2004, compared to seven store relocations in the third quarter of fiscal 2003 and 12 store relocations in the first nine months of fiscal 2003. The Company operated 500 stores in 32 states at September 25, 2004 compared to 462 stores in 30 states at September 27, 2003.

The gross margin rate for the third quarter and first nine months of fiscal 2004 was 28.0% and 29.6%, respectively. This represents a decrease of 220 and 50 basis points, respectively, over the comparable prior year periods.

Gross margin was negatively impacted by several factors, including: (i) a sales mix shift towards lower margin hurricane-related products and promotional items and lower than expected sales of higher margin fall/winter products in the third quarter, (ii) the impact of higher steel and other commodity costs (the impact of which was not fully passed through to consumers in higher retail prices),
(iii) higher than anticipated freight costs, and (iv) an adverse swing in the LIFO inventory reserve due to higher product costs. As described in Note 11 to the consolidated financial statements, the Company identified certain unrecorded freight costs of approximately $2.5 million which relate to prior periods. This cost has been recognized in the current period as an increase in cost of merchandise sold.

As a percent of net sales, selling, general and administrative ("SG&A") expenses were 23.6% and 22.8% of net sales for the third quarter and first nine months of fiscal 2004, respectively. The increase over comparable prior year periods (30 basis points for both periods) is primarily a result of increased spending on long-term growth initiatives including distribution capacity, supply chain technology and development of personnel as well as a pre-tax charge of approximately $2.9 million in the third quarter of fiscal 2004 related to the consolidation and relocation of the Company's existing headquarters. Additionally, in the third quarter of fiscal 2004, the Company incurred an aggregate of $3.4 million in incremental store payroll and travel expenses related to significant reset activity, a charge due to the pending bankruptcy of an insurance carrier, uninsured hurricane losses, and increased legal expenses. These increases were partially offset by a $3.0 million reduction in management incentives compared to the third quarter of fiscal 2003.

Depreciation and amortization expense in the third quarter and first nine months of fiscal 2004 increased 21.4% and 26.6% over the third quarter and the first nine months of fiscal 2003, respectively. These increases are due primarily to costs associated with new and relocated stores, the purchase of the Pendleton, Indiana and Waco, Texas distribution centers and increased technology investments.

Net interest expense in the third quarter and first nine months of fiscal 2004 decreased $0.6 million and $2.0 million over the third quarter and the first nine months of fiscal 2003, respectively. These decreases reflect stronger cash flow, which permitted reduced short-term borrowings under the Credit Agreement to fund new store expansion and increased distribution capacity. In addition, the expiration of fixed rate agreements under the Credit Agreement and term note in November 2003 resulted in less interest cost being incurred in fiscal 2004.

For the third quarter of fiscal 2004, the Company's effective income tax rate decreased 50 basis points to 36.3%, whereas for the first nine months of fiscal 2004 the rate remained at 36.7%, primarily due to changes in the Company's effective state tax rate resulting from the geographic dispersion of business.

As a result of the foregoing factors, net income for the third quarter of fiscal 2004 was $8.0 million, or $0.19 per diluted share, compared with $12.1 million, or $0.30 per diluted share for the prior year quarter. Net income for the first nine months of fiscal 2004 was $43.1 million, or $1.03 per diluted share, compared to net income of $39.6 million, or $0.99 per diluted share for the prior year period. The results for the first nine months of fiscal 2003 included an after-tax charge of $1.9 million, or $0.04 per diluted share, related to the adoption of new accounting guidance for allowances that requires retailers to recognize, as a reduction of product cost, any consideration given by a vendor to a retailer in connection with the purchase of the vendor's products or the promotion of sales of the vendor's products by the retailer. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

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

At September 25, 2004, the Company had working capital of $219.8 million, a $42.3 million increase from December 27, 2003. This increase is primarily attributable to the changes in the following components of current assets and current liabilities (in millions):


                                                   SEPT. 25,       DEC. 27,
                                                    2004             2003         VARIANCE
                                                  ---------       ----------     ----------
    Current assets:
       Cash and cash equivalents                  $    23.5       $    20.0      $     3.5
       Inventories                                    435.0           324.5          110.5
       Prepaid expenses and other current assets       36.8            27.7            9.1
       Other, net                                       8.7            11.1           (2.4)
                                                   --------       ---------      ---------
                                                      504.0           383.3          120.7
                                                   --------       ---------      ---------
    Current liabilities:
       Accounts payable                               199.3           131.6           67.7
       Accrued expenses                                84.4            73.9           10.5
       Other, net                                       0.5             0.3          0.2
                                                   --------       ---------      ---------
                                                      284.2           205.8           78.4
                                                   --------       ---------      ---------

    Working capital                                $  219.8       $   177.5      $    42.3
                                                   ========       =========      =========

The increases in cash and cash equivalents and prepaid expenses are generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments.

The increase in inventories and related increase in trade credit resulted primarily from the addition of new stores and increased sales expectations as well as cost increases in certain commodities. The $42.8 million increase in inventory over the related increase in accounts payable is due to the expected seasonal build of inventories. Payment terms vary from 30 to 180 days depending on the inventory product.

The increase in accrued expenses is primarily due to additional freight costs and timing of payments, offset by a decrease in incentive compensation (resulting from lower 2004 incentives and payment of 2003 annual incentives during the first quarter of 2004).

Operations provided net cash of $25.1 million and $40.2 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. This $15.1 million decrease in net cash provided is primarily due to changes in the following operating activities (in millions):

                                                                NINE MONTHS ENDED
                                                         -------------------------------
                                                         SEPT. 25, 2004   SEPT. 27, 2003      VARIANCE
                                                         --------------   --------------   --------------
Net income                                               $       43.1     $       39.6     $        3.5
Tax benefit of stock options exercised                            8.1              3.8              4.3
Cumulative effect of a change in accounting principle              --              1.9             (1.9)
Depreciation and amortization                                    18.2             14.4              3.8
Deferred income taxes                                            (4.3)             0.5             (4.8)
Income taxes currently payable                                     --             (1.8)             1.8
Inventories and accounts payable                                (42.8)            (7.9)           (34.9)
Accrued expenses                                                 10.5             (6.1)            16.6
Other, net                                                       (7.7)            (4.2)            (3.5)
                                                         ------------     ------------     ------------
   Net cash provided by operations                       $       25.1     $       40.2     $      (15.1)
                                                         ============     ============     ============

The decrease in net cash provided by operations in the first nine months of fiscal 2004 compared with fiscal 2003 is primarily due to the increase in inventory in excess of accounts payable as discussed above. The increase is more prevalent in the current year due to the increase in the number of stores, higher inventory costs resulting from rising steel and other commodities and a greater investment in inventory on a Company-wide basis for sales-driving initiatives planned for the fourth quarter. The increase in depreciation and amortization is primarily due to capital expenditures associated with new and relocated stores, the purchase of the Pendleton, Indiana (January 2004) and Waco, Texas (October 2003) distribution centers and increased technology investments. The decrease in cash used for accrued expenses is due to the timing of payments and increased freight costs as described above.

Investing activities used $52.4 million and $36.0 million in the first nine months of fiscal 2004 and fiscal 2003, respectively. The majority of this cash requirement relates to the Company's capital expenditures as described above.

Financing activities provided $30.8 million and $12.9 million in the first nine months of fiscal 2004 and fiscal 2003, respectively, largely due to greater borrowing requirements resulting from cash flow from operations, partially reduced by proceeds received from the exercise of stock options.

The Company plans to spend approximately $46.7 million to purchase fixed assets during the balance of fiscal 2004. Significant future purchases include an expansion of the Pendleton, Indiana distribution center, construction and purchase of a new distribution center in Hagerstown, Maryland, additional new and relocated stores and ongoing technology enhancements.

The Company believes that its cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings and renovations, over the next few years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements are confined to operating leases and outstanding letters of credit. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows the

Company to utilize financial capital to operate the business rather than maintain assets. Letters of credit allow the Company to purchase inventory in a timely manner.

The Company had outstanding letters of credit of $19.5 million at September 25, 2004.

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

CONTINGENCIES

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company is named as a nominal defendant. On August 4, 2004, the Company moved to dismiss the original complaint for failure to make a pre-suit demand on the Board of Directors. On September 17, 2004, the plaintiff filed an amended complaint which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint seeks, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendants' proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors.

During the third fiscal quarter of 2004, the Company determined, through assistance with insurance industry analysts, that one of its former insurance carriers appears insolvent. The carrier insures the Company for both workers' compensation and general liability claims for policy years 1999 through 2001. The Company's exposure to related claims are at risk of not being limited to previously established stop-loss aggregates. A charge of $0.5 million was recognized in the current period for the estimated additional cost to the Company due to the expected loss of stop-loss coverage. This additional estimated liability was determined using a third party actuary service. There can be no assurance that the Company will not incur additional claims in excess of the estimated amounts.

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

The Company complies with SFAS Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. The Company currently has no derivatives or hedging activities.

The Company is exposed to changes in interest rates primarily from its Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (4.75% and 4.00% at September 25, 2004 and September 27, 2003, respectively) or LIBOR (1.84% and 1.12% at September 25, 2004 and September 27, 2003, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at September 25, 2004 and September 27, 2003). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. (See Note 4 of Notes to the Unaudited Consolidated Financial Statements for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been somewhat affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials and services continue to increase in a significant manner, consumer demand may fall and /or the Company may not be able to pass such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company has been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross margins.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At September 25, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, as of September 25, 2004, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A purported shareholder derivative lawsuit has been filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company is named as a nominal defendant. On August 4, 2004, the Company moved to dismiss the original complaint for failure to make a pre-suit demand on the Board of Directors. On September 17, 2004, the plaintiff filed an amended complaint which alleges breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint seeks, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendants' proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deems proper. The Audit Committee of the Board of Directors, with the assistance of independent legal counsel, is conducting an investigation of the claims set forth in the complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors.

ITEM 5.  OTHER INFORMATION

On September 30, 2004, the Company entered into an amendment of its Credit Agreement. The amendment provided an extension of the maturity to February 2008 and changed certain financial covenants to (a) add an aggregate of $3.0 million of one-time relocation costs back to consolidated earnings and (b) increase the permitted annual capital expenditures to a maximum of $110 million. A copy of the amendment is included as Exhibit 10.1 to this report.

ITEM 6.  EXHIBITS

        (a)     Exhibits

                10.1 Second Amendment to Revolving Credit Agreement, dated as of September 30, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America. N.A., as Administrative Agent.

                31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

                31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

                32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRACTOR SUPPLY COMPANY


Date:    NOVEMBER 4, 2004           By:  /S/ CALVIN B. MASSMANN
      -------------------------         ----------------------------------------
                                        Calvin B. Massmann
                                        Senior Vice President - Chief Financial
                                        Officer and Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)