Form 10-K
period 2004-12-25
TRACTOR SUPPLY CO /DE/
filed 2005-03-10
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 25, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________.
                        Commission file number 000-23314
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

                  200 POWELL PLACE, BRENTWOOD, TENNESSEE 37027
          (Address of Principal Executive Offices, including zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES   X            NO
    -----              -----

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ National Market on June 26, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $1,342,094,619. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


              CLASS                           OUTSTANDING AT JANUARY 31, 2005
-----------------------------------         -----------------------------------
   Common Stock, $.008 par value                         38,329,620


                                    TRACTOR SUPPLY COMPANY
                                             INDEX

                                                                                     FORM 10-K
                                                                                       REPORT
ITEM NO.                                                                                PAGE
--------                                                                                ----
Forward-looking Statements...............................................................ii


                                            Part I

1.   Business.............................................................................1
2.   Properties...........................................................................7
3.   Legal Proceedings....................................................................7
4.   Submission of Matters to a Vote of Security-holders..................................8


                                            Part Ii

5.   Market for Registrant's Common Equity, Related Stockholder Matters, and
     Issuer Purchases of Equity Securities...............................................10
6.   Selected Financial Data.............................................................11
7.   Management's Discussion and Analysis of Financial Condition and Results of
     Operations..........................................................................13
7A.  Quantitative and Qualitative Disclosures About Market Risk..........................27
8.   Financial Statements and Supplementary Data.........................................28
9.   Changes in and Disagreements With Accountants On Accounting and Financial
     Disclosure..........................................................................57
9A.  Controls and Procedures.............................................................57
9B.  Other Information...................................................................57


                                           Part Iii

10.  Directors and Executive Officers of the Registrant..................................58
11.  Executive Compensation..............................................................58
12.  Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters.................................................................58
13.  Certain Relationships and Related Transactions......................................59
14.  Principal Accountant Fees and Services..............................................59


                                            Part Iv

15.  Exhibits and Financial Statement Schedules..........................................59

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005 are incorporated by reference into
Part III of this Form 10-K.

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

A predecessor of Tractor Supply Company, a Delaware corporation (the "Company"), was founded in 1938 as a catalog mail order tractor parts supplier. In 1982, the Company was formed by a group of investors through the purchase of the predecessor's assets. The group of investors included the Company's current Chairman of the Board, who is a significant stockholder. In 1994, the Company completed its initial public offering. Today, the Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company's stores currently range in size from approximately 7,000 to 23,000 square feet of inside selling space and also utilize outside selling space. Currently, the Company is developing stores utilizing one of five standard prototypes. These prototypes will typically range in size from 17,000 square feet of inside selling space to 18,700 square feet of inside selling space and all prototypes also utilize outside selling space. The Company also utilizes existing store structures which typically range in size from 17,000 to 19,000 square feet of inside selling space and also utilize outside selling space. The Company operated 515 retail farm and ranch stores in 32 states as of December 25, 2004.

Tractor Supply Company has one reportable industry segment - the operation of farm and ranch retail stores.

SEASONALITY AND WEATHER

The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. The Company typically operates at approximately break even in the first fiscal quarter of each year. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect the Company's sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

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

BUSINESS STRATEGY

The Company believes its sales and earnings growth has resulted from the focused execution of its business strategy, which includes the following key components:

        MARKET NICHE
        The Company has identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. By focusing its product mix on these core customers, the Company believes it has differentiated itself from general merchandise, home center and other specialty retailers.

        CUSTOMER SERVICE
        The Company is committed to providing superior customer service and offers its customers a high level of in-store service through motivated, well-trained store employees. The Company believes the ability of its store employees to provide friendly, responsive and seasoned advice helps to promote strong customer loyalty and repeat shopping. As such, the Company seeks to provide store employees with decision-making authority and training to enable them to meet customer needs.

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

        The Company's refund policy permits a full refund within 30 days of the date of purchase and when accompanied by a receipt. However, the Company also has a "satisfaction guaranteed" policy, such that if customers are not satisfied, store employees are authorized, at their discretion, to offer to repair or exchange the product, or to offer store credits or refunds, irrespective of when the product was purchased. The Company believes that providing these services improves customer satisfaction, builds customer loyalty and generates repeat business.

        The Company offers proprietary, private label credit cards for individual retail and business customers. In addition, the Company accepts Visa, MasterCard and Discover credit cards.

        STORE ENVIRONMENT
        The Company's stores are designed and managed to make shopping an enjoyable experience and maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location. The general uniformity of the store layouts and visual displays affords the customer a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all store employees wear highly visible red vests, aprons or smocks and nametags, and customer service desks and checkout counters are conveniently located.

        MERCHANDISING
        The Company seeks to offer a differentiated assortment of products for farmers, ranchers and rural homeowners. Its broad product assortment is tailored to meet the regional and geographic needs of each market, as well as the physical store size. The Company's full line of product offerings is supported by a strong in-stock inventory position with an average of 12,500 to 14,500 unique products per store. No one product accounted for more than 10% of sales during any single year.

        Stores carry a wide selection of high quality, nationally recognized, name brand merchandise. The Company also markets products under its private-label programs which include HUSKEE (outdoor power equipment), TRAVELLER (truck/automotive products), RETRIEVER and PAWS `N CLAWS (pet foods), DUMOR and PRODUCERS PRIDE (livestock feed), C.E. SCHMIDT (apparel), GROUNDWORKS (grass seed) and ROYAL WING (bird foods). Additionally, the Company has control brands which it markets. These control brands include BIT & BRIDLE (clothing) and FARM HAND (air compressors). The Company believes that the availability of top quality private label products at great prices provides a superior value for its customers, a strategic advantage for the Company, and positions the Company as a destination store.

        The following chart indicates the average percentages of sales represented by each of the Company's major product categories during fiscal 2004, 2003 and 2002.

                                                                          Percent of Sales
                                                                ----------------------------------
                       Product Category                           2004         2003         2002
                       ----------------                         --------     --------     --------
        Equine, Pet and Animal.........................            32%          31%          31%
        Seasonal Products..............................            23           23           22
        Hardware and Tools.............................            18           18           18
        Truck/Trailer/Tow/Lube.........................            12           12           12
        Clothing and Footwear..........................             8            9            9
        Maintenance products for agriculture and
          rural use..................................               7            7            8
                                                                 ----         ----         ----
                                                                  100%         100%         100%
                                                                 ====         ====         ====

        PURCHASING AND DISTRIBUTION
        The Company offers a differentiated assortment of products for those seeking to enjoy the rural lifestyle. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from approximately 1,700 vendors, and no one vendor accounted for more than 10% of purchases during any single year. Approximately 130 vendors accounted for approximately 80% of the Company's purchases during fiscal 2004. The Company has no material long-term contractual commitments with any of its vendors, has not experienced difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products.

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

        Over 98% of the Company's purchase orders are transmitted through an electronic data interchange ("EDI") system, and approximately 81% of merchandise vendor invoices are transmitted through EDI. The Company is expanding the percentage of vendors who transmit invoices to the Company and increasing the amount of sales history transmitted from the Company, all through EDI. The Company's supply chain process is centrally managed.

        The Company owns and operates an 800,000 square foot distribution center in Pendleton, Indiana, a 360,000 square foot distribution center in Waco, Texas, and a new 480,000 square foot distribution center in Hagerstown, Maryland, and leases a 410,000 square foot distribution center in Braselton, Georgia, and a 150,000 square foot distribution center in Omaha, Nebraska. The Pendleton distribution center includes a 250,000 square foot expansion completed in late fiscal 2004. The new facility in Hagerstown, Maryland, which became operational in January 2005, is strategically located in the Northeast to optimize transportation efficiencies with surrounding vendors and stores. In fiscal 2004, the Company received approximately 75% of its merchandise through these distribution facilities, with the balance delivered directly to the stores. The Company is continuously evaluating its long-term strategic plan with respect to its distribution centers and transportation operations and currently plans to close its facility in Omaha, Nebraska. The Company will construct and open a new facility (approximately 400,000 square foot) in Waverly, Nebraska. With the opening of the Waverly facility (to be completed by the end of the fourth quarter of fiscal 2005), the Company's distribution capacity is expected to be adequate to support 900 stores.

        At the end of 2004, the Company broadened its in-house resources to accommodate management of all inbound freight. This decision ended the previous arrangement whereby UPS Supply Chain Solutions ("UPS") managed inbound freight. The change is intended to lower cost and provide better control over freight management. As part of the change, the Company began using systems provided by Nistevo Collaborative Network Solutions to manage inbound freight with over 400 vendors. UPS continues to manage a large portion of the dedicated fleet that provides deliveries from distribution centers to stores. UPS is responsible for providing the tractors and drivers used in the Company's dedicated fleet.

        MARKETING
        The Company utilizes an "everyday low prices" strategy to consistently offer its products at competitive prices. The Company regularly monitors prices at competing stores and adjusts its prices as necessary. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

        To generate store traffic and position itself as a destination store, the Company promotes broad selections of merchandise, primarily advertised at the regular everyday low price, with color circulars. The Company also runs periodic special events promoted through circulars and direct mail advertising. The Company enhances its print marketing and advertising programs through the expanded use of national cable and local network television. Due to the geographic dispersion of the Company's stores, the use of national cable advertising is generally more cost-effective and additionally serves to promote the Company in advance of entering a new market.

        The Company's vendors realize the value of the Company being a destination store. Due to the relatively small size of its stores, increased traffic in the store ensures increased exposure to most products. The Company's vendors are committed to helping the Company promote its brand and position itself as a destination store. Vendors provide assistance with product presentation and rack design, brochures, point of purchase materials for customers' education and product education for employees. Vendors also provide additional funding through minimum contributions and incentives on purchases for new and relocated stores. The Company also earns rebates from many vendors on inventory purchases based on volume.

        COMPETITION
        The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e., supplying the lifestyle needs of recreational farmers and ranchers, and those who enjoy the rural lifestyle, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

        MANAGEMENT AND EMPLOYEES
        As of December 25, 2004, the Company employed approximately 4,200 full-time and approximately 3,000 part-time employees. The Company also employs additional part-time employees during peak periods. Approximately 40 employees of the Company's Omaha, Nebraska distribution center were covered by a collective bargaining agreement which expires in July 2005.

        Management believes its district managers, store managers and other distribution and support personnel have contributed significantly to the Company's performance. The Company utilizes an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed "best-practice" solutions. The Company has implemented numerous best practice teams (comprised of employees from all divisions of the Company) to evaluate key operations of the Company and recommend process changes that will both improve efficiency and strengthen controls. Management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from employees and responds to the suggestions expressed by employees.

        All employees participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon individual performance and the Company's success and profitability. The Company also provides employees the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan (the Company participates in the 401(k) plan through a cash match). Additionally, the Company shares in the cost of health insurance provided to its employees, and employees receive a discount on merchandise purchased at the Company's stores.

        Management also encourages a "promote from within" environment when internal resources permit. The Company maintains internal leadership development programs designed to mentor high-track employees for continued progress at a fast pace. Two of the five members of the Company's senior management, most of the Company's district managers and a significant portion of the Company's store managers were promoted to their positions from within the Company. All executive officers have at least 18 years of business experience. District managers and store managers have an average length of service with the Company of approximately five years. Management believes internal promotions coupled with the hiring of individuals with previous retail experience will provide the management structure necessary to support expected store growth. Management believes it has satisfactory relationships with its employees.

        MANAGEMENT INFORMATION AND CONTROL SYSTEMS
        The Company has invested considerable resources in sophisticated management information and control systems to ensure superior customer service, support the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system (with communications via a frame relay network to the Company's primary systems), a supply chain management and replenishment system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated and track merchandise from order through sale. All data from these systems are integrated with the Company's financial systems.

        The Company utilizes a cross-functional committee comprised of members of management from key departments within the Company to align the activities and deliverables of the Information Technology department with the overall Company mission and with the goals of improving the level of service provided to the Company's customers and creating efficiencies within the Company's operations and supply chain. The committee evaluates requests for information technology resources and prioritizes projects to ensure greatest benefit to the Company.

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

GROWTH STRATEGY

The Company's current and long-term growth strategy is built on a combination of
(1) expanded geographic market presence, achieved through the opening of new retail stores, (2) enhanced financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy, supported by strong customer service, and (3) leveraging operating costs, especially advertising and distribution.

The Company has experienced considerable growth in recent years, including the addition of 113 stores in fiscal 2002 (including a single acquisition of 87 stores), 31 in fiscal 2003 and 53 in fiscal 2004. This growth has increased the Company's market presence in the Southwest, primarily in Texas; in the Southeast, primarily in Florida; in the central northern part of the United States, primarily in Ohio, Michigan and Indiana; and in the Northeast, primarily in New York and Pennsylvania. During fiscal 2004, the Company opened its first stores in Connecticut and California. The Company operated 515 stores in 32 states as of December 25, 2004 and has plans to open 60 to 65 stores in fiscal 2005 and 70 to 76 stores in fiscal 2006. The Company has developed a formal site selection process and has identified over 800 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores.

The Company's strategy is generally to lease its new stores. At December 25, 2004, 456 of the Company's 515 stores were leased. Assuming that new stores were leased, the average estimated cash required to open a new store in fiscal 2004 was approximately $750,000 to $1,100,000, the majority of which was for initial acquisition of inventory and capital expenditures (principally leasehold improvements and fixtures and equipment), and approximately $70,000 of which was for pre-opening costs. The store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at the Company's option.

The Company plans to relocate a total of 20 to 25 stores in fiscal 2005 and approximately 20 additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in improved retail areas. The Company has relocated 55 stores since 2001. Management recognizes certain properties have declined in physical appearance and, in certain markets, the retail and traffic flows are shifting. Through relocations, the Company is able to keep much of its existing loyal customer base but expand its overall reach to new customers, thereby growing the business. The cash required to complete a store relocation typically ranged from $300,000 to $600,000 in fiscal 2004, depending on whether the Company was responsible for any renovation or remodeling costs.

ADDITIONAL INFORMATION

The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at WWW.SEC.GOV that contains the reports, proxy and information statements, and other information filed electronically.

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

The Company has posted its code of ethics that is applicable to all employees, including the Company's Chief Executive Officer, Chief Financial Officer and Controller, along with its Corporate Governance Guidelines and the charters of its Audit, Compensation and Corporate Governance Committees of the Board of Directors on the Company's website at WWW.MYTSCSTORE.COM.

ITEM 2.  PROPERTIES

At December 25, 2004, the Company operated 515 stores in 32 states. The Company leases more than 88% of its stores, two of its five distribution centers and its management headquarters. The store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at the Company's option. None of the store leases is individually material to the Company's operations.

Following is a table of store locations by state:

                                Number                                Number
         State                 of Stores        State               of Stores
         -----                 ---------        -----               ---------
         Texas                    70            Arkansas                 8
         Ohio                     63            Oklahoma                 8
         Michigan                 49            Missouri                 7
         Tennessee                34            North Dakota             7
         Indiana                  31            Nebraska                 7
         Pennsylvania             30            West Virginia            7
         Florida                  29            Minnesota                5
         New York                 27            South Dakota             5
         Kentucky                 21            Alabama                  4
         North Carolina           20            Maryland                 4
         Virginia                 19            Wisconsin                4
         Iowa                     10            California               3
         South Carolina           10            Connecticut              2
         Georgia                   9            Mississippi              2
         Illinois                  9            Delaware                 1
         Kansas                    9            Montana                  1
                                                                    -----
                                                   Total              515
                                                                      ===

ITEM 3.  LEGAL PROCEEDINGS

In July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint which alleged breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint sought, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendant's proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deemed proper.

On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. The plaintiff has until March 21, 2005 to file a notice of appeal of the order.

The Audit Committee of the Board of Directors has completed its previously disclosed investigation of the allegations set forth in the derivative lawsuit. The Audit Committee was assisted in its investigation by independent legal counsel and accountants retained by legal counsel. The Audit Committee and its advisors undertook a detailed review of certain accounting and financial statement issues from fiscal year 1999 through fiscal year 2004, including examination of the Company's accounting accruals and reserves for inventory, employee bonuses, payroll-related liabilities and vendor credits. As more fully explained in Note 16 to the consolidated financial statements, the Audit Committee reported the results of its investigation to the Board of Directors and reviewed its findings with management.

Following the December 2004 dismissal of the derivative suit, attorneys representing the plaintiff in the shareholder derivative suit wrote the Company's Board of Directors demanding that the Company commence legal proceedings against the directors and officers whom the plaintiff had unsuccessfully sued for essentially the same matters alleged in the derivative suit. The Company's Board of Directors engaged the independent legal counsel and legal counsel retained the accountants which assisted the Audit Committee in its investigation to advise the Board with respect to the demand. Following a review of the investigation of the allegations set forth in the demand letter and the derivative suit, the non-employee members of the Company's Board of Directors determined that the claims proposed in the demand letter and derivative suit have no merit and that pursuing such claims would not be in the best interests of the Company. Based on this determination, the Company's Board of Directors refused the shareholder's demand to pursue legal action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the Company's fiscal year ended December 25, 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2005.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

       Name                                 Position                                                  Age
       ----                                 --------                                                  ---

Joseph H. Scarlett, Jr.........  Chairman of the Board                                                 62

James F. Wright................  President, Chief Executive Officer and Director                       55

Calvin B. Massmann.............  Senior Vice President-Chief Financial Officer and Treasurer           61

Gerald W. Brase ...............  Senior Vice President-Merchandising                                   51

Stanley L. Ruta................  Senior Vice President-Store Operations                                53

------------------

Joseph H. Scarlett, Jr. has served as Chairman of the Board since 1993 and was Chief Executive Officer of the Company from 1993 through September 2004, having previously served as President and Chief Operating Officer of the Company from 1987 to 1993. Mr. Scarlett has served as a director of the Company since 1982.

James F. Wright has served as President and Chief Executive Officer of the Company since October 2004. Mr. Wright previously served as President and Chief Operating Officer of the Company from October 2000 to October 2004, and as President and Chief Executive Officer of Tire Kingdom, a tire and automotive services retailer, from May 1997 to June 2000. Mr. Wright has served as a director of the Company since 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on The NASDAQ National Market under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The NASDAQ National Market (as adjusted for a 2:1 stock split effective August 21, 2003) for each fiscal quarter of the periods indicated:
                                             PRICE RANGE
                        --------------------------------------------------------
                                  2004                             2003
                        -------------------------     --------------------------
                            HIGH          LOW             HIGH            LOW
                        ------------  -----------     ------------  ------------
        First Quarter   $     45.82   $     37.30     $      22.03    $    14.69
        Second Quarter  $     42.97   $     33.38     $      26.60    $    16.14
        Third Quarter   $     42.13   $     32.30     $      38.10    $    23.03
        Fourth Quarter  $     36.99   $     30.24     $      44.87    $    31.35

As of January 31, 2005, the approximate number of record-holders of the Company's Common Stock was 150 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of the Company's Common Stock was 17,000.

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

There were no stock repurchases by the Company in the fourth quarter of fiscal 2004.

ITEM 6.  SELECTED FINANCIAL DATA

              FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The following selected financial data are derived from the consolidated financial statements of the Company. Fiscal years 2000 through 2003 have been restated to reflect adjustments that are further discussed in Note 2, "Restatement of Financial Statements," in the Notes to Consolidated Financial Statements which are included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. All fiscal years presented below contain 52 weeks. The following table provides summary historical financial information for the periods ended and as of the dates indicated (in thousands, except per share and selected operating data):

                                                      2004          2003         2002         2001          2000
                                                   -----------  -----------  -----------  -----------   -----------
OPERATING RESULTS:
Net sales........................................  $ 1,738,843  $ 1,472,885  $ 1,209,990  $   849,799   $   759,037
Gross margin ....................................      524,687      448,900      342,187      228,344       200,407
Selling, general and administrative expenses.....      395,955      331,630      259,733      177,916       156,673
Depreciation and amortization....................       27,186       21,597       17,970       12,092        10,663
                                                   -----------  -----------  -----------  -----------   -----------

Income from operations...........................      101,546       95,673       64,484       38,336        33,071
Interest expense, net............................        1,440        3,444        4,707        4,494         6,387
Unusual item: gain on life insurance.............           --           --           --        2,173            --
                                                   -----------  -----------  -----------  -----------   -----------

Income before income taxes and cumulative effect
  of accounting change...........................      100,106       92,229       59,777       36,015        26,684
Income tax provision.............................       36,037       34,647       21,612       10,746        10,835
                                                   ------------------------  -----------  -----------   -----------

Net income before cumulative effect of
  accounting change..............................       64,069       57,582       38,165       25,269        15,849
Cumulative effect of accounting change, net of
  income taxes (a)...............................           --       (1,888)          --           --            --
                                                   -----------  -----------  -----------  -----------   -----------
Net income.......................................  $    64,069  $    55,694  $    38,165  $    25,269   $    15,849
                                                   ===========  ===========  ===========  ===========   ===========

Net income per share - basic, before cumulative
  effect of change in accounting principle (b)...  $      1.68  $      1.55  $      1.06  $      0.72   $      0.45
Cumulative effect of accounting change, net of
  income taxes...................................           --        (0.05)          --           --            --
                                                   -----------  -----------  -----------  -----------   -----------
Net income per share - basic, after cumulative
  effect of change in accounting principle.......  $      1.68  $      1.50  $      1.06  $      0.72   $      0.45
                                                   ===========  ===========  ===========  ===========   ===========

Net income per share - assuming dilution before
  cumulative effect of change in accounting
  principle (b)..................................  $      1.57  $      1.43  $      0.97  $      0.70   $      0.45
Cumulative effect of accounting change, net of
  income taxes...................................           --        (0.05)          --           --            --
                                                   -----------  -----------  -----------  -----------   -----------
Net income per share - assuming dilution, after
  cumulative effect of change in accounting
  principle......................................  $      1.57  $      1.38  $      0.97  $      0.70   $      0.45
                                                   ===========  ===========  ===========  ===========   ===========

Adjusted weighted average shares for dilutive
  earnings per share.............................       40,689       40,271       39,277       36,163        35,121
                                                   ===========  ===========  ===========  ===========   ===========

Dividends per share..............................           --           --           --           --            --
                                                   ===========  ===========  ===========  ===========   ===========

OPERATING DATA (PERCENT OF NET SALES):
Gross margin ....................................        30.2%        30.5%        28.3%        26.9%         26.4%
Selling, general and administrative expenses.....        22.8%        22.5%        21.5%        20.9%         20.6%
Income from operations ..........................         5.8%         6.5%         5.3%         4.5%          4.4%
Net income before cumulative effect of change
  in accounting principle........................         3.7%         3.9%         3.1%         3.0%          2.1%

                                                   2004          2003         2002         2001          2000
                                                -----------  -----------  -----------  -----------   -----------
PRO-FORMA AMOUNTS, ASSUMING THE CHANGE IN
  ACCOUNTING PRINCIPLE IS APPLIED
  RETROACTIVELY (C):
Gross margin..................................  $   524,687  $   448,900  $   373,895  $   247,364   $   216,282
Selling, general and administrative expenses..      395,955      331,630      293,132      197,003       172,803
Income from operations........................      101,546       95,673       62,793       38,269        32,816
Net income....................................       64,069       57,582       37,085       25,227        15,698
Net income per share - basic..................  $      1.68  $      1.55  $      1.03  $      0.71   $      0.45

Net income per share - assuming dilution......  $      1.57  $      1.43  $      0.94  $      0.70   $      0.45

PRO-FORMA OPERATING DATA ASSUMING THE CHANGE
  IN ACCOUNTING PRINCIPLE IS APPLIED
  RETROACTIVELY (PERCENT TO SALES(C)):
Gross margin..................................        30.2%        30.5%        30.9%        29.1%         28.5%
Selling, general and administrative expenses..        22.8%        22.5%        24.2%        23.2%         22.8%
Income from operations........................         5.8%         6.5%         5.2%         4.5%          4.3%
Net income....................................         3.7%         3.9%         3.1%         3.0%          2.1%

NUMBER OF STORES:
Beginning of year.............................          463          433          323          305           273
New stores opened.............................           53           31          113           18            35
Closed stores.................................           (1)          (1)          (3)          --            (3)
                                                -----------  -----------  -----------  -----------   -----------
End of year...................................          515          463          433          323           305
                                                ===========  ===========  ===========  ===========   ===========

Number of stores relocated during year........           20           18           16            1             1
Number of stores remodeled (d)................            5            3            8            4            --
Capital expenditures..........................  $    92,989  $    49,982  $    67,094  $    14,464   $    18,953
Same-store sales increase (e).................         9.9%         7.0%         9.6%         3.8%          0.4%
Average sales per store (000's)  (f)..........  $     3,568  $     3,255  $     3,045  $     2,699   $     2,603
Average ticket................................  $     39.83  $     38.05  $     37.95  $     37.87   $     37.67
Average number of daily transactions per
  store.......................................          248          237          222          197           191
Total employees...............................        7,200        6,400        6,000        4,200         4,000

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...............................  $   216,809  $   181,225  $   143,655  $   124,580   $   135,404
Total assets..................................      678,485      538,270      462,857      342,935       336,376
Long-term debt, less current portion (g)......       34,744       21,210       35,705       23,157        62,950
Stockholders' equity..........................      370,584      290,991      224,262      178,315       152,560

----------------------
(a) The Company adopted Emerging Issues Task Force No. 02-16 ("EITF 02-16") which changed its method of accounting for consideration received from vendors whereby such consideration is considered a reduction of inventory cost as opposed to a reduction of selling, general and administrative costs. As a result, the Company recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.
(b) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.
(c) The pro-forma results provide a summary of gross margin, selling, general and administrative expenses and net income as if the adoption of EITF 02-16 had occurred prior to December 30, 2000. See Note 3 to Consolidated Financial Statements for further information.
(d)  Reflects remodelings costing more than $150,000.
(e) Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.
(f) Average sales per store are calculated based on the weighted average number of days open in the applicable period.
(g) Long-term debt includes borrowings under the Company's revolving credit agreement and term loan agreement and amounts outstanding under its capital lease obligations, excluding the current portions of each.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is the largest operator of retail farm and ranch stores in the United States, focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company's stores currently range in size from approximately 7,000 to 23,000 square feet of inside selling space and also utilize outside selling space. Currently, the Company is developing stores utilizing one of five standard prototypes. These prototypes typically range in size from 17,000 square feet of inside selling space to 18,700 square feet of inside selling space and all prototypes utilize outside selling space. The Company also utilizes existing store structures which typically range in size from 17,000 to 19,000 square feet of inside selling space and also utilize outside selling space. The Company operated 515 retail farm and ranch stores in 32 states as of December 25, 2004.

The fiscal year of the Company includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year began. Each of the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 contain 52 weeks. (Fiscal 2005 will be a 53-week year.)

The Company's current and long-term growth strategy is to (1) expand geographic market presence, through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy, supported by strong customer service, and (3) leverage operating costs, especially advertising and distribution.

The Company has experienced considerable growth in recent years, including the addition of 113 stores in fiscal 2002, including a single acquisition of 87 stores, 31 in fiscal 2003 and 53 in fiscal 2004. This growth has increased the Company's market presence in the Southwest, primarily in Texas; in the Southeast, primarily in Florida; in the central northern part of the United States, primarily in Ohio, Michigan and Indiana; and in the Northeast, primarily in New York and Pennsylvania. During fiscal 2004, the Company opened its first stores in Connecticut and California. The Company operated 515 stores in 32 states as of December 25, 2004 and has plans to open 60 to 65 stores in fiscal 2005 and 70 to 76 stores in fiscal 2006. The Company believes it has developed a proven method for selecting store sites and has identified over 800 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores. The Company plans to relocate a total of 20 to 25 stores in fiscal 2005 and additional stores each year over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in improved retail areas. The Company has relocated 55 stores since 2001.

The Company has placed significant emphasis on its merchandising programs, evaluating the sales and profitability of its products through detailed line reviews, review of vendor performance measures and modification of the overall product offerings. These efforts, coupled with a strong marketing program and in-depth product knowledge training of store employees, have enhanced sales and financial performance.

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In light of this letter, the Company's management initiated a review of its lease-related accounting methods and determined that the Company's methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended December 27, 2003 and December 28, 2002, and the first three quarters of fiscal 2004 included in this Report.

Previously the Company had amortized its leasehold improvements over the shorter of (1) the estimated life of the asset, or (2) the lease term, including the first five-year renewal option for initial term leases of 10 years or less. Management determined that the appropriate interpretation of the lease term under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") is the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms associated with leasehold improvements whose useful lives included the option period, while expected, were not reasonably assured under SFAS 13. Accordingly, the Company accelerated the amortization of those leasehold improvements to coincide with the end of the fixed noncancellable term of the lease.

Additionally, the Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of the related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to selling, general and administrative expenses in the consolidated statements of income and included as an additional cost component of capital expenditures in investing activities in the consolidated statements of cash flows.

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the intended use of the property. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (typically two to six months prior to store opening). The correction of this error requires the Company to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust retained earnings in the consolidated balance sheets, as well as to restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

The cumulative effect of these corrections is a reduction to retained earnings of $3.0 million (net of taxes of $1.7 million) as of the beginning of fiscal 2002 and reductions to retained earnings of $1.3 million (net of taxes of $0.8 million), $0.8 million (net of taxes of $0.4 million) and $0.6 million (net of taxes of $0.4 million) for the fiscal years ended 2004, 2003 and 2002, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on the Company's consolidated balance sheet as of December 27, 2003, as well as the Company's consolidated statements of income and cash flows for fiscal years 2003 and 2002. The accompanying discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.

SEASONALITY AND WEATHER

The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. The Company typically operates at approximately break even in the first fiscal quarter of each year. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect the Company's sales. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

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

QUARTERLY FINANCIAL DATA

As more fully discussed in Note 2 to the consolidated financial statements, the Company changed its accounting methods for the amortization of leasehold improvements, leasehold improvements funded by landlord incentives, and rent expense prior to commencement of operations and rent payments. The Company's unaudited quarterly operating results for each fiscal quarter of 2004 and 2003, restated to reflect this change, are shown below (in thousands, except per share amounts):

                                                       FIRST       SECOND        THIRD       FOURTH
2004                                                  QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
----                                                 ---------    ---------    ---------    ---------    ----------
Net sales                                            $ 330,554    $ 525,919     $426,384     $455,986    $1,738,843
Gross margin                                            99,169      160,543      119,576      145,399       524,687
Income from operations                                   5,887       49,241       12,128       34,290       101,546
Net income                                               3,445       31,004        7,612       22,008        64,069

Net income per share:
     Basic                                           $    0.09    $    0.81     $   0.20     $   0.58    $     1.68
     Diluted                                         $    0.08    $    0.76     $   0.19     $   0.54    $     1.57

Same-store sales increase                                12.4%        10.0%        10.1%         7.7%          9.9%


                                                       FIRST       SECOND        THIRD       FOURTH
2003                                                  QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
----                                                 ---------    ---------    ---------    ---------    ----------
Net sales                                            $ 273,760   $  449,391   $  361,204    $ 388,530    $1,472,885
Gross margin                                            80,797      136,292      109,233      122,578       448,900
Income from operations                                   3,957       43,759       19,626       28,331        95,673
Net income before cumulative effect of
 accounting change                                       1,858       27,121       11,900       16,703        57,582
Net income including cumulative effect of
  accounting change                                        (30)      27,121       11,900       16,703        55,694

Net income per share, before cumulative
  effect of accounting change:
     Basic                                           $    0.05   $     0.73   $     0.32    $    0.45    $     1.55
     Diluted                                         $    0.05   $     0.68   $     0.29    $    0.41    $     1.43
Net income per share, including cumulative
  effect of accounting change:
     Basic                                           $    0.00   $     0.73   $     0.32    $    0.45    $     1.50
     Diluted                                         $    0.00   $     0.68   $     0.29    $    0.41    $     1.38

Same-store sales increase                                 3.9%         1.2%        13.7%         9.6%          7.0%

The previously reported unaudited quarterly operating results for each fiscal quarter of 2004 and 2003 are shown below (in thousands, except per share amounts):

                                                       FIRST       SECOND        THIRD       FOURTH
2004                                                  QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
----                                                 ---------    ---------    ---------    ---------    ----------
Net sales                                            $ 330,554    $ 525,919     $426,384     $455,986    $1,738,843
Gross margin                                            99,169      160,543      119,576      145,399       524,687
Income from operations                                   6,475       49,823       12,660       34,711       103,669
Net income                                               3,821       31,376        7,952       22,257        65,406

Net income per share:
     Basic                                           $    0.10    $    0.82     $   0.21     $   0.58    $     1.71
     Diluted(a)                                      $    0.09    $    0.77     $   0.20     $   0.55    $     1.61

Same-store sales increase                                12.4%        10.0%        10.1%         7.7%          9.9%

(a) Due to a miscalculation in the determination of diluted shares, the Company previously reported diluted shares of 41,812,000, 41,828,000 and 41,756,000 for the first, second and third quarters of fiscal 2004 which resulted in diluted earnings per share of $0.09, $0.75, and $0.19, respectively. The table above reflects revised diluted shares of 40,722,000, 40,713,000, and 40,703,000 for the first, second and third quarters of fiscal 2004, respectively.

                                                       FIRST       SECOND        THIRD       FOURTH
2003                                                  QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
----                                                 ---------    ---------    ---------    ---------    ----------
Net sales                                            $ 273,760   $  449,391   $  361,204    $ 388,530    $1,472,885
Gross margin                                            80,797      136,292      109,233      122,578       448,900
Income from operations                                   4,205       44,186       19,993       28,543        96,927
Net income before cumulative effect of
  accounting change                                      2,013       27,387       12,129       16,860        58,389
Net income including cumulative effect of
  accounting change                                  $     125   $   27,387   $   12,129    $  16,860    $   56,501

Net income per share, before cumulative
  effect of accounting change:
     Basic                                           $    0.05   $     0.74   $     0.33    $    0.45    $     1.57
     Diluted                                         $    0.05   $     0.68   $     0.30    $    0.42    $     1.45
Net income per share, including cumulative
  effect of accounting change:
     Basic                                           $    0.00   $     0.74   $     0.33    $    0.45    $     1.52
     Diluted                                         $    0.00   $     0.68   $     0.30    $    0.42    $     1.40

Same-store sales increase                                 3.9%         1.2%        13.7%         9.6%          7.0%

As a result of a two-for-one stock split, stockholders of record as of August 4, 2003 received one additional share of stock for each outstanding share. The par value of the Company's common stock remained $0.008. All share and per share data included above and in the consolidated financial statements and notes thereto has been restated to give effect to the stock split.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales. The table reflects actual and pro-forma information. The pro-forma information provides results as if the fiscal 2003 adoption of EITF 02-16 had occurred prior to fiscal 2002. (See Note 3 to the Consolidated Financial Statements for further information.)

                                                                                              (PRO-FORMA)
                                                     2004     2003     2002              2004     2003     2002
                                                    ------   ------   ------            ------   ------   ------
Net sales                                           100.0%   100.0%   100.0%            100.0%   100.0%   100.0%
Cost of merchandise sold                             69.8     69.5     71.7              69.8     69.5     69.1
                                                    ------   ------   ------            ------   ------   ------
Gross margin                                         30.2     30.5     28.3              30.2     30.5     30.9
Selling, general and administrative expenses         22.8     22.5     21.5              22.8     22.5     24.2
Depreciation and amortization                         1.6      1.5      1.5               1.6      1.5      1.5
                                                    ------   ------   ------            ------   ------   ------
Income from operations                                5.8      6.5      5.3               5.8      6.5      5.2
Interest expense, net                                 0.1      0.2      0.4               0.1      0.2      0.4
                                                    ------   ------   ------            ------   ------   ------
Income before income taxes                            5.7      6.3      4.9               5.7      6.3      4.8
Income tax provision                                  2.0      2.4      1.8               2.0      2.4      1.7
                                                    ------   ------   ------            ------   ------   ------
Net income before cumulative effect of
  accounting change                                   3.7      3.9      3.1               3.7      3.9      3.1
Cumulative effect of accounting change                 --      0.1       --                --       --       --
                                                    ------   ------   ------            ------   ------   ------
Net income                                            3.7%     3.8%     3.1%              3.7%     3.9%     3.1%
                                                    ======   ======   ======            ======   ======   ======

FISCAL 2004 COMPARED TO FISCAL 2003

Net sales increased 18.1% to $1,738.8 million in fiscal 2004 from $1,472.9 million in fiscal 2003. This increase resulted from the opening of new stores as well as a same-store sales improvement of 9.9%. The Company's favorable performance versus prior year was driven primarily by the opening of 53 new stores, market share gains in certain markets, continued improvement in merchandising programs and successful implementation of new initiatives in presentation, purchasing and product selection. Same-store sales increases were generally experienced across all product lines, with equine, pet and animal products representing the strongest category. The Company's average ticket increased 4.7% to $39.83 for the twelve months ended fiscal 2004. Increased average transaction counts also contributed to the increase in same-store sales. The same-store sales increase includes an approximate 2.6% gain for fiscal year 2004 which is attributed to increases in selling prices resulting from rising steel, grain and petroleum-related product costs.

In fiscal 2004, the Company opened 53 new stores (compared to 31 in the prior year), relocated 20 stores (compared to 18 in the prior year) and closed one store (compared to one in the prior year).

As a percent of sales, gross margin decreased 30 basis points to 30.2% for fiscal 2004 from 30.5% for fiscal 2003. Gross margin was negatively impacted primarily by higher than anticipated freight costs (caused primarily by increased fuel costs and demand in the freight industry) and absorption of some of the impact of higher steel and other commodity costs. The impact of cost increases was partially recovered through higher selling prices.

As a percent of sales, selling, general and administrative ("SG&A") expenses were 22.8% and 22.5% for fiscal 2004 and 2003, respectively. The loss in SG&A leverage was due primarily to approximately $3.2 million in expenses incurred for the consolidation and relocation of the Company's Store Support Center. Additionally, new store openings trailed behind schedule during the middle of the year, resulting in a reduction of sales leverage for related expenses.

Depreciation and amortization expense increased 25.9% in fiscal 2004 over the prior year due mainly to costs associated with new and relocated stores, remodeled existing stores and new distribution facilities.

Net interest expense decreased 58.2% in fiscal 2004 from the prior year. This decrease reflects stronger cash flow and less cash requirements for store openings, which resulted in reduced average long-term borrowings under the Company's revolving credit agreement.

The Company's effective tax rate was 36.0% for fiscal 2004 compared to 37.6% in the prior year, resulting primarily from a lower effective state income tax rate due to the allocation of income by state.

As a result of the foregoing factors, net income for fiscal 2004 increased to $64.1 million, or $1.57 per diluted share, compared to net income of $55.7 million, or $1.38 per diluted share, in the prior year. Exclusive of the cumulative effect of the change in 2003 in the Company's method of accounting for consideration received from vendors, net income for fiscal 2003 was $57.6 million or $1.43 per diluted share. The increase in net income for fiscal 2004 is primarily a result of the factors discussed above and leveraging operating costs with the opening of new stores.

FISCAL 2003 COMPARED TO FISCAL 2002

Net sales increased 21.7% to $1,472.9 million in fiscal 2003 from $1,210.0 million in fiscal 2002. This increase resulted from the opening of new stores as well as a same-store sales improvement of 7.0%. The Company's favorable performance versus prior year was driven primarily by the opening of 31 new stores, market share gains in certain markets, continued improvement in merchandising programs, improved in-store execution and the first full year of operations for the 113 stores opened in fiscal 2002. In fiscal 2003, the Company opened 31 new stores (compared to 113 in the prior year), closed one store (compared to three in the prior year) and relocated 18 stores (compared to 16 in the prior year). The Company substantially expanded its store base during 2002 due to its purchase of property and lease rights from Quality Stores, Inc.

As a percent of sales, gross margin increased 220 basis points to 30.5% for fiscal 2003 from 28.3% for fiscal 2002. Assuming the provisions of EITF 02-16 had been applied prior to fiscal 2002, fiscal 2003 gross margin would have decreased 40 basis points from 30.9% in fiscal 2002. The majority of this decline is attributable to a return to a more normal level of vendor funding in fiscal 2003. Specifically, vendors provided additional funds in fiscal 2002 in connection with the opening of 87 new stores as a result of the purchase of certain properties and lease rights from Quality Stores, Inc.

As a percent of sales, SG&A expenses were 22.5% and 21.5% for fiscal 2003 and 2002, respectively. Assuming the provisions of EITF 02-16 had been applied prior to fiscal 2002 and exclusive of non-recurring expansion costs of $10.7 million experienced in fiscal 2002 (these costs include pre-opening transition and training costs related to the 87 new stores, costs for store relocations and three store closings as a result of the purchase of the aforementioned properties and lease rights from Quality Stores, Inc.), fiscal 2003 SG&A expenses as a percent of sales decreased 80 basis points from 23.3% for fiscal 2002. This decrease is primarily a result of controlled spending and greater leverage from increased sales.

Depreciation and amortization expense increased 20.2% in fiscal 2003 over the prior year due mainly to costs associated with new and relocated stores, as well as remodeled existing stores.

Net interest expense decreased 26.8% in fiscal 2003 over the prior year. This decrease reflects stronger cash flow and less cash requirements for store openings, which resulted in reduced average long-term borrowings under the Company's revolving credit agreement.

The Company's effective tax rate increased to 37.6% for fiscal 2003 compared with 36.2% for fiscal 2002. This increase is due to increased income in states with higher tax rates.

As a result of the foregoing factors, net income for fiscal 2003 increased to $55.7 million, or $1.38 per diluted share, compared to net income of $38.2 million, or $0.97 per diluted share, in the prior year. Exclusive of the cumulative effect of the accounting change, net income for fiscal 2003 was $57.6 million or $1.43 per diluted share. This increase is primarily a result of increased leverage from increased sales at both new and existing stores. Additionally, certain store expansion costs incurred in the Company's significant expansion in 2002, which was primarily the result of the purchase of property and lease rights from Quality Stores, Inc. in the first quarter of 2002, were non-recurring. The expansion increased the size of the Company by over 25% and was completed in a very compressed timeframe. As such, the Company incurred significant incremental costs to achieve the state of readiness required to enable all stores to open within the desired time frame and such costs are not considered by management to be indicative of normal pre-opening or recurring expenses. Management believes that disclosing the effect of the significant 2002 store expansion improves the investor's ability to reasonably evaluate the Company's longer-term business trends.

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

The following Pro-forma financial information for the fiscal year ended December 28, 2002 reflects the impact of EITF 02-16 as if it had been adopted prior to fiscal 2002 (in thousands, except per share amounts):

                                                       AS REPORTED                             PRO-FORMA
                                               --------------------------             -------------------------
                                                                    % OF                                   % OF
                                                                   SALES                                  SALES
                                                                   -----                                  -----
Net sales                                      $   1,209,990        100.0%            $   1,209,990      100.0%
Cost of merchandise sold                             867,803         71.7                   836,095       69.1
                                               -------------      -------             -------------     ------
Gross margin                                         342,187         28.3                   373,895       30.9
Selling, general and administrative expenses         259,733         21.5                   293,132       24.2
Depreciation and amortization                         17,970          1.5                    17,970        1.5
                                               -------------      -------             -------------     ------
Income from operations                                64,484          5.3                    62,793        5.2
Interest expense, net                                  4,707          0.4                     4,707        0.4
                                               -------------      -------             -------------     ------
Income before income taxes                            59,777          4.9                    58,086        4.8
Income tax provision                                  21,612          1.8                    21,001        1.7
                                               -------------      -------             -------------     ------
Net income                                     $      38,165          3.1%            $      37,085        3.1%
                                               =============      =======             =============     ======

Net income per share:
         Basic                                 $       1.06                           $        1.03
         Diluted                               $       0.97                           $        0.94
Weighted average shares outstanding:
         Basic                                       36,112                                  36,112
         Diluted                                     39,277                                  39,277

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement, capital and operating leases and normal trade credit. The Company's inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons, respectively.

WORKING CAPITAL

At December 25, 2004, the Company had working capital of $216.8 million, a $35.5 million increase from December 27, 2003. This increase is primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                       2004         2003        VARIANCE
Current assets:
  Cash and cash equivalents                         $     28.9    $    20.0    $      8.9
  Inventories                                            385.1        324.5          60.6
  Prepaid expenses and other current assets               30.5         27.6           2.9
  Other, net                                              13.9         11.1           2.8
                                                    ----------    ---------    ----------
                                                         458.4        383.2          75.2
                                                    ----------    ---------    ----------
Current liabilities:
  Accounts payable                                  $    147.9    $   131.6    $     16.3
  Accrued expenses                                        92.8         70.0          22.8
  Other, net                                               0.9          0.3           0.6
                                                    ----------    ---------    ----------
                                                         241.6        201.9          39.7
                                                    ----------    ---------    ----------

Working capital                                     $    216.8    $   181.3    $     35.5
                                                    ==========    =========    ==========

The increases in cash and cash equivalents, prepaid expenses and other current assets, and accrued expenses is generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments.

The increase in inventories and related increase in accounts payable resulted primarily from additional inventory for new stores and an increase in average inventory per store due to increased sales expectations and increased cost of certain products containing steel, grain or petroleum. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

BORROWINGS AND CREDIT FACILITIES

In November 2000, the Company entered into a three-year unsecured senior revolving credit agreement with Bank of America, N.A., as agent for a lender group, whereby the Company was permitted to borrow up to $125 million. In August 2002, the Company entered into a replacement credit agreement with Bank of America, N.A., as agent for a lender group (the "Credit Agreement"), expanding the maximum available borrowing from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The outstanding borrowings under the Credit Agreement totaled $32.3 million at December 25, 2004 and $19.4 million at December 27, 2003. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit, of which $12.7 million and $8.1 million were outstanding at December 25, 2004 and December 27, 2003, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (5.25% at December 25, 2004) or the London Inter-Bank Offer Rate ("LIBOR") (2.42% at December 25, 2004) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 25, 2004). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 25, 2004) and adjusted quarterly based on Company performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. The Company was in compliance with all covenants at December 25, 2004.

The Credit Agreement was amended on January 28, 2004 and September 30, 2004. Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures. The January 2004 amendment extended the maturity to February 28, 2007 and the September 2004 amendment extended the maturity to February 27, 2008.

SOURCES AND USES OF CASH

The Company's primary source of liquidity is cash provided by operations. Principal uses of cash for investing and financing activities are capital expenditures and payments on debt, respectively. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in thousands):

                                                                          2004           2003         2002
                                                                        --------       --------      ------
       Net cash provided by operations                                   $  77.1       $   63.9      $  47.2
       Net cash used in investing activities                               (87.3)         (43.4)       (63.2)
       Net cash provided by (used in) financing activities                  19.2          (14.3)        20.8
                                                                         -------       --------     --------
            Net increase in cash and cash equivalents                    $   9.0       $    6.2     $    4.8
                                                                         =======       ========     ========

OPERATING ACTIVITIES

The $13.2 million increase in net cash provided by operations in fiscal 2004 over fiscal 2003 is primarily due to changes in the following operating activities (in millions):

                                                                   2004          2003        VARIANCE
                                                                 --------      ---------     --------
Net income                                                      $     64.1     $    55.7     $    8.4
Depreciation and amortization                                         27.2          21.6          5.6
Deferred income taxes                                                 (4.6)          6.6        (11.2)
Inventories and accounts payable                                     (44.2)        (21.6)       (22.6)
Prepaid expenses and other current assets                             (2.2)        (10.8)         8.6
Accrued expenses                                                      22.7           7.0         15.7
Other, net                                                            14.1           5.4          8.7
                                                                 ---------     ---------     --------
    Net cash provided by operations                             $     77.1     $    63.9     $   13.2
                                                                ==========     =========     ========

The increase in net cash provided by operations in fiscal 2004 compared with fiscal 2003 is primarily due to the improvement in net earnings (exclusive of depreciation and amortization), offset by a net increase in inventory and accounts payable. Increases in prepaid expenses and other current assets and accrued expenses also contributed to the growth in cash provided by operations. These increases were primarily due to the growth in the Company's business during the year and the timing of payments.

The $16.7 million increase in net cash provided by operations in fiscal 2003 from fiscal 2002 is primarily due to changes in the following operating activities (in millions):

                                                                   2003          2002        VARIANCE
                                                                ----------    ----------     --------
Net income                                                      $     55.7    $     38.2     $   17.5
Depreciation and amortization                                         21.6          18.0          3.6
Deferred income taxes                                                  6.6          (4.3)        10.9
Inventories and accounts payable                                     (21.6)        (33.4)        11.8
Prepaid expenses and other current assets                            (10.8)          0.3        (11.1)
Accrued expenses                                                       7.0          22.4        (15.4)
Other, net                                                             5.4           6.0         (0.6)
                                                                ----------    ----------     --------
    Net cash provided by operations                             $     63.9    $     47.2     $   16.7
                                                                ==========    ==========     ========

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

INVESTING ACTIVITIES

Investing activities used $87.3 million, $43.4 million, and $63.2 million in fiscal 2004, 2003 and 2002, respectively. The majority of this cash requirement relates to the Company's capital expenditures.

The Company's significant store expansion, coupled with required investment in infrastructure costs, required the following capital expenditures (in thousands):

                                                                   2004          2003          2002
                                                                 ---------    ---------     ---------
New and relocated stores and stores not yet opened               $  30,758    $  18,990      $ 61,278
Existing stores                                                     10,033        9,829         4,193
Distribution center capacity and improvements                       41,024       17,217           417
Information technology                                               9,105        3,320         1,055
Corporate and other                                                  2,069          626           151
                                                                 ---------    ---------     ---------
                                                                 $  92,989    $  49,982     $  67,094
                                                                 =========    =========     =========

The Company's long-term growth strategy anticipates continued geographic market expansion, further concentration within existing markets and additional investment in distribution facilities. This growth will require continuing investment in information technology and people. The costs reflected are typically building improvements as the Company leases the majority of its facilities. The Company currently estimates that capital expenditures will be approximately $81.7 million in fiscal 2005, as follows (in thousands):

     New and relocated stores and stores not yet opened          $  40,200
     Existing stores                                                16,700
     Distribution center capacity and improvements                  20,800
     Information technology                                          3,300
     Corporate and other                                               700
                                                                 ---------
                                                                 $  81,700
                                                                 =========

FINANCING ACTIVITIES

Financing activities provided $19.2 million, used $14.3 million, and provided $20.8 million in fiscal 2004, 2003 and 2002, respectively, largely as a result of borrowing requirements created by operations, partially offset by proceeds received from the issuance of stock under stock incentive programs.

The Company believes that its cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings, relocations and renovations, over the next several years.

SIGNIFICANT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects the Company's future obligations and commitments as of December 25, 2004 (in thousands):

                                                                      PAYMENT DUE BY PERIOD
                                      --------------------------------------------------------------------------
                                         TOTAL
                                      CONTRACTUAL      LESS THAN                                      MORE THAN
                                      OBLIGATIONS       1 YEAR        1-3  YEARS     4-5  YEARS        5 YEARS
                                      -----------     -----------     ----------     ----------      -----------
       Long term debt  (a)             $   32,279     $       --      $       --     $   32,279       $      --
       Operating leases                   736,030         73,094         142,416        126,640         393,880
       Capital leases (b)                   6,135          1,037           1,441            572           3,085
       Purchase obligations (c)               908            434             474             --              --
                                       ----------     ----------      ----------     ----------       ---------
                                       $  775,352     $   74,565      $  144,331     $  159,491       $ 396,965
                                       ==========     ==========      ==========     ==========       =========

(a) Long term debt balances represent principal maturities, excluding interest. At December 25, 2004, this entire amount relates to the Company's Credit Agreement.
(b)  Capital lease obligations include related interest.
(c) The amounts for purchase obligations include commitments for data transfer for information technology use.

The Company has outstanding standby letters of credit of $12.7 million as of December 25, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The extent of the Company's off-balance sheet arrangements is operating leases and outstanding letters of credit. The balances for these arrangements are discussed above. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows the Company to utilize financial capital to operate the business rather than maintain assets. Letters of credit allow the Company to purchase inventory in a timely manner.

KNOWN TRENDS, EVENTS, DEMANDS, COMMITMENTS AND UNCERTAINTIES

LITIGATION AND INTERNAL INVESTIGATION

In July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint which alleged breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint sought, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendant's proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deemed proper.

On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. The plaintiff has until March 21, 2005 to file a notice of appeal of the order.

The Audit Committee of the Board of Directors has completed its previously disclosed investigation of the claims set forth in the derivative lawsuit. In July 2004, shortly after the Company learned of the derivative lawsuit, the Board of Directors directed the Audit Committee to conduct an investigation of the allegations. These allegations concerned the Company's accounting accruals and reserves for inventory, employee bonuses, payroll-related liabilities and vendor credits. The Audit Committee promptly retained independent legal counsel with no prior connection to the Company to assist the Audit Committee in evaluating these issues. The Audit Committee and its advisors were provided with full access to Company employees and documents. During the course of the Audit Committee's investigation, independent counsel, with the assistance of accountants that they retained, interviewed Company employees, met with the Company's external auditors, and reviewed a substantial amount of documentation related to the issues described above. The Audit Committee later expanded the review to encompass the Company's other reserves or accruals that involved management judgment.

Based on the investigation of the allegations described above, the Audit Committee determined that there were no material errors requiring restatement of the Company's previously reported financial statements as they relate to such matters and found no evidence of fraud or misconduct by any of the Company's employees. In reaching its conclusion that restatement of the Company's previously reported financial statements was not required, the Audit Committee considered (1) the impact of the documentation insufficiencies and/or errors on each of the periods affected, (2) the lack of any material changes in prior period trends or earnings, (3) the nature of the documentation insufficiencies and errors, and (4) the age of financial statements impacted. The Audit Committee has reported its findings to the Company's Board of Directors and management, both of whom concurred with the Audit Committee's determination. The Company's external auditors have also concurred with the determination.

While the Audit Committee determined that restatement of the Company's prior reported financial statements was not required for such matters, the Audit Committee found the following documentation insufficiencies and/or errors:

        o In fiscal 2000, management calculated a total accrual of $4.3 million for the Company's excess and slow moving inventory valuation reserve. A $1.0 million portion of this reserve (representing approximately 0.5% of the total year end inventory balance) relating to costs anticipated to be incurred to move inventory from one store location to another was not sufficiently supported. In fiscal 2001, the rationale and calculation of this portion of the reserve was changed to a mechanical formula, but a $0.8 million portion of the reserve (representing 0.4% of the total year end inventory) was still not sufficiently supported. By the third quarter of fiscal 2002, the entire inventory valuation reserve was properly supported.

        o Due to larger than typical performance based bonuses in fiscal 2002, the maximum limits on certain fringe benefits were met, resulting in a lower than estimated fringe benefit expense being incurred. This circumstance resulted in the year-end estimate being overstated by $790,000. Also, due to forfeitures resulting from employee terminations after the end of year, the Company's ultimate incentive payments for fiscal 2002 were reduced by $137,000. The combination of these two circumstances resulted in the Company's incentive expense for the first quarter of fiscal 2003 being reduced by $927,000.

        o In estimating certain payroll-related liabilities for fiscal 1999 through the second quarter of fiscal 2004, management did not sufficiently document its rationale and support for certain judgments concerning estimated claims incurred but not reported for medical costs, workers' compensation and general liability. Since the second quarter of fiscal 2004, the rationale and support for these liabilities have been fully documented.

The Audit Committee concluded that the items addressed above have been fully corrected, also noting that management has dedicated additional accounting and other resources to these areas to further enhance controls.

Following the December 2004 dismissal of the derivative suit, attorneys representing the plaintiff in the shareholder derivative suit wrote the Company's Board of Directors demanding that the Company commence legal proceedings against the directors and officers whom the plaintiff had unsuccessfully sued for essentially the same matters alleged in the derivative suit. The Company's Board of Directors engaged the independent legal counsel and legal counsel retained the accountants which assisted the Audit Committee in its investigation of the allegations in the derivative suit to advise the Board with respect to the demand. Following a review of the investigation of the allegations set forth in the demand letter and the derivative suit, the non-employee members of the Company's Board of Directors determined that the claims proposed in the demand letter and derivative suit have no merit and that pursuing such claims would not be in the best interests of the Company. Based on this determination, the Company's Board of Directors refused the shareholder's demand to pursue legal action.

SELF INSURANCE

During the third fiscal quarter of 2004, the Company determined, through assistance with insurance industry analysts, that one of its former insurance carriers appears insolvent. The carrier insures the Company for both workers' compensation and general liability claims for policy years 1999 through 2001. The Company's exposure to related claims are at risk of not being limited to previously established stop-loss aggregates. A charge of $0.5 million was recognized in the current year for the estimated additional cost to the Company due to the expected loss of stop-loss coverage. This additional estimated liability was determined using a third party actuary service. There can be no assurance that the Company will not incur additional claims in excess of the estimated amounts.

SALES TAX COMPLIANCE

A portion of the Company's sales are with tax-exempt customers. The Company obtains exemption information as a necessary part of each tax exempt transaction. Many of the states in which the Company conducts business will audit the Company to verify its compliance with applicable sales tax laws. The business activities of the Company's customers and the intended use of the unique products sold by the Company create a challenging and complex environment of compliance. These circumstances also create some risk that the Company could be challenged as to the propriety of its sales tax compliance. While the Company believes it reasonably enforces sales tax compliance with its customers and endeavors to fully comply with all applicable sales tax regulations, there can be no assurance that the Company, upon final completion of such audits, would not have a significant liability for disallowed exemptions. Management believes it has adequately provided for such liability based on known assessments and expected settlements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price or, if an observable market price is not available, the fair value must be estimated using a valuation technique meeting specific criteria established in the standard.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of fiscal 2005 for the Company). The Statement will have no impact on the Company's overall financial position. The impact of this Statement on the Company's results of operations in fiscal 2005 and beyond is expected to be significant and will depend upon various factors, among them being future compensation strategies. The impact of adoption of this Statement cannot be predicted at this time because it will depend on levels of share based payments granted in the future. The pro-forma compensation costs presented in Note 1 to the Notes to Consolidated Financial Statements and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS 153, management does not believe adoption will have a material impact on its results of operations or financial position.

RISK FACTORS

EFFECT OF INFLATION ON OPERATIONS
Although the Company cannot accurately determine the full effect of inflation on its operations, it believes its sales and results of operations have been affected by inflation. During fiscal 2004, the Company recognized a LIFO charge of approximately $9.6 million relating to inflation in certain product categories such as steel, grain and petroleum based products. The Company has also experienced inflation in transportation and other costs. The Company increased its retail prices to recoup a portion of this inflation, resulting in a positive impact on same-store sales of an estimated 2.6%. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. If prices of these materials and services continue to increase in a significant manner, consumer demand may fall and/or the Company may not be able to pass such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company has been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross margins.

GROWTH THROUGH OPENING NEW STORES
The Company's key business strategy is to expand its base of Tractor Supply Company stores. If the Company is unable to implement this strategy, the Company's ability to increase its sales, profitability, and cash flow could be impaired significantly. To the extent that the Company is unable to open new stores as the Company anticipates (due to unforeseen delays in construction or site approval), the Company's sales growth would be dependent on increases in same-store sales.

MANAGEMENT OF GROWTH
Even if the Company is able to implement, to a significant degree, its key business strategy of expanding its store base, it may experience managerial or operational problems, which may prevent any significant increase in profitability or negatively impact its cash flow.

COMPETITION
The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e., supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently owned retail farm and ranch stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

IMPROVEMENTS TO THE COMPANY'S SUPPLY CHAIN MAY NOT BE FULLY SUCCESSFUL
An important part of the Company's efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to the Company's supply chain, including inventory replenishment systems, merchandise ordering, transportation, and receipt processing. Significant changes to the Company's supply chain could have a materially adverse impact on operating results.

CHANGES IN CUSTOMER DEMANDS COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S SALES, OPERATING RESULTS AND CASH FLOW
The Company's success depends on its ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in recreational farming and ranching. If the Company misjudges the market, the Company may significantly overstock unpopular products and be forced to take significant inventory markdowns. However, shortages of key items could also have a materially adverse impact on operating results.

RISKS RELATING TO FOREIGN SUPPLIERS
The Company relies on foreign manufacturers for various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk of inadequate and untimely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution.

SEASONALITY AND WEATHER
The Company's business is highly seasonal. Historically, the Company's sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. The Company typically operates at approximately break even in the first quarter of each year. Unseasonable weather, excessive rain, drought, and early or late frosts during the second or fourth quarters of each year could have a significant affect the Company's sales and results of operations. The Company believes, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of its stores.

OUR INFORMATION SYSTEMS MAY PROVE INADEQUATE
The Company depends on management information systems for many aspects of its business. The Company will be materially adversely affected if management information systems are disrupted or it is unable to improve, upgrade, maintain, and expand systems, particularly in light of the continued significant increases in the number of stores.

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

The Company is exposed to changes in interest rates primarily from its Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (5.25% and 4.00% at December 25, 2004 and December 27, 2003, respectively) or LIBOR (2.42% and 1.14% at December 25, 2004 and December 27, 2003, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at both December 25, 2004 and December 27, 2003). The Company is also required to pay (quarterly in arrears) a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Line. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $98,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                             TRACTOR SUPPLY COMPANY

                                                                                        PAGE
                                                                                       ------
Management's Report on Internal Control Over Financial Reporting ........................29

Report of Independent Registered Public Accounting Firm on Internal Control over
  Financial Reporting....................................................................30

Report of Independent Registered Public Accounting Firm .................................32

Consolidated Statements of Income for the years ended December 25, 2004,
  December 27, 2003 and December 28, 2002 ...............................................33

Consolidated Balance Sheets as of December 25, 2004 and December 27, 2003 ...............34

Consolidated Statements of Stockholders' Equity for the years ended
  December 25, 2004, December 27, 2003 and December 28, 2002 ............................35

Consolidated Statements of Cash Flows for the years ended December 25, 2004,
  December 27, 2003 and  December 28, 2002 ..............................................36

Notes to Consolidated Financial Statements ..............................................37

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2004 and this assessment identified a material weakness in the Company's internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness related to the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements. Accordingly, the Company has restated the previously issued consolidated financial statements. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company's consolidated balance sheets as of December 27, 2003, as well as on the Company's consolidated statements of income and cash flows for fiscal years 2003 and 2002. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment, management concluded that, as of December 25, 2004, due solely to the material weakness related to the accounting for leases and leasehold improvements, the Company's internal control over financial reporting was not effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 25, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 30 hereof.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                    INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Tractor Supply Company did not maintain effective internal control over financial reporting as of December 25, 2004, because of the effect of control weaknesses over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Subsequent to December 25, 2004, management identified as a material weakness the Company's controls over the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements. As a result of this material weakness in internal control, management concluded that depreciation and amortization expenses and certain liabilities were understated and that previously issued financial statements should be restated. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company's consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 9, 2005 on those consolidated financial statements.

In our opinion, management's assessment that Tractor Supply Company did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tractor Supply Company has not maintained effective internal control over financial reporting as of December 25, 2004, based on the COSO control criteria.

                                                /s/ Ernst & Young LLP

Nashville, Tennessee
March 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 25, 2004 and December 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 27, 2003 and the statements of income, stockholders' equity, and cash flows for the years ended December 27, 2003 and December 28, 2002, have been restated to correct the accounting for leases.

As discussed in Note 3 to the financial statements, in fiscal 2003 the Company changed its method of accounting for certain consideration received from vendors.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Tractor Supply Company's internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

                                                /s/ Ernst & Young LLP

Nashville, Tennessee
March 9, 2005


                             TRACTOR SUPPLY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        2004             2003              2002
                                                                     -----------      -----------       -----------
                                                                                     (as restated,     (as restated,
                                                                                       see Note 2)      see Note 2)

Net sales.........................................................   $ 1,738,843      $ 1,472,885       $ 1,209,990
Cost of merchandise sold..........................................     1,214,156        1,023,985           867,803
                                                                     -----------      -----------       -----------
   Gross margin...................................................       524,687          448,900           342,187
Selling, general and administrative expenses......................       395,955          331,630           259,733
Depreciation and amortization.....................................        27,186           21,597            17,970
                                                                     -----------      -----------       -----------
   Income from operations.........................................       101,546           95,673            64,484

Interest expense, net.............................................         1,440            3,444             4,707
                                                                     -----------      -----------       -----------
   Income before income taxes and cumulative effect of change
   in accounting principle........................................       100,106           92,229            59,777
Income tax expense................................................        36,037           34,647            21,612
                                                                     -----------      -----------       -----------
   Income before cumulative effect of change in accounting
   principle......................................................        64,069           57,582            38,165

Cumulative effect on prior years of change in accounting
   principle, net of income taxes (Note 3)........................            --           (1,888)               --
                                                                     -----------      -----------       -----------
Net income........................................................   $    64,069      $    55,694       $    38,165
                                                                     ===========      ===========       ===========
Net income per share - basic, before cumulative effect of
   change in accounting principle.................................   $      1.68      $      1.55       $      1.06
Cumulative effect of accounting change, net of income taxes.......            --            (0.05)               --
                                                                     -----------      -----------       -----------
Net income per share - basic......................................   $      1.68      $      1.50       $      1.06
                                                                     ===========      ===========       ===========
Net income per share - assuming dilution, before cumulative
   effect of change in accounting principle.......................   $      1.57      $      1.43       $      0.97
Cumulative effect of accounting change, net of income taxes.......            --            (0.05)               --
                                                                     -----------      -----------       -----------
Net income per share - assuming dilution..........................   $      1.57      $      1.38       $      0.97
                                                                     ===========      ===========       ===========
Pro-forma amounts assuming the change in accounting
   principle is applied retroactively:
   Net income.....................................................   $    64,069      $    57,582       $    37,085
                                                                     ===========      ===========       ===========
   Net income per share - basic ..................................   $      1.68      $      1.55       $      1.03
                                                                     ===========      ===========       ===========
   Net income per share - assuming dilution.......................   $      1.57      $      1.43       $      0.94
                                                                     ===========      ===========       ===========

The accompanying notes are an integral part of these financial statements.


                             TRACTOR SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        DEC. 25,       DEC. 27,
                                                                                          2004           2003
                                                                                      -----------    -----------
                                                                                                    (as restated,
ASSETS                                                                                               see Note 2)
Current assets:
   Cash and cash equivalents........................................................  $    28,941    $    19,980
   Inventories......................................................................      385,127        324,518
   Prepaid expenses and other current assets........................................       30,481         27,581
   Assets held for sale.............................................................        2,272          3,636
   Deferred income taxes............................................................       11,584          7,467
                                                                                      -----------    -----------
         Total current assets.......................................................      458,405        383,182
                                                                                      -----------    -----------
Property and Equipment:
   Land.............................................................................       15,481         14,307
   Buildings and improvements.......................................................      171,279        134,638
   Furniture, fixtures and equipment................................................       88,222         70,378
   Computer software and hardware...................................................       27,283         19,255
   Construction in progress.........................................................       24,316          3,718
                                                                                      -----------    -----------
                                                                                          326,581        242,296
   Accumulated depreciation and amortization........................................     (112,947)       (91,500)
                                                                                      -----------    -----------
   Property and equipment, net......................................................      213,634        150,796
Other assets........................................................................        6,446          4,292
                                                                                      -----------    -----------
         Total assets...............................................................  $   678,485    $   538,270
                                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................  $   147,950    $   131,564
   Accrued employee compensation....................................................       10,703         12,716
   Other accrued expenses...........................................................       82,061         57,338
   Current portion of capital lease obligations.....................................          882            339
                                                                                      -----------    -----------
         Total current liabilities..................................................      241,596        201,957

Revolving credit loan...............................................................       32,279         19,403
Capital lease obligations, less current maturities..................................        2,465          1,807
Deferred income taxes...............................................................        5,710          6,235
Other long-term liabilities.........................................................       25,851         17,877
                                                                                      -----------    -----------
         Total liabilities..........................................................      307,901        247,279
                                                                                      -----------    -----------

Stockholders' equity:
   Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued.....           --             --
   Common stock, 100,000,000 shares authorized; $.008 par value; 38,302,373 and
     37,390,469 shares issued and outstanding in 2004 and 2003, respectively........          306            299
   Additional paid-in capital.......................................................       77,600         62,083
   Retained earnings ...............................................................      292,678        228,609
                                                                                      -----------    -----------
         Total stockholders' equity.................................................      370,584        290,991
                                                                                      -----------    -----------

         Total liabilities and stockholders' equity.................................  $   678,485    $   538,270
                                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                             TRACTOR SUPPLY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  ACCUMULATED
                                                                   ADDITIONAL                        OTHER              TOTAL
                                                      COMMON        PAID-IN       RETAINED       COMPREHENSIVE      STOCKHOLDERS'
                                                       STOCK        CAPITAL       EARNINGS       INCOME (LOSS)         EQUITY
                                                     --------      ---------     ----------      -------------      -------------
Stockholders' equity at December 29, 2001
  (as previously reported)...................        $    284      $  44,703      $ 137,731        $ (1,422)         $   181,296

Cumulative effect of restatement on prior
  years (see Note 2).........................                                        (2,981)                              (2,981)
                                                     --------      ---------      ---------        --------          -----------
Stockholders' equity at December 29, 2001
  (as restated, see Note 2)..................             284         44,703        134,750          (1,422)             178,315

Issuance of common stock under employee
  stock purchase plan (71,374 shares)........                            639                                                 639
Exercise of stock options (819,810 shares)...               8          4,188                                               4,196
Tax benefit on disqualifying disposition of
  stock options..............................                          2,498                                               2,498
Unrealized gain on interest rate swap
  agreement, net of income tax expense of
  $299.......................................                                                           449                  449
Net income (as restated, see Note 2).........                                        38,165                               38,165
                                                     --------      ---------    -----------        --------          -----------

Stockholders' equity at December 28, 2002
  (as restated, see Note 2)..................             292         52,028        172,915            (973)             224,262

Issuance of common stock under employee
  stock purchase plan (52,900 shares)........                            935                                                 935
Exercise of stock options (871,661 shares)...               7          4,832                                               4,839
Tax benefit on disqualifying disposition of
  stock options..............................                          4,288                                               4,288
Unrealized gain on interest rate swap
  agreement, net of income tax expense of
  $603.......................................                                                           973                  973
Net income (as restated, see Note 2).........                                        55,694                               55,694
                                                     --------      ---------    -----------        --------          -----------

Stockholders' equity at December 27, 2003
  (as restated, see Note 2)..................             299         62,083        228,609              --              290,991

Issuance of common stock under employee
  stock purchase plan (41,282 shares)........               1          1,454                                               1,455
Exercise of stock options (870,622 shares)...               6          5,380                                               5,386
Tax benefit on disqualifying disposition of
  stock options..............................                          8,683                                               8,683
Net income...................................                                        64,069                               64,069
                                                     --------      ---------    -----------        --------          -----------

Stockholders' equity at December 25, 2004....        $    306      $  77,600    $   292,678        $     --          $   370,584
                                                     ========      =========    ===========        ========          ===========

   The accompanying notes are an integral part of these financial statements.


                             TRACTOR SUPPLY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          2004             2003             2002
                                                                       ---------      -------------     -------------
                                                                                       (as restated,    (as restated,
                                                                                        see Note 2)      see Note 2)
Cash flows from operating activities:
  Net income.....................................................      $  64,069       $   55,694          $ 38,165
  Tax benefit of stock options exercised.........................          8,683            4,288             2,498
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of change in accounting principle..........             --            1,888                --
    Depreciation and amortization................................         27,186           21,597            17,970
    Gain on disposition of property and equipment................           (862)          (3,172)           (1,152)
    Asset impairment related to closed stores and relocations....            485              423               558
    Deferred income taxes........................................         (4,642)           6,557            (4,309)
    Change in assets and liabilities:
         Accounts receivable.....................................             --              102             2,109
         Inventories.............................................        (60,609)         (38,318)          (67,274)
         Prepaid expenses and other current assets...............         (2,150)         (10,827)              343
         Accounts payable........................................         16,386           16,713            33,877
         Accrued expenses........................................         22,718            6,993            22,389
         Income taxes currently payable..........................             --           (1,446)               16
         Other...................................................          5,802            3,416             2,017
                                                                       ---------       ----------         ---------
     Net cash provided by operating activities...................         77,066           63,908            47,207
                                                                       ---------       ----------         ---------

Cash flows from investing activities:
    Capital expenditures.........................................        (91,313)         (49,982)          (67,094)
    Proceeds from sale of property and equipment.................          3,966            6,539             3,924
                                                                       ---------       ----------         ---------
      Net cash used in investing activities......................        (87,347)         (43,443)          (63,170)
                                                                       ----------      -----------        ----------

Cash flows from financing activities:
    Borrowings under revolving credit agreement..................        364,569          536,285           539,915
    Repayments under revolving credit agreement..................       (351,693)        (550,424)         (521,490)
    Repayment of long term debt..................................             --           (5,537)           (2,142)
    Principal payments under capital lease obligations...........           (475)            (356)             (309)
    Net proceeds from issuance of common stock...................          6,841            5,774             4,835
                                                                       ---------       ----------         ---------
      Net cash provided by (used in) financing activities........         19,242          (14,258)           20,809
                                                                       ---------       -----------        ---------
Net increase in cash.............................................          8,961            6,207             4,846
Cash and cash equivalents at beginning of year...................         19,980           13,773             8,927
                                                                       ---------       ----------         ---------
Cash and cash equivalents at end of year.........................      $  28,941       $   19,980         $  13,773
                                                                       =========       ==========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest......................................................      $   1,271       $    3,043         $   3,789
   Income taxes..................................................         28,917           31,840            23,774

Supplemental disclosure of non-cash activities:
   Equipment acquired through capital leases.....................      $   1,676       $       --         $      --

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

The Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company operated 515 retail farm and ranch stores in 32 states as of December 25, 2004.

FISCAL YEAR

The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year began. Each of the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 contain 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

        INVENTORY VALUATION
        The Company identifies potentially excess and slow-moving inventory by evaluating turn rates and overall inventory levels. Potentially excess quantities are identified through the application of benchmark turn targets and historical sales experience. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margin achievement and markdown experience, in combination with all merchandising initiatives. The estimated reserve is based on management's current knowledge with respect to inventory levels, sales trends and historical experience relating to the sale of the potentially excess and/or slow-moving inventory. Management does not believe the Company's merchandise inventories are subject to significant risk of obsolescence in the near-term, and management has the ability to adjust purchasing practices based on anticipated sales trends and general economic conditions. However, changes in consumer purchasing patterns could result in the need for additional reserves.

        The Company estimates its expected shrinkage of inventory between physical inventory counts by assessing the chain-wide average shrinkage experience rate, applied to the related periods' sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

        The Company receives funding from its vendors for promotion of the Company's brand as well as the sale of their products. Vendor funding is accounted for as a discount on the purchase price of inventories and is recognized as a reduction of cost of merchandise as inventory is sold. The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume and related

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        vendor funding is based on management's current knowledge with respect to inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although management believes it has the ability to reasonably estimate its purchase volume and related vendor funding, it is possible that actual results could significantly differ from the estimated amounts.

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

REVENUE RECOGNITION

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period during which the related sales are recorded. Revenues from the sale of gift cards are deferred and recognized when the cards are redeemed.

CREDIT CARDS/ACCOUNTS RECEIVABLE

Sales generated through the Company's private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Commerce Solutions, a division of Citigroup ("Citigroup"), consumer credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.

PRE-OPENING COSTS

Non-capital expenditures incurred in connection with start-up for store and distribution center activities are expensed as incurred.

STORE CLOSING COSTS

Beginning in fiscal 2003, the Company recognizes store closing costs in accordance with the provisions of Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, the Company recognized store-closing costs (primarily remaining lease obligations and disposals of property and equipment) at the time the plan for the related store closing or relocation was finalized. These costs are included in selling, general and administrative expenses in the accompanying statements of income. The adoption of SFAS 146 did not materially impact the Company's financial position, cash flows, or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS

The Company considers temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. The terms of the Company's revolving credit agreement (the "Credit Agreement") include variable interest rates, which approximate current market rates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company complies with Statement of Financial Accounting Standard Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacted the accounting for the Company's interest rate swap agreement, which was designated as a cash flow hedge.

INVENTORIES

The value of the Company's inventories is determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $9,619,000 higher than reported at December 25, 2004. At December 27, 2003, LIFO and FIFO inventory values were the same.

FREIGHT COSTS

The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a cost of merchandise sold as inventory is sold.

WAREHOUSING AND DISTRIBUTION COSTS

Costs incurred at the Company's distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred. These costs are included in selling, general and administrative expenses in the accompanying statements of income at the time the costs are incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the initial term of the lease or the useful life of the improvement, whichever is lesser. Leasehold improvements added late in the lease term are amortized over the term of the lease (including the first renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is lesser. The following estimated useful lives are generally applied:

                                                     Life
                                               ---------------
        Buildings                               30 - 35 years
        Leasehold and building improvements      5 - 15 years
        Furniture, fixtures and equipment        5 - 10 years
        Computer software and hardware           3 - 5 years

LEASES

Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the charge to earnings is included in depreciation expense in the consolidated financial statements.

Certain leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent is recognized on a straight-line basis over the lease term, which includes any rent holiday period.

The Company occasionally receives reimbursements from landlords to be used towards construction of the store the Company intends to lease. The reimbursement is primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which the Company will use for its store. This work could include the addition of demising walls, separation of plumbing, utilities, electric work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized as a reduction of rent expense over the initial lease term (Note 2).

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. Impairments on long-lived assets to be disposed are recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal (Note 4).

ADVERTISING COSTS

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising, which is expensed upon first showing and circular and direct mail promotions, which are expensed at the beginning of the promotion period. Advertising expenses for fiscal 2004, 2003 and 2002 were approximately $42,198,000, $38,235,000 and $33,761,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

STOCK-BASED COMPENSATION PLANS

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense would be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro-forma net income and net income per share for fiscal 2004, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

                                                                2004           2003           2002
                                                             ----------     ----------     ----------
                                                                           (as restated,  (as restated,
                                                                             see Note 2)    see Note 2)
         Net income - as reported                             $  64,069     $   55,694     $   38,165
         Pro-forma compensation expense, net of
              income taxes                                       (4,083)        (2,734)        (1,836)
                                                             ----------     ----------     ----------
         Net income - pro-forma                               $  59,986     $   52,960     $   36,329
                                                              =========     ==========     ==========

         Net income per share - basic:
              As reported                                     $    1.68     $     1.50     $     1.06
              Pro-forma                                       $    1.57     $     1.43     $     1.01

          Net income per share - diluted:
              As reported                                     $    1.57     $     1.38     $     0.97
              Pro-forma                                       $    1.47     $     1.32     $     0.92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                2004           2003           2002
                                                             ----------     ----------     ----------
         Expected volatility                                    47.7%           44.2%          43.8%
         Risk-free interest rate                                 3.5%            3.7%           5.0%
         Average expected life (years)                           7.1             7.0            6.9
         Dividend yield                                          0.0%            0.0%           0.0%

         Weighted average fair value                          $ 22.16        $   10.13       $  4.87

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)" or the "Statement"). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price or, if an observable market price is not available, the fair value must be estimated using a valuation technique meeting specific criteria established in the standard.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of fiscal 2005 for the Company). The Statement will have no impact on the Company's overall financial position. The impact of this Statement on the Company's results of operations in fiscal 2005 and beyond is expected to be significant and will depend upon various factors, among them being future compensation strategies. The impact of adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The pro-forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply.

NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share ("EPS") on the face of the income statement. As provided by SFAS 128, "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options and warrants. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the August 21, 2003 and the August 19, 2002 two-for-one stock splits (Note 10).

ADOPTION OF FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 46

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of accounting Research Bulletin No. 51" ("FIN 46") as amended by FIN 46-R. The Interpretation provides guidance for determining whether an entity is a variable interest entity and evaluation for consolidation based on a company's variable interests. The Interpretation was effective (1) immediately for VIEs created after January 31, 2003, and (2) in the first interim period ending after March 15, 2004 for VIEs created prior to February 1, 2003. The adoption of FIN 46-R had no impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain amounts in previously issued financial statements were reclassified to conform to the fiscal 2004 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles ("GAAP"). In light of this letter, the Company's management initiated a review of the Company's lease-related accounting methods and determined that the Company's methods of accounting for (1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended December 27, 2003 and December 28, 2002, and the first three quarters of fiscal 2004 included in this Report.

Previously the Company had amortized its leasehold improvements over the shorter of (1) the estimated life of the asset, or (2) the lease term, including the first five-year renewal option for initial term leases of 10 years or less. Management determined that the appropriate interpretation of the lease term under Statement of Financial Accounting Standards No. 13, "Accounting for Leases," ("SFAS 13") is the sum of the fixed noncancellable term and any options where, at the inception of the lease, renewal is reasonably assured. Management determined that renewal of the majority of lease terms associated with leasehold improvements whose useful lives included the option period, while expected, were not reasonably assured under SFAS 13. Accordingly, the Company accelerated the amortization of those leasehold improvements to coincide with the end of the fixed noncancellable term of the lease.

Additionally, the Company had historically accounted for leasehold improvements funded by landlord incentives as reductions in the cost of the related leasehold improvements reflected in the consolidated balance sheets and the capital expenditures reflected in investing activities in the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these incentives to be recorded as deferred rent liabilities in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows. Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from depreciation and amortization expense to selling, general and administrative expenses in the consolidated statements of income and included as an additional cost component of capital expenditures in investing activities in the consolidated statements of cash flows.

Finally, the Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing on the related retail store opening date. The store opening date coincides with the commencement of business operations, which is the intended use of the property. Management re-evaluated Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," and determined that, consistent with the letter issued by the Office of the Chief Accountant, the lease term should include the pre-opening period of construction, renovation, fixturing and merchandise placement (typically two to six months prior to store opening). The correction of this error requires the Company to record additional deferred rent in other accrued expenses and other long-term liabilities and to adjust retained earnings in the consolidated balance sheet, as well as to restate rent expense in selling, general and administrative expenses in the consolidated statements of income.

The cumulative effect of these corrections is a reduction to retained earnings of $3.0 million (net of taxes of $1.7 million) as of the beginning of fiscal 2002 and reductions to retained earnings of $1.3 million (net of taxes of $0.8 million), $0.8 million (net of taxes of $0.4 million) and $0.6 million (net of taxes of $0.4 million) for the fiscal years ended 2004, 2003 and 2002, respectively. These adjustments did not have any impact on the overall cash flows of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Following is a summary of the effects of these changes on the Company's consolidated balance sheet as of December 27, 2003, as well as on the Company's consolidated statements of income and cash flows for fiscal years 2003 and 2002 (in thousands, except per share amounts):

                                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                 ---------------------------------------------------
                                                                 AS PREVIOUSLY      ADJUSTMENTS       AS RESTATED
                                                                    REPORTED
                                                                 ---------------  ----------------  ----------------
FISCAL YEAR ENDED DECEMBER 27, 2003:
Selling, general and administrative expenses                         $  332,215      $     (585)       $  331,630
Depreciation and amortization                                            19,758           1,839            21,597
Income from operations                                                   96,927          (1,254)           95,673
Income before income taxes and cumulative effect of change in
  accounting principle                                                   93,483          (1,254)           92,229
Income tax expense                                                       35,094            (447)           34,647
Net income                                                               56,501            (807)           55,694
Net income per share -- basic                                              1.52           (0.02)             1.50
Net income per share -- diluted                                      $     1.40      $    (0.02)       $     1.38

FISCAL YEAR ENDED DECEMBER 28, 2002:
Selling, general and administrative expenses                         $  260,290      $     (557)       $  259,733
Depreciation and amortization                                            16,457           1,513            17,970
Income from operations                                                   65,440            (956)           64,484
Income before income taxes                                               60,733            (956)           59,777
Income tax expense                                                       21,963            (351)           21,612
Net income                                                               38,770            (605)           38,165
Net income per share -- basic                                              1.07           (0.01)             1.06
Net income per share -- diluted                                      $     0.99      $    (0.02)       $     0.97


                                                                             CONSOLIDATED BALANCE SHEET
                                                                 ---------------------------------------------------
                                                                 AS PREVIOUSLY      ADJUSTMENTS       AS RESTATED
                                                                    REPORTED
                                                                 ---------------  ----------------  ----------------
DECEMBER 27, 2003:
Prepaid expenses and other current assets                          $    27,725       $     (144)       $   27,581
Property and equipment, net                                            148,591            2,205           150,796
Total assets                                                           536,209            2,061           538,270
Other accrued expenses                                                  53,943            3,395            57,338
Deferred income tax liability                                            8,879           (2,644)            6,235
Other long-term liabilities                                             12,174            5,703            17,877
Retained earnings                                                      233,002           (4,393)          228,609
Total stockholders' equity                                             295,384           (4,393)          290,991
Total liabilities and stockholders' equity                         $   536,209       $    2,061        $  538,270


                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 ---------------------------------------------------
                                                                 AS PREVIOUSLY      ADJUSTMENTS       AS RESTATED
                                                                    REPORTED
                                                                 ---------------  ----------------  ----------------
FISCAL YEAR ENDED DECEMBER 27, 2003:
Net cash provided by operating activities                           $   62,048       $    1,860        $   63,908
Net cash used in investing activities                               $  (41,583)      $   (1,860)       $  (43,443)

FISCAL YEAR ENDED DECEMBER 28, 2002:
Net cash provided by operating activities                           $   46,657       $      550        $   47,207
Net cash used in investing activities                               $  (62,620)      $     (550)       $  (63,170)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE:

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

NOTE 4 - ASSETS HELD FOR SALE:

Assets held for sale consist of certain buildings and properties that the Company either acquired through asset acquisitions or that were vacated upon relocation of a store.

The Company applies the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $485,000, $423,000 and $558,000 in 2004, 2003 and 2002, respectively, to adjust the carrying value of certain property and equipment related to vacated stores to fair value, less costs to sell. This charge is included in selling, general and administrative expenses.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CREDIT AGREEMENT:

In November 2000, the Company entered into a three-year unsecured senior revolving credit agreement with Bank of America, N.A., as agent for a lender group, whereby the Company was permitted to borrow up to $125 million. In August 2002, the Company entered into a replacement unsecured credit agreement with Bank of America, N.A. as agent for a lender group (the "Credit Agreement"), expanding the maximum available borrowing from $125 million to $155 million, extending the maturity to February 2006 and increasing the number of participating banks from seven to ten. The outstanding borrowings under the Credit Agreement totaled $32.3 million at December 25, 2004 and $19.4 million at December 27, 2003. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit of which $12.7 million and $8.1 million was outstanding at December 25, 2004 and December 27, 2003, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (5.25% at December 25, 2004) or the London Inter-Bank Offer Rate ("LIBOR") (2.42% at December 25, 2004) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 25, 2004). The Company is also required to pay, (quarterly in arrears), a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 25, 2004) and adjusted quarterly based on Company performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. The Company was in compliance with all covenants at December 25, 2004.

The Credit Agreement was amended on January 28, 2004 and September 30, 2004. Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures. The January amendment extended the maturity to February 28, 2007 and the September amendment extended the maturity to February 27, 2008.

NOTE 6 - OTHER LONG-TERM DEBT:

In June 1998, the Company entered into a new unsecured loan agreement (the "Loan Agreement") and term note (the "Term Note") pursuant to which the Company borrowed $15 million. There were no compensating balance requirements associated with the Loan Agreement. The Loan Agreement and Term Note matured in November 2003 and were paid in full.

NOTE 7 - LEASES:

The Company leases the majority of its office space and most of its retail store locations, transportation equipment and other equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2029, and 2022 for capital leases and operating leases, respectively. The store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at the Company's option. Some leases require the payment of contingent rent that is based upon store sales above agreed upon sales levels for the year. The sales levels vary for each store and are established in the lease agreements. Generally, most of the leases require the Company to pay taxes, insurance and maintenance costs.

Total rent expense for fiscal 2004, 2003, and 2002 was approximately $67,960,000, $59,869,000 and $51,466,000 respectively. Total contingent rent expense for fiscal 2004, 2003, and 2002 was insignificant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

                                                                                  CAPITAL        OPERATING
                                                                                  LEASES           LEASES
                                                                                 ---------      -----------
         2005................................................................    $   1,037      $    73,094
         2006................................................................          788           73,208
         2007................................................................          653           69,208
         2008................................................................          345           65,651
         2009................................................................          227           60,989
         Thereafter..........................................................        3,085          393,880
                                                                                 ---------      -----------
         Total minimum lease payments........................................        6,135      $   736,030
                                                                                                ===========
         Amount representing interest........................................       (2,788)
                                                                                 ---------
         Present value of minimum lease payments.............................        3,347
         Less: current portion...............................................         (882)
                                                                                 ---------
         Long-term capital lease obligations.................................    $   2,465
                                                                                 =========

Assets under capital leases were as follows (in thousands):

                                                                                    2004           2003
                                                                                 ---------      -----------
    Building and improvements ...............................................    $  3,756       $     3,756
    Computer software and hardware...........................................       1,676                --
    Less: accumulated depreciation and amortization..........................      (2,451)           (2,212)
                                                                                 --------       -----------
                                                                                 $  2,981       $     1,544
                                                                                 ========       ===========

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES:

The provision for income taxes, before cumulative effect of change in accounting principle, consists of the following (in thousands):

                                                                             2004          2003             2002
                                                                          ---------      ---------       ---------
    Current tax expense:
      Federal                                                             $  38,488      $  25,662       $  23,561
      State                                                                   2,191          2,428           2,360
                                                                          ---------      ---------       ---------
         Total current                                                       40,679         28,090          25,921
                                                                          ---------      ---------       ---------

    Deferred tax expense (benefit):
      Federal                                                                (3,800)         6,122          (3,547)
      State                                                                    (842)           435            (762)
                                                                          ---------      ---------       ---------
         Total deferred                                                      (4,642)         6,557          (4,309)
                                                                          ---------      ---------       ---------
    Total provision                                                       $  36,037      $  34,647       $  21,612
                                                                          =========      =========       =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                           2004             2003
                                                                                         ---------       ---------
    Current tax assets:
      Inventory valuation....................................................            $   9,312       $   2,161
      Accrued employee benefit costs.........................................                5,058           3,445
     Other...................................................................                5,651           1,957
                                                                                         ---------       ---------
                                                                                            20,021           7,563
                                                                                         ---------       ---------
    Current tax liabilities:
      Inventory basis difference.............................................               (8,146)             --
      Other..................................................................                 (291)            (96)
                                                                                         ---------       ---------
                                                                                            (8,437)            (96)
                                                                                         ---------       ---------
    Net current tax asset ...................................................            $  11,584       $    7,467
                                                                                         =========       ==========

    Non-current tax assets:
      Capital lease obligation basis difference..............................            $     924       $   1,013
      Rent expenses in excess of cash payments required .....................                3,122           2,384
      Property and equipment basis difference................................                1,569              --
      Deferred compensation..................................................                1,006              --
      Other..................................................................                  249              68
                                                                                         ---------       ---------
                                                                                             6,870           3,465
                                                                                         ---------       ---------
    Non-current tax liabilities:
      Depreciation...........................................................              (11,809)         (8,964)
      Capital lease assets basis difference..................................                 (717)           (656)
      Other..................................................................                  (54)            (80)
                                                                                         ---------       ---------
                                                                                           (12,580)         (9,700)
                                                                                         ---------       ---------
    Net non-current tax liability............................................            $  (5,710)      $  (6,235)
                                                                                         =========       =========

Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that all of the deferred tax assets will more likely than not be realized through the future earnings of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                                           2004          2003         2002
                                                                         --------      --------    -------
Tax provision at statutory rate...........................               $ 35,037      $ 32,280     $ 20,922
Tax effect of:
  State income taxes, net of federal tax benefit..........                    876         1,859          618
  Permanent differences...................................                    154           359           56
  Other...................................................                    (30)          149           16
                                                                         --------     ---------    ---------
                                                                         $ 36,037      $ 34,647     $ 21,612
                                                                         ========      ========     ========

NOTE 10 - CAPITAL STOCK:

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

NOTE 11 - COMPREHENSIVE INCOME:

Comprehensive income includes the change in the fair value of the Company's interest rate swap agreement (which expired in November 2003), that qualifies for hedge accounting. Comprehensive income for each fiscal year is as follows (in thousands):

                                                                               2004         2003          2002
                                                                               ----         ----          ----
    Net income - as reported..................................                $ 64,069      $ 55,694     $ 38,165
    Unrealized gain on interest rate swap agreement,
      Net of income taxes of $603 and $299 in fiscal
      2003 and 2002, respectively.............................                      --           973          449
                                                                              --------      --------     --------
    Comprehensive income......................................                $ 64,069      $ 56,667     $ 38,614
                                                                              ========      ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - NET INCOME PER SHARE:

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                                                             2004
                                                                            ---------------------------------------
                                                                                                        PER SHARE
                                                                               INCOME       SHARES       AMOUNT
                                                                            ------------ ------------ -------------
BASIC NET INCOME PER SHARE:
     Net income                                                              $   64,069       38,148    $    1.68
     Dilutive stock options outstanding                                                        2,541
                                                                             ----------      -------    ---------
DILUTED NET INCOME PER SHARE                                                 $   64,069       40,689    $    1.57
                                                                             ==========      =======    =========


                                                                                             2003
                                                                            ---------------------------------------
                                                                                                        PER SHARE
                                                                               INCOME       SHARES       AMOUNT
                                                                            ------------ ------------ -------------
BASIC NET INCOME PER SHARE:
     Net income, before cumulative effect of accounting change              $   57,582        37,076     $    1.55
     Cumulative effect of accounting change, net of income taxes                (1,888)       37,076         (0.05)
                                                                            ----------       -------     ---------
     Net income                                                             $   55,694        37,076     $    1.50
                                                                            ==========       =======     =========

DILUTED NET INCOME PER SHARE:
     Net income, before cumulative effect of accounting change              $   57,582        40,271     $    1.43
     Cumulative effect of accounting change, net of income taxes                (1,888)       40,271         (0.05)
                                                                            ----------       -------     ---------
     Net income                                                             $   55,694        40,271     $    1.38
                                                                            ==========       =======     =========


                                                                                              2002
                                                                            ---------------------------------------
                                                                                                        PER SHARE
                                                                               INCOME       SHARES       AMOUNT
                                                                            ------------ ------------ -------------
BASIC NET INCOME PER SHARE:
     Net income                                                              $   38,165      36,112     $    1.06
     Dilutive stock options outstanding                                                       3,165
                                                                             ----------      ------     ---------
DILUTED NET INCOME PER SHARE                                                 $   38,165      39,277     $    0.97
                                                                             ==========      ======     =========

Anti-dilutive stock options excluded from the above calculations totaled 51,863 in 2004. There were no anti-dilutive stock options excluded from the calculations for fiscal 2003 or 2002.

NOTE 13 - RELATED PARTY TRANSACTIONS:

In 2003, the Company sold certain recreational property acquired in 1982 to the Company's then Chief Executive Officer. The Company obtained independent appraisals of the property and utilized an independent agent and bidding process. The property was sold for $2,650,000 and the related gain of $2,100,000 was recognized in 2003 and included in selling, general and administrative expenses in the accompanying statement of income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - RETIREMENT BENEFIT PLANS:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the "Plan"), which provides retirement and other benefits for the Company's employees. Employees become eligible for participation at age 21 and upon completion of 12 consecutive months of employment and 1,000 or more hours of service. The Company matches (in cash) 100% of the employee's elective contributions up to 3% of the employee's compensation plus 50% of the employee's elective contributions from 3% to 6% of the employee's compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee's compensation. All current employer contributions are immediately 100% vested. Employer contributions in previous years did not vest immediately and accordingly as certain employees leave employment with the Company they forfeit their employer match. Company contributions to the Plan during fiscal 2004, 2003 and 2002, were approximately $1,772,000 (net of applied forfeitures of $62,000), $1,724,000 (net of applied forfeitures of $54,000), and $1,397,000 (net of applied forfeitures of $48,000), respectively.

In fiscal 2002, the Company began offering, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company's match. Under the deferred compensation program, the participants' salary deferral is matched by the Company, 100% on the first 3% of base salary contributed and 50% on the next 3% of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant's account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant's (i) death, (ii) retirement, (iii) total and permanent disability,
(iv) termination of employment with the Company, or (v) some other date designated by the participant at the time of the initial deferral. The Company's contributions, including accrued interest, were $97,000, $104,000 and $93,000 for fiscal 2004, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - STOCK-BASED COMPENSATION PLANS:

FIXED STOCK OPTION PLAN

The Company has a stock option plan for officers, directors (including non-employee directors) and key employees which currently reserves a total of 4,000,000 shares of common stock for future issuance. As of December 25, 2004, there were 1,565,066 shares of common stock remaining available for future issuance. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Options granted prior to fiscal 2002 generally vest one-third each year beginning on the third anniversary date of the grant and expire after ten years, provided, however, that options granted to non-employee directors vest one-third each year beginning on the first anniversary of the grant. All options granted after fiscal 2001 vest one-third each year beginning on the first anniversary of the grant.

Plan activity is summarized as follows:

                                                                     NUMBER OF           WEIGHTED AVERAGE
                                                                       SHARES             EXERCISE PRICE
                                                                   -------------       --------------------
              Outstanding at December 29, 2001                       4,186,844               $  4.13

                Exercised                                             (819,810)              $  5.12
                Granted                                              1,245,600               $  9.11
                Canceled                                               (72,000)              $  5.76
                                                                     ---------
              Outstanding at December 28, 2002                       4,540,634               $  5.29

                Exercised                                             (871,661)              $  5.59
                Granted                                                724,600               $ 20.26
                Canceled                                              (336,788)              $  6.72
                                                                     ---------
              Outstanding at December 27, 2003                       4,056,785               $  7.80

                Exercised                                             (870,622)              $  6.10
                Granted                                                418,600               $ 42.21
                Canceled                                              (125,269)              $ 10.30
                                                                     ---------
              Outstanding at December 25, 2004                       3,479,494               $ 12.28

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning currently outstanding and exercisable options:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      -------------------------------------------  ------------------------------
                                                       WEIGHTED
                                                        AVERAGE         WEIGHTED                       WEIGHTED
                                                       REMAINING        AVERAGE                        AVERAGE
                    RANGE OF             NUMBER       CONTRACTUAL       EXERCISE       NUMBER          EXERCISE
     YEAR        EXERCISE PRICES      OUTSTANDING         LIFE           PRICE       EXERCISABLE        PRICE
     ----        ---------------      -----------    -------------     ----------  ---------------   ------------
     1997            $ 4.44               10,000          2.63            $4.44           10,000          $4.44
     1998            $ 3.61                  668          3.07             3.61              668           3.61
     1999        $ 6.45 - $ 6.69         101,476          4.07             6.46          101,476           6.46
     2000        $ 3.73 - $ 3.79         408,521          5.09             3.74          281,681           3.74
     2000            $ 2.24              133,334          5.85             2.24           88,889           2.24
     2001            $ 3.36            1,012,562          6.08             3.36          354,854           3.36
     2002        $ 8.91 - $ 9.80         797,375          5.83             9.13          531,583           9.13
     2002            $ 14.22               9,334          7.56            14.22            6,223          14.22
     2003       $ 19.64 - $ 25.11        589,424          7.24            20.08          196,475          20.08
     2003            $ 38.98              10,000          8.81            38.98            3,333          38.98
     2004       $ 39.29 - $46.92         369,300          8.40            43.16               --             --
     2004            $ 32.68              37,500          9.80            32.68               --             --
                                       ---------                                       ---------
                                       3,479,494          6.32           $12.28        1,575,182          $8.87
                                       =========                                       =========

   The following summarizes information concerning stock option grants during fiscal 2004, 2003 and 2002:

                                                                              2004          2003          2002
                                                                              ----          ----          ----
   Options granted with exercise price equal to market value:
          Weighted average exercise price                                   $   41.57    $   20.05      $      8.98
          Weighted average fair value                                       $   22.84    $   10.63      $      4.97
          Stock options granted                                               368,600      624,600        1,045,600

   Options granted with exercise price greater than market value: (a)
          Weighted average exercise price                                   $   46.92    $   21.61      $      9.80
          Weighted average fair value                                       $   17.14    $    7.03      $      4.36
          Stock options granted                                                50,000      100,000          200,000

   ----------------
   (a) According to the terms of the Company's stock option plan, in the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.

ASSOCIATE STOCK PURCHASE PLAN

The Company provides an Associate Stock Purchase Plan (the "ASPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ASPP, the Company issued 41,282, 52,900 and 71,374 shares of common stock in fiscal 2004, 2003 and 2002, respectively. The total cost to the Company of the 15% discount was approximately $220,000, $140,000 and $96,000 in fiscal 2004, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - CONTINGENCIES:

LITIGATION

The Company is involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

In July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint which alleged breaches of fiduciary duty, acts of bad faith, abuse of control, mismanagement, waste of corporate assets, unjust enrichment and other violations of Tennessee law relating to the preparation of the Company's financial statements. The amended complaint sought, on behalf of the Company, unspecified damages, a constructive trust on certain of the defendant's proceeds from selling Company stock, injunctive relief, restitution, the plaintiff's costs and disbursements and such other relief as the Court deemed proper.

On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. The plaintiff has until March 21, 2005 to file a notice of appeal of the order.

Following the December 2004 dismissal of the derivative suit, attorneys representing the plaintiff in the shareholder derivative suit wrote the Company's Board of Directors demanding that the Company commence legal proceedings against the directors and officers whom the plaintiff had unsuccessfully sued for essentially the same matters alleged in the derivative suit. The Company's Board of Directors engaged the independent legal counsel and legal counsel retained the accountants which assisted the Audit Committee in its investigation of the allegations in the derivative suit to advise the Board with respect to the demand. Following a review of the investigation of the allegations set forth in the demand letter and the derivative suit, the non-employee members of the Company's Board of Directors determined that the claims proposed in the demand letter and derivative suit have no merit and that pursuing such claims would not be in the best interests of the Company. Based on this determination, the Company's Board of Directors refused the shareholder's demand to pursue legal action.

INTERNAL INVESTIGATION

The Audit Committee of the Board of Directors has completed its previously disclosed investigation of the claims set forth in the derivative lawsuit. In July 2004, shortly after the Company learned of the derivative lawsuit, the Board of Directors directed the Audit Committee to conduct an investigation of the allegations. These allegations concerned the Company's accounting accruals and reserves for inventory, employee bonuses, payroll-related liabilities and vendor credits. The Audit Committee promptly retained independent legal counsel with no prior connection to the Company to assist the Audit Committee in evaluating these issues. The Audit Committee and its advisors were provided with full access to Company employees and documents. During the course of the Audit Committee's investigation, independent counsel, with the assistance of accountants that they retained, interviewed Company employees, met with the Company's external auditors, and reviewed a substantial amount of documentation related to the issues described above. The Audit Committee later expanded the review to encompass the Company's other reserves or accruals that involved management judgment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Based on the investigation of the allegations described above, the Audit Committee determined that there were no material errors requiring restatement of the Company's previously reported financial statements as they relate to such matters and found no evidence of fraud or misconduct by any of the Company's employees.

In reaching its conclusion that restatement of the Company's previously reported financial statements was not required, the Audit Committee considered (1) the impact of the documentation insufficiencies and/or errors on each of the periods affected, (2) the lack of any material changes in prior period trends or earnings, (3) the nature of the documentation insufficiencies and errors, and
(4) the age of financial statements impacted. The Audit Committee has reported its findings to the Company's Board of Directors and management, both of whom concurred with the Audit Committee's determination. The Company's external auditors have also concurred with the determination.

While the Audit Committee determined that restatement of the Company's prior reported financial statements was not required for such matters, the Audit Committee found the following documentation insufficiencies and/or errors:

        o In fiscal 2000, management calculated a total accrual of $4.3 million for the Company's excess and slow moving inventory valuation reserve. A $1.0 million portion of this reserve (representing approximately 0.5% of the total year end inventory balance) relating to costs anticipated to be incurred to move inventory from one store location to another was not sufficiently supported. In fiscal 2001, the rationale and calculation of this portion of the reserve was changed to a mechanical formula, but a $0.8 million portion of the reserve (representing 0.4% of the total year end inventory) was still not sufficiently supported. By the third quarter of fiscal 2002, the entire inventory valuation reserve was properly supported.

        o Due to larger than typical performance-based bonuses in fiscal 2002, the maximum limits on certain fringe benefits were met, resulting in a lower than estimated fringe benefit expense being incurred. This circumstance resulted in the year-end estimate being overstated by $790,000. Also, due to forfeitures resulting from employee terminations after the end of year, the Company's ultimate incentive payments for fiscal 2002 were reduced by $137,000. The combination of these two circumstances resulted in the Company's incentive expense for the first quarter of fiscal 2003 being reduced by $927,000.

        o In estimating certain payroll-related liabilities for fiscal 1999 through the second quarter of fiscal 2004, management did not sufficiently document its rationale and support for certain judgments concerning estimated claims incurred but not reported for medical costs, workers' compensation and general liability. Since the second quarter of fiscal 2004, the rationale and support for these liabilities have been fully documented.

The Audit Committee concluded that the items addressed above have been fully corrected, also noting that management has dedicated additional accounting and other resources to these areas to further enhance controls.

SELF INSURANCE

During the third fiscal quarter of 2004, the Company determined, through assistance with insurance industry analysts, that one of its former insurance carriers appears insolvent. The carrier insures the Company for both workers' compensation and general liability claims for policy years 1999 through 2001. The Company's exposure to related claims are at risk of not being limited to previously established stop-loss aggregates. A charge of $0.5 million was recognized in the current year for the estimated additional cost to the Company due to the expected loss of stop-loss coverage. This additional estimated liability was determined using a third party actuary service. There can be no assurance that the Company will not incur additional claims in excess of the estimated amounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALES TAX COMPLIANCE

A portion of the Company's sales are with tax-exempt customers. The Company obtains exemption information as a necessary part of each tax exempt transaction. Many of the states in which the Company conducts business will audit the Company to verify its compliance with applicable sales tax laws. The business activities of the Company's customers and the intended use of the unique products sold by the Company create a challenging and complex environment of compliance. These circumstances also create some risk that the Company could be challenged as to the propriety of its sales tax compliance. While the Company believes it reasonably enforces sales tax compliance with its customers and endeavors to fully comply with all applicable sales tax regulations, there can be no assurance that the Company, upon final completion of such audits, would not have a significant liability for disallowed exemptions. Management believes it has adequately provided for such liability based on known assessments and expected settlements.

NOTE 17 - MOVE OF CORPORATE FACILITY:

In July 2004, the Company relocated its existing headquarters to consolidate multiple headquarter facilities within one facility. The Company recognized incremental after-tax costs of approximately $2.1 million primarily related to remaining facility and technology lease obligations and other moving costs.

NOTE 18 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the FASB published Statement No. 123 (revised 2004), "Share-Based Payment". The impact of this Statement on the Company's financial position and operations has been discussed in Note 1.

In November of 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Although the Company will continue to evaluate the application of SFAS 151, management does not believe adoption will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. Although the Company will continue to evaluate the application of SFAS 153, management does not believe adoption will have a material impact on its results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 25, 2004, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weakness discussed in Management's Report on Internal Control Over Financial Reporting on page 29 hereof, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 25, 2004 and the attestation report of Ernst & Young LLP on management's assessment of the Company's internal control over financial reporting are contained on pages 29, 30 and 31, respectively, of this report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There are no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Corporate Governance - Code of Ethics," "Item 3: Election of Directors," "Board Meetings and Committees," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 5, 8 through 11, and 25, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 2005 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Compensation Committee Report on Executive Compensation", "Summary Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Stock Performance Chart" on pages 12 through 24 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 2005 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 25 and 26 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 2005 is incorporated herein by reference.

Following is a summary of the Company's equity compensation plans as of December 25, 2004, under which equity securities are authorized for issuance, aggregated as follows:

                                            NUMBER OF SECURITIES
                                             TO BE ISSUED UPON          WEIGHTED AVERAGE             NUMBER OF
                                                EXERCISE OF            EXERCISE PRICE OF             SECURITIES
                                            OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      REMAINING AVAILABLE
PLAN CATEGORY                               WARRANTS, AND RIGHTS      WARRANTS AND RIGHTS       FOR FUTURE ISSUANCE
                                           -----------------------  -------------------------   ---------------------
EQUITY COMPENSATION PLANS APPROVED BY
   SECURITY HOLDERS:
     2000 Stock Incentive Plan                      2,100,111                    $ 13.30                 1,565,066
     1994 Stock Option Plan (b)                     1,379,383                    $ 10.73                       ---
     Employee Stock Purchase Plan (a)                     ---                        ---                 3,426,476
                                              ---------------            ---------------             ---------------


Total                                               3,479,494                    $ 12.28                 4,991,542
                                              ===============                                      ===============

----------------

(a) Represents shares available as of January 1, 2005.
(b) The 1994 Stock Option Plan was adopted by the Company prior to its initial public offering and expired in February 2004.

The information set forth under the caption "Stock-Based Compensation Plans" in the "Notes to Consolidated Financial Statements" contained in this Report, provides further information with respect to the material features of each plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Related-Party Transactions with Tractor Supply Company" on page 13 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 2005 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Item 5 - Ratification of Reappointment of Independent Auditors" on page 27 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 2005, is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  FINANCIAL STATEMENTS

         See Consolidated Financial Statements under Item 8 on pages 28 through 56 of this Report.

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  EXHIBITS

         The exhibits listed in the Index to Exhibits, which appears on pages 61 through 66 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRACTOR SUPPLY COMPANY

        Date:  March 10, 2005           By: /s/ Calvin B. Massmann
                                            ------------------------------------
                                            Calvin B. Massmann
                                            Senior Vice President - Chief
                                            Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       SIGNATURE                                   TITLE                                 DATE
       ---------                                   -----                                 ----
       /s/ Calvin B. Massmann           Senior Vice President - Chief Financial     March 10, 2005
       -----------------------------    Officer and Treasurer
       Calvin B. Massmann               (Principal Financial and Accounting
                                        Officer)


       /s/ James F. Wright              President and Chief Executive               March 10, 2005
       -----------------------------    Officer and Director
       James F. Wright                  (Principal Executive Officer)


       /s/ Joseph H. Scarlett, Jr.      Chairman of the Board                       March 10, 2005
       -----------------------------
       Joseph H. Scarlett, Jr.


       /s/ S.P. Braud                   Director                                    March 10, 2005
       -----------------------------
       S.P. Braud


       /s/ Cynthia T. Jamison           Director                                    March 10, 2005
       -----------------------------
       Cynthia T. Jamison


       /s/ Gerard E. Jones              Director                                    March 10, 2005
       -----------------------------
       Gerard E. Jones


       /s/ Joseph D. Maxwell            Director                                    March 10, 2005
       -----------------------------
       Joseph D. Maxwell


       /s/ Edna K. Morris               Director                                    March 10, 2005
       -----------------------------
       Edna K. Morris


       /s/ Sam K. Reed                  Director                                    March 10, 2005
       -----------------------------
       Sam K. Reed


       /s/ Joseph M. Rodgers            Director                                    March 10, 2005
       -----------------------------
       Joseph M. Rodgers

                                  EXHIBIT INDEX

        3.1 Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003. and incorporated herein by reference).

        3.2 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 (filed as Exhibit
                4.2 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

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

        3.5     Amendment No. 1 to Amended and Restated By-Laws (filed as
                Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference)

        4.1 Form of Specimen Certificate representing the Company's Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

        10.1 Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. Maxwell and Juliann K. Maxwell (relating to Nashville, Tennessee store) (filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

        10.2    Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit
                10.28 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

        10.3 Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on June 14, 1999, and incorporated herein by reference).

        10.4 Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).

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

        10.8    Tractor Supply Company Restated 401(k) Retirement Plan (filed as
                Exhibit 4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

        10.9 Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

        10.10 Trust Agreement (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

        10.11 Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair Scarlett (filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

        10.12 Agreement, effective August 1, 1999 between the Company and General Drivers & Helpers Union, Local #554 (filed as Exhibit
                10.45 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission No. 000-23314, and incorporated herein by reference).

        10.13   Tractor Supply Company 2000 Stock Incentive Plan (filed as
                Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003 and incorporated herein by reference).

        10.14 First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as
                Exhibit 10.56 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

        10.15 Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

        10.16 Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.17 Letter Agreement between Tractor Supply Company and the Joint Venture formed by Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated December 14, 2001 (filed as Exhibit 10.59 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.18 Amended Letter Agreement between the members of the joint venture comprised of Tractor Supply Company, Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated January 8, 2002 (filed as Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.19 Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated December 31, 2001 (filed as Exhibit 10.61 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.20 Amendment No. 1 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 4, 2002 (filed as Exhibit 10.62 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.21 Amendment No. 2 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply Company et al., dated January 30, 2002 (filed as Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.22 Amendment No. 3 to the Agency Agreement between Quality Stores, Inc. and Tractor Supply company et al., dated January 31, 2002 (filed as Exhibit 10.64 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.23 Revolving Credit Agreement, dated as of August 15, 2002 by and among Tractor Supply Company, the banks party thereto and Bank of America, N.A., as Administrative Agent (filed as Exhibit
                10.65 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.24 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Bank of America, N.A. (filed as Exhibit 10.66 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.25 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and U.S. Bank, N. A. (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.26 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.27 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.28 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as
                Exhibit 10.70 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.29 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.71 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.30 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Fifth Third Bank (filed as Exhibit 10.72 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.31 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Branch Banking & Trust Company (filed as
                Exhibit 10.73 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.32 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Regions Bank (filed as Exhibit 10.74 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.33 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and National City Bank (filed as Exhibit 10.75 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.34 First Amendment to Revolving Credit Agreement, dated as of January 28, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

        10.35 Second Amendment to Revolving Credit Agreement, dated as of September 30, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2004, Commission File No. 000-23314, and incorporated herein by reference.)

        10.36 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as
                Exhibit 10.76 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.37 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit
                10.77 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.38 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase (filed as Exhibit
                10.78 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.39 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit
                10.79 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.40 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit
                10.80 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

        10.41 Lease Agreement dated September 26, 2003 between Tractor Supply Company and Duke Realty Limited (filed as Exhibit 10.52 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.42 First Amendment, dated December 22, 2003 to the Tractor Supply Company 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.43 Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.44 Tractor Supply Co. 2004 Cash Incentive Plan, effective 4/15/04 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference)

        10.45 Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.46*  Form of Stock Option Agreement.

        23.1*   Consent of Ernst & Young LLP.

        31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1* Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
-----
  *     Filed herewith