Form 10-K/A
period 2004-12-25
TRACTOR SUPPLY CO /DE/
filed 2005-04-21
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-3139732
      -------------------------------           -------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES   X      NO
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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


               CLASS                         OUTSTANDING AT JANUARY 31, 2005
-----------------------------------    -----------------------------------------
   Common Stock, $.008 par value                         38,329,620

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K for the year ended December 25, 2004 as originally filed on March 10, 2005 (the "Original Filing"). The Amendment is being filed to amend "Management's Report on Internal Control Over Financial Reporting" and "Controls and Procedures."

Except as otherwise described above, no other changes have been made to the Original Filing. The Amendment does not otherwise attempt to update the information set forth in the Original Filing.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance that the controls and procedures will meet their objectives.

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

Management's assessment of the effectiveness of internal control over financial reporting as of December 25, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 29 hereof.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 25, 2004, the principal executive officer and principal financial officer of the Company have concluded that, due to the material weakness discussed in Management's Report on Internal Control Over Financial Reporting on page 28 of the Form 10-K, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As discussed in Management's Report on Internal Control Over Financial Reporting on Page 28 of the Form 10-K, the material weakness related to the selection and monitoring of appropriate assumptions and factors affecting accounting for leases and leasehold improvements. After a review of all store leases, the Company determined that the earliest lease impacted by the lease-related accounting method was dated April 1988. As a result of the material weakness, the Company has restated the previously issued consolidated financial statements. No additional remediation is necessary to cure the material weakness.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 25, 2004 and the attestation report of Ernst & Young LLP on management's assessment of the Company's internal control over financial reporting are contained on pages 28, 29 and 30, respectively, of this report.

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

                                     TRACTOR SUPPLY COMPANY

  Date: April  21, 2005              By:  /s/ Calvin B. Massmann
                                         --------------------------------
                                         Calvin B. Massmann
                                         Senior Vice President - Chief Financial
                                         Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

  SIGNATURE                                        TITLE                            DATE
  ---------                                        -----                            ----

  /s/ Calvin B. Massmann            Senior Vice President - Chief Financial     April  21, 2005
  -----------------------------     Officer and Treasurer
  Calvin B. Massmann                (Principal Financial and Accounting
                                    Officer)


  /s/ James F. Wright               President and Chief Executive               April  21, 2005
  -----------------------------     Officer and Director
  James F. Wright                   (Principal Executive Officer)


  /s/ Joseph H. Scarlett, Jr.       Chairman of the Board                       April  21, 2005
  -----------------------------
  Joseph H. Scarlett, Jr.


  /s/ S.P. Braud                    Director                                    April 21, 2005
  -----------------------------
  S.P. Braud


  /s/ Cynthia T. Jamison            Director                                    April  21, 2005
  -----------------------------
  Cynthia T. Jamison


   /s/ Gerard E. Jones              Director                                    April  21, 2005
  -----------------------------
  Gerard E. Jones


  /s/ Joseph D. Maxwell             Director                                    April  21, 2005
  -----------------------------
  Joseph D. Maxwell


  /s/ Edna K. Morris                Director                                    April  21, 2005
  -----------------------------
  Edna K. Morris


  /s/ Sam K. Reed                   Director                                    April  21, 2005
  -----------------------------
  Sam K. Reed


  /s/ Joseph M. Rodgers             Director                                    April  21, 2005
  -----------------------------
  Joseph M. Rodgers

    Exhibit Index

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