Form 10-Q
period 2005-03-26
TRACTOR SUPPLY CO /DE/
filed 2005-05-03
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 26, 2005
                              --------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

                        Commission file number  000-23314
                                              -----------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                  13-3139732
-------------------------------------      -------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


         200 Powell Place,
       Brentwood, Tennessee                                 37027
-------------------------------------      -------------------------------------
      (Address of Principal                              (Zip Code)
        Executive Offices)


Registrant's Telephone Number, Including Area Code:        (615) 366-4600
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

                               YES   X       NO
                                  -------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES   X       NO
                                  -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                            Outstanding At April 24, 2004
-------------------------------------      -------------------------------------
   Common Stock, $.008 par value                         38,902,623

                                   TRACTOR SUPPLY COMPANY

                                            INDEX


                                                                                   Page No.
                                                                                   --------
Part I.  Financial Information:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets -
                   March 26, 2005 and December 25, 2004...................................3

               Consolidated Statements of Income -
                   For the Fiscal Three Months Ended
                   March 26, 2005 and March 27, 2004......................................4

               Consolidated Statements of Cash Flows -
                   For the Fiscal Three Months Ended
                   March 26, 2005 and March 27, 2004......................................5

               Notes to Unaudited Consolidated Financial Statements.....................6-9

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................10-14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk................14

     Item 4.   Controls and Procedures................................................14-15

Part II. Other Information:

     Item 6.   Exhibits..................................................................16

     Signature ..........................................................................16



                                        Page 2 of 16

                                           PART I. FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                              TRACTOR SUPPLY COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                                       MARCH 26,     DECEMBER 25,
                                                                                         2005            2004
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    37,890     $    28,941
  Inventories.....................................................................        501,121         385,127
  Prepaid expenses and other current assets.......................................         34,232          30,481
  Assets held for sale............................................................          1,704           2,272
  Deferred income taxes...........................................................         12,330          11,584
                                                                                      -----------     -----------
         Total current assets.....................................................        587,277         458,405
                                                                                      -----------     -----------
Land..............................................................................         17,608          15,481
Buildings and improvements........................................................        187,564         171,279
Furniture, fixtures and equipment.................................................         92,016          88,222
Computer software and hardware....................................................         28,569          27,283
Construction in progress..........................................................          7,592          24,316
                                                                                      -----------     -----------
                                                                                          333,349         326,581
Accumulated depreciation and amortization.........................................       (119,770)       (112,947)
                                                                                      -----------     -----------
  Property and equipment, net.....................................................        213,579         213,634
Other assets......................................................................          4,340           6,446
                                                                                      -----------     -----------
         Total assets.............................................................    $   805,196     $   678,485
                                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $   267,920     $   147,950
  Accrued employee compensation...................................................          1,887          10,703
  Other accrued expenses..........................................................         72,427          79,544
  Current portion of capital lease obligations....................................          1,132             882
                                                                                      -----------     -----------
         Total current liabilities................................................        343,366         239,079
                                                                                      -----------     -----------
Revolving credit loan.............................................................         44,000          32,279
Capital lease obligations.........................................................          2,924           2,465
Deferred income taxes.............................................................          5,564           5,710
Other long-term liabilities.......................................................         27,542          28,368
                                                                                      -----------     -----------
         Total liabilities........................................................        423,396         307,901
                                                                                      -----------     -----------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued.....             --              --
 Common stock, 100,000,000 shares authorized; $.008 par value; 38,881,797
   and 38,302,373 shares issued and outstanding in 2005 and 2004, respectively....            311             306
Additional paid-in capital........................................................         88,127          77,600
Retained earnings.................................................................        293,362         292,678
                                                                                      -----------     -----------
         Total stockholders' equity...............................................        381,800         370,584
                                                                                      -----------     -----------
         Total liabilities and stockholders' equity...............................    $   805,196     $   678,485
                                                                                      ===========     ===========

                          The accompanying notes are an integral part of this statement.

                                                   Page 3 of 16

                                        TRACTOR SUPPLY COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE FISCAL THREE MONTHS ENDED
                                                                   ---------------------------------
                                                                     MARCH 26,           MARCH 27,
                                                                       2005                2004
                                                                   -------------      --------------
                                                                                       (AS RESTATED,
                                                                                        SEE NOTE 2)
                                                                              (UNAUDITED)
Net sales....................................................      $     377,203        $    330,554

Cost of merchandise sold.....................................            265,132             231,385
                                                                   -------------      --------------

     Gross margin............................................            112,071              99,169

Selling, general and administrative expenses.................            102,675              86,956

Depreciation and amortization................................              7,646               6,326
                                                                   -------------      --------------

     Income from operations..................................              1,750               5,887

Interest expense, net........................................                677                 381
                                                                   -------------      --------------

     Income before income taxes..............................              1,073               5,506

Income tax expense...........................................                389               2,061
                                                                   -------------      --------------

Net income...................................................      $         684      $        3,445
                                                                   =============      ==============

Net income per share - basic.................................      $        0.02      $         0.09
                                                                   =============      ==============

Net income per share - diluted...............................      $        0.02      $         0.08
                                                                   =============      ==============


                    The accompanying notes are an integral part of this statement.

                                             Page 4 of 16

                                            TRACTOR SUPPLY COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                            FOR THE FISCAL THREE MONTHS ENDED
                                                                            ---------------------------------
                                                                               MARCH 26,         MARCH 27,
                                                                                 2005              2004
                                                                              -----------       -----------
                                                                                               (AS RESTATED,
                                                                                                SEE NOTE 2)
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income.............................................................       $       684       $     3,445
Tax benefit of stock options exercised.................................             6,463             6,725
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization......................................             7,646             6,326
     Gain on sale of property and equipment............................              (183)             (265)
     Asset impairment related to closed stores.........................                51                71
     Deferred income taxes.............................................              (892)             (212)
     Change in assets and liabilities:
        Inventories....................................................          (115,994)          (77,597)
        Prepaid expenses and other current assets......................            (4,527)           (3,298)
        Accounts payable...............................................           119,970            99,601
        Accrued expenses...............................................           (17,674)           (7,729)
        Other..........................................................             3,752             1,738
                                                                              -----------       -----------
Net cash provided by (used in) operating activities....................              (704)           28,805
                                                                              -----------       -----------
Cash flows from investing activities:
    Capital expenditures...............................................            (6,706)          (27,230)
    Proceeds from sale of property and equipment.......................               827             1,454
                                                                              -----------       -----------
Net cash used in investing activities..................................            (5,879)          (25,776)
                                                                              -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit agreement........................           112,104            88,142
    Repayments under revolving credit agreement........................          (100,383)          (91,584)
    Principal payments under capital lease obligations.................              (258)              (89)
    Net proceeds from issuance of common stock.........................             4,069             4,588
                                                                              -----------       -----------
Net cash provided by financing activities..............................            15,532             1,057
                                                                              -----------       -----------
Net increase in cash and cash equivalents..............................             8,949             4,086
Cash and cash equivalents at beginning of period.......................            28,941            19,980
                                                                              -----------       -----------
Cash and cash equivalents at end of period.............................       $    37,890       $    24,066
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $       590       $       293
  Income taxes.........................................................             2,687               175

Supplemental disclosure of non-cash activities:
  Equipment acquired through capital leases............................       $       967       $        --


                       The accompanying notes are an integral part of this statement.

                                                Page 5 of 16

                             TRACTOR SUPPLY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

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

Certain amounts reflected in previously issued financial statements have been reclassified to conform to the fiscal 2005 presentation.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On March 10, 2005, the Company filed its annual report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the fiscal quarter ended March 27, 2004 reflect the impact of the restatement.

The issue requiring restatement related to the Company's lease-related accounting methods. The Company determined that its methods of accounting for
(1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with generally accepted accounting principles. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended December 27, 2003 and December 28, 2002, and the first three quarters of fiscal 2004.

Following is a summary of the effects of these changes on the Company's consolidated statements of income and cash flows for the fiscal quarter ended March 27, 2004 (in thousands, except per share amounts):

                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                     ---------------------------------------------
                                                     AS PREVIOUSLY
                                                        REPORTED      ADJUSTMENTS    AS RESTATED
                                                     -------------  --------------  --------------
FISCAL QUARTER ENDED MARCH 27, 2004:
Selling, general and administrative expenses          $   86,891      $       65      $   86,956
Depreciation and amortization                              5,803             523           6,326
Income from operations                                     6,475            (588)          5,887
Income before income taxes                                 6,094            (588)          5,506
Income tax expense                                         2,273            (212)          2,061
Net income                                                 3,821            (376)          3,445
Net income per share -- basic                         $     0.10      $    (0.01)     $     0.09
Net income per share -- diluted                       $     0.09      $    (0.01)     $     0.08

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ---------------------------------------------
                                                     AS PREVIOUSLY
                                                        REPORTED      ADJUSTMENTS    AS RESTATED
                                                     -------------  --------------  --------------
FISCAL QUARTER ENDED MARCH 27, 2004:
Net cash provided by operating activities             $   27,559      $    1,246      $   28,805
Net cash used in investing activities                 $  (24,530)     $   (1,246)     $  (25,776)

NOTE 3 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $9,998,000 and $9,619,000 higher than reported at March 26, 2005 and December 25, 2004, respectively.

NOTE 4 - STOCK-BASED COMPENSATION PLANS:

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS 123), "Accounting for Stock-Based Compensation," the Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, compensation expense would be recorded if the current market price of the underlying stock on the date of grant exceeded the exercise price.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share for the fiscal quarters ended March 26, 2005 and March 27, 2004, would have been as follows (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED
                                                               ----------------------------------
                                                               MARCH 26, 2005      MARCH 27, 2004
                                                               --------------      --------------
          Net income - as reported..........................     $        684       $      3,445
          Pro forma compensation expense, net of income
               taxes........................................           (1,005)            (1,013)
                                                                 ------------       ------------
          Net income (loss) - pro forma.....................     $       (321)      $      2,432
                                                                 ============       ============

          Net income (loss) per share - basic:
               As reported..................................     $       0.02       $       0.09
               Pro forma....................................     $      (0.01)      $       0.06
          Net income (loss) per share - diluted:
               As reported..................................     $       0.02       $       0.08
               Pro forma....................................     $      (0.01)      $       0.06

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

The Statement is effective for public companies at the beginning of the first fiscal year beginning after June 15, 2005 (fiscal 2006 for the Company). The impact of adoption of this Statement cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The pro-forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. As of the date of this filing, the Company has not determined which option pricing model is most appropriate for future option grants or which method of adoption the Company will apply.

NOTE 5 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $0.1 million and $0.1 million in the first quarter of fiscal 2005 and 2004, respectively, to adjust the carrying value of certain property to fair value, less costs to sell. This charge is included in selling, general, and administrative expenses.

The buildings and properties held for sale are separately presented as assets held for sale in the accompanying consolidated balance sheets. The assets are classified as current, as the Company believes they will be sold within the next twelve months and have met all the criteria for classification as held for sale pursuant to SFAS 144.

NOTE 6 - NET INCOME PER SHARE:

The Company presents both basic and diluted earning per share ("EPS") on the face of the consolidated statements of income. As provided by SFAS 128 "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and warrants.

Net income per share is calculated as follows (in thousands, except per share amounts):

                                             THREE MONTHS ENDED                  THREE MONTHS ENDED
                                               MARCH 26, 2005                      MARCH 27, 2004
                                    ----------------------------------   ----------------------------------
                                                            PER SHARE                            PER SHARE
                                     INCOME       SHARES      AMOUNT      INCOME       SHARES      AMOUNT
                                    ---------  ----------  -----------   ---------  ----------  -----------
BASIC NET INCOME PER SHARE:
Net income........................  $    684       38,583    $    0.02    $  3,445      37,829   $    0.09

Dilutive stock options outstanding                  2,331                                2,893        (0.01)
                                    --------    ---------    ---------    --------   ---------   ----------

DILUTED NET INCOME PER SHARE:
Net income........................  $    684       40,914    $    0.02    $  3,445      40,722   $    0.08
                                    ========    =========    =========    ========   =========   ==========

NOTE 7 - CONTINGENCIES:

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

As previously disclosed in The Company's Form 10-K for fiscal 2004 (filed on March 10, 2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three month periods ended March 26, 2005 and March 27, 2004 and significant developments affecting its financial condition since the end of the fiscal year, December 25, 2004, and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 25, 2004. The following discussion and analysis also contain certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESTATEMENT OF FINANCIAL STATEMENTS

On March 10, 2005, the Company filed its Annual Report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the fiscal quarter ended March 27, 2004 reflect the impact of the restatement.

The issue requiring restatement related to the Company's lease-related accounting methods. The Company determined that its methods of accounting for
(1) amortization of leasehold improvements, (2) leasehold improvements funded by landlord incentives and (3) rent expense prior to commencement of operations and rent payments, while in line with common industry practice, were not in accordance with generally accepted accounting principles. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended December 27, 2003 and December 28, 2002, and the first three quarters of fiscal 2004.

See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on the Company's consolidated statements of income and cash flows for the fiscal quarter ended March 27, 2004.

RESULTS OF OPERATIONS

FISCAL THREE MONTHS (FIRST QUARTER) ENDED MARCH 26, 2005 AND MARCH 27, 2004

Net sales increased 14.1% to $377.2 million for the first quarter of 2005 from $330.6 million for the first quarter of 2004. The net sales increase resulted primarily from the addition of new stores and same-store sales improvement of 4.2%. Most product categories experienced same-store sales increases, led by equine, pet and animal products and hardware and tools. During the first quarter of 2005, the Company opened a total of 13 new stores compared to 13 stores in the prior year quarter. The Company also relocated two stores in the first quarter of 2005 compared to three store relocations in the first quarter of 2004. The Company closed one store in the first quarter of 2004. The Company operated 528 stores during the first quarter of 2005 compared to 475 stores during the first quarter of 2004.

The following charts indicate the average percentages of sales represented by each of the Company's major product categories during the first quarter of fiscal 2005 and 2004:

                                                         THREE MONTHS ENDED
                                                    --------------------------
                                                     MARCH 26,      MARCH 27,
          PRODUCT CATEGORY                             2005           2004
                                                    -----------    -----------
          Equine, Pet and Animal                         37%             37%
          Hardware and Tools                             20              19
          Seasonal Products                              17              18
          Truck/Trailer/Tow/Lube                         12              12
          Maintenance products for agriculture
             and rural use                                9               9
          Clothing and Footwear                           5               5
                                                    -----------    -----------
          Total                                         100%            100%
                                                    ===========    ===========

Increased activity in clearance programs for some hardware and tools as well as a later start to the spring selling season from prior year resulted in a slight shift between hardware and tools and seasonal product categories.

The gross margin rate for the first quarter of 2005 decreased 30 basis points to 29.7% of sales from 30.0% of sales in the first quarter of 2004. This decrease is primarily due to (i) a sales mix shift towards clearance of hardware tools and winter seasonal merchandise, (ii) higher transportation costs and (iii) increased shrinkage, partially offset by improved initial margins as a result of selling price increases, a reduction in promotional discounting and additional vendor mark-down support on clearance merchandise.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased 90 basis points to 27.2% of sales in the first quarter of 2005 from 26.3% of sales in the first quarter of 2004. This increase is primarily a result of incremental occupancy costs related to the larger store base, increased investment in personnel and technology resources and increased distribution capacity.

Depreciation and amortization expense increased 20.9% over the first quarter of 2004 due mainly to costs associated with new and relocated stores, investment in additional distribution center capacity and continued improvements in technology.

Net interest expense increased to $0.7 million for the first quarter of 2005 from $0.4 million for the first quarter of 2004. This increase primarily resulted from increased borrowings to support the seasonal build of inventories.

The Company's effective tax rate decreased to 36.3% in the first quarter of 2005 compared with 37.4% for the first quarter of 2004 primarily due to changes in the Company's effective state tax rate resulting from changes in the geographic concentration of business.

As a result of the foregoing factors, net income for the first quarter of 2005 decreased $2.7 million to $0.7 million from $3.4 million in the first quarter of 2004. Net income, as a percent of sales, decreased 80 basis points to 0.2% for the first quarter of 2005 compared to 1.0% for the first quarter of 2004. Net income per diluted share decreased to $0.02 from $0.08 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement and normal trade credit. The Company's inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons.

At March 26, 2005, the Company had working capital of $243.9 million, a $24.6 million increase from December 25, 2004. This increase is primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                        MARCH 26,    DEC. 25,
                                                          2005         2004       VARIANCE
                                                       ----------   ----------   ----------
Current assets:
  Cash and cash equivalents.......................       $  37.9      $  28.9      $   9.0
  Inventories.....................................         501.1        385.1        116.0
  Prepaid expenses and other current assets.......          34.2         30.5          3.7
  Other, net......................................          14.1         13.9          0.2
                                                       ----------   ----------   ----------
                                                           587.3        458.4        128.9
                                                       ----------   ----------   ----------
Current liabilities:
  Accounts payable................................       $ 267.9      $ 148.0      $ 119.9
  Accrued expenses................................          74.3         90.2        (15.9)
  Other, net......................................           1.2          0.9          0.3
                                                       ----------   ----------   ----------
                                                           343.4        239.1        104.3
                                                       ----------   ----------   ----------

Working capital...................................       $ 243.9      $ 219.3      $  24.6
                                                       ==========   ==========   ==========

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and an increase in average inventory per store due to increased sales expectations and increased cost of certain products containing steel, grain or petroleum. Additionally, an increased investment in inventory is required to support the distribution activities at the new Hagerstown, Maryland distribution center. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

The decrease in accrued expenses is due primarily to a $5.7 million decrease in incentive compensation accruals, (resulting from payment of 2004 year-end incentives during the first quarter of 2005) and general timing of other payments.

Operations used net cash of $0.7 million and provided $28.8 million in the first quarter of 2005 and 2004, respectively. The $29.5 million decrease in net cash provided in 2005 over 2004 is primarily due to changes in the following operating activities (in millions):

                                                        MARCH 26,    MARCH 27,
                                                          2005         2004       VARIANCE
                                                       ----------   ----------   ----------
Net income......................................       $     0.7    $     3.4    $     (2.7)
Tax benefit of stock options exercised..........             6.5          6.7          (0.2)
Inventories and accounts payable................             4.0         22.0         (18.0)
Accrued expenses................................           (17.7)        (7.7)        (10.0)
Other, net......................................             5.8          4.4           1.4
                                                       ---------    ---------    ----------
    Net cash provided by (used) in operations...       $    (0.7)   $    28.8    $    (29.5)
                                                       =========    =========    ==========

The decrease in net cash provided by operations in the first quarter of 2005 compared with the first quarter of 2004 is primarily due to the seasonal growth in inventory levels and the timing of payments. An unexpected growth in inventory levels (primarily a slow start to the spring selling season and the result of inflation) resulted in less inventory financed in the first quarter of 2005 than is typical for the first fiscal quarter. The decrease in accrued expenses is primarily due to higher payments of year-end incentives related to the Company's fiscal 2004 performance compared to 2003, increased activity in self-insurance benefits and general timing of payments.

Investing activities used $5.9 million and $25.8 million in the first quarter of 2005 and 2004, respectively. The majority of this cash requirement relates to the Company's capital expenditures. In January 2004, the Company purchased the land and building related to its distribution center in Pendleton, Indiana for $15.3 million. The facility was originally built to the Company's specifications and had been leased since 1999. The investing activities in 2005 primarily relate to the purchase of fixtures and improvements for new and relocated stores.

Financing activities provided $15.5 million and $1.1 million in the first quarter of 2005 and 2004, respectively, largely due to increased borrowings resulting from higher inventory levels and decreased cash flow from operations, partially offset by proceeds received from the issuance of common stock.

The Company believes that its cash flow from operations, borrowings available under its revolving credit agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings and renovations, over the next several years.

OFF-BALANCE SHEET ARRANGEMENTS

The Company's off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows the Company to utilize financial capital to operate the business rather than maintain assets. Letters of credit allow the Company to purchase inventory in a timely manner.

The Company has outstanding letters of credit of $11.1 million at March 26, 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

      -    Inventory valuation                     -    Self insurance
      -    Sales returns

The Company's critical accounting policies are subject to judgments and uncertainties, which affect the application of such policies. See Note 1 to the Notes to the Consolidated Financial Statements of the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004 for a discussion of the Company's critical accounting policies. The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (5.50% and 4.00% at March 26, 2005 and March 27, 2004, respectively) or LIBOR (2.11% and 1.09% at March 26, 2005 and March 27, 2004, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at March 26, 2005 and March 27, 2004). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. (See Note 5 of Notes to the Consolidated Financial Statements of the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004 for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been somewhat affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other materials, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials continue to increase dramatically, consumer demand may fall and/or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company's strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross margin.

ITEM 4.  CONTROLS AND PROCEDURES

On March 26, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective and that the reports required under the Securities Exchange Act of 1934 are filed within the time periods specified in the Commission's rules and forms, as of March 26, 2005. The controls and procedures evaluated relate to the recording, processing, reporting and summarization of the information that the Company is required to disclose in the aforementioned reports. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

During the first quarter of fiscal 2005, the Company implemented additional review procedures in order to remediate a material weakness in its internal controls over financial reporting with respect to its accounting for leases and depreciation of property and equipment. In connection with the implementation of these controls:

     o The policy for amortization of initial leasehold improvements was changed to ensure all improvements are amortized over the lesser of the useful life or the life of the initial fixed noncancellable lease term. Leasehold improvements made subsequent to the inception of the lease will be amortized over the lesser of the useful life of the assets or over a term that includes renewals that are reasonably assured. Reasonable assurance will only include objective, verifiable evidence of renewal.
     o The Company began recognizing leasehold improvements funded by landlord incentives as a reduction in future rent obligations as opposed to reductions in amounts spent for leasehold improvements. Accordingly, landlord incentives are now classified as deferred rent liabilities and amortized over the initial fixed noncancellable lease term.
     o Rent holidays will be recognized for the period during which the Company has control of the leased premises prior to store opening, regardless of the commencement date or terms stipulated in the lease.

There have been no other changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

As previously disclosed in The Company's Form 10-K for fiscal 2004 (filed on March 10, 2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals.

ITEM 6.  EXHIBITS

        Exhibits

        3.1 Third Certificate of Amendment to the Restated Certificate of Incorporation of Tractor Supply Company.

        3.2     Amendment No. 2 to Amended and Restated By-laws.

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

                                   TRACTOR SUPPLY COMPANY

Date:   MAY 3, 2005                By: /s/ Calvin B. Massmann
        -----------                   ------------------------------------------
                                      Calvin B. Massmann
                                        Senior Vice President - Chief Financial
                                        Officer and Treasurer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)