Form 10-Q
period 2005-06-25
TRACTOR SUPPLY CO /DE/
filed 2005-08-03
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 25, 2005
                                 -----------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                 --------------------    -----------------------


                        Commission file number 000-23314
                                               ---------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                DELAWARE                                      13-3139732
---------------------------------------------      -----------------------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)


   200 Powell Place, Brentwood, Tennessee                       37027
---------------------------------------------      -----------------------------
  (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:       (615) 366-4600
                                                   -----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X__  NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES __X__  NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                            Outstanding at July 23, 2005
---------------------------------------------      -----------------------------
       Common Stock, $.008 par value                         39,145,157


                                             TRACTOR SUPPLY COMPANY

                                                     INDEX


                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information:

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets -
                      June 25, 2005 and December 25, 2004....................................................3

                  Consolidated Statements of Income -
                      For the Fiscal Three and Six Months Ended
                      June 25, 2005 and June 26, 2004........................................................4

                  Consolidated Statements of Cash Flows -
                      For the Fiscal Six Months Ended
                      June 25, 2005 and June 26, 2004........................................................5

                  Notes to Unaudited Consolidated Financial Statements.....................................6-9

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................................10-15

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................15

     Item 4.      Controls and Procedures...................................................................15

Part II. Other Information:

     Item 1.      Legal Proceedings.........................................................................16

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...............................16

     Item 3.      Default upon Senior Securities............................................................16

     Item 4.      Submission of matters to a vote of security holders.......................................16

     Item 5.      Other Information.........................................................................17

     Item 6.      Exhibits..................................................................................17

     Signature    ..........................................................................................17


                                            PART I. FINANCIAL INFORMATION

                                            ITEM 1. FINANCIAL STATEMENTS

                                               TRACTOR SUPPLY COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)


                                                                                        JUNE 25,    DECEMBER 25,
                                                                                          2005            2004
                                                                                    --------------- ---------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................    $    66,358       $    28,941
  Inventories.....................................................................        474,194           385,127
  Prepaid expenses and other current assets.......................................         30,914            30,481
  Assets held for sale............................................................            968             2,272
  Deferred income taxes...........................................................         13,387            11,584
                                                                                      -----------       -----------
         Total current assets.....................................................        585,821           458,405
                                                                                      -----------       -----------
Land..............................................................................         17,494            15,481
Buildings and improvements........................................................        194,661           171,279
Furniture, fixtures and equipment.................................................        102,272            88,222
Computer software and hardware....................................................         27,076            27,283
Construction in progress..........................................................         10,259            24,316
                                                                                      -----------       -----------
                                                                                          351,762           326,581
Accumulated depreciation and amortization.........................................       (126,991)         (112,947)
                                                                                      -----------       -----------
  Property and equipment, net.....................................................        224,771           213,634
Other assets......................................................................          4,117             6,446
                                                                                      -----------       -----------
         Total assets.............................................................    $   814,709       $   678,485
                                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $   253,927       $   147,950
  Accrued employee compensation...................................................          8,874            10,703
  Other accrued expenses..........................................................         81,125            79,544
  Current portion of capital lease obligations....................................          1,148               882
  Income taxes currently payable..................................................         11,197                --
                                                                                      -----------       -----------
         Total current liabilities................................................        356,271           239,079
                                                                                      -----------       -----------
Revolving credit loan.............................................................             --            32,279
Capital lease obligations.........................................................          2,905             2,465
Deferred income taxes.............................................................          4,645             5,710
Other long-term liabilities.......................................................         31,053            28,368
                                                                                      -----------       -----------
         Total liabilities........................................................        394,874           307,901
                                                                                      -----------       -----------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued.....             --                --
 Common stock, 100,000,000 shares authorized; $.008 par value; 39,112,604
   and 38,302,373 shares issued and outstanding in 2005 and 2004, respectively....            313               306
Additional paid-in capital........................................................         90,406            77,600
Retained earnings.................................................................        329,116           292,678
                                                                                      -----------       -----------
         Total stockholders' equity...............................................        419,835           370,584
                                                                                      -----------       -----------
         Total liabilities and stockholders' equity...............................    $   814,709       $   678,485
                                                                                      ===========       ===========


                           The accompanying notes are an integral part of this statement.


                                              TRACTOR SUPPLY COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE FISCAL                   FOR THE FISCAL
                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      --------------------------       -------------------------
                                                       JUNE 25,        JUNE 26,         JUNE 25,        JUNE 26,
                                                         2005            2004             2005            2004
                                                      ----------      ----------       ----------      ---------
                                                                     (AS RESTATED,                   (AS RESTATED,
                                                                      SEE NOTE 2)                     SEE NOTE 2)
                                                              (UNAUDITED)                      (UNAUDITED)
Net sales  ........................................   $  613,235      $  525,919       $  990,438      $ 856,473
Cost of merchandise sold...........................      423,479         365,376          688,611        596,761
                                                      ----------      ----------       ----------      ---------
     Gross profit..................................      189,756         160,543          301,827        259,712

Selling, general and administrative expenses.......      125,383         104,630          228,058        191,586
Depreciation and amortization......................        8,065           6,672           15,711         12,998
                                                      ----------      ----------       ----------      ---------

     Income from operations........................       56,308          49,241           58,058         55,128

Interest expense, net..............................          224             190              901            571
                                                      ----------      ----------       ----------      ---------

     Income before income taxes....................       56,084          49,051           57,157         54,557

Income tax expense.................................       20,330          18,047           20,719         20,108
                                                      ----------      ----------       ----------      ---------

Net income.........................................   $   35,754      $   31,004       $   36,438      $  34,449
                                                      ==========      ==========       ==========      =========

Net income per share - basic.......................   $     0.92      $    0.81        $     0.94      $    0.90
                                                      ==========      =========        ==========      =========

Net income per share - diluted.....................   $     0.87      $    0.76        $     0.89      $    0.85
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


                                            TRACTOR SUPPLY COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                             FOR THE FISCAL SIX MONTHS ENDED
                                                                             -------------------------------
                                                                               JUNE 25,          JUNE 26,
                                                                                 2005              2004
                                                                              -----------       -----------
                                                                                               (AS RESTATED,
                                                                                                SEE NOTE 2)
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income.............................................................       $    36,438       $    34,449
Tax benefit of stock options exercised.................................             7,296             8,014
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization......................................            15,711            12,998
     Gain on sale of property and equipment............................              (299)             (961)
     Asset impairment related to closed stores.........................               197                71
     Deferred income taxes.............................................            (2,868)             (422)
     Change in assets and liabilities:
        Inventories....................................................           (89,067)          (82,532)
        Prepaid expenses and other current assets......................            (1,109)            4,218
        Accounts payable...............................................           105,977           106,168
        Accrued expenses...............................................               528             6,388
        Income taxes currently payable.................................            11,197             5,542
        Other..........................................................             4,955             2,345
                                                                              -----------       -----------
Net cash provided by operating activities..............................            88,956            96,278
                                                                              -----------       -----------
Cash flows from investing activities:
    Capital expenditures...............................................           (26,162)          (38,524)
    Proceeds from sale of property and equipment.......................             1,929             2,417
                                                                              -----------       -----------
Net cash used in investing activities..................................           (24,233)          (36,107)
                                                                              -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit agreement........................           187,987           122,367
    Repayments under revolving credit agreement........................          (220,266)         (141,770)
    Principal payments under capital lease obligations.................              (544)             (177)
    Net proceeds from issuance of common stock.........................             5,517             5,850
                                                                              -----------       -----------
Net cash used in financing activities..................................           (27,306)          (13,730)
                                                                              -----------       -----------
Net increase in cash and cash equivalents..............................            37,417            46,441
Cash and cash equivalents at beginning of period.......................            28,941            19,980
                                                                              -----------       -----------
Cash and cash equivalents at end of period.............................       $    66,358       $    66,421
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.............................................................       $     1,088       $       366
  Income taxes.........................................................             3,680               762

Supplemental disclosure of non-cash activities:
  Equipment acquired through capital leases............................       $     1,250       $        --


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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS:

On March 10, 2005, the Company filed its Annual Report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the three and six months ended June 26, 2004 reflect the impact of the restatement.

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

Following is a summary of the effects of these changes on the Company's consolidated statements of income and cash flows for the three and six months ended June 26, 2004 (in thousands, except per share amounts):

                                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                                 --------------------------------------------------
                                                                  AS PREVIOUSLY
                                                                    REPORTED        ADJUSTMENTS       AS RESTATED
                                                                 ---------------  ---------------   ---------------
THREE MONTHS ENDED JUNE 26, 2004:
---------------------------------
Selling, general and administrative expenses                     $       104,606  $            24   $       104,630
Depreciation and amortization                                              6,114              558             6,672
Income from operations                                                    49,823             (582)           49,241
Income before income taxes                                                49,633             (582)           49,051
Income tax expense                                                        18,257             (210)           18,047
Net income                                                                31,376             (372)           31,004
Net income per share -- basic                                    $          0.82  $         (0.01)  $          0.81
Net income per share -- diluted                                  $          0.77  $         (0.01)  $          0.76


SIX MONTHS ENDED JUNE 26, 2004:
-------------------------------
Selling, general and administrative expenses                     $       191,497  $            89   $       191,586
Depreciation and amortization                                             11,917            1,081            12,998
Income from operations                                                    56,298           (1,170)           55,128
Income before income taxes                                                55,727           (1,170)           54,557
Income tax expense                                                        20,530             (422)           20,108
Net income                                                                35,197             (748)           34,449
Net income per share -- basic                                    $          0.92  $         (0.02)  $          0.90
Net income per share -- diluted                                  $          0.86  $         (0.01)  $          0.85


                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 --------------------------------------------------
                                                                  AS PREVIOUSLY
                                                                    REPORTED        ADJUSTMENTS       AS RESTATED
                                                                 ---------------  ---------------   ---------------
SIX MONTHS ENDED JUNE 26, 2004:
-------------------------------
Net cash provided by operating activities                        $        94,597  $         1,681   $        96,278
Net cash used in investing activities                            $        34,426  $        (1,681)  $        36,107

NOTE 3 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $10,646,000 and $9,619,000 higher than reported at June 25, 2005 and December 25, 2004, respectively.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share for the fiscal quarters and the six months ended June 25, 2005 and June 26, 2004, would have been as follows (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           -------------------------------       -------------------------------
                                           JUNE 25, 2005     JUNE 26, 2004       JUNE 25, 2005     JUNE 26, 2004
                                           -------------     -------------       -------------     -------------
Net income - as reported..................   $  35,754         $  31,004           $  36,438         $  34,449
Pro forma compensation expense, net of
   income taxes...........................        (970)           (1,026)             (1,976)           (1,935)
                                             ---------         ---------           ---------         ---------
Net income- pro forma.....................   $  34,784         $  29,978           $  34,462         $  32,514
                                             =========         =========           =========         =========

Net income per share - basic:
       As reported........................   $    0.92         $    0.81           $    0.94         $    0.90
       Pro forma..........................   $    0.89         $    0.78           $    0.89         $    0.86
Net income per share - diluted:
       As reported........................   $    0.87         $    0.76           $    0.89         $    0.85
       Pro forma..........................   $    0.85         $    0.74           $    0.84         $    0.80

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

NOTE 5 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded an impairment charge of $0.1 million in the second quarter of fiscal 2005 and $0.2 million and $0.1 million in the first six months of 2005 and 2004, respectively, to adjust the carrying value of certain property to fair value, less costs to sell. This charge is included in selling, general, and administrative expenses.

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

Net income per share is calculated as follows (in thousands, except per share amounts):

                                              THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                JUNE 25, 2005                              JUNE 26, 2004
                                     -------------------------------------     --------------------------------------
                                                               PER SHARE                                 PER SHARE
                                       INCOME       SHARES       AMOUNT          INCOME       SHARES       AMOUNT
                                     ----------- ------------ ------------     ----------- ------------ ------------
BASIC NET INCOME PER SHARE:
Net income..........................  $  35,754       39,008   $     0.92       $  31,004       38,213   $     0.81

Dilutive stock options outstanding..                   1,976        (0.05)                       2,491        (0.05)
                                      ---------   ----------   ----------       ---------   ----------   ----------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  35,754       40,984   $     0.87       $  31,004       40,704   $     0.76
                                      =========   ==========   ==========       =========   ==========   ==========


                                               SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                JUNE 25, 2005                              JUNE 26, 2004
                                     -------------------------------------     --------------------------------------
                                                               PER SHARE                                 PER SHARE
                                       INCOME       SHARES       AMOUNT          INCOME       SHARES       AMOUNT
                                     ----------- ------------ ------------     ----------- ------------ ------------
BASIC NET INCOME PER SHARE:
Net income..........................  $  36,438       38,796   $     0.94       $  34,449       38,021   $     0.90

Dilutive stock options outstanding..                   2,113        (0.05)                       2,692        (0.05)
                                      ---------   ----------   ----------       ---------   ----------   ----------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  36,438       40,909   $     0.89       $  34,449       40,713   $     0.85
                                      =========   ==========   ==========       =========   ==========   ==========

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

As previously disclosed in the Company's Annual Report on Form 10-K for fiscal 2004 filed on March 10, 2005 (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21,
2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals. There has been no further activity to date on this matter and the appeal is currently pending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three month and six month periods ended June 25, 2005 and June 26, 2004 and significant developments affecting its financial condition since the end of the fiscal year, December 25, 2004, and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 25, 2004. The following discussion and analysis also contain certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

On July 22, 2005, the Company announced it has signed a letter of intent to purchase privately-held Del's Farm Supply, Inc. ("Del's"). Based in Lakewood, Washington, Del's operates 17 stores, primarily in the Pacific Northwest, that offer a wide selection of products tailored to those who enjoy the rural lifestyle. Del's specializes in the equine, animal and pet category, which accounts for approximately 70% of its sales. For the year ended December 31, 2004, Del's generated approximately $34 million in sales.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 10, 2005, the Company filed its Annual Report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year

2004. Accordingly, the prior year financial results for the fiscal quarter and the six months ended June 26, 2004 reflect the impact of the restatement.

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

See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on the Company's consolidated statements of income and cash flows for the fiscal quarter and the six months ended June 26, 2004.

RESULTS OF OPERATIONS

FISCAL THREE MONTHS (SECOND QUARTER) AND SIX MONTHS ENDED JUNE 25, 2005 AND JUNE 26, 2004

Net sales increased 16.6% to $613.2 million for the second quarter of 2005 from $525.9 million for the second quarter of 2004. Net sales increased 15.6% to $990.4 million for the first six months of fiscal 2005 from $856.5 million for the first six months of fiscal 2004. The net sales increase resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 5.9%. The Company opened 19 new stores during the second quarter and 32 stores during the first six months of fiscal 2005, compared to 12 and 25 stores opened during the second quarter and first six months of 2004, respectively. The Company also relocated two and four stores in the second quarter and first six months of 2005, respectively, compared to five and eight store relocations during the second quarter and first six months of 2004, respectively. The Company closed one store in the first quarter of 2004. The Company operated 547 stores at June 25, 2005 as compared to 487 stores at June 26, 2004.

The following chart indicates the average percentages of sales represented by each of the Company's major product categories during the second quarter and first six months of fiscal 2005 and 2004:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ------------------------          ------------------------
                                                        JUNE 25,        JUNE 26,          JUNE 25,        JUNE 26,
                                                          2005            2004              2005            2004
                                                        --------        --------          --------        --------
Equine, Pet and Animal                                     29%             29%               32%             32%
Seasonal Products                                          29              29                25              25
Hardware and Tools                                         15              15                17              16
Truck/Trailer/Tow/Lube                                     12              12                12              12
Maintenance products for agriculture and rural use         10              11                 8               9
Clothing and Footwear                                       5               4                 6               6
                                                          -----          ------            ------           ---
Total                                                     100%            100%              100%            100%
                                                          ====            ====              ====            ====

Gross profit for the second quarter and the first six months of fiscal 2005 was $189.8 million and $301.8 million, respectively. This represents an increase of 18.2% and 16.2%, respectively, over the comparable periods of the prior year. This increase is primarily attributable to a 16.6% increase in sales due to the addition of new stores, increased volume achieved through successful store relocations, and same store sales improvement of 5.9%. Gross profit, as a percent of sales, was 30.9% for the second quarter of fiscal 2005, compared to 30.5% for the comparable period in fiscal 2004. For the first six months of 2005, the gross profit rate was 30.5%, compared to 30.3% for the comparable period in fiscal 2004. This improvement in the gross profit rate is a result of improvements in product sourcing, partially offset by higher transportation and shrink costs.

As a percent of net sales, selling, general and administrative ("SG&A") expenses increased 50 basis points to 20.4% of sales in the second quarter of fiscal 2005 from 19.9% of sales in the second quarter of fiscal 2004. As a percent of sales, SG&A expenses increased 60 basis points to 23.0% of sales in the first six months of fiscal 2005 from 22.4% of sales in the first six months of fiscal 2004. This increase is primarily a result of incremental occupancy costs related to the larger store base, increased investment in personnel and technology resources (which the Company believes is creating an infrastructure that will sustain the pace of growth) and additional costs related to the new support center location.

Depreciation and amortization expense increased 20.9% in both the second quarter and the first six months of fiscal 2004 compared to the prior year due mainly to costs associated with new and relocated stores, investment in additional distribution center capacity and continued improvements in technology.

Net interest expense was $0.2 and $0.9 million for the second quarter and first six months of fiscal 2005, respectively, compared to $0.2 million and $0.6 million, respectively, for the second quarter and first six months of fiscal 2004. A strong cash position coupled with lower capital expenditures in comparison to the prior year offset by an additional inventory investment for the Hagerstown, Maryland distribution center have resulted in relatively flat interest incurred.

The Company's effective tax rate decreased to 36.2% in both the second quarter and first six months of fiscal 2005 compared with 36.8% and 36.9% for the second quarter and first six months of fiscal 2004, respectively, primarily due to changes in the Company's effective state tax rate resulting from changes in the geographic concentration of business.

As a result of the foregoing factors, net income for the second quarter and first six months of fiscal 2005 increased $4.8 million and $2.0 million, respectively, to $35.8 million and $36.4 million from $31.0 million and $34.4 million in the second quarter and first six months of fiscal 2004, respectively. Net income, as a percent of sales, decreased 10 and 30 basis points to 5.8% and 3.7% for the second quarter and first six months of fiscal 2005, respectively, compared to 5.9% and 4.0% for the second quarter and first six months of fiscal 2004, respectively. Net income per diluted share increased to $0.87 and $0.89 for the second quarter and the first six months of fiscal 2005, respectively, from $0.76 and $0.85 for the second quarter and the first six months of fiscal 2004, respectively.

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

At June 25, 2005, the Company had working capital of $229.5 million, a $10.2 million increase from December 25, 2004. This increase is primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                               JUNE 25,         DEC. 25,
                                                                 2005             2004           VARIANCE
                                                             ------------     ------------     ------------
Current assets:
  Cash and cash equivalents..............................     $     66.4       $     28.9       $     37.5
  Inventories............................................          474.2            385.1             89.1
  Prepaid expenses and other current assets..............           30.9             30.5              0.4
  Other, net.............................................           14.3             13.9              0.4
                                                              ----------       ----------       ----------
                                                                   585.8            458.4            127.4
                                                              ----------       ----------       ----------
Current liabilities:
  Accounts payable.......................................     $    253.9       $    148.0       $    105.9
  Accrued expenses.......................................           90.0             90.2             (0.2)
  Income taxes payable...................................           11.2               --             11.2
  Other, net.............................................            1.2              0.9              0.3
                                                              ----------       ----------       ----------
                                                                   356.3            239.1            117.2
                                                              ----------       ----------       ----------

Working capital..........................................     $    229.5       $    219.3       $     10.2
                                                              ==========       ==========       ==========

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and an increase in average inventory per store due to increased sales expectations, as well as the increased cost of certain products containing steel, grain or petroleum. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

The increase in income taxes payable of $11.2 million is due primarily to the timing of estimated payments during the year.

Operations provided net cash of $89.0 million and $96.3 million in the first six months of fiscal 2005 and 2004, respectively. The $7.3 million decrease in net cash provided in fiscal 2005 over fiscal 2004 is primarily due to changes in the following operating activities (in millions):

                                                                FOR THE FISCAL SIX MONTHS
                                                                         ENDED
                                                               ----------------------------
                                                                JUNE 25,         JUNE 24,
                                                                  2005             2004           VARIANCE
                                                               -----------      -----------     ------------
Net income...............................................       $    36.4        $    34.4       $      2.0
Tax benefit of stock options exercised...................             7.3              8.0             (0.7)
Inventories and accounts payable.........................            16.9             23.6             (6.7)
Accrued expenses.........................................             0.5              6.4             (5.9)
Income taxes payable.....................................            11.2              5.5              5.7
Other, net...............................................            16.7             18.4             (1.7)
                                                                ---------        ---------       ----------
    Net cash provided by operations......................       $    89.0        $    96.3       $     (7.3)
                                                                =========        =========       ==========

The decrease in net cash provided by operations in the first six months of 2005 compared with the first six months of 2004 is primarily due to a change in vendor terms on a significant portion of seasonal products. The decrease in accrued expenses is primarily due to the timing of payments in the current and prior year related to the Company's transportation expenses.

Investing activities used $24.2 million and $36.1 million in the first six months of fiscal 2005 and fiscal 2004, respectively. The majority of this cash requirement relates to the Company's capital expenditures. Capital expenditures (including equipment acquired under capital lease) for the first six months of fiscal 2005 and 2004 were as follows (in millions):

                                                         2005         2004
                                                         ----         ----
New/relocated stores and stores not yet opened          $ 17.8       $ 13.6
Existing stores                                            1.3          1.9
Distribution center capacity and improvements              5.5         17.4
Information technology                                     1.6          3.0
Corporate and other                                        1.2          2.6
                                                        ------       ------
                                                        $ 27.4       $ 38.5
                                                        ======       ======

The above table reflects 36 new/relocated stores in 2005, compared to 33 during the first six months of 2004. Additionally, the current year expenditures for distribution center capacity primarily reflect $3.0 million relating to current construction of a new facility in Waverly, Nebraska (a total estimated investment of $11 million) whereas the 2004 spending primarily reflects $15.3 million for the purchase of the existing, previously leased facility in Pendleton, Indiana.

Financing activities used $27.3 million and $13.7 million in the first six months of fiscal 2005 and fiscal 2004, respectively, largely due to the repayment of all outstanding borrowings under the Company's revolving credit agreement, partially offset by proceeds received from the issuance of common stock (due to the exercise of employee stock options and purchases from the employee stock purchase plan).

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

The Company has outstanding letters of credit of $14.7 million at June 25, 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

        -    Inventory valuation                -    Self insurance
        -    Sales returns

The Company's significant accounting policies are subject to judgments and uncertainties, which affect the application of such policies. (See Note 1 to the Notes to the Consolidated Financial Statements of the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004 for a discussion of the Company's significant accounting policies.) The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (6.00% and 4.00% at June 25, 2005 and June 26, 2004, respectively) or LIBOR (2.10% and 1.33% at June 25, 2005 and June 26, 2004, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at June 25, 2005 and June 26, 2004). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. (See Note 5 of Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004 for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been somewhat affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other materials, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials and/or services continue to increase dramatically, consumer demand may fall and/or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company's strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross profit.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

On June 25, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective and that the reports required under the Securities Exchange Act of 1934 are filed within the time periods specified in the Commission's rules and forms, as of June 25, 2005. The controls and procedures evaluated relate to the recording, processing, reporting and summarization of the information that the Company is required to disclose in the aforementioned reports. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's second fiscal quarter that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

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

As previously disclosed in the Company's Annual Report on Form 10-K for fiscal 2004 filed on March 10, 2005 (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21,
2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals. There has been no further activity to date on this matter and the appeal is currently pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on April 21, 2005 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected, for a one-year term, the directors set forth below.

(c)     The stockholders voted on the following matters at the Annual Meeting:

        1. Approval of an amendment to the Company's Certificate of Incorporation to eliminate the classification of the Company's Board of Directors.

                      For           Against          Abstain
                  ----------        -------          -------

                  36,172,009        173,702          152,799

        2. Upon the stockholders' approval of the amendment to the Company's Certificate of Incorporation, the removal of each of the Company's directors without cause.


                      For           Against          Abstain          No Vote
                  ----------        -------          -------         ---------

                  27,410,769        422,005           47,636         8,618,100

        3. Upon the stockholders' approval of the amendment to the Company's Certificate of Incorporation, the election of nine directors for a one-year term ending at the 2006 Annual Meeting of Stockholders:

        Nominees for Directors               For               Withheld
        ----------------------           ----------            --------

         S. P. Braud                     35,558,974              939,536
         Cynthia T. Jamison              35,824,779              673,731
         Gerard E. Jones                 35,366,930            1,131,580
         Joseph D. Maxwell               35,282,425            1,216,085
         Edna K. Morris                  35,824,481              674,029
         Sam K. Reed                     35,465,289            1,033,221
         Joseph M. Rodgers               35,824,656              673,854
         Joseph H. Scarlett, Jr.         35,561,764              936,746
         James F. Wright                 35,473,342            1,025,168

        4. Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.

                      For           Against          Abstain
                  ----------        -------          -------


                  36,450,693         14,536           33,281

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

                                      TRACTOR SUPPLY COMPANY

Date:   August 3, 2005                By: /s/ Calvin B. Massmann
        ----------------------            --------------------------------------------------------------------
                                          Calvin B. Massmann
                                            Senior Vice President - Chief Financial Officer and Treasurer
                                              (Duly Authorized Officer and Principal Financial Officer)