Form 10-Q
period 2005-09-24
TRACTOR SUPPLY CO /DE/
filed 2005-11-01
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 24, 2005
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                        Commission file number  000-23314
                                              -------------

                             TRACTOR SUPPLY COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                   13-3139732
--------------------------------------    --------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)


200 Powell Place, Brentwood, Tennessee                     37027
--------------------------------------    --------------------------------------
       (Address of Principal                            (Zip Code)
          Executive Offices)


Registrant's Telephone Number, Including Area Code:        (615) 366-4600
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

                       YES  X                  NO
                          -----                  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       YES  X                  NO
                          -----                  -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       YES                     NO  X
                          -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding At October 22, 2005
--------------------------------------    --------------------------------------
    Common Stock, $.008 par value                       39,330,882

                                TRACTOR SUPPLY COMPANY

                                         INDEX


                                                                              PAGE NO.

Part I.  Financial Information:

   Item 1.   Financial Statements:

             Consolidated Balance Sheets -
               September 24, 2005 and December 25, 2004.............................3

             Consolidated Statements of Income -
               For the Fiscal Three and Nine Months Ended
               September 24, 2005 and September 25, 2004............................4

             Consolidated Statements of Cash Flows -
               For the Fiscal Nine Months Ended
               September 24, 2005 and September 25, 2004............................5

             Notes to Unaudited Consolidated Financial Statements.................6-9

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................10-15

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk............15

   Item 4.   Controls and Procedures...............................................15

Part II. Other Information:

   Item 1.   Legal Proceedings.....................................................16

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...........16

   Item 3.   Default upon Senior Securities........................................16

   Item 4.   Submission of Matters to a Vote of Security Holders...................16

   Item 5.   Other Information.....................................................16

   Item 6.   Exhibits..............................................................16

   Signature ......................................................................17


                                     Page 2 of 17


                                            PART I. FINANCIAL INFORMATION

                                             ITEM 1. FINANCIAL STATEMENTS

                                                TRACTOR SUPPLY COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                                    (IN THOUSANDS)

                                                                                        SEPT. 24,      DEC. 25,
                                                                                          2005            2004
                                                                                      -----------     -----------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents......................................................    $    25,659     $    28,941
   Inventories....................................................................        487,026         385,127
   Prepaid expenses and other current assets......................................         37,892          30,481
   Assets held for sale...........................................................          1,401           2,272
   Deferred income taxes..........................................................         10,019          11,584
                                                                                      -----------     -----------
         Total current assets.....................................................        561,997         458,405
                                                                                      -----------     -----------
Land..............................................................................         17,435          15,481
Buildings and improvements........................................................        202,758         171,279
Furniture, fixtures and equipment.................................................        107,845          88,222
Computer software and hardware....................................................         27,969          27,283
Construction in progress..........................................................         21,241          24,316
                                                                                      -----------     -----------
                                                                                          377,248         326,581
Accumulated depreciation and amortization.........................................       (134,869)       (112,947)
                                                                                      ------------    -----------
   Property and equipment, net....................................................        242,379         213,634
Deferred income taxes.............................................................          7,972              --
Other assets......................................................................          4,190           6,446
                                                                                      -----------     -----------
         Total assets.............................................................    $   816,538     $   678,485
                                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................    $   224,572     $   147,950
  Accrued employee compensation...................................................          6,071          10,703
  Other accrued expenses..........................................................         85,206          79,544
  Current portion of capital lease obligations....................................          1,068             882
  Income taxes currently payable..................................................            664              --
                                                                                      -----------     -----------
         Total current liabilities................................................        317,581         239,079
                                                                                      -----------     -----------
Revolving credit loan.............................................................         20,000          32,279
Capital lease obligations.........................................................          2,706           2,465
Deferred income taxes.............................................................             --           5,710
Other long-term liabilities.......................................................         33,233          28,368
                                                                                      -----------     -----------
         Total liabilities........................................................        373,520         307,901
                                                                                      -----------     -----------
Stockholders' equity:
 Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued.....             --              --
 Common stock, 100,000,000 shares authorized; $.008 par value; 39,320,759
   and 38,302,373 shares issued and outstanding in 2005 and 2004, respectively....            315             306
Additional paid-in capital........................................................         95,258          77,600
Retained earnings.................................................................        347,445         292,678
                                                                                      -----------     -----------
         Total stockholders' equity...............................................        443,018         370,584
                                                                                      -----------     -----------
         Total liabilities and stockholders' equity...............................    $   816,538     $   678,485
                                                                                      ===========     ===========

                            The accompanying notes are an integral part of this statement.

                                                    Page 3 of 17

                                              TRACTOR SUPPLY COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE FISCAL                FOR THE FISCAL
                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      ---------------------------     --------------------------
                                                       SEPT. 24,       SEPT. 25,       SEPT. 24,      SEPT. 25,
                                                          2005            2004           2005           2004
                                                      -----------     -----------     -----------    -----------
                                                                     (AS RESTATED,                  (AS RESTATED,
                                                                      SEE NOTE 2)                    SEE NOTE 2)
                                                              (UNAUDITED)                      (UNAUDITED)
Net sales  ........................................   $   479,607     $   426,384     $ 1,470,045    $ 1,282,857
Cost of merchandise sold...........................       332,702         306,808       1,021,313        903,569
                                                      -----------     -----------     -----------    -----------
     Gross profit..................................       146,905         119,576         448,732        379,288

Selling, general and administrative expenses.......       109,073         100,555         337,131        292,141
Depreciation and amortization......................         8,893           6,893          24,604         19,891
                                                      -----------     -----------     -----------    -----------

     Income from operations........................        28,939          12,128          86,997         67,256

Interest expense, net..............................           189             171           1,090            742
                                                      -----------     -----------     -----------    -----------

     Income before income taxes....................        28,750          11,957          85,907         66,514

Income tax expense.................................        10,421           4,345          31,140         24,453
                                                      -----------     -----------     -----------    -----------

Net income.........................................   $    18,329     $     7,612     $    54,767    $    42,061
                                                      ===========     ===========     ===========    ===========

Net income per share - basic.......................   $      0.47     $      0.20     $      1.41    $      1.10
                                                      ===========     ===========     ===========    ===========

Net income per share - diluted.....................   $      0.45     $      0.19     $      1.34    $      1.03
                                                      ===========     ===========     ===========    ===========


                          The accompanying notes are an integral part of this statement.

                                                   Page 4 of 17

                                            TRACTOR SUPPLY COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)


                                                                             FOR THE FISCAL NINE MONTHS ENDED
                                                                             --------------------------------
                                                                               SEPT. 24,         SEPT. 25,
                                                                                 2005               2004
                                                                              -----------       -----------
                                                                                               (AS RESTATED,
                                                                                                SEE NOTE 2)
                                                                                        (UNAUDITED)
Cash flows from operating activities:
    Net income.........................................................       $    54,767       $    42,061
Tax benefit of stock options exercised.................................            10,355             8,141
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization......................................            24,604            19,891
    Gain on sale of property and equipment.............................              (580)             (940)
    Asset impairment related to closed stores..........................               197               160
    Deferred income taxes..............................................           (12,117)           (4,960)
    Change in assets and liabilities:
      Inventories......................................................          (101,899)         (110,489)
      Prepaid expenses and other current assets........................            (8,436)           (9,046)
      Accounts payable.................................................            76,622            67,700
      Accrued expenses.................................................             1,692             7,134
      Income taxes currently payable...................................               664                --
      Other............................................................             7,425             8,223
                                                                              -----------       -----------
Net cash provided by operating activities..............................            53,294            27,875
                                                                              -----------       -----------
Cash flows from investing activities:
    Capital expenditures...............................................           (53,163)          (57,955)
    Proceeds from sale of property and equipment.......................             2,372             2,784
                                                                              -----------       -----------
Net cash used in investing activities..................................           (50,791)          (55,171)
                                                                              -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit agreement........................           255,172           233,524
    Repayments under revolving credit agreement........................          (267,451)         (208,774)
    Principal payments under capital lease obligations.................              (818)             (320)
    Net proceeds from issuance of common stock.........................             7,312             6,374
                                                                              -----------       -----------
Net cash provided by (used in) financing activities....................            (5,785)           30,804
                                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents...................            (3,282)            3,508
Cash and cash equivalents at beginning of period.......................            28,941            19,980
                                                                              -----------       -----------
Cash and cash equivalents at end of period.............................       $    25,659       $    23,488
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest...........................................................       $     1,149       $       425
    Income taxes.......................................................            33,126            26,665

Supplemental disclosure of non-cash activities:
    Equipment acquired through capital leases..........................       $     1,250       $       558


                        The accompanying notes are an integral part of this statement.

                                                 Page 5 of 17

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS:

On March 10, 2005, the Company filed its Annual Report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the three and nine months ended September 25, 2004 reflect the impact of the restatement.

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

Following is a summary of the effects of these changes on the Company's consolidated statements of income and cash flows for the three and nine months ended September 25, 2004 (in thousands, except per share amounts):

                                                               CONSOLIDATED STATEMENTS OF INCOME
                                                       ---------------------------------------------------
                                                        AS PREVIOUSLY
                                                           REPORTED        ADJUSTMENTS       AS RESTATED
                                                       ---------------  ----------------  ----------------
THREE MONTHS ENDED SEPTEMBER 25, 2004:
--------------------------------------
Selling, general and administrative expenses            $     100,647    $         (92)    $     100,555
Depreciation and amortization                                   6,269              624             6,893
Income from operations                                         12,660             (532)           12,128
Income before income taxes                                     12,489             (532)           11,957
Income tax expense                                              4,537             (192)            4,345
Net income                                                      7,952             (340)            7,612
Net income per share -- basic                           $        0.21    $       (0.01)    $        0.20
Net income per share -- diluted                         $        0.20    $       (0.01)    $        0.19

NINE MONTHS ENDED SEPTEMBER 25, 2004:
-------------------------------------
Selling, general and administrative expenses            $     292,144    $          (3)    $     292,141
Depreciation and amortization                                  18,186            1,705            19,891
Income from operations                                         68,958           (1,702)           67,256
Income before income taxes                                     68,216           (1,702)           66,514
Income tax expense                                             25,067             (614)           24,453
Net income                                                     43,149           (1,088)           42,061
Net income per share -- basic                           $        1.13    $       (0.03)    $        1.10
Net income per share -- diluted                         $        1.06    $       (0.03)    $        1.03


                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       ---------------------------------------------------
                                                        AS PREVIOUSLY
                                                           REPORTED       ADJUSTMENTS       AS RESTATED
                                                       ---------------  ----------------  ----------------
NINE MONTHS ENDED SEPTEMBER 25, 2004:
-------------------------------------
Net cash provided by operating activities               $      25,114    $       2,761     $      27,875
Net cash used in investing activities                   $     (52,410)   $      (2,761)    $     (55,171)

NOTE 3 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $12,918,000 and $9,619,000 higher than reported at September 24, 2005 and December 25, 2004, respectively.

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

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date (derived through use of Black-Scholes methodology) for awards under the plans consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share for the three months and the nine months ended September 24, 2005 and September 25, 2004, would have been as follows (in thousands, except per share amounts):

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                            --------------------------      -------------------------
                                             SEPT. 24,       SEPT. 25,       SEPT. 24,      SEPT. 25,
                                               2005            2004            2005           2004
                                            ----------      ----------      ----------     ----------
Net income - as reported.................   $   18,329      $    7,612      $   54,767     $   42,061
Pro forma compensation expense, net of
   income taxes..........................         (963)         (1,028)         (2,938)        (2,975)
                                            ----------      ----------      ----------     ----------
Net income- pro forma....................   $   17,366      $    6,584      $   51,829     $   39,086
                                            ==========      ==========      ==========     ==========

Net income per share - basic:
     As reported.........................   $     0.47      $     0.20      $     1.41     $     1.10
     Pro forma...........................   $     0.44      $     0.17      $     1.33     $     1.03
Net income per share - diluted:
     As reported.........................   $     0.45      $     0.19      $     1.34     $     1.03
     Pro forma...........................   $     0.43      $     0.16      $     1.28     $     0.97

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

NOTE 5 - ASSETS HELD FOR SALE:

Assets held for sale consists of certain buildings and related store properties that the Company intends to sell. The Company applies the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets," to assets held for sale. SFAS 144 requires assets held for sale to be valued on an asset-by-asset basis at the lower of carrying amount or fair value less costs to sell. In applying these provisions, recent appraisals, valuations, offers and bids are considered. The Company recorded no impairment charges in the third quarter of fiscal 2005 and 2004 and $0.2 million in the first nine months of both 2005 and 2004, to adjust the carrying value of certain property to fair value, less costs to sell. This charge is included in selling, general, and administrative expenses.

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

Net income per share is calculated as follows (in thousands, except per share amounts):

                                              THREE MONTHS ENDED                        THREE MONTHS ENDED
                                              SEPTEMBER 24, 2005                        SEPTEMBER 25, 2004
                                     -------------------------------------     -------------------------------------
                                                               PER SHARE                                 PER SHARE
                                       INCOME       SHARES       AMOUNT          INCOME       SHARES       AMOUNT
                                     -----------  ----------  ------------     -----------  ----------  ------------
BASIC NET INCOME PER SHARE:
Net income..........................  $  18,329      39,236    $    0.47        $   7,612      38,259    $    0.20

Dilutive stock options outstanding..                  1,950        (0.02)                       2,424        (0.01)
                                      ---------   ---------    ---------        ---------   ---------    ---------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  18,329      41,186    $    0.45        $   7,612      40,683    $    0.19
                                      =========   =========    =========        =========   =========    =========


                                               NINE MONTHS ENDED                         NINE MONTHS ENDED
                                              SEPTEMBER 24, 2005                        SEPTEMBER 25, 2004
                                     -------------------------------------     -------------------------------------
                                                               PER SHARE                                 PER SHARE
                                       INCOME       SHARES       AMOUNT          INCOME       SHARES       AMOUNT
                                     -----------  ----------  ------------     -----------  ----------  ------------
BASIC NET INCOME PER SHARE:
Net income..........................  $  54,767      38,942    $    1.41        $  42,061      38,100    $    1.10

Dilutive stock options outstanding..                  2,059        (0.07)                       2,603        (0.07)
                                      ---------   ---------    ---------        ---------   ---------    ---------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  54,767      41,001    $    1.34        $  42,061      40,703    $    1.03
                                      =========   =========    =========        =========   =========    =========

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

As previously disclosed, in the Company's Annual Report on Form 10-K for fiscal 2004 filed on March 10, 2005 (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21,
2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals. On October 3, 2005, plaintiff filed a motion to dismiss the appeal and on October 19, 2005, the Tennessee Court of Appeals dismissed the appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three-month and nine-month periods ended September 24, 2005 and September 25, 2004 and significant developments affecting its financial condition since the end of the fiscal year, December 25, 2004, and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 25, 2004. The following discussion and analysis also contain certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company has identified herein and in the Company's other filings with the Securities and Exchange Commission certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

On July 22, 2005, the Company announced it has signed a letter of intent to purchase the assets of privately-held Del's Farm Supply, Inc. ("Del's"). Based in Lakewood, Washington, Del's operates 17 stores, primarily in the Pacific Northwest, that offer a wide selection of products tailored to those who enjoy the rural lifestyle. Del's specializes in the equine, animal and pet category, which accounts for approximately 70% of its sales. For the year ended December 31, 2004, Del's generated approximately $34 million in sales. This acquisition is expected to close in the fourth fiscal quarter of 2005.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 10, 2005, the Company filed its Annual Report on Form 10-K (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21, 2005). In that report, the Company restated its financial statements for fiscal years 2003 and 2002 and the first three quarters of fiscal year 2004. Accordingly, the prior year financial results for the fiscal quarter and the nine months ended September 25, 2004 reflect the impact of the restatement.

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

See Note 2 to the consolidated financial statements for a summary of the effects of this restatement on the Company's consolidated statements of income and cash flows for the fiscal quarter and the nine months ended September 25, 2004.

RESULTS OF OPERATIONS

FISCAL THREE MONTHS (THIRD QUARTER) AND NINE MONTHS ENDED SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

Net sales increased 12.5% to $479.6 million for the third quarter of 2005 from $426.4 million for the third quarter of 2004. Net sales increased 14.6% to $1,470.0 million for the first nine months of fiscal 2005 from $1,282.9 million for the first nine months of fiscal 2004.

The net sales increase for the third quarter and nine months ended September 24, 2005 resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 1.8% and 4.1%, respectively. The Company opened 15 new stores during the third quarter and 47 stores during the first nine months of fiscal 2005, compared to 13 and 38 stores opened during the third quarter and first nine months of 2004, respectively. The Company also relocated eight and 12 stores in the third quarter and first nine months of 2005, respectively, compared to four and 12 store relocations during the third quarter and first nine months of 2004, respectively. The Company closed one store in the first quarter of 2004. The Company operated 562 stores at September 24, 2005 as compared to 500 stores at September 25, 2004.

The following chart indicates the average percentages of sales represented by each of the Company's major product categories during the third quarter and first nine months of fiscal 2005 and 2004:

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        -------------------------    -------------------------
                                                        SEPT. 24,       SEPT. 25,    SEPT. 24,       SEPT. 25,
                                                          2005            2004         2005            2004
                                                        ---------       ---------    ---------       ---------
Equine, Pet and Animal                                      32%             33%          32%             32%
Seasonal Products                                           22              22           24              24
Hardware and Tools                                          18              19           17              18
Truck/Trailer/Tow/Lube                                      14              13           12              12
Maintenance products for agriculture and rural use           8               8            9               8
Clothing and Footwear                                        6               5            6               6
                                                          ----            ----         ----            ----
Total                                                      100%            100%         100%            100%
                                                          ====            ====         ====            ====

Gross profit for the third quarter and the first nine months of fiscal 2005 was $146.9 million and $448.7 million, respectively. This represents an increase of 22.9% and 18.3%, respectively, over the comparable periods of the prior year. This increase is primarily attributable to the increase in sales described above. Gross profit, as a percent of sales, was 30.6% for the third quarter of fiscal 2005, compared to 28.0% for the comparable period in fiscal 2004. For the first nine months of 2005, the gross profit rate was 30.5%, compared to 29.6% for the comparable period in fiscal 2004. This improvement in the gross profit rate primarily reflects a return to normalized gross profit levels after relatively soft gross profit results in 2004.

As a percent of net sales, selling, general and administrative ("SG&A") expenses improved 90 basis points to 22.7% of sales in the third quarter of fiscal 2005 from 23.6% of sales in the third quarter of fiscal 2004. Excluding an approximate $2.9 million pretax expense incurred in the third quarter of 2004 related to consolidating and relocating the Company's store support center, selling general and administrative expenses, as a percentage of sales, improved 20 basis points. This was primarily due to reduced advertising expense and improved leverage for personnel costs offset somewhat by higher occupancy costs due the addition of new stores. As a percent of sales, SG&A expenses increased 10 basis points to 22.9% of sales in the first nine months of fiscal 2005 from 22.8% of sales in the first nine months of fiscal 2004. Excluding an approximate $3.3 million pretax expense incurred for the Company's store support center relocation in 2004, SG&A increased 40 basis points for the first nine months of fiscal 2005. This increase is primarily a result of incremental occupancy costs related to the larger store base and increased investment in technology resources (which the Company believes is creating an infrastructure that will support the Company's pace of growth).

Depreciation and amortization expense increased 29.0% in the third quarter and 23.7% in the first nine months of fiscal 2005 compared to the prior year due mainly to costs associated with new and relocated stores, investment in additional distribution center capacity and continued improvements in technology.

Net interest expense was $0.2 and $1.1 million for the third quarter and first nine months of fiscal 2005, respectively, compared to $0.2 million and $0.7 million, respectively, for the third quarter and first nine months of fiscal 2004. The Company's financing activities and liquidity are discussed in the LIQUIDITY AND CAPITAL RESOURCES section below.

The Company's effective tax rate decreased to 36.2% in both the third quarter and first nine months of fiscal 2005 compared with 36.3% and 36.8% for the third quarter and first nine months of fiscal 2004, respectively, primarily due to changes in the Company's effective state tax rate resulting from changes in the geographic concentration of business.

As a result of the foregoing factors, net income for the third quarter and first nine months of fiscal 2005 increased $10.7 million and $12.7 million, respectively, to $18.3 million and $54.8 million from $7.6 million and $42.1 million in the third quarter and first nine months of fiscal 2004, respectively. Net income, as a percent of sales, increased 200 basis points to 3.8% for the third quarter, and 40 basis points to 3.7% for the first nine months of fiscal 2005, compared to 1.8% for the third quarter and 3.3% for the first nine months of fiscal 2004, respectively. Net income per diluted share increased to $0.45 and $1.34 for the third quarter and the first nine months of fiscal 2005, respectively, from $0.19 and $1.03 for the third quarter and the first nine months of fiscal 2004, respectively.

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

At September 24, 2005, the Company had working capital of $244.4 million, a $25.1 million increase from December 25, 2004. This increase is primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                         SEPT. 24,      DEC. 25,
                                                            2005          2004          CHANGE
                                                       -------------  -------------  -------------
Current assets:
  Cash and cash equivalents.........................     $    25.7      $    28.9      $    (3.2)
  Inventories.......................................         487.0          385.1          101.9
  Prepaid expenses and other current assets.........          37.9           30.5            7.4
  Other, net........................................          11.4           13.9           (2.5)
                                                         ---------      ---------      ---------
                                                             562.0          458.4          103.6
                                                         ---------      ---------      ---------
Current liabilities:
  Accounts payable..................................         224.6          148.0           76.6
  Accrued expenses..................................          91.3           90.2            1.1
  Income taxes payable..............................           0.7             --            0.7
  Current portion of capital lease obligations......           1.0            0.9            0.1
                                                         ---------      ---------      ---------
                                                             317.6          239.1           78.5
                                                         ---------      ---------      ---------

Working capital.....................................     $   244.4      $   219.3      $    25.1
                                                         =========      =========      =========

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

The increase in prepaid expenses and other current assets is generally due to the increase in the number of stores in operation, an increase in receivables due to vendor-related funding resulting from increased purchase activity and timing of related payments and receipts, primarily volume rebate and vendor support.

Operations provided net cash of $53.3 million and $27.9 million in the first nine months of fiscal 2005 and 2004, respectively. The $25.4 million increase in net cash provided in fiscal 2005 over fiscal 2004 is primarily due to changes in the following operating activities (in millions):

                                                          FOR THE FISCAL NINE
                                                             MONTHS ENDED
                                                     ----------------------------
                                                       SEPT. 24,      DEC. 25,
                                                          2005           2004         CHANGE
                                                     -------------  ----------------------------
Net income......................................       $    54.8      $    42.0      $    12.8
Tax benefit of stock options exercised..........            10.4            8.1            2.3
Depreciation and amortization...................            24.6           19.9            4.7
Deferred income taxes...........................           (12.1)          (5.0)          (7.1)
Inventories and accounts payable................           (25.3)         (42.8)          17.5
Accrued expenses................................             1.7            7.1           (5.4)
Other, net......................................            (0.8)          (1.4)           0.6
                                                       ---------      ---------      ---------
    Net cash provided by operations.............       $    53.3      $    27.9      $    25.4
                                                       =========      =========      =========

The increase in net cash provided by operations in the first nine months of fiscal 2005 compared with the first nine months of fiscal 2004 is primarily due to an increase in the number of stores in operation and increased same-store sales performance resulting in improved net income and cash flow. The change in cash provided by inventories and accounts payable is due to a significant investment in September 2004 in preparation for new sales driving initiatives in the fourth quarter. Purchases in the current year have more closely matched sales volume. This variance is partially offset by the change in accrued expenses which is primarily due to the timing of payments.

Investing activities used $50.8 million and $55.2 million in the first nine months of fiscal 2005 and fiscal 2004, respectively. The majority of this cash requirement relates to the Company's capital expenditures. Capital expenditures (including equipment acquired under capital lease) for the first nine months of fiscal 2005 and 2004 were as follows (in millions):

                                                         2005         2004
                                                         ----         ----
     New/relocated stores and stores not yet opened    $   28.1     $   18.9
     Existing stores                                       11.4          8.8
     Distribution center capacity and improvements         12.0         23.3
     Information technology                                 2.3          5.6
     Corporate and other                                    0.6          1.9
                                                       --------     --------
                                                       $   54.4     $   58.5
                                                       ========     ========

The above table reflects 59 new/relocated stores in 2005, compared to 50 during the first nine months of 2004. The current year expenditures for distribution center capacity primarily reflect $8.4 million relating to current construction of a new facility in Waverly, Nebraska (a total estimated investment of $15.8 million) and an additional $2.6 million in spending related to the completed construction of a new distribution center in Hagerstown, Maryland, whereas the 2004 spending primarily reflects $17.2 million for the purchase of the existing, previously leased facility in Pendleton, Indiana and $5.0 million for the new distribution center in Hagerstown, Maryland. Capital expenditures for the remainder of fiscal 2005 are expected to approximate $29.2 million.

Financing activities used $5.8 million and provided $30.8 million in the first nine months of fiscal 2005 and fiscal 2004, respectively. This was largely due to the net repayment of outstanding borrowings under the Company's revolving credit agreement and was partially offset by proceeds received from the issuance of common stock (received upon exercise of employee stock options and purchases from the employee stock purchase plan).

The Company believes that its cash flow from operations, borrowings available under its revolving credit agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings and renovations, over the next several years. The Company expects to fund its acquisition of Del's (approximately $17.0 million) through its existing revolving credit agreement.

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

The Company has outstanding letters of credit of $25.3 million at September 24, 2005.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting estimates and assumptions made by management primarily impact the following key financial statement areas:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (6.75% and 4.75% at September 24, 2005 and September 25, 2004, respectively) or LIBOR (4.55% and 1.84% at September 24, 2005 and September 25, 2004, respectively), plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at September 24, 2005 and September 25, 2004). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. (See
Note 5 of Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004 for further discussion regarding the Credit Agreement.)

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been somewhat affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other materials, petroleum, steel, corn, soybean, natural gas and other utilities, and other commodities as well as transportation services. If prices of these materials and/or services continue to increase dramatically, consumer demand may fall and/or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company's strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross profit.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of September 24, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective and that the reports required under the Securities Exchange Act of 1934 are filed within the time periods specified in the Commission's rules and forms, as of September 24, 2005. The controls and procedures evaluated relate to the recording, processing, reporting and summarization of the information that the Company is required to disclose in the aforementioned reports. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's third fiscal quarter that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting.

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

As previously disclosed, in the Company's Annual Report on Form 10-K for fiscal 2004 filed on March 10, 2005 (which Annual Report was amended by the filing of Amendment No. 1 to the Company's Annual Report on Form 10-K/A on April 21,
2005), in July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of the Company's directors, certain of its officers and one former director. The Company was named as a nominal defendant. On September 17, 2004, the plaintiff filed an amended complaint. On October 8, 2004, the Company moved to dismiss the amended complaint for failure to make a pre-suit demand on the Board of Directors. On December 3, 2004, the Court granted the Company's motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. On February 17, 2005, the Court entered an order denying a motion by the plaintiff to alter or amend the December 3, 2004 order and judgment dismissing the amended complaint. On March 18, 2005, the plaintiff appealed the order to the Tennessee Court of Appeals. On October 3, 2005, plaintiff filed a motion to dismiss the appeal and on October 19, 2005, the Tennessee Court of Appeals dismissed the appeal.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

         Exhibits

         10.1 Change in Control Agreement, dated October 31, 2005, between Tractor Supply Company and Anthony F. Crudele.

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

                                     TRACTOR SUPPLY COMPANY


Date:  November 1, 2005              By: /s/ Calvin B. Massmann
       --------------------             ----------------------------------------
                                        Calvin B. Massmann
                                          Senior Vice President - Chief
                                          Financial Officer and Treasurer
                                            (Duly Authorized Officer and
                                             Principal Financial Officer)