Form 10-K
period 2005-12-31
TRACTOR SUPPLY CO /DE/
filed 2006-03-16
CIK 916365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.
                        Commission file number 000-23314
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES __X__ NO _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES _____ NO __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer X Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES _____ NO __X__

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ National Market on June 25, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $1,401,143,957. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                CLASS                        OUTSTANDING AT JANUARY 31, 2006
--------------------------------------    --------------------------------------
    Common Stock, $.008 par value                      39,464,891

DOCUMENTS INCORPORATED BY REFERENCE:
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2006 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.

                             TRACTOR SUPPLY COMPANY
                                      INDEX

                                                                      FORM 10-K
                                                                       REPORT
ITEM NO.                                                                PAGE
--------                                                                ----

                                     PART I

FORWARD-LOOKING STATEMENTS...............................................II
1.      BUSINESS..........................................................1
1A.     RISK FACTORS......................................................6
1B.     UNRESOLVED STAFF COMMENTS.........................................9
2.      PROPERTIES........................................................9
3.      LEGAL PROCEEDINGS................................................10
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..............10

                                     PART II

5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES...........12
6.      SELECTED FINANCIAL DATA..........................................13
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................15
7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......24
8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................25
9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................48
9A.     CONTROLS AND PROCEDURES..........................................48
9B.     OTHER INFORMATION................................................48

                                    PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............49
11.     EXECUTIVE COMPENSATION...........................................49
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................49
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................50
14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................50

                                     PART IV

15.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................50

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

As with any business, all phases of the Company's operations are subject to influences outside its control. This information contains certain forward-looking statements, including statements regarding estimated results of operations in future periods. These forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the finalization of the Company's financial and accounting procedures, and may be affected by certain risks and uncertainties, any one, or a combination, of which could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, reliance on foreign suppliers, management of its information systems and the seasonality of the Company's business. Forward-looking statements made by or on behalf of the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

A predecessor of Tractor Supply Company, a Delaware corporation (the "Company"), was founded in 1938 as a catalog mail order tractor parts supplier. In 1982, the Company was formed by a group of investors through the purchase of the predecessor's assets. The group of investors included the Company's current Chairman of the Board, who is a significant stockholder. In 1994, the Company completed its initial public offering. Today, the Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work and recreational clothing for the entire family. The Company's stores currently range in size from approximately 7,000 to 23,000 square feet of inside selling space and also utilize outside selling space. Currently, the Company is developing stores utilizing one of five standard prototypes and also utilizes existing store structures. The Company's stores typically range in size from 15,500 square feet of inside selling space to 18,500 square feet of inside selling space and also utilize outside selling space.

On November 10, 2005, the Company acquired the assets of privately-held Del's Farm Supply, Inc. ("Del's") for $17.6 million and the assumption of certain liabilities. Based in Lakewood, Washington, Del's operates 16 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del's stores currently range in size from approximately 1,500 to 7,000 square feet of inside selling space and also utilize outside selling space.

Tractor Supply Company has one reportable industry segment - the operation of farm and ranch retail stores.

At December 31, 2005, the Company operated 595 retail farm and ranch stores in 37 states (including one store in British Columbia).

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

The Company experiences its highest inventory and accounts payable levels during its first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during its third fiscal quarter in anticipation of the winter selling season.

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

        The Company offers proprietary, private label credit cards for individual retail and business customers. In addition, the Company accepts cash, check debit cards and Visa, MasterCard and Discover credit cards.

        STORE ENVIRONMENT
        The Company's stores are designed and managed to make shopping an enjoyable experience and maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location by comparison of "good, better, best" qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of the store layouts and visual displays afford the customer a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all store employees wear highly visible red vests, aprons or smocks and nametags, and customer service and checkout counters are conveniently located.

        MERCHANDISING
        The Company offers a differentiated assortment of products for its key target customer. Its broad product assortment is tailored to meet the regional and geographic needs of each market, as well as the physical store size. The Company's full line of product offerings is supported by a strong in-stock inventory position with an average of 13,500 to 15,000 unique products per store. No one product accounted for more than 10% of sales during the year.

        Stores carry a wide selection of high quality, nationally recognized, name brand merchandise. The Company also markets products under its private-label programs which include HUSKEE (outdoor power equipment), TRAVELLER (truck/automotive products), RETRIEVER and PAWS `N CLAWS (pet foods), DUMOR and PRODUCERS PRIDE (livestock feed), C.E. SCHMIDT (apparel), GROUNDWORKS (grass seed), ROYAL WING (bird foods), MILEPOST (Equine Products) and RED SHED (gifts and collectibles). Additionally, the Company has control brands which it markets. These control brands include BIT & BRIDLE (clothing) and FARM HAND (air compressors). The Company believes that the availability of top quality private label products at great prices provides superior value for its customers, a strategic advantage for the Company, and positions the Company as a destination store.

        The following chart indicates the average percentages of sales represented by each of the Company's major product categories during fiscal 2005, 2004 and 2003.

                                                                               Percent of Sales
                                                                    ---------------------------------------
                              Product Category                      2005              2004             2003
                              ----------------                      ----              ----             ----
              Equine, Pet and Animal........................          31%               32%              31%
              Seasonal Products.............................          24                23               23
              Hardware and Tools............................          18                18               18
              Truck/Trailer/Tow/Lube........................          12                12               12
              Clothing and Footwear.........................           9                 8                9
              Maintenance products for agriculture and
                rural use...................................           6                 7                7
                                                                     ---               ---              ---
                                                                     100%              100%             100%
                                                                     ===               ===              ===

        PURCHASING AND DISTRIBUTION
        The Company offers a differentiated assortment of products for those seeking to enjoy the rural lifestyle. The Company's business is not dependent upon any one vendor or particular group of vendors. The Company purchases its products from a core group of approximately 850 vendors, with one vendor representing 13% of purchases during fiscal 2005. Prior to 2005, no one vendor accounted for more than 10% of purchases during any year. Approximately 130 vendors accounted for approximately 80% of the Company's purchases during fiscal 2005. The Company has no material long-term contractual commitments with any of its vendors, has not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for its products and believes that adequate sources of supply exist at substantially similar costs for substantially all of its products.

        The Company maintains a dedicated supply chain management team to focus exclusively on all replenishment and forecasting functions. This centralized direction permits the buying team to focus more strategic attention toward vendor line reviews, assortment planning and testing of new products and programs. Through the combined efforts of these teams, the Company expects to continually improve overall inventory productivity and in-stock position.

        Over 97% of the Company's purchase orders are transmitted through an electronic data interchange ("EDI") system, and approximately 88% of merchandise vendor invoices are transmitted through EDI. The Company is expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted from the Company.

        The Company owns and operates a 775,000 square foot distribution center in Pendleton, Indiana, a 362,000 square foot distribution center in Waco, Texas, a 482,000 square foot distribution center in Hagerstown, Maryland, and a 425,000 square foot facility in Waverly, Nebraska, and leases a 410,000 square foot distribution center in Braselton, Georgia. The facility in Hagerstown, Maryland, which became operational in January 2005, is strategically located in the Northeast to optimize transportation efficiencies with surrounding vendors and stores. The Company closed its distribution center in Omaha, Nebraska in December 2005. The new facility in Waverly, Nebraska, became operational in December 2005 and expands the Company's overall distribution capacity to support the Company's growth up to an estimated 950 stores. In fiscal 2005, the Company received approximately 80% of its merchandise through these distribution facilities, with the balance delivered directly to the stores.

        The Company manages its inbound and outbound transportation activity in-house through the use of a web-based transportation management system. The Company outsources the management of its dedicated fleets to two third-party logistics providers and utilizes several common carriers as required. The third-party logistics providers are responsible for providing drivers and tractors dedicated to transporting merchandise for the Company. The Company endeavors to control its transportation costs through the monitoring of transportation routes, scheduling of deliveries, backhauls and optimal utilization of its internal fleet of trucks and trailers.

        MARKETING
        The Company utilizes an "everyday low prices" strategy to consistently offer its products at competitive prices. The Company regularly monitors prices at competing stores and adjusts its prices as it deems appropriate. The Company believes that by avoiding a "sale" oriented marketing strategy, it is attracting customers on a regular basis rather than only in response to sales.

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

        The Company's vendors realize the value of the Company being a destination store. Due to the relatively small size of its stores, increased traffic in the store ensures increased exposure to most products. The Company's vendors are committed to helping the Company promote its brand and position itself as a destination store. Vendors provide assistance with product presentation and rack design, brochures, point of purchase materials for customers' education and product education for employees. Vendors also provide funding through contributions and incentives on purchases to promote new and relocated stores. The Company also earns rebates from many vendors on inventory purchases based on volume.

        COMPETITION
        The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e., supplying the lifestyle needs of recreational farmers and ranchers, and those who enjoy the rural lifestyle, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

        MANAGEMENT AND EMPLOYEES
        As of December 31, 2005, the Company employed approximately 5,000 full-time and approximately 3,700 part-time employees. The Company also employs additional part-time employees during peak periods. The Company is not party to any collective bargaining agreements.

        Management believes its district managers, store managers and other distribution and support personnel have contributed significantly to the Company's performance. The Company utilizes an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed "best-practice" solutions. The Company has implemented numerous best practice teams (comprised of employees from all divisions of the Company) to evaluate key operations of the Company and recommend process changes that will both improve efficiency and strengthen controls. Management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from employees and responds to the suggestions.

        All employees participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon individual and/or Company performance. The Company also provides employees the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan (the Company contributes to the 401(k) plan through a cash match).

        Additionally, the Company shares in the cost of health insurance provided to its employees, and employees receive a discount on merchandise purchased at the Company's stores.

        Management encourages a "promote from within" environment when internal resources permit. The Company maintains internal leadership development programs designed to mentor high potential employees for continued progress. All executive officers have over 25 years of business experience. District managers and store managers have an average length of service with the Company of approximately five years. Management believes internal promotions coupled with the hiring of individuals with previous retail experience will provide the management structure necessary to support expected store growth. Management believes it has satisfactory relationships with its employees.

        MANAGEMENT INFORMATION AND CONTROL SYSTEMS
        The Company has invested considerable resources in management information and control systems to ensure superior customer service, manage the purchase and distribution of merchandise and improve operating efficiencies. The management information and control systems include a point-of-sale system (with communications via a frame relay network to the Company's primary systems), a supply chain management and replenishment system, a radio frequency picking system in the distribution centers, a vendor purchase order control system and a merchandise presentation system. These systems are integrated and track merchandise from order through sale. All data from these systems are integrated with the Company's financial systems.

        The Company utilizes a cross-functional committee comprised of members of management from key departments within the Company. This committee aligns the activities and deliverables of the Information Technology department with the overall Company strategy. The strategy includes the goals of improving the level of service provided to the Company's customers and creating efficiencies within the Company's operations and supply chain. The committee evaluates requests for information technology resources and prioritizes projects to ensure greatest benefit to the Company.

        The Company continues to evaluate and improve the functionality of its systems to maximize their effectiveness. Such efforts include an ongoing evaluation of the optimal software configuration (including system enhancements and upgrades) as well as the adequacy of the underlying hardware components. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the systems to manage the Company's operations.

GROWTH STRATEGY

The Company's current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy, supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially advertising and distribution, and (5) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.

The Company has experienced considerable growth over the last five years, with an annual compounded unit growth rate of approximately 14%. This growth has expanded the Company's market presence into 37 states. The Company plans to continue this growth strategy with an annual increase in its unit count of approximately 13%. The Company believes this unit count increase, along with strategic relocations of small, older stores to full-size formats in areas of greater retail opportunity, will contribute substantially to the Company's future growth. Through store relocations, the Company is able to keep much of its existing loyal customer base but expand its overall reach to new customers, thereby growing the business. The acquisition of Del's enabled the Company to establish an initial presence in the Pacific Northwest, primarily in Washington, with one store in British Columbia.

The Company operated 595 retail farm and ranch stores in 37 states (including one store in British Columbia) as of December 31, 2005 and has plans to open approximately 78 to 80 stores in fiscal 2006, along with 19 store relocations. The Company believes it has developed a proven method for selecting store sites and has identified over 800 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores. The Company has relocated 72 stores since 2001.

The average estimated cash required to open a new leased store in fiscal 2005 was approximately $700,000 to $1,200,000, the majority of which was for initial acquisition of inventory and capital expenditures (principally leasehold improvements and fixtures and equipment), and approximately $70,000 of which was for pre-opening costs. The cash required to complete a store relocation typically ranged from $400,000 to $600,000 in fiscal 2005, depending on whether the Company is responsible for any renovation or remodeling costs.

ADDITIONAL INFORMATION

The Company files reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at WWW.SEC.GOV that contains the reports, proxy and information statements, and other information filed electronically.

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

The Company has posted its code of ethics that is applicable to all employees, including the Company's Chief Executive Officer, Chief Financial Officer and Controller, along with its Corporate Governance Guidelines and the charters of its Audit, Compensation, Corporate Governance and Nominating Committees of the Board of Directors on the Company's website at WWW.MYTSCSTORE.COM.

ITEM 1A.  RISK FACTORS

The Company's business faces many risks. These risks include those described below and may include additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial. If any of the events or circumstances described in the following risk factors occurs, the Company's business, financial condition or results of operations may suffer, and the trading price of the Company's common stock could decline. These risk factors should be read in conjunction with the other information in this Form 10-K.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE.
The Company has exposure to potentially higher interest rates, higher fuel and other energy costs, higher labor and healthcare costs, and other economic factors that adversely affect consumer demand for the merchandise offered by the Company. Additionally, changes in the mix of products sold to a mix with a lower overall gross margin or other increased cost of sales, along with slower inventory turnover and greater markdowns on inventory, could adversely affect the Company's financial performance. High levels of unemployment, inflation, changes in tax and other laws and other adverse developments in the economy may also adversely affect consumer demand for the Company's merchandise, adversely affect gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect the Company's operations and operating results.

INFLATIONARY PRESSURES, INCLUDING RISING ENERGY PRICES, MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE.
Although the Company cannot accurately determine the full effect of inflation on its operations, it believes its sales and results of operations have been affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Moreover, in the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for the Company's business and utility costs for the Company's stores. The Company has been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. However, there is no assurance that the Company will be successful in reducing or mitigating the effect of inflation on the Company in the future.

THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO CONTINUE TO INCREASE SALES AT ITS EXISTING STORES.
The Company experiences fluctuations in its same-store sales, which are defined as stores which have completed twelve months of sales. The Company's success depends, in part, upon its ability to improve sales at its existing stores. Various factors affect same-store sales, including the general retail sales environment, the Company's ability to efficiently source and distribute products, changes in the Company's merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause the Company's same-store sales results to differ materially from prior periods and from expectations. Past same-store sales are not necessarily an indication of future results, and there can be no assurance that the Company's same-store sales will not decrease in the future. Any failure to meet the same-store sales expectations of investors and security analysts in one or more future periods could reduce the market price of the Company's common stock.

THE COMPANY'S FAILURE TO EFFECTIVELY MANAGE GROWTH COULD IMPAIR ITS BUSINESS. Even if the Company is able to implement, to a significant degree, its key business strategy of expanding its store base, it may experience managerial or operational problems, which may prevent any significant increase in profitability or negatively impact its cash flow. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that the Company will be able to achieve its planned expansion, that the new stores will be effectively integrated into the Company's existing operations or that such stores will be profitable.

IF THE COMPANY FAILS TO OPEN NEW STORES IN THE MANNER CURRENTLY CONTEMPLATED, THE COMPANY'S FINANCIAL PERFORMANCE COULD BE ADVERSELY AFFECTED.
A key part of the Company's key business strategy includes the expansion of its base of stores by opening new stores. If the Company is unable to implement this strategy, the Company's ability to increase its sales, profitability, and cash flow could be impaired significantly. To the extent that the Company is unable to open new stores in the manner the Company anticipates (due to unforeseen delays in construction or site approval), the Company's sales growth would be dependent on increases in same-store sales. Any failure to meet the growth expectations of investors and security analysts in one or more future periods could reduce the market price of the Company's stock.

COMPETITION IN THE COMPANY'S INDUSTRY MAY HINDER THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY AND ADVERSELY AFFECT ITS OPERATIONS.
The Company operates in a highly competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. The Company believes it has successfully differentiated itself from general merchandise, home center retailers and other specialty and discount retailers by focusing on its specialized market niche (i.e., supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses). However, the Company does face select competition from these entities, as well as competition from independently-owned retail farm and ranch stores, several privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of large national or regional chains that have substantially greater financial and other resources than the Company.

WEATHER CONDITIONS MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S FINANCIAL RESULTS.
Historically, weather conditions have had a significant impact on the Company's operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices. In recent years, the Company has experienced unusually severe weather conditions, including ice storms, floods and wind damage, hurricanes and a summer dearth of water and pasture in some states. Weather conditions also directly affect the demand for petroleum products, particularly during the winter heating season. Accordingly, the weather can have a material effect on the Company's financial condition and results of operations.

THERE ARE CERTAIN RISKS ASSOCIATED WITH THE SEASONAL NATURE OF THE COMPANY'S BUSINESS.
The Company's working capital needs and borrowings generally peak in the first fiscal quarter because lower sales are generated while expenses are incurred in preparation for the spring selling season. If cash on hand and borrowings under existing credit facilities are ever insufficient to meet the seasonal needs or if cash flow generated during the spring and summer is insufficient to repay associated borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

THE COMPANY FACES RISKS ASSOCIATED WITH VENDORS FROM WHOM THE COMPANY'S PRODUCTS ARE SOURCED.
The products sold by the Company are sourced from a variety of domestic and international vendors. Foreign sourcing of many of the products sold is an important factor in the Company's financial performance. All of the Company's vendors must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting required vendor standards of conduct. The ability to find qualified vendors that meet Company standards, and access products in a timely and efficient manners, is a significant challenge, especially with respect to goods sourced outside the United States. These and other issues affecting the Company's vendors, including merchandise quality and financial instability of suppliers, could adversely affect the Company's financial performance. Additionally, one vendor accounted for approximately 13% of the Company's purchases in fiscal 2005. If this vendor were unable to meet the growing supply needs of the Company, sales could be adversely affected.

THE COMPANY FACES RISKS RELATING TO ITS RELIANCE ON FOREIGN SUPPLIERS.
The Company relies on foreign manufacturers for various products that are sold. In addition, many of the Company's domestic suppliers purchase a portion of their products from foreign sources. The Company relies on its long-term relationships with its suppliers but has no long-term contracts with such suppliers. The Company's future success will depend in large measure upon its ability to maintain its existing supplier relationships or to develop new ones. This reliance increases the risk of inadequate and untimely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. As an importer, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which the Company purchases products. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of the Company's products in the future, the Company's financial condition and results of operations could be materially adversely affected.

THE COMPANY'S FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL PERFORMANCE.
The ability to continue to expand operations depends on the Company's ability to attract and retain a large and growing number of qualified employees. The ability to meet labor needs generally while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If the Company is unable to locate, to attract or to retain qualified personnel, or if costs of labor or related costs increase significantly, the Company's financial performance could be adversely affected.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY AND OTHER CLAIMS IN THE ORDINARY COURSE OF BUSINESS.
The Company's business involves a risk of product liability and other claims in the ordinary course of business. The Company maintains general liability insurance with a $250,000 deductible for each occurrence and a $5,000,000 aggregate retention. The Company also maintains umbrella limits above the primary general and products liability cover. In many cases, the Company has indemnification rights against the manufacturers of the products and their products liability insurance. The Company's ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim. The Company cannot assure that its insurance coverage or the manufacturers' indemnity will be available or sufficient in any future cases brought against the Company.

IF THE COMPANY EXPERIENCES DIFFICULTIES WITH ITS MANAGEMENT INFORMATION SYSTEMS, ITS FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.
The Company depends on management information systems for many aspects of its business. The Company will be materially adversely affected if its management information systems are disrupted or it is unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued significant increases in the number of the Company's stores.

THERE IS NO ASSURANCE THAT THE COMPANY'S PRODUCT INNOVATIONS AND MARKETING SUCCESSES WILL CONTINUE.
The Company believes that its past performance has been based on, and future success will depend upon, in part, the ability to continue to improve existing product offerings through product innovation and to market new products. There is no assurance that the Company will be successful in the introduction and marketing of any new products or product innovations, or that innovations to existing product offerings will be introduced in a timely manner to satisfy customer needs or expectations. Failure to introduce new products successfully and in a timely manner could harm the Company's ability to grow the business and could have a material adverse effect on results of the Company's operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

At December 31, 2005, the Company operated 595 stores in 37 states (including one store in British Columbia). The Company leases more than 92% of its stores, one of its five distribution centers and its management headquarters. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at the Company's option. None of the store leases is individually material to the Company's operations.

Following is a count of store locations:

                              Number                                    Number
          State             of Stores        State                    of Stores
          -----             ---------        -----                    ---------
          Texas                    77        West Virginia                    9
          Ohio                     63        Missouri                         8
          Michigan                 53        Nebraska                         8
          Tennessee                42        North Dakota                     7
          Pennsylvania             35        Maryland                         6
          Indiana                  32        Wisconsin                        6
          New York                 31        Minnesota                        5
          Florida                  29        South Dakota                     5
          North Carolina           24        California                       4
          Kentucky                 22        Connecticut                      2
          Virginia                 19        Hawaii                           2
          Georgia                  16        Mississippi                      2
          Washington               13        Vermont                          2
          South Carolina           11        British Columbia, Canada         1
          Alabama                  10        Delaware                         1
          Arkansas                 10        Massachusetts                    1
          Oklahoma                 10        Montana                          1
          Illinois                  9        New Jersey                       1
                                                                      ---------
          Iowa                      9                                       595
                                                                      =========
          Kansas                    9

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stock holders during the fourth quarter of the Company's fiscal year ended December 31, 2005.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2006.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:

            Name                                        Position                                             Age
            ----                                        --------                                             ---
Joseph H. Scarlett, Jr..............    Chairman of the Board                                                 63

James F. Wright.....................    President, Chief Executive Officer and Director                       56

Anthony F. Crudele..................    Senior Vice President-Chief Financial Officer and Treasurer           49

Gerald W. Brase ....................    Senior Vice President-Merchandising and Logistics                     52

Stanley L. Ruta.....................    Senior Vice President-Store Operations                                54

------------------

Joseph H. Scarlett, Jr. has served as Chairman of the Board since 1993 and was Chief Executive Officer of the Company from 1993 through September 2004, having previously served as President and Chief Operating Officer of the Company from 1987 to 1993. Mr. Scarlett has served as a director of the Company since 1982.

James F. Wright has served as President and Chief Executive Officer of the Company since October 2004. Mr. Wright previously served as President and Chief Operating Officer of the Company from October 2000 to October 2004. Mr. Wright has served as a director of the Company since 2002.

Anthony F. Crudele has served as Senior Vice President-Chief Financial Officer and Treasurer since November 2005. Mr. Crudele previously served as Chief Financial Officer at Gibson Guitar from August 2003 to September 2005, as

Chief Financial Officer of Xcelerate Corp. from January 2000 to January 2003, and as Chief Financial Officer at The Sports Authority from February 1996 to November 1999.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on The NASDAQ National Market under the symbol "TSCO".

The table below sets forth the high and low sales prices of the Company's Common Stock as reported by The NASDAQ National Market for each fiscal quarter of the periods indicated:

                                              PRICE RANGE
                           --------------------------------------------------
                                    2005                        2004
                           ----------------------      ----------------------
                              HIGH        LOW             HIGH        LOW
                              ----        ---             ----        ---
        First Quarter        $45.45      $33.20          $45.82      $37.30
        Second Quarter       $50.20      $39.25          $42.97      $33.38
        Third Quarter        $58.64      $46.52          $42.13      $32.30
        Fourth Quarter       $56.84      $40.75          $36.99      $30.24

As of January 31, 2006, the approximate number of record holders of the Company's Common Stock was 175 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of the Company's Common Stock was 19,000.

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

There were no stock repurchases by the Company in the fourth quarter of fiscal 2005.

ITEM 6.  SELECTED FINANCIAL DATA

              FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The following selected financial data are derived from the consolidated financial statements of the Company. The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. Fiscal year 2005 consists of 53 weeks while all other fiscal years presented below consist of 52 weeks. The following table provides summary historical financial information for the periods ended and as of the dates indicated (in thousands, except per share and selected operating data):

                                                     2005          2004          2003          2002          2001
                                                 ------------  ------------  ------------  ------------  ------------
OPERATING RESULTS:
Net sales.....................................   $  2,067,979  $  1,738,843  $  1,472,885  $  1,209,990  $    849,799
Gross margin..................................        639,551       524,687       448,900       342,187       228,344
Selling, general and administrative expenses..        469,087       395,955       331,630       259,733       177,916
Depreciation and amortization.................         34,020        27,186        21,597        17,970        12,092
                                                 ------------  ------------  ------------  ------------  ------------

Income from operations........................        136,444       101,546        95,673        64,484        38,336
Interest expense, net.........................          1,632         1,440         3,444         4,707         4,494
Unusual item:  gain on life insurance.........             --            --            --            --         2,173
                                                 ------------  ------------  ------------  ------------  ------------

Income before income taxes and cumulative
   effect of accounting change................        134,812       100,106        92,229        59,777        36,015
Income tax provision..........................         49,143        36,037        34,647        21,612        10,746
                                                 ------------  ------------  ------------  ------------  ------------

Net income before cumulative effect of
   accounting change..........................         85,669        64,069        57,582        38,165        25,269
Cumulative effect of accounting change, net
   of income taxes (a)........................             --            --        (1,888)           --            --
                                                 ------------  ------------  ------------  ------------  ------------
Net income....................................   $     85,669  $     64,069  $     55,694  $     38,165  $     25,269
                                                 ============  ============  ============  ============  ============

Net income per share - basic, before
   cumulative effect of change in accounting
   principle (b)..............................   $       2.19  $       1.68  $       1.55  $       1.06  $       0.72
Cumulative effect of accounting change, net
   of income taxes............................             --            --         (0.05)           --            --
                                                 ------------  ------------  ------------  ------------  ------------
Net income per share - basic, after cumulative
   effect of change in accounting principle...   $       2.19  $       1.68  $       1.50  $       1.06  $       0.72
                                                 ============  ============  ============  ============  ============

Net income per share - assuming dilution
   before cumulative effect of change in
   accounting principle (b)...................   $       2.09  $       1.57  $       1.43  $       0.97  $       0.70
Cumulative effect of accounting change, net
   of income taxes............................             --            --         (0.05)           --            --
                                                 ------------  ------------  ------------  ------------  ------------
Net income per share - assuming dilution,
   after cumulative effect of change in
   accounting principle.......................   $       2.09  $       1.57  $       1.38  $       0.97  $       0.70
                                                 ============  ============  ============  ============  ============

Adjusted weighted average shares for dilutive
   earnings per share.........................         40,980        40,689        40,271        39,277        36,163
                                                 ============  ============  ============  ============  ============

Dividends per share...........................             --            --            --            --            --
                                                 ============  ============  ============  ============  ============

OPERATING DATA (PERCENT OF NET SALES):
Gross margin..................................          30.9%         30.2%         30.5%         28.3%         26.9%
Selling, general and administrative expenses..          22.7%         22.8%         22.5%         21.5%         20.9%
Income from operations........................           6.6%          5.8%          6.5%          5.3%          4.5%
Net income before cumulative effect of change
   in accounting principle....................           4.1%          3.7%          3.9%          3.1%          3.0%

                                                     2005          2004          2003          2002          2001
                                                 ------------  ------------  ------------  ------------  ------------
PRO-FORMA AMOUNTS, ASSUMING THE CHANGE IN
   ACCOUNTING PRINCIPLE IS APPLIED
   RETROACTIVELY (C):
Gross margin...................................  $    639,551  $    524,687  $    448,900  $    373,895  $    247,364
Selling, general and administrative expenses...       469,087       395,955       331,630       293,132       197,003
Income from operations.........................       136,444       101,546        95,673        62,793        38,269
Net income.....................................        85,669        64,069        57,582        37,085        25,227

Net income per share - basic...................  $       2.19  $       1.68  $       1.55  $       1.03  $       0.71

Net income per share - assuming dilution.......  $       2.09  $       1.57  $       1.43  $       0.94  $       0.70

PRO-FORMA OPERATING DATA ASSUMING THE
   CHANGE IN ACCOUNTING PRINCIPLE IS APPLIED
   RETROACTIVELY (PERCENT TO SALES (C)):
Gross margin...................................         30.9%         30.2%         30.5%         30.9%         29.1%
Selling, general and administrative expenses...         22.7%         22.8%         22.5%         24.2%         23.2%
Income from operations.........................          6.6%          5.8%          6.5%          5.2%          4.5%
Net income.....................................          4.1%          3.7%          3.9%          3.1%          3.0%

NUMBER OF STORES:
Beginning of year..............................           515           463           433           323           305
New stores opened (d)..........................            81            53            31           113            18
Closed stores..................................            (1)           (1)           (1)           (3)           --
                                                 ------------  ------------  ------------  ------------  ------------
End of year....................................           595           515           463           433           323
                                                 ============  ============  ============  ============  ============

Number of stores relocated during year.........            18            20            18            16             1
Number of stores remodeled (e).................            --             5             3             8             4
Capital expenditures (f).......................  $     78,835  $     92,989  $     49,982  $     67,094  $     14,464
Same-store sales increase (g)..................          5.7%          9.9%          7.0%          9.6%          3.8%
Average sales per store (000's) (h)............  $      3,772  $      3,568  $      3,255  $      3,045  $      2,699
Average transaction value......................  $      42.03  $      39.83  $      38.05  $      37.95  $      37.87
Average number of daily transactions per store.           245           248           237           222           197
Total employees................................         8,700         7,200         6,400         6,000         4,200

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital................................  $    240,732  $    219,326  $    181,225  $    143,655  $    124,580
Total assets...................................       814,795       678,485       538,270       462,857       342,935
Long-term debt, less current portion (i).......        10,739        34,744        21,210        35,705        23,157
Stockholders' equity...........................       477,698       370,584       290,991       224,262       178,315

-----------------------
(a) The Company adopted Emerging Issues Task Force No. 02-16 ("EITF 02-16") which changed its method of accounting for consideration received from vendors whereby such consideration is considered a reduction of inventory cost as opposed to a reduction of selling, general and administrative costs. As a result, the Company recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.
(b) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.
(c) The pro-forma results provide a summary of gross margin, selling, general and administrative expenses and net income as if the adoption of EITF 02-16 had occurred prior to December 30, 2000. See Note 17 to Consolidated Financial Statements for further information.
(d) Figure for 2005 includes 16 stores acquired as part of the acquisition of the assets of Del's Farm Supply, Inc.
(e)  Reflects remodelings costing more than $150,000.
(f)  Includes assets acquired through capital leases.
(g) Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.
(h) Average sales per store are calculated based on the weighted average number of days open in the applicable period.
(i) Long-term debt includes borrowings under the Company's revolving credit agreement and term loan agreement and amounts outstanding under its capital lease obligations, excluding the current portions of each.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is the largest operator of retail farm and ranch stores in the United States, focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company offers the following comprehensive selection of merchandise: (1) equine, pet and animal products, including items necessary for their health, care, growth and containment; (2) maintenance products for agricultural and rural use; (3) hardware and tool products; (4) seasonal products, including lawn and garden power equipment; (5) truck, trailer and towing products; and (6) work clothing for the entire family. The Company's stores currently range in size from approximately 7,000 to 23,000 square feet of inside selling space and also utilize outside selling space. Currently, the Company is developing stores utilizing one of five standard prototypes and also utilizes existing store structures. The Company's new stores typically range in size from 15,500 square feet of inside selling space to 18,500 square feet of inside selling space and also utilize outside selling space. The Company operated 595 retail farm and ranch stores as of December 31, 2005.

On November 10, 2005, the Company acquired the assets of privately-held Del's Farm Supply, Inc. ("Del's") for $17.6 million and the assumption of certain liabilities. Based in Lakewood, Washington, Del's operates 16 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del's stores currently range in size from approximately 1,500 to 7,000 square feet of inside selling space and also utilize outside selling space.

The fiscal year of the Company includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal year ended December 31, 2005 contains 53 weeks and each of the fiscal years ended December 25, 2004 and December 27, 2003 contain 52 weeks.

The Company's current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising and marketing programs with an "everyday low prices" philosophy, supported by strong customer service, (3) enhance product margin through selective assortment, vendor price negotiation, sourcing and optimization of transportation costs, (4) leverage operating costs, especially advertising and distribution, and (5) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.

The Company has experienced considerable growth over the last five years, with an annual compounded unit growth rate of approximately 14%. This growth has expanded the Company's market presence into 37 states. The Company plans to continue this growth strategy with an annual projected increase in its unit count of approximately 13%. The Company believes the projected unit count increase, along with strategic relocations of stores into areas of greater retail opportunity, will contribute substantially to the Company's future growth. The acquisition of Del's enabled the Company to establish an initial presence in the Pacific Northwest, primarily in Washington, with one store in British Columbia, Canada. The Company operated 595 retail farm and ranch stores as of December 31, 2005 and has plans to open approximately 78 to 80 stores in fiscal 2006, and approximately 19 store relocations. The Company has developed a proven method for selecting store sites and has identified over 800 potential additional markets for new stores in the United States. In addition, the Company continues to identify opportunities to relocate existing stores. The Company plans to relocate additional stores over the next several years. Store relocations are typically undertaken to move small, older stores to full-size formats in improved retail areas. The Company has relocated 72 stores since 2001.

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

The Company experiences its highest inventory and accounts payable levels during its first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during its third fiscal quarter in anticipation of the winter selling season.

INFLATION

Although the Company cannot accurately determine the full effect of inflation on its operations, it believes its sales and results of operations have been affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Moreover, in the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for the Company's business and utility costs for the Company's stores. The Company has been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. However, there is no assurance that the Company will be successful in reducing or mitigating the effect of inflation on the Company in the future.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

        -    Inventory valuation                -    Self insurance
        -    Sales returns                      -    Sales tax reserve

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

QUARTERLY FINANCIAL DATA

The Company's unaudited quarterly operating results for each fiscal quarter of 2005 and 2004 are shown below (dollars in thousands, except per share amounts):

                                         FIRST      SECOND       THIRD      FOURTH
2005                                    QUARTER     QUARTER     QUARTER     QUARTER*      TOTAL
----                                   ---------   ---------   ---------   ---------   -----------
Net sales.........................     $ 377,203   $ 613,235   $ 479,607   $ 597,934   $ 2,067,979
Gross margin......................       112,071     189,756     146,905     190,819       639,551
Income from operations............         1,750      56,308      28,939      49,447       136,444
Net income........................           684      35,754      18,329      30,902        85,669

Net income per share:
  Basic...........................     $    0.02   $    0.92   $    0.47   $    0.78   $      2.19
  Diluted.........................     $    0.02   $    0.87   $    0.45   $    0.75   $      2.09

Same-store sales increase.........          4.2%        5.9%        1.8%       10.0%          5.7%

                                         FIRST      SECOND       THIRD      FOURTH
2004                                    QUARTER     QUARTER     QUARTER     QUARTER*      TOTAL
----                                   ---------   ---------   ---------   ---------   -----------
Net sales.........................     $ 330,554   $ 525,919   $ 426,384   $ 455,986   $ 1,738,843
Gross margin......................        99,169     160,543     119,576     145,399       524,687
Income from operations............         5,887      49,241      12,128      34,290       101,546
Net income........................         3,445      31,004       7,612      22,008        64,069

Net income per share:
  Basic...........................     $    0.09   $    0.81   $    0.20   $    0.58   $      1.68
  Diluted.........................     $    0.08   $    0.76   $    0.19   $    0.54   $      1.57

Same-store sales increase.........         12.4%       10.0%       10.1%        7.7%          9.9%

------------------------------------
* The fourth quarter of fiscal 2005 is comprised of 14 weeks while all other quarters presented for both years are comprised of 13 weeks.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's consolidated statements of income expressed as a percentage of net sales.

                                                2005       2004       2003
                                                ----       ----       ----
Net sales.................................      100.0%     100.0%     100.0%
Cost of merchandise sold..................       69.1       69.8       69.5
                                             --------   --------   --------
Gross margin..............................       30.9       30.2       30.5
Selling, general and administrative
  expenses................................       22.7       22.8       22.5
Depreciation and amortization.............        1.6        1.6        1.5
                                             --------   --------   --------
Income from operations....................        6.6        5.8        6.5
Interest expense, net.....................        0.1        0.1        0.2
                                             --------   --------   --------
Income before income taxes................        6.5        5.7        6.3
Income tax provision......................        2.4        2.0        2.4
                                             --------   --------   --------
Net income before cumulative effect of
  accounting change.......................        4.1        3.7        3.9
Cumulative effect of accounting change....         --         --        0.1
                                             --------   --------   --------
Net income................................        4.1%       3.7%       3.8%
                                             ========   ========   ========

FISCAL 2005 COMPARED TO FISCAL 2004

Net sales increased 18.9% to $2,068.0 million in fiscal 2005 from $1,738.8 million in fiscal 2004. This increase resulted from the opening of new stores (including 16 additional stores from the acquisition of Del's Farm Supply) as well as a same-store sales improvement of 5.7%. Fiscal 2005 included an additional week compared to last year, which accounted for approximately 1.8% of the sales increase. The Company's total average transaction value increased 5.5% to $42.03 for the twelve months ended fiscal 2005 while average daily transactions decreased to 245 compared to 248 in the prior year, while same-store sales transactions increased 1.4%. The same-store sales increase includes an approximate 1.2% gain for fiscal year 2005 which is attributed to increases in selling prices resulting from rising steel and petroleum-related product costs. Same-store sales increases were generally experienced across all product lines, with seasonal products representing the strongest category.

In fiscal 2005, the Company opened 65 new stores (compared to 53 in the prior year), acquired an additional 16 stores from the acquisition of Del's, relocated 18 stores (compared to 20 in the prior year) and closed one store (compared to one in the prior year).

As a percent of sales, gross margin increased 76 basis points to 30.9% for fiscal 2005 from 30.2% for fiscal 2004. Gross margin was primarily impacted by overall lower product costs partially offset by higher than anticipated transportation costs (caused primarily by increased diesel fuel costs and overall capacity demands on the transportation industry).

As a percent of sales, selling, general and administrative ("SG&A") expenses were comparable at 22.7% and 22.8% for fiscal 2005 and 2004, respectively.

Depreciation and amortization expense increased 25.1% in fiscal 2005 over the prior year due mainly to costs associated with new and relocated stores, remodeled existing stores and new distribution facilities.

Net interest expense increased 13.3% in fiscal 2005 from the prior year. This increase is primarily due to higher average interest rates in the current year partially offset by a reduction in average long-term borrowings under the Company's revolving credit agreement.

The Company's effective tax rate was 36.5% for fiscal 2005 compared to 36.0% in the prior year, resulting primarily from a higher effective state income tax rate due to the mix of business by state.

As a result of the foregoing factors, net income for fiscal 2005 increased 33.7% to $85.7 million, or $2.09 per diluted share, compared to net income of $64.1 million, or $1.57 per diluted share, in the prior year.

FISCAL 2004 COMPARED TO FISCAL 2003

Net sales increased 18.1% to $1,738.8 million in fiscal 2004 from $1,472.9 million in fiscal 2003. This increase resulted from the opening of new stores as well as a same-store sales improvement of 9.9%. The Company's favorable performance versus prior year was driven primarily by the opening of 53 new stores, market share gains in certain markets, continued improvement in merchandising programs and successful implementation of new initiatives in presentation, purchasing and product selection. Same-store sales increases were generally experienced across all product lines, with equine, pet and animal products representing the strongest category. The Company's average transaction value increased 4.7% to $39.83 for the twelve months ended fiscal 2004. Increased average transaction counts also contributed to the increase in same-store sales. The same-store sales increase included an approximate 2.6% gain for fiscal year 2004 which was attributable to increases in selling prices resulting from rising steel, grain and petroleum-related product costs.

In fiscal 2004, the Company opened 53 new stores (compared to 31 in the prior year), relocated 20 stores (compared to 18 in the prior year) and closed one store (compared to one in the prior year).

As a percent of sales, gross margin decreased 30 basis points to 30.2% for fiscal 2004 from 30.5% for fiscal 2003. Gross margin was negatively impacted primarily by higher than anticipated freight costs (caused primarily by increased diesel fuel costs and demand in the transportation industry) and absorption of some of the impact of higher steel and other commodity costs. The impact of cost increases was partially recovered through higher selling prices.

As a percent of sales, selling, general and administrative ("SG&A") expenses were 22.8% and 22.5% for fiscal 2004 and 2003, respectively. The loss in SG&A leverage was due primarily to approximately $3.2 million in expenses incurred for the consolidation and relocation of the Company's Store Support Center. Additionally, new store openings fell behind schedule during the middle of the year, negatively impacting expense leverage.

Depreciation and amortization expense increased 25.9% in fiscal 2004 over the prior year due mainly to costs associated with new and relocated stores, remodeled existing stores and new distribution facilities.

Net interest expense decreased 58.2% in fiscal 2004 from the prior year. This decrease reflected stronger cash flow and less cash requirements for store openings, which resulted in reduced average long-term borrowings under the Company's revolving credit agreement.

The Company's effective tax rate was 36.0% for fiscal 2004 compared to 37.6% in the prior year, resulting primarily from a lower effective state income tax rate due to the mix of business by state.

As a result of the foregoing factors, net income for fiscal 2004 increased 15.1% to $64.1 million, or $1.57 per diluted share, compared to net income of $55.7 million, or $1.38 per diluted share, in the prior year. Exclusive of the cumulative effect of the change in 2003 in the Company's method of accounting for consideration received from vendors, net income for fiscal 2003 was $57.6 million or $1.43 per diluted share. The increase in net income for fiscal 2004 is primarily a result of the factors discussed above and leveraging operating costs with increased sales.

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

The effect of applying EITF 02-16 on prior-period financial statements would have resulted in a change to previously reported net income; thus the Company has reported the adoption of EITF 02-16 as a cumulative effect adjustment. Accordingly, in the first quarter of fiscal 2003, the Company recorded a cumulative effect of accounting change of $3.1 million ($1.9 million net of income taxes) for the impact of this adoption on prior fiscal years.

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

WORKING CAPITAL

At December 31, 2005, the Company had working capital of $240.7 million, a $21.3 million increase from December 25, 2004. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                                2005          2004        VARIANCE
                                                            ------------  ------------  ------------
        CURRENT ASSETS:
          Cash and cash equivalents....................     $       21.2  $       28.9  $       (7.7)
          Inventories..................................            460.8         385.1          75.7
          Prepaid expenses and other current assets....             38.4          32.8           5.6
          Other, net...................................             11.0          11.6          (0.6)
                                                            ------------  ------------  ------------
                                                                   531.4         458.4          73.0
                                                            ------------  ------------  ------------
        CURRENT LIABILITIES:
          Accounts payable.............................     $      185.4  $      147.9  $       37.5
          Accrued expenses.............................            102.8          90.2          12.6
          Other, net...................................              2.5           0.9           1.6
                                                            ------------  ------------  ------------
                                                                   290.7         239.0          51.7
                                                            ------------  ------------  ------------

        WORKING CAPITAL................................     $      240.7  $      219.4  $       21.3
                                                            ============  ============  ============

The decrease in cash and cash equivalents was primarily due to payments on outstanding borrowings.

The increase in inventories and related increase in accounts payable resulted primarily from additional inventory for new stores (including preparation of stores to open in the subsequent year) and an increase in average inventory per store due to an expected increase in sales. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms vary from 30 days to 180 days depending on the product and vendor.

The increases in prepaid expenses and other current assets, and accrued expenses was generally due to the increase in the number of stores in operation and resulting increases in sales, growth in operations, and timing of payments.

BORROWINGS AND CREDIT FACILITIES

In August 2002, the Company entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the "Credit Agreement"), whereby the Company is permitted to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004. Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures, and extended the maturity to February 27, 2008. The outstanding borrowings under the Credit Agreement totaled $8.2 million at December 31, 2005 and $32.3 million at December 25, 2004. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit, of which $12.1 million and $12.7 million were outstanding at December 31, 2005 and December 25, 2004, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (7.25% at December 31, 2005) or the London Inter-Bank Offer Rate ("LIBOR") (4.39% at December 31, 2005) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 31, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 31, 2005) and adjusted quarterly based on Company performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. The Company was in compliance with all covenants at December 31, 2005.

SOURCES AND USES OF CASH

The Company's primary source of liquidity is cash provided by operations. Principal uses of cash for investing and financing activities are capital expenditures and payments on debt, respectively. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in thousands):

                                                                             2005           2004           2003
                                                                         ------------   ------------   ------------
        Net cash provided by operating activities.....................   $       99.2   $       77.1   $       63.9
        Net cash used in investing activities.........................          (90.7)         (87.3)         (43.4)
        Net cash provided by (used in) financing activities...........          (16.2)          19.2          (14.3)
                                                                         ------------   ------------   ------------
           Net increase (decrease) in cash and cash equivalents.......   $       (7.7)  $        9.0   $        6.2
                                                                         ============   ============   ============

OPERATING ACTIVITIES

The $22.1 million increase in net cash provided by operations in fiscal 2005 over fiscal 2004 is primarily due to changes in the following operating activities (in millions):

                                                                             2005           2004         VARIANCE
                                                                         ------------   ------------   ------------
        Net income...................................................    $       85.7   $       64.1   $       21.6
        Depreciation and amortization................................            34.0           27.2            6.8
        Deferred income taxes........................................           (12.7)          (4.6)          (8.1)
        Inventories and accounts payable.............................           (34.9)         (44.2)           9.3
        Prepaid expenses and other current assets....................            (7.1)          (2.2)          (4.9)
        Accrued expenses.............................................            12.8           20.2           (7.4)
        Other, net...................................................            21.4           16.6            4.8
                                                                         ------------   ------------   ------------
          Net cash provided by operations............................    $       99.2   $       77.1   $       22.1
                                                                         ============   ============   ============

The increase in net cash provided by operations in fiscal 2005 compared with fiscal 2004 is primarily due to the improvement in net earnings (exclusive of depreciation and amortization and deferred income taxes) and a net decrease in inventory and accounts payable. Increases in the cash used for prepaid expenses and other current assets and a relative decrease in accrued expenses was primarily due to the growth in the Company's business during the year and the timing of payments.

The $13.2 million increase in net cash provided by operations in fiscal 2004 from fiscal 2003 was primarily due to changes in the following operating activities (in millions):

                                                                             2004           2003         VARIANCE
                                                                         ------------   ------------   ------------
        Net income...................................................    $       64.1   $       55.7   $        8.4
        Depreciation and amortization................................            27.2           21.6            5.6
        Deferred income taxes........................................            (4.6)           6.6          (11.2)
        Inventories and accounts payable.............................           (44.2)         (21.6)         (22.6)
        Prepaid expenses and other current assets....................            (2.2)         (10.8)           8.6
        Accrued expenses.............................................            20.2            7.0           13.2
        Other, net...................................................            16.6            5.4           11.2
                                                                         ------------   ------------   ------------
          Net cash provided by operations............................    $       77.1   $       63.9   $       13.2
                                                                         ============   ============   ============

The increase in net cash provided by operations in fiscal 2004 compared with fiscal 2003 was primarily due to the improvement in net earnings (exclusive of depreciation and amortization), offset by a net increase in inventory and accounts payable. Increases in prepaid expenses and other current assets and accrued expenses also contributed to the growth in cash provided by operations. These increases were primarily due to the growth in the Company's business during fiscal 2004 and the timing of payments.

INVESTING ACTIVITIES

Investing activities used $90.7 million, $87.3 million, and $43.4 million in fiscal 2005, 2004 and 2003, respectively. The majority of this cash requirement relates to the Company's capital expenditures and in fiscal 2005, to the acquisition of the assets of Del's Farm Supply in 2005.

The Company's significant store expansion, coupled with required investment in infrastructure, required the following capital expenditures, including capital leases (in thousands):

                                                                             2005           2004           2003
                                                                         ------------   ------------   ------------
         New and relocated stores and stores not yet opened............  $     40,525   $     30,758   $     18,990
         Existing stores...............................................        13,936         10,033          9,829
         Distribution center capacity and improvements.................        19,585         41,024         17,217
         Information technology........................................         4,100          9,105          3,320
         Corporate and other...........................................           689          2,069            626
                                                                         ------------   ------------   ------------
                                                                         $     78,835   $     92,989   $     49,982
                                                                         ============   ============   ============

The Company's long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. This growth will also require continuing investment in information technology and people. The costs reflected are typically building improvements as the Company leases the majority of its facilities. The Company currently estimates that capital expenditures will be approximately $80.0 million in fiscal 2006, as follows (in thousands):

                                                                             2006
                                                                         ------------
        New and relocated stores and stores not yet opened............   $     52,700
        Existing store improvements...................................         20,400
        Distribution center capacity and improvements.................          2,500
        Information technology........................................          3,300
        Corporate and other...........................................          1,100
                                                                         ------------
                                                                         $     80,000
                                                                         ============

FINANCING ACTIVITIES

Financing activities used $16.2 million, provided $19.2 million, and used $14.3 million in fiscal 2005, 2004 and 2003, respectively, largely as a result of borrowing requirements created by operations, partially offset by proceeds received from the issuance of stock under stock incentive programs.

The Company believes that its cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund the Company's operations and its capital expenditure needs, including store openings, relocations and renovations, over the next several years.

SIGNIFICANT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects the Company's future obligations and commitments as of December 31, 2005 (in thousands):

                                                         PAYMENT DUE BY PERIOD
                                 -----------------------------------------------------------------------
                                    TOTAL
                                 CONTRACTUAL    LESS THAN                                     MORE THAN
                                 OBLIGATIONS      1 YEAR        1-3 YEARS     4-5 YEARS        5 YEARS
                                 -----------   ------------   ------------   ------------   ------------
    Long term debt (a)........   $     8,212   $         --   $      8,212   $         --   $         --
    Operating leases..........       761,419         83,258        153,575        134,665        389,921
    Capital leases (b)........         5,676          1,223          1,383            413          2,657
    Purchase obligations (c)..           448            344            104             --             --
                                 -----------   ------------   ------------   ------------   ------------
                                 $   775,755   $     84,825   $    163,274   $    135,078   $    392,578
                                 ===========   ============   ============   ============   ============

     (a) Long term debt balances represent principal maturities, excluding interest. At December 31, 2005, this entire amount relates to the Company's Credit Agreement.
     (b)  Capital lease obligations include related interest.
     (c) The amounts for purchase obligations include commitments for data transfer for information technology use.

The Company had outstanding standby letters of credit of $12.1 million as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The extent of the Company's off-balance sheet arrangements is operating leases and outstanding letters of credit. The balances for these arrangements are discussed above. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows the Company to utilize financial capital to operate the business rather than invest in fixed assets. Letters of credit allow the Company to purchase inventory in a timely manner.

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

RECENT ACCOUNTING PRONOUNCEMENTS

STOCK OPTIONS
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. Pro forma disclosure is no longer an alternative under the new standard. The Company has adopted SFAS 123R in fiscal 2006, as required.

SFAS 123R permits the use of either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit the restatement of prior period financial statements based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e. BLACK-SCHOLES) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use a modified BLACK-SCHOLES model for option valuation.

SFAS 123R includes several modifications to the presentation of income taxes in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company's effective tax rates recorded throughout the year. SFAS 123R does not allow companies to "predict" when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The income tax impact is uncertain and cannot be estimated, because it will depend on, among other things, when employees exercise stock options. The amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in the Company's Consolidated Statement of Cash Flows, were $12.5 million, $8.7 million, and $4.3 million, respectively, for 2005, 2004, and 2003.

The Company will utilize the "modified prospective" method. The Company expects that the adoption of SFAS 123R on January 1, 2006 will reduce fiscal 2006 net earnings by approximately $7.0 million ($4.4 million after tax). See Note 14 to the Consolidated Financial Statements for further information on the Company's stock-based compensation plans.

INVENTORY COSTS
In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 on January 1, 2006 did not have a material impact on the Company's results of operations or financial position.

EXCHANGE OF NONMONETARY ASSETS
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning with the third quarter of 2005, with earlier application permitted. Adoption of SFAS 153 did not have a material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company complies with SFAS Nos. 133, 137, and 138 (collectively "SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires the Company to recognize all derivative instruments in the balance sheet at fair value. SFAS 133 impacted the accounting for the Company's interest rate swap agreement, which was designated as a cash flow hedge.

The Company is exposed to changes in interest rates primarily from its Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (7.25% and 5.25% December 31, 2005 and December 25, 2004, respectively) or LIBOR (4.39% and 2.42% at December 31, 2005 and December 25, 2004, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at both December 31, 2005 and December 25,
2004). The Company is also required to pay (quarterly in arrears) a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Line. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $180,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                             TRACTOR SUPPLY COMPANY

                                                                            PAGE
                                                                            ----

Management's Report on Internal Control Over Financial Reporting............  26

Report of Independent Registered Public Accounting Firm on Internal
  Control Over Financial Reporting..........................................  27

Report of Independent Registered Public Accounting Firm.....................  28

Consolidated Statements of Income for the years ended December 31, 2005,
  December 25, 2004 and December 27, 2003...................................  29

Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004...  30

Consolidated Statements of Stockholder's Equity for the years ended
  December 31, 2005, December 25, 2004 and December 27, 2003................  31

Consolidated Statements of Cash Flows for the years ended December 31,
   2005, December 25, 2004 and December 27, 2003............................  32

Notes to Consolidated Financial Statements..................................  33

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK. Based on this assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 28 hereof.




/s/   James F. Wright                           /s/ Anthony F. Crudele

JAMES F. WRIGHT                                 ANTHONY F. CRUDELE
President and Chief Executive                   Senior Vice President-
Officer                                         Chief Financial Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                    INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Tractor Supply Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Tractor Supply Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.


                                                /s/ Ernst & Young LLP


Nashville, Tennessee
March 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 17 to the financial statements, in fiscal 2003 the Company changed its method of accounting for certain consideration received from vendors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tractor Supply Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.


                                                /s/ Ernst & Young LLP

Nashville, Tennessee
March 13, 2006


                                            TRACTOR SUPPLY COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
Net sales.....................................................  $  2,067,979    $  1,738,843    $  1,472,885

Cost of merchandise sold......................................     1,428,428       1,214,156       1,023,985
                                                                ------------    ------------    ------------

   Gross margin...............................................       639,551         524,687         448,900

Selling, general and administrative expenses..................       469,087         395,955         331,630
Depreciation and amortization.................................        34,020          27,186          21,597
                                                                ------------    ------------    ------------

   Income from operations.....................................       136,444         101,546          95,673

Interest expense, net.........................................         1,632           1,440           3,444
                                                                ------------    ------------    ------------

Income before income taxes and cumulative effect of change
   in accounting principle....................................       134,812         100,106          92,229

Income tax expense............................................        49,143          36,037          34,647
                                                                ------------    ------------    ------------

Income before cumulative effect of change in accounting
principle.....................................................        85,669          64,069          57,582

Cumulative effect of change in accounting principle, net of
   income taxes (Note 17).....................................            --              --          (1,888)
                                                                ------------    ------------    ------------

Net income....................................................  $     85,669    $     64,069    $     55,694
                                                                ============    ============    ============

Net income per share - basic, before cumulative
   effect of change in accounting principle...................  $       2.19    $       1.68    $       1.55

Cumulative effect of accounting change,
   net of income taxes........................................            --              --           (0.05)
                                                                ------------    ------------    ------------

Net income per share - basic..................................  $       2.19    $       1.68    $       1.50
                                                                ============    ============    ============

Net income per share - assuming dilution, before cumulative
   effect of change in accounting principle...................  $       2.09    $       1.57    $       1.43

Cumulative effect of accounting change,
   net of income taxes........................................            --              --           (0.05)
                                                                ------------    ------------    ------------

Net income per share - assuming dilution......................  $       2.09    $       1.57    $       1.38
                                                                ============    ============    ============


                  The accompanying notes are an integral part of these financial statements.


                                               TRACTOR SUPPLY COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    DEC. 31,             DEC. 25,
                                                                                      2005                 2004
                                                                                  ------------         ------------
ASSETS
Current assets:
   Cash and cash equivalents...................................................   $     21,203         $     28,941
   Inventories.................................................................        460,751              385,127
   Prepaid expenses and other current assets...................................         38,380               32,753
   Deferred income taxes.......................................................         11,079               11,584
                                                                                  ------------         ------------
         Total current assets..................................................        531,413              458,405
                                                                                  ------------         ------------

Property and Equipment:
   Land........................................................................         17,319               15,481
   Buildings and improvements..................................................        223,585              171,279
   Furniture, fixtures and equipment...........................................        115,784               88,222
   Computer software and hardware..............................................         32,311               27,283
   Construction in progress....................................................          9,842               24,316
                                                                                  ------------         ------------
                                                                                       398,841              326,581
   Accumulated depreciation and amortization...................................       (140,366)            (112,947)
                                                                                  ------------         ------------
     Property and equipment, net...............................................        258,475              213,634

Goodwill ......................................................................         12,436                   --
Deferred income taxes..........................................................          7,530                   --
Other assets...................................................................          4,941                6,446
                                                                                  ------------         ------------

         Total assets..........................................................   $    814,795         $    678,485
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................   $    185,397         $    147,950
   Other accrued expenses......................................................        102,814               90,247
   Current portion of capital lease obligations................................          1,049                  882
   Income taxes currently payable..............................................          1,421                   --
                                                                                  ------------         ------------
         Total current liabilities.............................................        290,681              239,079

Revolving credit loan..........................................................          8,212               32,279
Capital lease obligations, less current maturities.............................          2,527                2,465
Deferred income taxes..........................................................             --                5,710
Straight line rent liability...................................................         18,502               16,979
Other long-term liabilities....................................................         17,175               11,389
                                                                                  ------------         ------------
         Total liabilities.....................................................        337,097              307,901
                                                                                  ------------         ------------

Stockholders' equity:
   Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued             --                   --
   Common Stock, 100,000,000 shares authorized, $.008 par value; 39,433,449 and
     38,302,373 shares issued and outstanding in 2005 and 2004, respectively...            315                  306
   Additional paid-in capital..................................................         99,047               77,600
   Other comprehensive loss....................................................            (11)                  --
   Retained earnings...........................................................        378,347              292,678
                                                                                  ------------         ------------
         Total stockholders' equity............................................        477,698              370,584
                                                                                  ------------         ------------

         Total liabilities and stockholders' equity............................   $    814,795         $    678,485
                                                                                  ============         ============


                     The accompanying notes are an integral part of these financial statements.


                                                         TRACTOR SUPPLY COMPANY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                              ACCUMULATED
                                                                 ADDITIONAL                       OTHER              TOTAL
                                                    COMMON        PAID-IN       RETAINED      COMPREHENSIVE      STOCKHOLDERS'
                                                     STOCK        CAPITAL       EARNINGS      INCOME (LOSS)         EQUITY
                                                   ---------    ------------   ----------   ----------------   ----------------
Stockholders' equity at December 28, 2002.......   $     292    $     52,028   $  172,915   $           (973)  $        224,262

Issuance of common stock under employee stock
   purchase plan (52,900 shares)................                         935                                                935
Exercise of stock options (871,661 shares)......           7           4,832                                              4,839
Tax benefit on disqualifying disposition of
   stock options................................                       4,288                                              4,288
Unrealized gain on interest rate swap
   agreement, net of income tax expense of $603.                                                         973                973
Net income......................................                                   55,694                                55,694
                                                   ---------    ------------   ----------   ----------------   ----------------

Stockholders' equity at December 27, 2003.......         299          62,083      228,609                 --            290,991

Issuance of common stock under employee stock
   purchase plan (41,282 shares)................           1           1,454                                              1,455
Exercise of stock options (870,622 shares)......           6           5,380                                              5,386
Tax benefit on disqualifying disposition of
   stock options................................                       8,683                                              8,683
Net income......................................                                   64,069                                64,069
                                                   ---------    ------------   ----------   ----------------   ----------------

Stockholders' equity at December 25, 2004.......         306          77,600      292,678                 --            370,584

Issuance of common stock under employee stock
   purchase plan (42,065 shares)................                       1,648                                              1,648
Exercise of stock options (1,089,011 shares)....           9           7,282                                              7,291
Tax benefit on disqualifying disposition of
   stock options................................                      12,517                                             12,517
Foreign currency translation adjustment.........                                                         (11)               (11)
Net income......................................                                   85,669                                85,669
                                                   ---------    ------------   ----------   ----------------   ----------------

Stockholders' equity at December 31, 2005.......   $     315    $     99,047   $  378,347   $            (11)  $        477,698
                                                   =========    ============   ==========   ================   ================


                     The accompanying notes are an integral part of these financial statements.


                                              TRACTOR SUPPLY COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)


                                                                       2005              2004              2003
                                                                   ------------      ------------      ------------
Cash flows from operating activities:
   Net income...................................................   $     85,669      $     64,069      $     55,694
   Tax benefit of stock options exercised.......................         12,517             8,683             4,288
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of change in accounting principle........             --                --             1,888
     Depreciation and amortization..............................         34,020            27,186            21,597
     Gain on disposition of property and equipment..............         (1,824)             (862)           (3,172)
     Asset impairment related to closed stores and relocations..            290               485               423
     Deferred income taxes......................................        (12,735)           (4,642)            6,557
     Foreign currency translation adjustment....................            (11)               --                --
     Change in assets and liabilities, net of acquisition:
         Inventories............................................        (71,302)          (60,609)          (38,318)
         Prepaid expenses and other current assets..............         (7,097)           (2,150)          (10,827)
         Accounts payable.......................................         36,413            16,386            16,713
         Accrued expenses.......................................         12,817            20,201             4,476
         Income taxes currently payable.........................          1,421                --            (1,446)
         Other..................................................          9,003             8,319             6,035
                                                                   ------------      ------------      ------------

         Net cash provided by operating activities..............         99,181            77,066            63,908
                                                                   ------------      ------------      ------------

Cash flows from investing activities:
   Capital expenditures.........................................        (77,507)          (91,313)          (49,982)
   Proceeds from sale of property and equipment.................          4,413             3,966             6,539
   Acquisition of Del's Farm Supply.............................        (17,603)               --                --
                                                                   ------------      ------------      ------------

         Net cash used in investing activities..................        (90,697)          (87,347)          (43,443)
                                                                   ------------      ------------      ------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement..................        242,992           364,569           536,285
   Repayments under revolving credit agreement..................       (267,059)         (351,693)         (550,424)
   Repayment of long term debt..................................             --                --            (5,537)
   Principal payments under capital lease obligations...........         (1,094)             (475)             (356)
   Net proceeds from issuance of common stock...................          8,939             6,841             5,774
                                                                   ------------      ------------      ------------

         Net cash provided by (used in) financing activities....        (16,222)           19,242           (14,258)
                                                                   ------------      ------------      ------------

Net increase (decrease) in cash.................................         (7,738)            8,961             6,207

Cash and cash equivalents at beginning of year..................         28,941            19,980            13,773
                                                                   ------------      ------------      ------------

Cash and cash equivalents at end of year........................   $     21,203      $     28,941      $     19,980
                                                                   ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest.....................................................   $      1,715      $      1,271      $      3,043
   Income taxes.................................................         47,191            28,917            31,840

Supplemental disclosure of non-cash activities:
   Equipment acquired through capital leases....................   $      1,328      $      1,676      $         --


                     The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

The Company is the largest operator of retail farm and ranch stores in the United States. The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and serving the maintenance needs of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At December 31, 2005 the Company operated 595 retail farm and ranch stores in 37 states (including one store in British Columbia).

FISCAL YEAR

The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal year ended December 31, 2005 consisted of 53 weeks while the fiscal years ended December 25, 2004 and December 27, 2003 consist of 52 weeks.

RECLASSIFICATIONS

Certain amounts in previously issued financial statements were reclassified to conform to the fiscal 2005 presentation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

REVENUE RECOGNITION

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise. A provision for anticipated merchandise returns is provided in the period during which the related sales are recorded. Revenues from the sale of gift cards are deferred and recognized when the cards are redeemed. Residual amounts related to the expiration of gift cards are immaterial.

CREDIT CARDS/ACCOUNTS RECEIVABLE

Sales generated through the Company's private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Commerce Solutions, a division of Citigroup ("Citigroup"), consumer and business credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.

PRE-OPENING COSTS

Non-capital expenditures incurred in connection with start-up for store and distribution center activities are expensed as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

INVENTORIES

The value of the Company's inventories is determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $14,168,000 and $9,619,000 higher than reported at December 31, 2005 and December 25, 2004, respectively.

VENDOR CONCENTRATION

Approximately 130 vendors accounted for 80% of the Company's purchases for fiscal 2005, with one vendor representing 13% of purchases.

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

                                                                LIFE
                                                            -------------
        Buildings                                           30 - 35 years
        Leasehold and building improvements                  5 - 15 years
        Furniture, fixtures and equipment                    5 - 10 years
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

The Company occasionally receives reimbursements from landlords to be used towards construction of improvements to the store the Company intends to lease. The reimbursement is primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which the Company will use for its store. This work could include the addition of demising walls, separation of plumbing, utilities, electric work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. The reimbursements are amortized on a straight-line basis as a reduction of rent expense over the initial lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of the asset may not be recoverable. The Company applies the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to assets held for sale. Impairments on long-lived assets are valued on an asset by asset basis and are recognized by writing down the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the asset to be classified as held for sale or disposal.

GOODWILL

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING COSTS

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses for fiscal 2005, 2004 and 2003 were approximately $47,369,000, $42,198,000 and $38,235,000 respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

FOREIGN CURRENCY TRANSLATION

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in shareholders' equity. The assets and liabilities of the Company's store in British Columbia, which was acquired as part of the acquisition of the assets of Del's, are translated at year-end rates of exchange, while revenues and expense items are translated at average rates for the period.

STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise price of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payments". (See Note 2.)

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123 to stock-based employee compensation:

                                                  2005            2004            2003
                                              ------------    ------------    ------------
Net income - as reported..................    $     85,669    $     64,069    $     55,694
Pro-forma compensation expense, net of
   income taxes...........................          (3,943)         (4,083)         (2,734)
                                              ------------    ------------    ------------
Net income - pro-forma....................    $     81,726    $     59,986    $     52,960
                                              ============    ============    ============

Net income per share - basic:
     As reported..........................    $       2.19    $       1.68    $       1.50
     Pro-forma............................    $       2.09    $       1.57    $       1.43

Net income per share - diluted:
     As reported..........................    $       2.09    $       1.57    $       1.38
     Pro-forma............................    $       2.00    $       1.49    $       1.33

As required, the pro forma disclosures above include options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. For options with graded vesting, expense is recognized on a straight-line basis over the vesting period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pro forma information regarding net income and net income per share, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS
123. The fair value of each option grant is estimated on the date of grant using a modified BLACK-SCHOLES option pricing model with the following weighted-average assumptions used for grants under the fixed option plans:

                                                          2005            2004            2003
                                                      ------------    ------------    ------------
        Expected volatility.......................        48.0%           47.7%           44.2%
        Risk-free interest rate...................         3.9%            3.5%            3.7%
        Average expected life (years).............         7.1             7.1             7.0
        Dividend yield............................         0.0%            0.0%            0.0%

        Weighted average fair value...............      $ 20.32         $ 22.16         $ 10.13

NET INCOME PER SHARE

The Company presents both basic and diluted earnings per share ("EPS") on the face of the income statement. As provided by SFAS No. 128, "Earnings per Share", basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for options.

NOTE 2 - SHARE-BASED COMPENSATION:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Pro forma disclosure is no longer an alternative under the new standard. The Company adopted SFAS 123R on January 1, 2006, as required.

SFAS 123R permits the use of either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit the restatement of prior period financial statements based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e. BLACK-SCHOLES) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or "lattice" model. Based upon research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use a modified BLACK-SCHOLES model for option valuation.

SFAS 123R includes several modifications to the presentation of income taxes in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company's effective tax rates recorded throughout the year. SFAS 123R does not allow companies to "predict" when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company's Consolidated Statement of Cash Flows, were $12.5 million, $8.7 million, and $4.3 million, respectively, for 2005, 2004, and 2003.

The Company will utilize the "modified prospective" method. The Company expects that the adoption of SFAS 123R on January 1, 2006, will reduce fiscal 2006 net earnings by approximately $7.0 million ($4.4 million after tax). See Note 14 for further information on the Company's stock-based compensation plans.

NOTE 3 - ACQUISITION OF DEL'S FARM SUPPLY:

On November 10, 2005, the Company acquired the assets of privately-held Del's Farm Supply, Inc. ("Del's") for $17.6 million and the assumption of certain liabilities. Based in Lakewood, Washington, Del's operates 16 stores, primarily in the Pacific Northwest, that offer a wide selection of products tailored to those who enjoy the rural lifestyle. Del's specializes in the equine, animal and pet category. Historical pro forma results of operations have not been provided due to the overall immateriality of these operations to the consolidated results of operations. The purchase price was preliminarily allocated as follows (in thousands):

                Inventory.................    $    4,300
                Current assets............           803
                Fixed assets..............         1,500
                Goodwill..................        12,400
                Current liabilities.......        (1,400)
                                              ----------
                                              $   17,603

The fair values of the assets and liabilities acquired were estimated at December 31, 2005 due to the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition). Upon completion of the Company's procedures, the initial estimates may be revised by immaterial amounts. The resulting goodwill of $12.4 million is deductible for income tax purposes.

NOTE 4 - CREDIT AGREEMENT:

In August 2002, the Company entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the "Credit Agreement"), whereby the Company is permitted to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004. Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures, and extended the maturity to February 27, 2008. The outstanding borrowings under the Credit Agreement totaled $8.2 million at December 31, 2005 and $32.3 million at December 25, 2004. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit, of which $12.1 million and $12.7 million were outstanding at December 31, 2005 and December 25, 2004, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (7.25% at December 31, 2005) or the London Inter-Bank Offer Rate ("LIBOR") (4.39% at December 31, 2005) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on Company performance (0.75% at December 31, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 31, 2005) and adjusted quarterly based on Company performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. The Company was in compliance with all covenants at December 31, 2005.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - OTHER LONG-TERM DEBT:

In June 1998, the Company entered into an unsecured loan agreement (the "Loan Agreement") and term note (the "Term Note") pursuant to which the Company borrowed $15 million. There were no compensating balance requirements associated with the Loan Agreement. The Loan Agreement and Term Note matured in November 2003 and were paid in full.

NOTE 6 - LEASES:

The Company leases the majority of its office space and most of its retail store locations, transportation equipment and other equipment under various noncancellable operating leases. The leases have varying terms and expire at various dates through 2029 and 2021 for capital leases and operating leases, respectively. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at the Company's option. Some leases require the payment of contingent rent that is based upon store sales above agreed upon sales levels for the year. The sales levels vary for each store and are established in the lease agreements. Generally, most of the leases require the Company to pay taxes, insurance and maintenance costs.

Total rent expense for fiscal 2005, 2004 and 2003 was approximately $83,266,000, $67,960,000 and $59,869,000 respectively. Total contingent rent expense for fiscal 2005, 2004, and 2003 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

                                                                 CAPITAL      OPERATING
                                                                  LEASES        LEASES
                                                                ----------    ----------

        2006................................................    $    1,223    $   83,258
        2007................................................           892        78,690
        2008................................................           491        74,885
        2009................................................           267        69,471
        2010................................................           146        65,194
        Thereafter..........................................         2,657       389,921
                                                                ----------    ----------
        Total minimum lease payments........................         5,676    $  761,419
                                                                              ==========
        Amount representing interest........................        (2,100)
                                                                ----------
        Present value of minimum lease payments.............         3,576
        Less:  Current portion..............................         1,049
                                                                ----------
        Long-term capital lease obligations.................    $    2,527
                                                                ==========

Assets under capital leases were as follows (in thousands):

                                                                   2005          2004
                                                                ----------    ----------
        Building and improvements...........................    $    3,181    $    3,756
        Computer software and hardware......................         2,996         1,676
        Less:  Accumulated depreciation and amortization....        (2,800)       (2,451)
                                                                ----------    ----------
                                                                $    3,377    $    2,981
                                                                ==========    ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 8 - INCOME TAXES:

The provision for income taxes, before cumulative effect of change in accounting principle, consists of the following (in thousands):

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
         Current tax expense:
            Federal.........................................    $     56,917    $     38,488    $     25,662
            State...........................................           4,961           2,191           2,428
                                                                ------------    ------------    ------------
              Total current.................................          61,878          40,679          28,090
                                                                ------------    ------------    ------------

         Deferred tax expense (benefit):
            Federal.........................................         (10,513)         (3,800)          6,122
            State...........................................          (2,222)           (842)            435
                                                                ------------    ------------    ------------
              Total deferred................................         (12,735)         (4,642)          6,557
                                                                ------------    ------------    ------------
         Total provision....................................    $     49,143    $     36,037    $     34,647
                                                                ============    ============    ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                    2005            2004
                                                                ------------    ------------
         Current tax assets:
            Inventory valuation.............................    $      5,860    $      9,312
            Accrued employee benefit costs..................           6,775           5,058
            Other...........................................           4,649           5,651
                                                                ------------    ------------
                                                                      17,284          20,021
                                                                ------------    ------------
         Current tax liabilities:
            Inventory basis difference......................          (6,205)         (8,146)
            Other...........................................              --            (291)
                                                                ------------    ------------
                                                                      (6,205)         (8,437)
                                                                ------------    ------------
         Net current tax asset..............................    $     11,079    $     11,584
                                                                ============    ============

         Non-current tax assets:
         Capital lease obligation basis difference..........    $        866    $        924
         Rent expenses in excess of cash payments required..          10,041           3,122
         Property and equipment basis difference............              --           1,569
         Deferred compensation..............................           1,203           1,006
         Other..............................................           1,052             249
                                                                ------------    ------------
                                                                      13,162           6,870
                                                                ------------    ------------
         Non-current tax liabilities:.......................
            Depreciation....................................          (4,915)        (11,809)
            Capital lease assets basis difference...........            (662)           (717)
            Other...........................................             (55)            (54)
                                                                ------------    ------------
                                                                      (5,632)        (12,580)
                                                                ------------    ------------
         Net non-current tax asset (liability)..............    $      7,530    $     (5,710)
                                                                ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that all of the deferred tax assets will more likely than not be realized through the future earnings of the Company.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
        Tax provision at statutory rate.....................    $     47,173    $     35,037    $     32,280
        Tax effect of:
          State income taxes, net of federal tax benefits...           1,780             876           1,859
          Permanent differences.............................             190             154             359
          Other.............................................              --             (30)            149
                                                                ------------    ------------    ------------
                                                                $     49,143    $     36,037    $     34,647
                                                                ============    ============    ============

NOTE 9 - CAPITAL STOCK:

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 100,000,000 shares of Common Stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 10 - COMPREHENSIVE INCOME:

Comprehensive income for each fiscal year is as follows (in thousands):

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
        Net income - as reported............................    $     85,669    $     64,069    $     55,694
        Unrealized gain on interest rate swap agreement,
          net of income taxes of $603 in fiscal 2003........              --              --             973
        Foreign currency translation adjustment.............             (11)             --              --
                                                                ------------    ------------    ------------
        Comprehensive income................................    $     85,658    $     64,069    $     56,667
                                                                ============    ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - NET INCOME PER SHARE:

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                                                            2005
                                                                          -----------------------------------------
                                                                                                         PER SHARE
                                                                            INCOME         SHARES         AMOUNT
                                                                          ----------     ----------     -----------
Basic net income per share:
     Net income.......................................................    $   85,669         39,062     $      2.19
     Dilutive stock options outstanding...............................            --          1,918           (0.10)
                                                                          ----------     ----------     -----------
Diluted net income per share..........................................    $   85,669         40,980     $      2.09
                                                                          ==========     ==========     ===========


                                                                                            2004
                                                                          -----------------------------------------
                                                                                                         PER SHARE
                                                                            INCOME         SHARES         AMOUNT
                                                                          ----------     ----------     -----------
Basic net income per share:
     Net income.......................................................    $   64,069         38,148     $      1.68
     Dilutive stock options outstanding...............................            --          2,541           (0.11)
                                                                          ----------     ----------     -----------
Diluted net income per share..........................................    $   64,069         40,689     $      1.57
                                                                          ==========     ==========     ===========


                                                                                            2003
                                                                          -----------------------------------------
                                                                                                         PER SHARE
                                                                            INCOME         SHARES         AMOUNT
                                                                          ----------     ----------     -----------
Basic net income per share:
     Net income, before cumulative effect of accounting change........    $   57,582         37,076     $      1.55
     Cumulative effect of accounting change, net of income taxes......        (1,888)        37,076           (0.05)
                                                                          ----------     ----------     -----------
     Net income.......................................................    $   55,694         37,076     $      1.50
                                                                          ==========     ==========     ===========

Diluted net income per share:
     Net income, before cumulative effect of accounting change........    $   57,582         40,271     $      1.43
     Cumulative effect of accounting change, net of income taxes......        (1,888)        40,271           (0.05)
                                                                          ----------     ----------     -----------
     Net income.......................................................    $   55,694         40,271     $      1.38
                                                                          ==========     ==========     ===========

Anti-dilutive stock options excluded from the above calculations totaled 19,853, 53,559 and 16,687 in 2005, 2004 and 2003 respectively.

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

NOTE 13 - RETIREMENT BENEFIT PLANS:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the "Plan"), which provides retirement and other benefits for the Company's employees. Employees become eligible at the first quarterly entry period following their fulfillment of the eligibility requirements. To be eligible, an employee must be at least 21 years of age, have completed 12 consecutive months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan. The Company matches (in cash) 100% of the employee's elective contributions up to 3% of the employee's eligible compensation plus 50% of the employee's elective contributions from 3% to 6% of the employee's eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee's eligible compensation. All current employer

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contributions are immediately 100% vested. Employer contributions in years prior to 2000 did not vest immediately and accordingly, as certain employees leave employment with the Company, they forfeit their employer match. Company contributions, net of forfeitures, to the Plan during fiscal 2005, 2004 and 2003, were approximately $1,805,000, $1,772,000, and $1,724,000, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company's match. Under the deferred compensation program, the participants' salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant's account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant's (i) death,
(ii) retirement, (iii) total and permanent disability, (iv) separation from service, or (v) some other date designated by the participant at the time of the initial deferral. The Company's contributions, including accrued interest, were $257,000, $173,000 and $119,000 for fiscal 2005, 2004 and 2003, respectively.

NOTE 14 - STOCK-BASED COMPENSATION PLANS:

FIXED STOCK OPTION PLAN

The Company has a stock option plan for officers, directors (including non-employee directors) and key employees which currently reserves a total of 4,000,000 shares of common stock for future issuance. As of December 31, 2005, there were 1,115,966 shares of common stock remaining available for future issuance. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant and options expire after ten years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Plan activity is summarized as follows:

                                                                                            AVERAGE
                                                                       PLAN                EXERCISE
                                                                      SHARES                 PRICE
                                                                    ----------            -----------
         Outstanding at December 28, 2002....................        4,540,634             $    5.29
            Exercised........................................         (871,661)            $    5.59
            Granted..........................................          724,600             $   20.26
            Canceled.........................................         (336,788)            $    6.72
                                                                    ----------

         Outstanding at December 27, 2003....................        4,056,785             $    7.80
            Exercised........................................         (870,622)            $    6.10
            Granted..........................................          418,600             $   42.21
            Canceled.........................................         (125,269)            $   10.30
                                                                    ----------

         Outstanding at December 25, 2004....................        3,479,494             $   12.28
            Exercised........................................       (1,089,011)            $    6.67
            Granted..........................................          449,100             $   37.31
            Canceled.........................................          (66,305)            $   25.10
                                                                    ----------


         Outstanding at December 31, 2005....................        2,773,278             $   18.30
                                                                    ==========

The following table summarizes information concerning currently outstanding and exercisable options:

                                                      WEIGHTED
                                                       AVERAGE          WEIGHTED                        WEIGHTED
                                                      REMAINING          AVERAGE                         AVERAGE
                   RANGE OF         NUMBER           CONTRACTUAL        EXERCISE        NUMBER          EXERCISE
   YEAR       EXERCISES PRICES    OUTSTANDING           LIFE             PRICE        EXERCISABLE        PRICE
   ----       ----------------    -----------        -----------       ----------     -----------      ----------
   1998            $ 3.61                668            2.05               3.61             668            3.61
   1999            $ 6.45             36,602            3.05               6.45          36,602            6.45
   2000       $ 3.73 - $ 3.79         78,170            4.07               3.73          78,170            3.73
   2000            $ 2.24             88,658            4.83               2.24          88,658            2.24
   2001            $ 3.36            692,252            5.07               3.36         312,770            3.36
   2002       $ 8.91 - $ 9.80        569,518            6.06               9.22         569,518            9.22
   2002            $14.22              9,334            6.54              14.22           9,334           14.22
   2003      $ 19.64 - $ 25.11       470,873            7.07              20.19         267,551           20.29
   2003            $38.98             10,000            7.79              38.98           6,666           38.98
   2004      $ 39.29 - $ 46.92       343,401            8.06              43.20         109,436           43.22
   2004            $32.68             37,500            8.75              32.68          12,500           32.68
   2005       $36.40 - $42.68        414,300            9.10              36.89              --              --
   2005       $48.21 - $50.95         22,002            9.75              48.45              --              --
                                   ---------                                          ---------
                                   2,773,278            6.62            $ 18.30       1,491,873         $ 12.06
                                   =========                                          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes information concerning stock option grants during fiscal 2005, 2004 and 2003:

                                                                    2005            2004            2003
                                                                ------------    ------------    ------------
Options granted with exercise price equal to market value:
     Weighted average exercise price.........................   $      36.97    $      41.57    $      20.05
     Weighted average fair value.............................   $      20.84    $      22.84    $      10.63
     Stock options granted...................................        399,100         368,600         624,600

Options granted with exercise price greater than market
value: (a)
     Weighted average exercise price.........................   $      40.03    $      46.92    $      21.61
     Weighted average fair value.............................   $      16.10    $      17.14    $       7.03
     Stock options granted...................................         50,000          50,000         100,000

----------------------
     (a) According to the terms of the Company's stock option plan, in the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.

ASSOCIATE STOCK PURCHASE PLAN

The Company provides an Associate Stock Purchase Plan (the "ASPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ASPP, the Company issued 42,065, 41,282 and 52,900 shares of common stock in fiscal 2005, 2004 and 2003, respectively. The total cost to the Company of the 15% discount was approximately $247,000, $220,000 and $140,000 in fiscal 2005, 2004 and 2003, respectively.

NOTE 15 - CONTINGENCIES:

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 16 - MOVE OF CORPORATE FACILITY:

In July 2004, the Company relocated its existing Store Support Center to consolidate multiple headquarter facilities within one facility. The Company recognized incremental after-tax costs of approximately $2.1 million primarily related to remaining facility and technology lease obligations and other moving costs.

NOTE 17 - CHANGE IN ACCOUNTING PRINCIPLE:

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

NOTE 18 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In December 2004, the FASB published Statement No. 123 (revised 2004), "Share-Based Payment". The impact of this Statement on the Company's financial position and operations has been discussed in Note 2.

In November of 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs and waste material. ARB No. 43 stated that under some circumstances these costs may be so abnormal that they are required to be treated as current period costs. SFAS 151 requires that these costs be treated as current period costs regardless if they meet the criteria of "so abnormal." The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS 151 on January 1, 2006 did not have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning with the third quarter of 2005, with earlier application permitted. Adoption of SFAS 153 did not have a material impact on the Company's results of operations or financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 and the attestation report of Ernst & Young LLP on management's assessment of the Company's internal control over financial reporting are contained on pages 27 and 28, respectively, of this report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Corporate Governance - Code of Ethics," "Item 1: Election of Directors," "Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 through 6, 7 through 12, and 24, respectively, of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Compensation Committee Report on Executive Compensation", "Summary Compensation", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Stock Performance Chart" on pages 11 through 23 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 24 and 25 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

Following is a summary of the Company's equity compensation plans as of December 31, 2005, under which equity securities are authorized for issuance, aggregated as follows:

                                        NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE
                                          ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        NUMBER OF SECURITIES
                                           OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,      REMAINING AVAILABLE
PLAN CATEGORY                              WARRANTS, AND RIGHTS        WARRANTS AND RIGHTS       FOR FUTURE ISSUANCE
-------------                           --------------------------     -------------------       -------------------
EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS:

   2000 Stock Incentive Plan.........            2,071,066                  $   15.77                 1,115,966
   1994 Stock Option Plan (b)........              702,212                  $   19.15                        --
   Employee Stock Purchase Plan (a)..                   --                         --                 3,384,411
   Equity Compensation Plans not
     approved by security holders....                   --                         --                        --
                                                 ---------                  ---------                 ---------

Total                                            2,773,278                  $   18.30                 4,500,377
                                                 =========                                            =========

-------------------
     (a)  Represents shares available as of January 1, 2006.
     (b)  The 1994 Stock Option Plan expired in February 2004.

The information set forth under the caption "Stock-Based Compensation Plans" in the "Notes to Consolidated Financial Statements" contained in this Report, provides further information with respect to the material features of each plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Related-Party Transactions with Tractor Supply Company" on page 12 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Item 3 - Ratification of Reappointment of Independent Auditors" on page 34 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2006, is incorporated herein by reference.


                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  FINANCIAL STATEMENTS

        See Consolidated Financial Statements under Item 8 on pages 25 through 47 of this Report.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        None

        Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)  EXHIBITS

        The exhibits listed in the Index to Exhibits, which appears on pages 52 through 56 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRACTOR SUPPLY COMPANY

        Date:  March 16, 2006                   By: /s/ Anthony F. Crudele
                                                    ----------------------------
                                                    Anthony F. Crudele
                                                    Senior Vice President -
                                                    Chief Financial Officer and
                                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                       TITLE                                DATE
---------                                       -----                                ----
/s/ Anthony F. Crudele          Senior Vice President - Chief Financial         March 16, 2006
----------------------------    Officer and Treasurer
Anthony F. Crudele              (Principal Financial and Accounting Officer)


/s/ James F. Wright             President and Chief Executive                   March 16, 2006
----------------------------    Officer and Director
James F. Wright                 (Principal Executive Officer)


/s/ Joseph H. Scarlett, Jr.     Chairman of the Board                           March 16, 2006
----------------------------
Joseph H. Scarlett, Jr.


/s/ Jack Bingleman              Director                                        March 16, 2006
----------------------------
Jack Bingleman


/s/ S.P. Braud                  Director                                        March 16, 2006
----------------------------
S.P. Braud


/s/ Cynthia T. Jamison          Director                                        March 16, 2006
----------------------------
Cynthia T. Jamison


/s/ Gerard E. Jones             Director                                        March 16, 2006
----------------------------
Gerard E. Jones


/s/ Joseph D. Maxwell           Director                                        March 16, 2006
----------------------------
Joseph D. Maxwell


/s/ Edna K. Morris              Director                                        March 16, 2006
----------------------------
Edna K. Morris


/s/ Sam K. Reed                 Director                                        March 16, 2006
----------------------------
Sam K. Reed


/s/ Joseph M. Rodgers           Director                                        March 16, 2006
----------------------------
Joseph M. Rodgers

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

3.4 Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference)

3.5 Amended and Restated By-laws of the Company as currently in effect (filed as Exhibit 3.7 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

3.6 Amendment No. 1 to Amended and Restated By-Laws (filed as Exhibit 3.5 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference)

3.7 Amendment No. 2 to Amended and Restated By-Laws (filed as Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference)

4.1 Form of Specimen Certificate representing the Company's Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

10.1 Indenture of Lease, dated as of January 1, 1986, between the Company and Joseph D. Maxwell and Juliann K. Maxwell (relating to Nashville, Tennessee store) (filed as Exhibit 10.18 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.2 Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.28 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).+

10.3    Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as
        Exhibit 4.6 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on June 14, 1999, and incorporated herein by reference).+

10.4 Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).+

10.5 Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

10.6 Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant's Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).+

10.7    Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as
        Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).+

10.8    Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit
        4.1 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).+

10.9 Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).+

10.10 Trust Agreement (filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.11 Split-Dollar Agreement, dated January 27, 1998, between the Company and Joseph H. Scarlett, Jr., Tara Anne Scarlett and Andrew Sinclair Scarlett (filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 17, 1999, Commission File No. 000-23314, and incorporated herein by reference).

10.12 Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003 and incorporated herein by reference).+

10.13 First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit 10.56 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.14 Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as
        Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

10.15 Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.16 Letter Agreement between Tractor Supply Company and the Joint Venture formed by Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated December 14, 2001 (filed as Exhibit 10.59 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.17 Amended Letter Agreement between the members of the joint venture comprised of Tractor Supply Company, Great American Group, Gordon Brothers Retail Partners, LLC and DJM Asset Management, dated January 8, 2002 (filed as Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.18 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Bank of America, N.A. (filed as Exhibit 10.66 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.19 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and U.S. Bank, N. A. (filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.20 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SouthTrust Bank (filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.21 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and AmSouth Bank (filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.22 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and SunTrust Bank, Nashville, N.A. (filed as Exhibit 10.70 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.23 Revolving Note, dated as of August 15, 2002 between Tractor Supply Company and Compass Bank (filed as Exhibit 10.71 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).

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

10.28 First Amendment to Revolving Credit Agreement, dated as of January 28, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.29 Second Amendment to Revolving Credit Agreement, dated as of September 30, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit
        10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2004, Commission File No. 000-23314, and incorporated herein by reference.)

10.30 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as Exhibit 10.76 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.31 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit 10.77 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.32 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase (filed as Exhibit 10.78 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.33 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.79 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.34 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit 10.80 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.35 Change in Control Agreement dated October 31, 2005 between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.36 Transition and Separation Agreement dated February 17, 2006 between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, Registration No. 000-23314 filed with the Commission on February 21, 2006, and incorporated herein by reference). +

10.37 Lease Agreement dated September 26, 2003 between Tractor Supply Company and Duke Realty Limited (filed as Exhibit 10.52 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.38 First Amendment, dated December 22, 2003 to the Tractor Supply Company 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.39 Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.40 Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.41 Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.42 Form of Stock Option Agreement (filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.43 Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on April 25, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.44*  Form of Stock Option Agreement.+

23.1*   Consent of Ernst & Young LLP.

31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.


-------
   *    Filed herewith
   +    Management contract or compensatory plan or arrangement