Form 10-Q
period 2006-04-01
TRACTOR SUPPLY CO /DE/
filed 2006-05-11
CIK 916365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               APRIL 1, 2006
                              --------------------------------------------------

OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to
                              ---------------------------------------    -------

                        Commission file number 000-23314
                                              ----------

                             TRACTOR SUPPLY COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                       13-3139732
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


200 POWELL PLACE, BRENTWOOD, TENNESSEE                          37027
---------------------------------------                  -------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code:     (615) 366-4600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

YES       NO  X
   ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS                                OUTSTANDING AT APRIL 29, 2006
-----------------------------                  -----------------------------
Common Stock, $.008 par value                           39,927,023


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                       PAGE NO.
                                                                       --------

Part I.  Financial Information:

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets -
                      April 1, 2006 and December 31, 2005......................3

                  Consolidated Statements of Income -
                      For the Fiscal Three Months Ended
                      April 1, 2006 and March 26, 2005.........................4

                  Consolidated Statements of Cash Flows -
                      For the Fiscal Three Months Ended
                      April 1, 2006 and March 26, 2005.........................5

                  Notes to Unaudited Consolidated Financial Statements......6-10

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................11-15

     Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk....................................................15

     Item 4.      Controls and Procedures.....................................16

Part II. Other Information:

     Item 1.      Legal Proceedings...........................................17

     Item 1a.     Risk Factors................................................17

     Item 2.      Unregistered Sales of Equity Securities and Use of Procee...17

     Item 3.      Default Upon Senior Securities..............................17

     Item 4.      Submission of Matters to a Vote of Security Holders.........17

     Item 5.      Other Information...........................................17

     Item 6.      Exhibits....................................................17

     Signature    ............................................................17


         The accompanying notes are an integral part of this statement.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       APRIL 1,        DECEMBER 31,
                                                                                         2006                2005
                                                                                      ----------        ---------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents......................................................    $   39,621          $  21,203
   Inventories....................................................................       590,479            460,751
   Prepaid expenses and other current assets......................................        37,198             38,380
   Deferred income taxes..........................................................        11,135             11,079
                                                                                      ----------          ---------
         Total current assets.....................................................       678,433            531,413
                                                                                      ----------          ---------

Property and Equipment:
   Land...........................................................................        17,318             17,319
   Buildings and improvements.....................................................       223,526            223,585
   Furniture, fixtures and equipment..............................................       123,656            115,784
   Computer software and hardware.................................................        29,708             32,311
   Construction in progress.......................................................        20,435              9,842
                                                                                      ----------          ---------
                                                                                         414,643            398,841
   Accumulated depreciation and amortization......................................      (146,141)          (140,366)
                                                                                      ----------          ---------
     Property and equipment, net..................................................       268,502            258,475

Goodwill                                                                                  12,436             12,436
Deferred income taxes.............................................................         9,048              7,530
Other assets......................................................................         5,837              4,941
                                                                                      ----------          ---------

         Total assets.............................................................    $  974,256          $ 814,795
                                                                                      ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................    $  278,576          $ 185,397
   Other accrued expenses.........................................................        96,599            102,814
   Current portion of capital lease obligations...................................         1,370              1,049
   Income taxes currently payable.................................................            --              1,421
                                                                                      ----------          ---------
         Total current liabilities................................................       376,545            290,681

Revolving credit loan.............................................................        64,702              8,212
Capital lease obligations, less current maturities................................         3,184              2,527
Straight line rent liability......................................................        19,853             18,502
Other long-term liabilities.......................................................        17,876             17,175
                                                                                      ----------          ---------
         Total liabilities........................................................       482,160            337,097
                                                                                      ----------          ---------
Stockholders' equity:
   Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued...            --                 --
   Common stock, 100,000,000 shares authorized; $.008 par value; 39,902,392
     and 39,433,449 shares issued and outstanding in 2006 and 2005, respectively..           319                315
   Additional paid-in capital.....................................................       112,941             99,047
   Other comprehensive loss.......................................................           (36)               (11)
   Retained earnings..............................................................       378,872            378,347
                                                                                      ----------          ---------
         Total stockholders' equity...............................................       492,096            477,698
                                                                                      ----------          ---------

         Total liabilities and stockholders' equity...............................    $  974,256          $ 814,795
                                                                                      ==========          =========


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               FOR THE FISCAL THREE MONTHS ENDED
                                                               ---------------------------------
                                                               APRIL 1,                 MARCH 26,
                                                                 2006                     2005
                                                              -----------             ------------
                                                                          (UNAUDITED)
Net sales..................................................   $   465,547             $    377,203

Cost of merchandise sold...................................       323,263                  265,132
                                                              -----------             ------------

   Gross profit............................................       142,284                  112,071

Selling, general and administrative expenses...............       130,920                  102,675

Depreciation and amortization..............................         9,623                    7,646
                                                              -----------             ------------

   Income from operations..................................         1,741                    1,750

Interest expense, net......................................           907                      677
                                                              -----------             ------------

   Income before income taxes..............................           834                    1,073

Income tax expense.........................................           309                      389
                                                              -----------             ------------

Net income.................................................   $       525             $        684
                                                              ===========             ============

Net income per share - basic...............................   $      0.01             $       0.02
                                                              ===========             ============

Net income per share - diluted.............................   $      0.01             $       0.02
                                                              ===========             ============

         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE FISCAL THREE MONTHS ENDED
                                                                                ---------------------------------
                                                                                APRIL 1,                 MARCH 26,
                                                                                  2006                     2005
                                                                               -----------             ------------
                                                                                           (UNAUDITED)
Cash flows from operating activities:
Net income.................................................................    $       525             $        684
Tax benefit of stock options exercised.....................................             --                    6,463
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization...........................................          9,623                    7,646
   Loss (gain) on sale of property and equipment...........................            116                     (183)
   Stock compensation expense..............................................          1,860                       --
   Deferred income taxes...................................................         (1,574)                    (892)
   Other ..................................................................            (25)                      51
   Change in assets and liabilities:
     Inventories...........................................................       (129,728)                (115,994)
     Prepaid expenses and other current assets.............................          6,485                   (4,527)
     Accounts payable......................................................         93,179                  119,970
     Accrued expenses......................................................         (6,215)                 (17,674)
     Income taxes currently payable........................................         (6,747)                      --
     Other.................................................................          2,790                    3,752
                                                                               -----------             ------------

Net cash used in operating activities......................................        (29,711)                    (704)
                                                                               -----------             ------------

Cash flows from investing activities:
   Capital expenditures....................................................        (18,607)                  (6,706)
   Proceeds from sale of property and equipment............................             44                      827
   Other...................................................................           (746)                      --
                                                                               -----------             ------------

Net cash used in investing activities......................................        (19,309)                  (5,879)
                                                                               -----------             ------------

Cash flows from financing activities:
   Borrowings under revolving credit agreement.............................        164,680                  112,104
   Repayments under revolving credit agreement.............................       (108,190)                (100,383)
   Excess tax benefit on stock options exercises...........................          6,270                       --
   Principal payments under capital lease obligations......................           (343)                    (258)
   Net proceeds from issuance of common stock..............................          5,021                    4,069
                                                                               -----------             ------------

Net cash provided by financing activities..................................         67,438                   15,532
                                                                               -----------             ------------

Net increase in cash and cash equivalents..................................         18,418                    8,949

Cash and cash equivalents at beginning of period...........................         21,203                   28,941
                                                                               -----------             ------------

Cash and cash equivalents at end of period.................................    $    39,621             $     37,890
                                                                               ===========             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the period for:
   Interest................................................................    $       694             $        603
   Income taxes............................................................          1,595                    2,687

Supplemental disclosure of non-cash activities:
   Equipment acquired through capital leases...............................    $     1,461             $        967

         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

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

The Company experiences its highest inventory and accounts payable balances during its first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during its third fiscal quarter in anticipation of the winter selling season.

NOTE 2 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $14,551,000 and $14,168,000 higher than reported at April 1, 2006 and December 31, 2005, respectively.

NOTE 3 - SHARE-BASED PAYMENTS:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company's stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price.

For the three months ended April 1, 2006, the adoption of SFAS 123(R)'s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $1.9 million related to the Company's stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25. This share-based compensation lowered pre-tax earnings by $1.9 million, lowered net income by $1.2 million, and lowered basic and diluted earnings per share by $0.03. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Prior to January 1, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock plans in all periods presented (in thousands). For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants.


                                                                          THREE MONTHS
                                                                             ENDED
                                                                           MARCH 26, 2005
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Net income - as reported....................................                $      684
Pro forma compensation expense, net of related tax effects..                    (1,014)
                                                                            ----------
Net loss - pro forma........................................                $     (330)
                                                                            ==========

Net income (loss) per share - basic:
   As reported..............................................                $     0.02
   Pro forma................................................                $    (0.01)
Net income (loss) per share - diluted:
   As reported..............................................                $     0.02
   Pro forma................................................                $    (0.01)

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures at the time of valuation and reduce the pro-forma expense ratably over the period.

Under the Company's 2000 Stock Incentive Plan, options may be granted to officers, directors (including non-employee directors) and key employees. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant.

Effective May 4, 2006, the Company adopted a 2006 Stock Incentive Plan. Following the adoption of such plan, no further grants may be made under the Company's 2000 Stock Incentive Plan. The Company's 2006 Stock Incentive Plan contains similar provisions relating to stock options granted by the Company as set forth in the paragraph above.

Under the terms of the 2006 Stock Incentive Plan adopted by the Company effective as of May 4, 2006, a maximum of 2,750,000 shares are available for a grant as stock options or other awards (which amount includes shares with respect to which awards were authorized but not granted under the Company's 2000 Stock Incentive Plan). At April 1, 2006, the Company had shares reserved for future option grants of 688,766 under the Company's 2000 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the three months ended April 1, 2006 and March 26, 2005 and a summary of the methodology applied to develop each assumption are as follows:

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                  APRIL 1,    MARCH 26,
                                                    2006         2005
                                                    ----         ----
Expected price volatility......................    48.4%        48.1%
Risk-free interest rate........................     4.6%         3.8%
Weighted average expected lives in years.......     7.2          7.1
Forfeiture rate................................    16.5%        23.0%
Dividend yield.................................     0.0%         0.0%

         EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of our stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

         RISK-FREE INTEREST RATE -- This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

         EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

         FORFEITURE RATE -- This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

         DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

The Company issues new shares when options are exercised. A summary of stock option activity since the Company's most recent fiscal year-end is as follows:


                                                                          WEIGHTED
                                                          WEIGHTED         AVERAGE        AGGREGATE
                                                          AVERAGE         REMAINING       INTRINSIC
                                                          EXERCISE       CONTRACTUAL        VALUE
                                          OPTIONS          PRICE             TERM       (IN THOUSANDS)
                                          -------         --------       -----------    --------------
Outstanding December 31, 2005......      2,773,278      $    18.30
     Granted.......................        427,200           61.77
     Exercised.....................       (459,974)          10.02
     Cancelled.....................        (15,933)          38.11
                                       -----------
Outstanding April 1, 2006..........      2,724,571      $    26.20           7.1         $  109,376
                                       ===========

Vested or Expected to vest at
   April 1, 2006...................      2,543,393      $    26.20           6.9         $  105,686

Exercisable at April 1, 2006.......      1,732,573      $    13.63           6.8         $   91,332

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on April 1, 2006 and the option exercise price, multiplied by the number of in-the-money options as of April 1, 2006. As of April 1, 2006, total unrecognized compensation expense related to non-vested stock options is $19,356,000 with a weighted average expense recognition period of 3.0 years.

Other information relative to option activity during the three months ended April 1, 2006 and March 26, 2005 is as follows (in thousands):

                                                                            APRIL 1,     MARCH 26,
                                                                             2006          2005
Weighted average grant date fair value of stock options granted.....       $   34.53     $   19.99
Total fair value of stock options vested............................       $   5,211     $   7,420
Total intrinsic value of stock options exercised....................       $  23,526     $  20,812

ASSOCIATE STOCK PURCHASE PLAN -- The Company has adopted an Associate Stock Purchase Plan (the "ASPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ASPP, the Company issued 8,969 shares during the first quarter of fiscal 2006. The total cost to the Company related to the ASPP was approximately $61,000 in the first quarter of fiscal 2006. At April 1, 2006, 3,375,442 shares of common stock were reserved for future issuance under the ASPP.

There were no significant modifications to the Company's share-based compensation plans during the three months ended April 1, 2006 (provided that, as noted above, the Company adopted its 2006 Stock Incentive Plan in place of its 2000 Stock Incentive Plan effective as of May 4, 2006).

NOTE 4 - NET INCOME PER SHARE:

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

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                   APRIL 1, 2006                           MARCH 26, 2005
                                       -----------------------------------      -----------------------------------
                                                                PER SHARE                                PER SHARE
                                       INCOME        SHARES       AMOUNT        INCOME        SHARES       AMOUNT
BASIC NET INCOME PER SHARE:
Net income.........................    $    525       39,698    $     0.01      $    684       38,583    $     0.02

Dilutive stock options outstanding.                    1,318                                    2,184
                                       --------      -------    ----------      --------      -------    ----------

DILUTED NET INCOME PER SHARE:
Net income.........................    $    525       41,016    $     0.01      $    684       40,767    $     0.02
                                       ========      =======    ==========      ========       ======    ==========

Anti-dilutive stock options excluded from the above calculations totaled 59,781 and 57,734 in 2006 and 2005, respectively.

NOTE 5 - CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three month periods ended April 1, 2006 and March 26, 2005 and significant developments affecting its financial condition since the end of the fiscal year ended December 31, 2005, and should be read in conjunction with the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2005. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

The Company experiences its highest inventory and accounts payable balances during its first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during its third fiscal quarter in anticipation of the winter selling season.

As with any business, all phases of the Company's operations are subject to influences outside its control. The information in this Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements regarding estimated results of operations in future periods. These forward-looking statements are subject to the safe harbor provisions of the Act (and are subject to the finalization of the Company's financial and accounting procedures), and may be affected by certain risks and uncertainties, any one, or a combination, of which could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve the Company's management information systems and the seasonality of the Company's business. We discuss in greater detail risk factors relating to the Company in
Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Forward-looking statements made by or on behalf of the Company are based on our knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

FISCAL THREE MONTHS (FIRST QUARTER) ENDED APRIL 1, 2006 AND MARCH 26, 2005

Net sales increased 23.4% to $465.5 million for the first quarter of 2006 from $377.2 million for the first quarter of 2005. The net sales increase resulted primarily from the addition of new stores and same-store sales improvement of 3.7%. Most product categories experienced same-store sales increases, led by the agricultural, livestock and pet, and truck, trailer and towing product categories. During the first quarter of 2006, the Company opened a total of 29 new stores compared to 13 stores in the prior year quarter. The Company also relocated five stores in the first quarter of 2006 compared to two store relocations in the first quarter of 2005. The Company operated 624 stores as of the end of the first quarter of 2006 compared to 528 stores as of the end of the first quarter of 2005.

The following chart indicates the average percentage of sales represented by each of the Company's major product categories during the first quarter of fiscal 2006 and 2005:


                                                       THREE MONTHS ENDED
                                                   ----------------------------
                                                    APRIL 1,          MARCH 26,
PRODUCT CATEGORY                                      2006              2005
                                                   ---------        --------
Livestock and pet............................          37%              36%
Hardware and tools...........................          19               21
Seasonal products............................          18               18
Truck, trailer and towing....................          12               12
Agricultural.................................           6                5
Clothing and footwear........................           8                8
                                                      -----            ---
   Total.....................................         100%             100%
                                                      ----             ----


The gross margin rate for the first quarter of 2006 increased 90 basis points to 30.6% of sales from 29.7% of sales in the first quarter of 2005. This increase was primarily due to improved margins from importing, reduced discounting, a more favorable product mix, and improved inventory shrinkage. These gains were partially offset by higher transportation costs.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased 90 basis points to 28.1% of sales in the first quarter of 2006 compared to 27.2% of sales in the first quarter of 2005. SG&A expenses in 2006 included $1.9 million in additional pre-opening costs related to the Company's accelerated store opening schedule and lease termination costs on relocated stores, the recognition of $1.9 million in compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", and a $2.2 million shift in marketing activities into the first quarter of 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)") using its modified prospective method and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under the Company's other stock plans. SFAS 123(R) requires share-based compensation expense recognized since January 1, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price.

For the three months ended April 1, 2006, the adoption of SFAS 123(R)'s fair value method has resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $1.9 million related to the Company's stock plans, than if it had continued to account for share-based compensation under APB 25. This share-based compensation lowered pre-tax earnings by $1.9 million, lowered net income by $1.2 million, and lowered basic and diluted earnings per share by $0.03. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Depreciation and amortization expense increased to $9.6 million from $7.6 million, as the result of new store growth and capital costs for infrastructure and technology.

Interest expense increased to $0.9 million for the first quarter of 2006 from $0.7 million for the first quarter of 2005. This increase primarily resulted from increased borrowings to support the seasonal build of inventories as well as higher interest rates from prior year.

The Company's effective tax rate increased to 37.1% in the first quarter of 2006 compared with 36.3% for the first quarter of 2005 primarily due to permanent tax differences relating to the non-deductibility of stock compensation expense under the new accounting rules.

As a result of the foregoing factors, net income for the first quarter of 2006 decreased $0.2 million to $0.5 million from $0.7 million in the first quarter of 2005. Net income, as a percent of sales, decreased 10 basis points to 0.1% for the first quarter of 2006 compared to 0.2% for the first quarter of 2005. Net income per diluted share decreased to $0.01 for the first quarter of 2006 from $0.02 for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, the Company's primary ongoing cash requirements are for store expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. The Company's primary ongoing sources of liquidity are funds provided from operations, commitments available under its revolving credit agreement and normal trade credit.

At April 1, 2006, the Company had working capital of $301.9 million, a $61.2 million increase from December 31, 2005. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                     APRIL 1,        DEC. 31,
                                                       2006            2005         VARIANCE
                                                     --------        --------       --------
Current assets:
  Cash and cash equivalents...................       $   39.6        $   21.2       $   18.4
  Inventories.................................          590.5           460.8          129.7
  Prepaid expenses and other current assets...           37.2            38.4           (1.2)
  Other, net..................................           11.1            11.0            0.1
                                                     --------        --------       --------
                                                        678.4           531.4          147.0
                                                     --------        --------       --------
Current liabilities:
  Accounts payable............................          278.6           185.4           93.2
  Accrued expenses............................           96.6           102.8           (6.2)
  Other, net..................................            1.3             2.5           (1.2)
                                                     --------        --------       ---------
                                                        376.5           290.7           85.8
                                                     --------        --------       --------
Working capital...............................       $  301.9        $  240.7       $   61.2
                                                     ========        ========       ========


The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and an increase in average inventory per store due to increased sales expectations and the seasonal growth in inventory levels. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

Operations used net cash of $29.7 million and $0.7 million in the first quarter of 2006 and 2005, respectively. The $29.0 million increase in net cash used in 2006 over 2005 is primarily due to changes in the following operating activities (in millions):

                                                         THREE MONTHS ENDED
                                                     -------------------------
                                                     APRIL 1,        MARCH 26,
                                                       2006            2005         VARIANCE
                                                     --------       -----------     --------
Net income....................................       $    0.5        $    0.7       $   (0.2)
Tax benefit of stock options exercised........            --              6.5           (6.5)
Inventories and accounts payable..............          (36.5)            4.0          (40.5)
Prepaid expenses and other current assets.....            6.5            (4.5)          11.0
Accrued expenses..............................           (6.2)          (17.7)          11.5
Income taxes currently payable................           (6.7)             --           (6.7)
Other, net....................................           12.7            10.3            2.4
                                                     --------        --------       --------
  Net cash used in operations.................       $  (29.7)       $   (0.7)      $  (29.0)
                                                     ========        ========       ========

The increase in net cash used in operations in the first quarter of 2006 compared with the first quarter of 2005 was primarily due to the seasonal growth in inventory levels, partially offset by the timing of payments. Growth in inventory levels (due to lower than expected sales on certain seasonal goods) and an increase in direct imports (which are supported by letters of credit) resulted in less inventory being financed in the first quarter of 2006 than is typical for the first fiscal quarter. The decrease in accrued expenses was primarily due to the timing of the accruals and the related payment of those accruals in their respective periods.

Investing activities used $19.3 million and $5.9 million in the first quarter of 2006 and 2005, respectively. The majority of this cash requirement relates to the Company's capital expenditures.

Capital expenditures (including equipment acquired under capital lease) for the first three months of fiscal 2006 and 2005 were as follows (in millions):

                                                                        THREE MONTHS ENDED
                                                                   --------------------------
                                                                    APRIL 1,        MARCH 26,
                                                                      2006            2005
                                                                   ---------        --------
New/relocated stores and stores not yet opened..............       $   13.8         $    4.6
Existing stores.............................................            4.4              1.2
Distribution center capacity and improvements...............            0.7              0.3
Information technology......................................            1.1              0.8
Corporate and other.........................................            0.1              0.7
                                                                   --------         --------
                                                                   $   20.1         $    7.6
                                                                   ========         ========

The above table reflects 34 new/relocated stores in the first quarter of 2006, compared to 15 during the first quarter of 2005.

Financing activities provided $67.4 million and $15.5 million in the first quarter of 2006 and 2005, respectively, largely due to increased borrowings resulting from higher inventory levels, additional pre-opening costs (including capital expenditures) and decreased cash flow from operations, partially offset by proceeds received from the issuance of common stock received upon exercise of stock options and purchases under the employee stock purchase plan. The Company had approximately $74.2 million and $99.9 million available for future borrowings, net of outstanding letters of credit, under its revolving credit agreement at April 1, 2006 and March 26, 2005, respectively.

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

The Company had outstanding letters of credit of $16.1 million at April 1, 2006.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

         -    Inventory valuation                         -    Self insurance
         -    Sales returns                               -    Sales tax reserve
         -    Share-based payments (see Note 3)


The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. See Note 1 to the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of the Company's critical accounting policies. The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (7.75% and 5.50% at April 1, 2006 and March 26, 2005, respectively) or LIBOR (2.81% and 2.11% at April 1, 2006 and March 26, 2005, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at April 1, 2006 and March 26, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. See Note 4 of Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion regarding the Credit Agreement.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

As of April 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of April 1, 2006, for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the Commission's rules and forms. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 1A.  RISK FACTORS
----------------------

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SSECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS
-----------------

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

                               TRACTOR SUPPLY COMPANY

Date: MAY 11, 2006             By:  /S/ ANTHONY F. CRUDELE
      ------------                ---------------------------------------------
                                   Anthony F. Crudele
                                       Senior Vice President - Chief Financial
                                       Officer and Treasurer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)