Form 10-Q
period 2006-07-01
TRACTOR SUPPLY CO /DE/
filed 2006-08-10
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JULY 1, 2006
                              --------------------------------------------------

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

                            YES   X       NO
                               -------      ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check
one): Large accelerated filer X Accelerated filer     Non-accelerated filer
                             ---                 ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

YES       NO  X
   ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          CLASS                                OUTSTANDING AT JULY 29, 2006
-----------------------------                  ----------------------------
Common Stock, $.008 par value                           40,032,771


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY

                                      INDEX


                                                                                              PAGE NO.

Part I.  Financial Information:

     Item 1.      Financial Statements:

                  Consolidated Balance Sheets -
                      July 1, 2006 and December 31, 2005.............................................3

                  Consolidated Statements of Income -
                      For the Fiscal Three and Six Months Ended
                      July 1, 2006 and June 25, 2005.................................................4

                  Consolidated Statements of Cash Flows -
                      For the Fiscal Six Months Ended
                      July 1, 2006 and June 25, 2005.................................................5

                  Notes to Unaudited Consolidated Financial Statements............................6-11

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................12-17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................17

     Item 4.      Controls and Procedures...........................................................18

Part II. Other Information:

     Item 1.      Legal Proceedings.................................................................19

     Item 1A.     Risk Factors......................................................................19

     Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.......................19

     Item 3.      Default Upon Senior Securities....................................................19

     Item 4.      Submission of Matters to a Vote of Security Holders...............................19

     Item 5.      Other Information.................................................................20

     Item 6.      Exhibits..........................................................................20

     Signature    ..................................................................................20

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JULY 1,         DECEMBER 31,
                                                                                         2006              2005
                                                                                      ----------        ------------
ASSETS                                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents......................................................    $   43,354          $  21,203
   Inventories....................................................................       573,263            460,751
   Prepaid expenses and other current assets......................................        39,073             38,380
   Deferred income taxes..........................................................        14,134             11,079
                                                                                      ----------          ---------
         Total current assets.....................................................       669,824            531,413
                                                                                      ----------          ---------

Property and Equipment:
   Land...........................................................................        18,256             17,319
   Buildings and improvements.....................................................       233,311            223,585
   Furniture, fixtures and equipment..............................................       136,454            115,784
   Computer software and hardware.................................................        32,946             32,311
   Construction in progress.......................................................        11,238              9,842
                                                                                      ----------          ---------
                                                                                         432,205            398,841
   Accumulated depreciation and amortization......................................      (154,898)          (140,366)
                                                                                      ----------          ---------
     Property and equipment, net..................................................       277,307            258,475

Goodwill                                                                                   9,352             12,436
Deferred income taxes.............................................................        11,916              7,530
Other assets......................................................................         8,024              4,941
                                                                                      ----------          ---------

         Total assets.............................................................    $  976,423          $ 814,795
                                                                                      ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................................    $  265,936          $ 185,397
   Other accrued expenses.........................................................       105,171            102,814
   Current portion of capital lease obligations...................................         1,331              1,049
   Income taxes currently payable.................................................        21,729              1,421
                                                                                      ----------          ---------
         Total current liabilities................................................       394,167            290,681

Revolving credit loan.............................................................            --              8,212
Capital lease obligations, less current maturities................................         2,937              2,527
Straight line rent liability......................................................        21,045             18,502
Other long-term liabilities.......................................................        18,568             17,175
                                                                                      ----------          ---------
         Total liabilities........................................................       436,717            337,097
                                                                                      ----------          ---------
Stockholders' equity:
   Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued...            --                 --
   Common stock, 100,000,000 shares authorized; $.008 par value; 40,021,514
     and 39,433,449 shares issued and outstanding in 2006 and 2005, respectively..           320                315
   Additional paid-in capital.....................................................       117,633             99,047
   Other comprehensive loss.......................................................           (46)               (11)
   Retained earnings..............................................................       421,799            378,347
                                                                                      ----------          ---------
         Total stockholders' equity...............................................       539,706            477,698
                                                                                      ----------          ---------

         Total liabilities and stockholders' equity...............................    $  976,423          $ 814,795
                                                                                      ==========          =========



         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FOR THE FISCAL                   FOR THE FISCAL
                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    ---------------------------      ----------------------
                                                       JULY 1,       JUNE 25,           JULY 1,        JUNE 25,
                                                        2006           2005              2006            2005
                                                    ------------   ------------      ------------    --------
                                                             (UNAUDITED)                      (UNAUDITED)

Net sales........................................   $    714,944   $    613,235      $  1,180,492    $    990,438
Cost of merchandise sold.........................        487,559        423,479           810,736         688,611
                                                    ------------   ------------      ------------    ------------
     Gross profit................................        227,385        189,756           369,756         301,827

Selling, general and administrative expenses.....        147,874        125,383           278,880         228,058
Depreciation and amortization....................         10,580          8,065            20,203          15,711
                                                    ------------   ------------      ------------    ------------

     Income from operations......................         68,931         56,308            70,673          58,058

Interest expense, net............................            647            224             1,554             901
                                                    ------------   ------------      ------------    ------------

     Income before income taxes..................         68,284         56,084            69,119          57,157

Income tax expense...............................         25,357         20,330            25,667          20,719
                                                    ------------   ------------      ------------    ------------

Net income.......................................   $     42,927   $     35,754      $     43,452    $     36,438
                                                    ============   ============      ============    ============

Net income per share - basic.....................   $       1.07   $       0.92      $       1.09    $       0.94
                                                    ============   ============      ============    ============

Net income per share - diluted...................   $       1.05   $       0.87      $       1.06    $       0.89
                                                    ============   ============      ============    ============


         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE FISCAL SIX MONTHS ENDED
                                                                              JULY 1,                JUNE 25,
                                                                               2006                    2005
                                                                          -------------           ------------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
Net income...........................................................     $      43,452           $     36,438
Tax benefit of stock options exercised...............................                --                  7,296
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................            20,203                 15,711
     Gain on sale of property and equipment..........................              (113)                  (299)
     Stock compensation expense......................................             4,465                     --
     Deferred income taxes...........................................            (7,441)                (2,868)
     Change in assets and liabilities:
         Inventories.................................................          (112,512)               (89,067)
         Prepaid expenses and other current assets...................             1,738                 (1,109)
         Accounts payable............................................            80,539                105,977
         Accrued expenses............................................             2,648                    528
         Income taxes currently payable..............................            20,308                 11,197
         Other.......................................................             5,100                  5,152
                                                                          -------------           ------------

Net cash provided by operating activities............................            58,387                 88,956
                                                                          -------------           ------------

Cash flows from investing activities:
     Capital expenditures............................................           (41,313)               (26,162)
     Proceeds from sale of property and equipment....................             1,302                  1,929
     Other...........................................................              (746)                    --
                                                                          -------------           ------------

Net cash used in investing activities................................           (40,757)               (24,233)
                                                                          -------------           ------------

Cash flows from financing activities:
     Borrowings under revolving credit agreement.....................           207,129                187,987
     Repayments under revolving credit agreement.....................          (215,341)              (220,266)
     Tax benefit of stock options exercised..........................             6,881                     --
     Principal payments under capital lease obligations..............              (629)                  (544)
     Net proceeds from issuance of common stock......................             6,481                  5,517
                                                                          -------------           ------------

Net cash provided by (used in) financing activities..................             4,521                (27,306)
                                                                          -------------           ------------

Net increase in cash and cash equivalents............................            22,151                 37,417

Cash and cash equivalents at beginning of period.....................            21,203                 28,941
                                                                          -------------           ------------

Cash and cash equivalents at end of period...........................     $      43,354           $     66,358
                                                                          =============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest........................................................     $       1,466           $      1,088
     Income taxes....................................................             5,113                  3,680

Supplemental disclosure of non-cash activities:
     Equipment acquired through capital leases.......................     $       1,461           $      1,250



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

NOTE 2 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $15,417,000 and $14,168,000 higher than reported at July 1, 2006 and December 31, 2005, respectively.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS:

For the three months ended July 1, 2006, the Company adjusted goodwill by $3.0 million resulting from the determination that this amount related to acquired intangible assets, primarily the trade name of Del's Farm Supply. The intangible assets are included in other assets in the accompanying consolidated balance sheets. The amounts above may be revised by immaterial amounts pending a final evaluation of the intangible assets acquired.

NOTE 4 - SHARE-BASED PAYMENTS:

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

For the three and six months ended July 1, 2006, the adoption of SFAS 123(R)'s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) related to the Company's stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25 (as defined below). For the three and six months ended July 1, 2006, this share-based compensation lowered pre-tax earnings by $2.6 million and $4.5 million, lowered net income by $1.6 million and $2.7 million, and lowered basic and diluted earnings per share by $0.04 and $0.07, respectively. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to adoption of SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 25, 2005              JUNE 25, 2005
                                                               -------------              -------------
Net income - as reported............................            $   35,754                 $   36,438
Pro forma compensation expense, net of income taxes.                  (985)                    (2,001)
                                                                ----------                 ----------
Net income- pro forma...............................            $   34,769                 $   34,437
                                                                ==========                 ==========

Net income per share - basic:
       As reported..................................            $     0.92                 $     0.94
       Pro forma....................................            $     0.89                 $     0.89
Net income per share - diluted:
       As reported..................................            $     0.87                 $     0.89
       Pro forma....................................            $     0.85                 $     0.84

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

Effective May 4, 2006, the Company adopted the 2006 Stock Incentive Plan replacing the 2000 Stock Incentive Plan. Following the adoption of the 2006 Stock Incentive Plan, no further grants may be made under the 2000 Stock Incentive Plan.

Under the Company's 2006 Stock Incentive Plan, options may be granted to officers, directors (including non-employee directors) and employees. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant.


Under the terms of the 2006 Stock Incentive Plan a maximum of 2,750,000 shares are available for a grant as stock options or other awards. At July 1, 2006, the Company had 2,747,520 shares available for future equity awards under the Company's 2006 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the six months ended July 1, 2006 and June 25, 2005 and a summary of the methodology applied to develop each assumption are as follows:


                                                       SIX MONTHS ENDED
                                                  JULY 1,       JUNE 25,
                                                   2006          2005
                                                 -------        -------
Expected price volatility......................    48.4%          48.1%
Risk-free interest rate........................     4.6%           3.8%
Weighted average expected lives in years.......     7.2            7.1
Forfeiture rate................................     7.9%          21.8%
Dividend yield.................................     0.0%           0.0%

         EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

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

The Company issues new shares when options are exercised. A summary of stock option activity since the Company's most recent fiscal year-end is as follows:

                                                                         WEIGHTED
                                                         WEIGHTED          AVERAGE        AGGREGATE
                                                         AVERAGE          REMAINING       INTRINSIC
                                                         EXERCISE        CONTRACTUAL        VALUE
                                          OPTIONS          PRICE            TERM      (IN THOUSANDS)
                                         ---------      -----------      -----------  --------------
Outstanding December 31, 2005......      2,773,278      $    18.30
     Granted.......................        475,500           62.09
     Exercised.....................       (567,084)           9.82
     Cancelled.....................        (55,335)          41.77
                                       ------------     ----------
Outstanding July 1, 2006...........      2,626,359      $    27.50           6.9         $   97,253
                                       ===========      ==========

Vested or Expected to vest at
   July 1, 2006....................      2,490,429      $    26.55           6.8         $   93,550

Exercisable at July 1, 2006........      1,630,297      $    13.98           5.6         $   78,673

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on July 1, 2006 and the option exercise price, multiplied by the number of in-the-money options as of July 1, 2006. As of July 1, 2006, total unrecognized compensation expense related to non-vested stock options is $19,975,000 with a weighted average expense recognition period of 2.7 years.

Other information relative to option activity during the six months ended July 1, 2006 and June 25, 2005 is as follows (in thousands):

                                                                           JULY 1,       JUNE 25,
                                                                             2006          2005
                                                                          ----------    -----------
Weighted average grant date fair value of stock options granted.....       $   34.89     $   20.33
Total fair value of stock options vested............................       $   5,292     $   7,501
Total intrinsic value of stock options exercised....................       $  28,804     $  29,063

RESTRICTED STOCK - The Company issued 2,480 restricted shares under the 2006 Stock Incentive Plan. The shares vest over a one year term. The status of the Company's non-vested shares as of July 1, 2006 is presented below:

                                                                  GRANT DATE
NON-VESTED SHARES                                  SHARES         FAIR VALUE
-----------------                                  ------         ----------
Non-vested at December 31, 2005.............            --         $    --
Granted.....................................         2,480            64.45
Vested......................................            --              --
Forfeited...................................            --              --
                                                   -------         -------
Non-vested at July 1, 2006..................         2,480         $ 64.45
                                                   =======         =======

ASSOCIATE STOCK PURCHASE PLAN - The Company has adopted an Associate Stock Purchase Plan (the "ASPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ASPP, the Company issued 9,532 shares during the second quarter of fiscal 2006. The total cost to the Company related to the ASPP, including the compensation expense calculation under SFAS 123(R), was approximately $107,000 and $232,000 during the three and six months ended July 1, 2006, respectively. At July 1, 2006, 3,365,910 shares of common stock were reserved for future issuance under the ASPP.

There were no significant modifications to the Company's share-based compensation plans during the three months ended July 1, 2006 (provided that, as noted above, the Company adopted its 2006 Stock Incentive Plan in replacement of its 2000 Stock Incentive Plan, effective May 4, 2006).

NOTE 5 - NET INCOME PER SHARE:

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

Net income per share is calculated as follows (in thousands, except per share amounts):


                                              THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                JULY 1, 2006                              JUNE 25, 2005
                                      ----------------------------------        --------------------------------

                                                               PER SHARE                                  PER SHARE
                                       INCOME      SHARES       AMOUNT           INCOME       SHARES       AMOUNT
BASIC NET INCOME PER SHARE:
Net income..........................  $  42,927      39,968     $    1.07        $  35,754      39,008     $    0.92

Dilutive stock options outstanding..                    930        (0.02)                        1,897        (0.05)
                                      ---------     -------     --------         ---------     -------     --------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  42,927      40,898     $    1.05        $  35,754      40,905     $    0.87
                                      =========     =======     =========        =========      ======     =========

                                               SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                JULY 1, 2006                              JUNE 25, 2005
                                      ----------------------------------        -----------------------------------
                                                               PER SHARE                                  PER SHARE
                                       INCOME      SHARES       AMOUNT           INCOME       SHARES       AMOUNT
BASIC NET INCOME PER SHARE:
Net income..........................  $  43,452      39,833     $    1.09       $  36,438       38,796     $    0.94

Dilutive stock options outstanding..                  1,124        (0.03)                        2,040        (0.05)
                                      ---------     -------     --------        ---------      -------     --------

DILUTED NET INCOME PER SHARE:
Net income..........................  $  43,452      40,957     $    1.06       $  36,438       40,836     $    0.89
                                      =========     =======     =========       =========       ======     =========


Anti-dilutive stock options excluded from the above calculations totaled 145,467 and 102,654 for the three and six months ended July 1, 2006, and 21,680 and 39,707 in the three and six months ended June 25, 2005.

NOTE 6 - GIFT CARDS:

The Company has a gift card program and, additionally, issues merchandise return cards for certain return transactions. The gift cards do not expire and the merchandise return cards expire after one year. As such, the Company recognizes a benefit when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as "breakage") and (iii) upon expiration of the unredeemed merchandise returns cards. The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. Any benefit associated with an unredeemed merchandise return card is recognized upon expiration (one year after issuance). The Company recognized a benefit of $1.3 million and $1.4 million in the three and six months ended July 1, 2006, respectively. Of the $1.3 million recognized in the second quarter of fiscal 2006, $1.2 million (or $0.02 per diluted share, after tax) was due to a modification of the redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general, and administrative expenses. This benefit is reflected as a reduction of other accrued expenses in the accompanying balance sheet.

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

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the income statement (that is, gross versus net presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company's consolidated financial statements as the Company's policy is to exclude all such taxes from revenue.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is evaluating FIN 48 and does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three- and six-month periods ended July 1, 2006 and June 25, 2005 and significant developments affecting its financial condition since the end of the fiscal year ended December 31, 2005, and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

As with any business, all phases of the Company's operations are subject to influences outside its control. The information in this Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements regarding estimated results of operations in future periods. These forward-looking statements are subject to the safe harbor provisions of the Act, and may be affected by certain risks and uncertainties, any one, or a combination, of which could materially affect the results of the Company's operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve the Company's management information systems and the seasonality of the Company's business. We discuss in greater detail risk factors relating to the Company in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Forward-looking statements made by or on behalf of the Company are based on our knowledge of the Company's business and the environment in which it operates, but because of the factors listed above, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

FISCAL THREE MONTHS (SECOND QUARTER) AND SIX MONTHS ENDED JULY 1, 2006 AND JUNE 25, 2005

Net sales increased 16.6% to $714.9 million for the second quarter of 2006 from $613.2 million for the second quarter of 2005. Net sales increased 19.2% to $1,180.5 million for the first six months of fiscal 2006 from $990.4 million for the first six months of fiscal 2005. The net sales increase resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 0.5% and 1.8% for the second quarter and first six months, respectively. The Company's same-store sales improvements were strongest in the clothing/footwear and livestock/pet categories, but were largely offset by lower than expected performance in seasonal power equipment and generators. The Company opened 17 new stores during the second quarter and 46 stores during the first six months of fiscal 2006, compared to 19 and 32 stores opened during the second quarter and first six months of 2005, respectively. The Company also relocated six and 11 stores in the second quarter and first six months of 2006, respectively, compared to two and four store relocations during the second quarter and first six months of 2005, respectively. The Company operated 641 stores at July 1, 2006 as compared to 547 stores at June 25, 2005.

The following chart indicates the average percentage of sales represented by each of the Company's major product categories during the second quarter and first six months of fiscal 2006 and 2005:


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        ------------------------           -------------------
                                                        JULY 1,        JUNE 25,           JULY 1,        JUNE 25,
                                                           2006            2005              2006           2005
                                                        --------        --------           --------       ------
Equine, Pet and Animal                                     30%             29%                32%            32%
Seasonal Products                                          28              29                 24             25
Hardware and Tools                                         15              15                 16             17
Truck/Trailer/Tow/Lube                                     12              12                 12             12
Maintenance products for agriculture and rural use         10              10                  9              8
Clothing and Footwear                                       5               5                  7              6
                                                          -----           -----             ------         ----
Total                                                     100%            100%               100%           100%
                                                          ====            ====               ====           ====

Gross profit for the second quarter and the first six months of fiscal 2006 was $227.4 million and $369.8 million, respectively. This represents an increase of 19.8% and 22.5%, respectively, over the comparable periods of the prior year. Gross profit, as a percent of sales, was 31.8% for the second quarter of fiscal 2006 compared to 30.9% for the comparable period in fiscal 2005. For the first six months of 2005, the gross profit rate was 31.3% compared to 30.5% for the comparable period in fiscal 2005. The improvement in gross profit results from more favorable product mix and improved product sourcing and reductions in inventory shrinkage. These gains were partially offset by higher transportation costs.

As a percent of net sales, selling, general and administrative ("SG&A") expenses increased 30 basis points to 20.7% of sales in the second quarter of fiscal 2006 from 20.4% of sales in the second quarter of fiscal 2005. SG&A expenses increased 60 basis points to 23.6% of sales in the first six months of fiscal 2006 from 23.0% of sales in the first six months of fiscal 2005. This increase was due to a loss in leverage related primarily to occupancy costs (primarily rent, depreciation and utilities) and the recognition of $2.6 million and $4.5 million for the second quarter and first six months of 2006, respectively, in compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment." These cost increases were partially offset by income of approximately $1.3 million associated with estimated gift card breakage, as a result of a change in the Company's assumptions for gift card redemption.

The Company has a gift card program and, additionally, issues merchandise return cards for certain return transactions. The gift cards do not expire and the merchandise return cards expire after one year. As such, the Company recognizes a benefit when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as "breakage") and (iii) upon expiration of the unredeemed merchandise returns cards. The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. Any benefit associated with an unredeemed merchandise return card is recognized upon expiration (one year after issuance). The Company recognized a benefit of $1.3 million and $1.4 million in the three and six months ended July 1, 2006, respectively. Of the $1.3 million recognized in the second quarter of fiscal 2006, $1.2 million (or $0.02 per diluted share, after tax) was due to a modification of the redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general, and administrative expenses. This benefit is reflected as a reduction of other accrued expenses in the accompanying balance sheet.

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

For the three and six months ended July 1, 2006, the adoption of SFAS 123(R)'s fair value method resulted in additional compensation expense (a component of selling and general and administrative expenses) related to the Company's stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25. For the three and six months ended July 1, 2006, this share-based compensation lowered pre-tax earnings by $2.6 million and $4.5 million, lowered net income by $1.6 million and $2.7 million, and lowered basic and diluted earnings per share by $0.04 and $0.07, respectively. As of July 1, 2006, total unrecognized compensation expense related to non-vested stock options is $19,975,000 with a weighted average expense recognition period of 2.7 years. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to adoption of SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Depreciation and amortization expense increased 20 basis points to 1.5% of sales in the second quarter of fiscal 2006 from 1.3% in the second quarter of fiscal 2005. As a percent of sales, depreciation and amortization expense increased 10 basis points to 1.7% in the first six months of fiscal 2006 from 1.6% in the first six months of fiscal 2005. The increases were related directly to capital expenditures for new store growth and additional distribution capacity.

Net interest expense was $0.6 million and $1.6 million for the second quarter and first six months of fiscal 2006, respectively, compared to $0.2 million and $0.9 million, respectively, for the second quarter and first six months of fiscal 2005. Increases in interest expense reflect additional borrowings for the seasonal build-up of inventory, an increased borrowing rate over last year, and interest expense related to a settlement of certain tax audits.

The Company's effective tax rate increased to 37.1% in both the second quarter and first six months of fiscal 2006 compared with 36.3% in both the second quarter and first six months of fiscal 2005, primarily due to permanent tax differences relating to the stock option expense.

As a result of the foregoing factors, net income for the second quarter and first six months of fiscal 2006 increased $7.1 million and $7.1 million, respectively, to $42.9 million and $43.5 million from $35.8 million and $36.4 million in the second quarter and first six months of fiscal 2005, respectively. Net income, as a percent of sales, increased 20 basis points to 6.0% for the second quarter of 2006 compared to 5.8% in the second quarter of 2005. For the first six months, net income remained consistent at 3.7% of sales compared to the first six months of 2005. Net income per diluted share increased to $1.05 and $1.06 for the second quarter and the first six months of fiscal 2006, respectively, from $0.87 and $0.89 for the second quarter and the first six months of fiscal 2005, respectively.

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

At July 1, 2006, the Company had working capital of $275.6 million, a $34.9 million increase from December 31, 2005. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                      JULY 1,        DEC. 31,
                                                       2006            2005         VARIANCE
                                                     --------        --------       --------
Current assets:
  Cash and cash equivalents...................       $   43.3        $   21.2       $   22.1
  Inventories.................................          573.3           460.8          112.5
  Prepaid expenses and other current assets...           39.1            38.4            0.7
  Other, net..................................           14.1            11.0            3.1
                                                     --------        --------       --------
                                                        669.8           531.4          138.4
                                                     --------        --------       --------
Current liabilities:
  Accounts payable............................          265.9           185.4           80.5
  Accrued expenses............................          105.2           102.8            2.4
  Income tax currently payable................           21.7             1.4           20.3
  Other, net..................................            1.4             1.1            0.3
                                                     --------        --------       --------
                                                        394.2           290.7          103.5
                                                     --------        --------       --------
Working capital...............................       $  275.6        $  240.7       $   34.9
                                                     ========        ========       ========

Operations provided net cash of $58.4 million and $89.0 million in the first six months of 2006 and 2005, respectively. The $30.6 million decrease in net cash provided 2006 over 2005 is primarily due to changes in the following operating activities (in millions):

                                                      FOR THE FISCAL SIX MONTHS
                                                                ENDED
                                                      JULY 1,        JUNE 25,
                                                       2006            2005         VARIANCE
                                                     --------       -----------     --------
Net income....................................       $   43.5        $   36.4       $    7.1
Tax benefit of stock options exercised........            --              7.3           (7.3)
Inventories and accounts payable..............          (32.0)           16.9          (48.9)
Prepaid expenses and other current assets.....            1.7            (1.1)           2.8
Accrued expenses..............................            2.6             0.5            2.1
Income taxes currently payable................           20.3            11.2            9.1
Other, net....................................           22.3            17.8            4.5
                                                     --------        --------       --------
  Net cash provided by operations.............       $   58.4        $   89.0       $  (30.6)
                                                     ========        ========       ========


The decrease in net cash provided by operations in the first six months of 2006 compared with the first six months of 2005 was primarily due to the growth in inventory levels, partially offset by the timing of payments. The increase in inventories and related increase in accounts payable resulted primarily from the purchase of inventory for new stores (which are typically larger than the historical store formats) and the addition of inventory due to a new (larger) distribution center in Waverly, Nebraska. The Company has also increased inventory levels in many stores as the result of certain merchandising initiatives as well as to achieve a better overall in-stock position at the store level. As a result of the above factors and softer than anticipated sales in the second quarter, inventory turns declined from the prior year period. Slower inventory turns have resulted in a decline in financed inventory from approximately 52% to 45%. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. The increase in accrued expenses was primarily due to the timing of the accruals and the related payment of those accruals in their respective periods.

Investing activities used $40.8 million and $24.2 million in the first six months of 2006 and 2005, respectively. The majority of this cash requirement relates to the Company's capital expenditures.

Capital expenditures (including equipment acquired under capital lease) for the first six months of fiscal 2006 and 2005 were as follows (in millions):


                                                                    FOR THE FISCAL SIX MONTHS
                                                                               ENDED
                                                                    JULY 1,           JUNE 25,
                                                                      2006              2005
                                                                   ---------        --------
New/relocated stores and stores not yet opened..............       $   30.8         $   17.8
Existing stores (including store level technology)..........            8.5              1.3
Distribution center capacity and improvements...............            1.5              5.5
Information technology......................................            1.9              1.6
Corporate and other.........................................            0.1              1.2
                                                                   --------         --------
                                                                   $   42.8         $   27.4
                                                                   ========         ========


The above table reflects 57 new/relocated stores in the first six months of 2006, compared to 36 during the six months of 2005.

Financing activities provided $4.5 million in the first six months of fiscal 2006 and used $27.3 million in the first six months of fiscal 2005, largely due to increased borrowings resulting from higher inventory levels, additional pre-opening costs (including capital expenditures) and decreased cash flow from operations, partially offset by proceeds received from the issuance of common stock received upon exercise of stock options and purchases under the employee stock purchase plan. The Company had approximately $134.9 million and $140.3 million available for future borrowings, net of outstanding letters of credit, under its revolving credit agreement at July 1, 2006 and June 25, 2005, respectively.

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

The Company had outstanding letters of credit of $20.1 million and $14.7 million at July 1, 2006 and June 25, 2005, respectively.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of the Company's financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

     -    Inventory valuation                -    Self insurance
     -    Sales returns                      -    Sales tax reserve
     -    Share-based payments


The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. See Notes 1 and 15 to the Notes to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of the Company's critical accounting policies. As a result of the required adoption of SFAS 123(R) in the current year, we have determined that the accounting for share-based payments represents a critical accounting policy. See the disclosure of the Company's adoption and related key assumptions in Note 4 to the accompanying notes to consolidated financial statements. As a result of current conditions within the sales tax environment, the Company has determined that its sales tax reserve is an area involving critical management judgments and estimates. For a further discussion see Note 15 to the Notes to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (8.00% and 6.00% at July 1, 2006 and June 25, 2005, respectively) or LIBOR (6.10% and 4.05% at July 1, 2006 and June 25, 2005, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at July 1, 2006 and June 25, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. See Note 4 of Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion regarding the Credit Agreement.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials continue to increase, consumer demand may fall and/or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company's strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross margin.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of July 1, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of July 1, 2006, for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the Commission's rules and forms. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders was held on May 4, 2006 at the Company's corporate headquarters in Nashville, Tennessee.

(b) The stockholders elected, for a one-year term, the directors set forth below.

(c)      The stockholders voted on the following matters at the Annual Meeting:

         1. Upon the stockholders' approval of the amendment to the Company's Certificate of Incorporation, the election of ten directors for a one-year term ending at the 2007 Annual Meeting of Stockholders:

             NOMINEES FOR DIRECTORS             FOR            WITHHELD
             ----------------------             ---            --------
             Joseph H. Scarlett, Jr.        36,842,652          962,856
             James F. Wright                36,838,941          966,567
             Jack Bingleman                 37,540,756          264,752
             S.P. Braud                     36,794,780        1,010,728
             Cynthia T. Jamison             37,412,520          392,988
             Gerard E. Jones                37,473,495          332,013
             Joseph D. Maxwell              36,289,280        1,516,228
             Edna K. Morris                 37,426,033          379,475
             Sam K. Reed                    36,080,968        1,724,540
             Joe M. Rodgers                 36,657,679        1,147,829

         2. Approval of the 2006 Stock Incentive Plan.

                     FOR           AGAINST         ABSTAIN       NON-VOTES
                     ---           -------         -------       ---------

                  28,768,962        4,785,191       164,226       4,093,110

         3. Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 30, 2006.

                      FOR           AGAINST         ABSTAIN       NON-VOTES
                      ---           -------         -------       ---------

                  37,705,388        19,090          81,030           5,981


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

                                         TRACTOR SUPPLY COMPANY

Date:  AUGUST  10, 2006         By:  /S/ ANTHONY F. CRUDELE
       ----------------            ---------------------------------------------
                                      Anthony F. Crudele
                                         Senior Vice President - Chief Financial
                                         Officer and Treasurer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)