Form 10-Q
period 2006-09-30
TRACTOR SUPPLY CO /DE/
filed 2006-11-09
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                    ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to __________________

                        Commission file number 000-23314

                             TRACTOR SUPPLY COMPANY
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              13-3139732
            --------                                              ----------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 200 Powell Place, Brentwood, Tennessee                             37027
 --------------------------------------                             -----
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

   Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES      NO  X
                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                                Outstanding at October 28, 2006
-----------------------------                    -------------------------------
Common Stock, $.008 par value                               40,252,955

                             TRACTOR SUPPLY COMPANY

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information:

   Item 1.   Financial Statements:

             Consolidated Balance Sheets -
                September 30, 2006 and December 31, 2005.............          3

             Consolidated Statements of Income -
                For the Fiscal Three and Nine Months Ended
                September 30, 2006 and September 24, 2005............          4

             Consolidated Statements of Cash Flows -
                For the Fiscal Nine Months Ended
                September 30, 2006 and September 24, 2005............          5

             Notes to Unaudited Consolidated Financial Statements....       6-11

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................      12-17

   Item 3.   Quantitative and Qualitative Disclosures About Market
                Risk.................................................         17

   Item 4.   Controls and Procedures.................................         18

Part II. Other Information:

   Item 1.   Legal Proceedings.......................................         19

   Item 1A.  Risk Factors............................................         19

   Item 2.   Unregistered Sales of Equity Securities and Use of
                Proceeds.............................................         19

   Item 3.   Default upon Senior Securities..........................         19

   Item 4.   Submission of Matters to a Vote of Security Holders.....         19

   Item 5.   Other Information.......................................         19

   Item 6.   Exhibits................................................         19

   Signature ........................................................         19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             TRACTOR SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         SEPT. 30,     DEC. 31,
                                                                                            2006         2005
                                                                                        -----------   ---------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents.........................................................    $  26,180    $  21,203
   Inventories.......................................................................      605,716      460,751
   Prepaid expenses and other current assets.........................................       36,700       38,380
   Deferred income taxes.............................................................        8,022       11,079
                                                                                         ---------    ---------
         Total current assets........................................................      676,618      531,413
                                                                                         ---------    ---------
Property and equipment:
   Land..............................................................................       20,026       17,319
   Buildings and improvements........................................................      239,986      223,585
   Furniture, fixtures and equipment.................................................      140,649      115,784
   Computer software and hardware....................................................       36,018       32,311
   Construction in progress..........................................................       11,469        9,842
                                                                                         ---------    ---------
                                                                                           448,148      398,841
   Accumulated depreciation and amortization.........................................     (164,286)    (140,366)
                                                                                         ---------    ---------
      Property and equipment, net....................................................      283,862      258,475
Goodwill.............................................................................       10,412       12,436
Deferred income taxes................................................................       10,665        7,530
Other assets.........................................................................        6,707        4,941
                                                                                         ---------    ---------
         Total assets................................................................    $ 988,264    $ 814,795
                                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................    $ 241,673    $ 185,397
   Other accrued expenses............................................................      104,855      102,814
   Current portion of capital lease obligations......................................        1,271        1,049
   Income taxes currently payable....................................................        1,044        1,421
                                                                                         ---------    ---------
         Total current liabilities...................................................      348,843      290,681
                                                                                         ---------    ---------
Revolving credit loan................................................................       31,105        8,212
Capital lease obligations, less current maturities...................................        2,688        2,527
Straight line rent liability.........................................................       22,567       18,502
Other long-term liabilities..........................................................       18,038       17,175
                                                                                         ---------    ---------
         Total liabilities...........................................................      423,241      337,097
                                                                                         ---------    ---------
Stockholders' equity:
   Preferred stock, 40,000 shares authorized; $1.00 par value; no shares issued......           --           --
   Common stock, 100,000 shares authorized; $0.008 par value; 40,233,325 and
   39,433,449 shares issued and outstanding in 2006 and 2005 respectively............          322          315
Additional paid-in capital...........................................................      124,894       99,047
Other comprehensive loss.............................................................          (51)         (11)
Retained earnings....................................................................      439,858      378,347
                                                                                         ---------    ---------
         Total stockholders' equity..................................................      565,023      447,698
                                                                                         ---------    ---------
         Total liabilities and stockholders' equity..................................    $ 988,264    $ 814,795
                                                                                         =========    =========

         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE FISCAL          FOR THE FISCAL
                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  ---------------------   -----------------------
                                                  SEPT. 30,   SEPT. 24,    SEPT. 30,    SEPT. 24,
                                                     2006        2005        2006         2005
                                                  ---------   ---------   ----------   ----------
                                                       (UNAUDITED)              (UNAUDITED)
Net sales .....................................    $559,222    $479,607   $1,739,714   $1,470,045
Cost of sales .................................     382,882     332,702    1,193,618    1,021,313
                                                   --------    --------   ----------   ----------
   Gross profit ...............................     176,340     146,905      546,096      448,732
Selling, general and administrative expenses        136,520     109,073      415,400      337,131
Depreciation and amortization .................      10,717       8,893       30,920       24,604
                                                   --------    --------   ----------   ----------
   Income from operations .....................      29,103      28,939       99,776       86,997
Interest expense, net .........................         385         189        1,939        1,090
                                                   --------    --------   ----------   ----------
   Income before income taxes .................      28,718      28,750       97,837       85,907
Income tax expense ............................      10,659      10,421       36,326       31,140
                                                   --------    --------   ----------   ----------
Net income ....................................    $ 18,059    $ 18,329   $   61,511   $   54,767
                                                   ========    ========   ==========   ==========
Net income per share - basic ..................    $   0.45    $   0.47   $     1.54   $     1.41
                                                   ========    ========   ==========   ==========
Net income per share - diluted ................    $   0.44    $   0.45   $     1.50   $     1.34
                                                   ========    ========   ==========   ==========

         The accompanying notes are an integral part of this statement.

                             TRACTOR SUPPLY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE FISCAL
                                                                                         NINE MONTHS ENDED
                                                                                       ---------------------
                                                                                       SEPT. 30,   SEPT. 24,
                                                                                          2006        2005
                                                                                       ---------   --------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
Net income .........................................................................   $  61,511   $  54,767
Tax benefit of stock options exercised .............................................          --      10,355
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...................................................      30,920      24,604
   Gain on sale of property and equipment ..........................................        (190)       (580)
   Stock compensation expense ......................................................       6,843          --
   Deferred income taxes ...........................................................         (78)    (12,117)
   Change in assets and liabilities:
      Inventories ..................................................................    (144,965)   (101,899)
      Prepaid expenses and other current assets ....................................         968      (8,436)
      Accounts payable .............................................................      56,276      76,622
      Accrued expenses .............................................................       1,837       1,692
      Income taxes currently payable ...............................................        (377)        664
      Other ........................................................................       6,512       7,622
                                                                                       ---------   ---------
Net cash provided by operating activities ..........................................      19,257      53,294
                                                                                       ---------   ---------
Cash flows from investing activities:
   Capital expenditures ............................................................     (58,513)    (53,163)
   Proceeds from sale of property and equipment ....................................       5,071       2,372
   Other ...........................................................................        (746)         --
                                                                                       ---------   ---------
Net cash used in investing activities ..............................................     (54,188)    (50,791)
                                                                                       ---------   ---------
Cash flows from financing activities:
   Borrowings under revolving credit agreement .....................................     301,114     255,172
   Repayments under revolving credit agreement .....................................    (278,221)   (267,451)
   Tax benefit of stock options exercised ..........................................       9,002          --
   Principal payments under capital lease obligations ..............................        (933)       (818)
   Net proceeds from issuance of common stock ......................................       8,946       7,312
                                                                                       ---------   ---------
Net cash provided by (used in) financing activities ................................      39,908      (5,785)
                                                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents ...............................       4,977      (3,282)
Cash and cash equivalents at beginning of period ...................................      21,203      28,941
                                                                                       ---------   ---------
Cash and cash equivalents at end of period .........................................   $  26,180   $  25,659
                                                                                       =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest ........................................................................   $   2,169   $   1,149
   Income taxes ....................................................................      26,672      33,126
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Equipment acquired through capital leases .......................................       1,461       1,250

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

NOTE 2 - INVENTORIES:

The value of the Company's inventories was determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $17,537,000 and $14,168,000 higher than reported at September 30, 2006 and December 31, 2005, respectively.

During the third quarter, the Company refined its method of estimating the freight cost component of inventory based on changes in its business and operating environment which included a change in mix of goods, increased import activity and rapidly increasing fuel costs. This refinement provides a more appropriate matching of freight cost incurred with inventory and cost of sales. The change in estimate increased the inventory value and reduced cost of sales by approximately $3.2 million, or $.05 per diluted share, for the three and nine months ended September 30, 2006.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS:

For the nine months ended September 30, 2006, the Company reduced goodwill by $2.0 million resulting from the determination that this amount related to acquired intangible assets, primarily the trade name of DEL'S FARM SUPPLY. The intangible assets are included in other assets in the accompanying consolidated balance sheets. During the current year, a final evaluation of the intangible assets was obtained and the Company increased the value assigned to the intangible assets based on the evaluation. The weighted average estimated life of the intangible assets is approximately 18.2 years. The Company recognized $0.4 million in amortization expense related to intangible assets during the nine months ended September 30, 2006.

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

For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R)'s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) related to the Company's stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25 (as defined below). For the three and nine months ended September 30, 2006, this share-based compensation lowered pre-tax earnings by $2.4 million and $6.8 million, lowered net income by $1.5 million and $4.3 million, and lowered basic and diluted earnings per share by $0.04 and $0.10, respectively. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as required prior to adoption of SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock plans in all periods presented (in thousands). For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants.

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 24, 2005   SEPTEMBER 24, 2005
                                                          ------------------   ------------------
Net income - as reported ..............................        $18,329              $54,767
Pro forma compensation expense, net of income taxes ...           (981)              (2,982)
                                                               -------              -------
Net income- pro forma .................................        $17,348              $51,785
                                                               =======              =======
Net income per share - basic:
   As reported ........................................        $  0.47              $  1.41
   Pro forma ..........................................        $  0.44              $  1.33
Net income per share - diluted:
   As reported ........................................        $  0.45              $  1.34
   Pro forma ..........................................        $  0.42              $  1.27

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures at the time of valuation and reduce the pro-forma expense ratably over the period.

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

Under the terms of the 2006 Stock Incentive Plan, a maximum of 2,750,000 shares are available for grant as stock options or other awards. At September 30, 2006, the Company had 2,731,520 shares available for future equity awards under the Company's 2006 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the nine months ended September 30, 2006 and September 24, 2005 and a summary of the methodology applied to develop each assumption are as follows:

                                                NINE MONTHS ENDED
                                              ---------------------
                                              SEPT. 30,   SEPT. 24,
                                                 2006        2005
                                              ---------   ---------
Expected price volatility..................     47.5%       47.8%
Risk-free interest rate....................      4.6%        3.9%
Weighted average expected lives in years...      7.3         7.1
Forfeiture rate............................      8.0%       22.1%
Dividend yield.............................      0.0%        0.0%

     EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. Prior to the third quarter of fiscal 2006, the Company calculated weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Beginning in the third quarter of 2006, the Company calculated daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

     RISK-FREE INTEREST RATE -- This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

     WEIGHTED AVERAGE EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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

The Company issues new shares for restricted shares and when options are exercised. A summary of stock option activity since the Company's most recent fiscal year-end is as follows:

                                                               WEIGHTED
                                                   WEIGHTED     AVERAGE       AGGREGATE
                                                    AVERAGE    REMAINING      INTRINSIC
                                                   EXERCISE   CONTRACTUAL       VALUE
                                        OPTIONS     PRICE         TERM      (IN THOUSANDS)
                                       ---------   --------   -----------   --------------
Outstanding December 31, 2005 ......   2,773,278    $18.30
   Granted .........................     493,980     61.32
   Exercised .......................    (772,986)     9.80
   Cancelled .......................     (63,534)    42.38
                                       ---------    ------
Outstanding September 30, 2006 .....   2,430,738    $29.04        6.4           $54,334
                                       =========    ======
Vested or expected to vest at
   September 30, 2006 ..............   2,286,122    $28.14        6.7           $75,986

Exercisable at September 30, 2006...   1,426,141    $14.62        5.0           $48,806

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on September 30, 2006 and the option exercise price, multiplied by the number of in-the-money options as of September 30, 2006. As of September 30, 2006, total unrecognized compensation expense related to non-vested stock options is $17,914,000 with a weighted average expense recognition period of 2.5 years.

Other information relative to option activity during the nine months ended September 30, 2006 and September 24, 2005 is as follows (in thousands, except per share amounts):

                                                      SEPT. 30,   SEPT. 24,
                                                         2006       2005
                                                      ---------   ---------
Weighted average grant date fair value of
   stock options granted...........................    $ 34.32     $ 20.15
Total fair value of stock options vested...........    $ 5,417     $ 7,602
Total intrinsic value of stock options exercised...    $36,005     $37,844

RESTRICTED STOCK - The Company has issued 2,480 restricted shares under the 2006 Stock Incentive Plan. The shares vest over a one-year term. The status of the Company's non-vested shares as of September 30, 2006 is presented below:

                                               GRANT DATE
NON-VESTED SHARES                     SHARES   FAIR VALUE
-----------------------------------   ------   ----------
Non-vested at December 31, 2005....       --     $   --
Granted............................    2,480      64.45
Vested.............................       --         --
Forfeited..........................       --         --
                                       -----     ------
Non-vested at September 30, 2006...    2,480     $64.45
                                       =====     ======

EMPLOYEE STOCK PURCHASE PLAN - The Company has adopted an Employee Stock Purchase Plan (the "ESPP") whereby eligible employees of the Company have the opportunity to purchase, through payroll deductions, shares of common stock of the Company at a 15% discount. Pursuant to the terms of the ESPP, the Company issued 8,389 shares during the third quarter of fiscal 2006. The total cost to the Company related to the ESPP, including the compensation expense calculation under SFAS 123(R), was approximately $90,000 and $319,000 during the three and nine months ended September 30, 2006, respectively. At September 30, 2006, 3,357,521 shares of common stock were reserved for future issuance under the ESPP.

There were no significant modifications to the Company's share-based compensation plans during the nine months ended September 30, 2006 (provided that, as noted above, the Company adopted its 2006 Stock Incentive Plan in replacement of its 2000 Stock Incentive Plan, effective May 4, 2006).

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

Net income per share is calculated as follows (in thousands, except per share amounts):

                                             THREE MONTHS ENDED            THREE MONTHS ENDED
                                             SEPTEMBER 30, 2006            SEPTEMBER 24, 2005
                                       ----------------------------   -----------------------------
                                                          PER SHARE                      PER SHARE
                                        INCOME   SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                                       -------   ------   ---------   -------   ------   ---------
BASIC NET INCOME PER SHARE:
Net income..........................   $18,059   40,135    $ 0.45     $18,329   39,236    $ 0.47

Dilutive stock options outstanding..                953     (0.01)               1,798     (0.02)
                                       -------   ------    ------     -------   ------    ------
DILUTED NET INCOME PER SHARE:
Net income..........................   $18,059   41,088    $ 0.44     $18,329   41,034    $ 0.45
                                       =======   ======    =======    =======   ======    ======

                                             NINE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30, 2006            SEPTEMBER 24, 2005
                                       ----------------------------   ----------------------------
                                                          PER SHARE                      PER SHARE
                                        INCOME   SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                                       -------   ------   ---------   -------   ------   ---------
BASIC NET INCOME PER SHARE:
Net income..........................   $61,511   39,933    $ 1.54     $54,767   38,942    $ 1.41

Dilutive stock options outstanding..              1,132     (0.04)               1,960     (0.07)
                                       -------   ------    ------     -------   ------    ------
DILUTED NET INCOME PER SHARE:
Net income..........................   $61,511   41,065    $ 1.50     $54,767   40,902    $ 1.34
                                       =======   ======    =======    =======   ======    ======

NOTE 6 - GIFT CARDS:

The Company has a gift card program and, additionally, issues merchandise return cards for certain return transactions. The gift cards do not expire and the merchandise return cards expire after one year. As such, the Company recognizes a benefit when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as "breakage") or (iii) upon expiration of the unredeemed merchandise returns cards. The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. Any benefit associated with an unredeemed merchandise return card is recognized upon expiration (one year after issuance). The Company recognized a benefit of $0.6 million and $1.9 million in the three and nine months ended September 30, 2006, respectively. Of the $1.9 million recognized in the nine months ended September 30, 2006, $1.7 million (or $0.03 per diluted share) was due to a modification of the redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general, and administrative expenses and is reflected as a reduction of other accrued expenses in the accompanying balance sheet.

NOTE 7 - CONTINGENCIES:

LITIGATION

The Company is involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on the Company's consolidated financial position or results of operations. Any estimated loss related to such matters has been provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal year 2008 for the Company), and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describe certain factors affecting Tractor Supply Company (the "Company"), its results of operations for the fiscal three-month and nine-month periods ended September 30, 2006 and September 24, 2005 and significant developments affecting its financial condition since the end of the fiscal year, December 31, 2005, and should be read in conjunction with the Company's Annual Report on Form 10-K. The following discussion and analysis also contain certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the Company's business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company has identified herein and in the Company's other filings with the Securities and Exchange Commission certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

Fiscal Three Months (Third Quarter) and Nine Months Ended September 30, 2006 and September 24, 2005

Net sales increased 16.6% to $559.2 million for the third quarter of 2006 from $479.6 million for the third quarter of 2005. Net sales increased 18.3% to $1,739.7 million for the first nine months of fiscal 2006 from $1,470.0 million for the first nine months of fiscal 2005.

The net sales increase for the third quarter and nine months ended September 30, 2006 resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 2.4% and 2.0%, respectively. The Company's same-store sales improvements were strongest in the clothing/footwear and equine/pet/animal categories, but were partially offset by lower than expected performance in seasonal power equipment and generators. A summary of store openings, relocations and closings is as follows:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                  ---------------------   ---------------------
                                  SEPT. 30,   SEPT. 24,   SEPT. 30,   SEPT. 24,
                                     2006        2005        2006        2005
                                  ---------   ---------   ---------   ---------
Beginning of period............      641         547         595         515
Opened.........................       18          15          64          47
Closed.........................       (1)         --          (1)         --
                                     ---         ---         ---         ---
End of period..................      658         562         658         562
                                     ===         ===         ===         ===
Relocations....................        4           8          15          12

The following table indicates the percentage of sales represented by each of the Company's major product categories during the third quarter and first nine months of fiscal 2006 and 2005:

                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                  ---------------------   ---------------------
                                  SEPT. 30,   SEPT. 24,   SEPT. 30,   SEPT. 24,
                                     2006       2005         2006        2005
                                  ---------   ---------   ---------   ---------
Equine, Pet and Animal.........       34%         32%         33%         32%
Seasonal Products..............       21          22          23          24
Hardware and Tools.............       17          18          17          17
Truck/Trailer/Tow/Lube.........       13          14          12          12
Maintenance products for
   agriculture and rural use...        8           8           8           9
Clothing and Footwear..........        7           6           7           6
                                     ---         ---         ---         ---
Total..........................      100%        100%        100%        100%
                                     ===         ===         ===         ===

Gross profit for the third quarter and the first nine months of fiscal 2006 was $176.3 million and $546.1 million, respectively. This represents an increase of 20.0% and 21.7%, respectively, over the comparable periods of the prior year. This increase is primarily attributable to the increase in sales described above. Gross profit, as a percent of sales, was 31.5% for the third quarter of fiscal 2006, compared to 30.6% for the comparable period in fiscal 2005. For the first nine months of 2006, the gross profit rate was 31.4%, compared to 30.5% for the comparable period in fiscal 2005. This improvement in the gross profit rate reflects a more favorable product mix, increased importing, and improvement in inventory shrinkage, offset partially by higher freight costs.

During the third quarter, the Company refined its method of estimating the freight cost component of inventory based on changes in its business and operating environment which included a change in mix of goods, increased import activity and rapidly increasing fuel costs. This refinement provides a more appropriate matching of freight cost incurred with inventory and cost of sales. The change in estimate increased the inventory value and reduced cost of sales by approximately $3.2 million, or $.05 per share, for the three and nine months ended September 30, 2006.

As a percent of net sales, selling, general and administrative ("SG&A") expenses increased 170 basis points to 24.4% of sales in the third quarter of fiscal 2006 from 22.7% of sales in the third quarter of fiscal 2005. SG&A expenses increased 100 basis points to 23.9% of sales in the first nine months of fiscal 2006 from 22.9% of sales in the first nine months of fiscal 2005. The loss in leverage relates primarily to continued expansion of the store base and resulting higher personnel and occupancy costs. Additionally, the Company recognized approximately $2.4 million and $6.8 million of stock compensation expense for the third quarter and first nine months of 2006, respectively.

The Company has a gift card program and, additionally, issues merchandise return cards for certain return transactions. The gift cards do not expire and the merchandise return cards expire after one year. As such, the Company recognizes a benefit when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as "breakage") or (iii) upon expiration of the unredeemed merchandise returns cards. The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. Any benefit associated with an unredeemed merchandise return card is recognized upon expiration (one year after issuance). The Company recognized a benefit of $0.6 million and $1.9 million in the three and nine months ended September 30, 2006, respectively. Of the $1.9 million recognized in the nine months ended September 30, 2006, $1.7 million (or $0.03 per diluted share) was due to a modification of the redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general, and administrative expenses and is reflected as a reduction of other accrued expenses in the accompanying balance sheet.

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

For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R)'s fair value method resulted in additional compensation expense (a component of selling and general and administrative expenses) related to the Company's stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25. For the three and nine months ended September 30, 2006, this share-based compensation lowered pre-tax earnings by $2.4 million and $6.8 million, lowered net income by $1.5 million and $4.3 million, and lowered basic and diluted earnings per share by $0.04 and $0.10, respectively. As of September 30, 2006, total unrecognized compensation expense related to non-vested stock options is $17.9 million with a weighted average expense recognition period of 2.5 years. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to adoption of SFAS 123(R). The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Depreciation and amortization expense in the third quarter of 2006 remained consistent at 1.9% of sales compared to the third quarter of 2005. Depreciation and amortization expense increased 10 basis points to 1.8% of sales in the first nine months of fiscal 2006 compared to the prior year due mainly to costs associated with new and relocated stores and investment in additional distribution center capacity.

Net interest expense was $0.4 and $1.9 million for the third quarter and first nine months of fiscal 2006, respectively, compared to $0.2 million and $1.1 million, respectively, for the third quarter and first nine months of fiscal 2005. The Company's financing activities and liquidity are discussed in the LIQUIDITY AND CAPITAL RESOURCES section below.

The Company's effective tax rate increased to 37.1% in both the third quarter and first nine months of fiscal 2006 compared with 36.2% in both the third quarter and first nine months of fiscal 2005, respectively, primarily due to permanent tax differences relating to stock compensation expense.

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

At September 30, 2006, the Company had working capital of $327.8 million, an $87.1 million increase from December 31, 2005. This increase is primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                     SEPT. 30,    DEC. 31,
                                                        2006        2005     CHANGE
                                                     ---------   ---------   ------
Current assets:
   Cash and cash equivalents .....................     $ 26.2      $ 21.2    $  5.0
   Inventories ...................................      605.7       460.8     144.9
   Prepaid expenses and other current assets .....       36.7        38.4      (1.7)
   Other, net ....................................        8.0        11.0      (3.0)
                                                       ------      ------    ------
                                                        676.6       531.4     145.2
                                                       ------      ------    ------
Current liabilities:
   Accounts payable ..............................      241.7       185.4      56.3
   Accrued expenses ..............................      104.9       102.8       2.1
   Income taxes payable ..........................        1.0         1.4      (0.4)
   Current portion of capital lease obligations ..        1.2         1.1       0.1
                                                       ------      ------    ------
                                                        348.8       290.7      58.1
                                                       ------      ------    ------
Working capital ..................................     $327.8      $240.7    $ 87.1
                                                       ======      ======    ======

Operations provided net cash of $19.3 million and $53.3 million in the first nine months of fiscal 2006 and 2005, respectively. The $34.0 million decrease in net cash provided in fiscal 2006 over fiscal 2005 is primarily due to changes in the following operating activities (in millions):

                                                      FOR THE FISCAL NINE
                                                          MONTHS ENDED
                                                     ---------------------
                                                     SEPT. 30,   SEPT. 24,
                                                       2006        2005      CHANGE
                                                     ---------   ---------   ------
Net income .......................................    $ 61.5      $ 54.8     $  6.7
Tax benefit of stock options exercised ...........        --        10.4      (10.4)
Stock compensation expense .......................       6.8          --        6.8
Depreciation and amortization ....................      30.9        24.6        6.3
Deferred income taxes ............................        --       (12.1)      12.1
Inventories and accounts payable .................     (88.7)      (25.3)     (63.4)
Accrued expenses .................................       1.8         1.7        0.1
Other, net .......................................       7.0        (0.8)       7.8
                                                      ------      ------     ------
   Net cash provided by operations ...............    $ 19.3      $ 53.3     $(34.0)
                                                      ======      ======     ======

The decrease in net cash provided by operations in the first nine months of 2006 compared with the first nine months of 2005 was primarily due to the growth in inventory levels, partially offset by the timing of payments. The increase in inventories and related increase in accounts payable resulted primarily from the purchase of inventory for new stores (which are typically larger than the historical store formats) and the addition of inventory due to a new (larger) distribution center in Waverly, Nebraska. The Company has also increased inventory levels in many stores as the result of certain merchandising initiatives as well as to achieve a better overall in-stock position at the store level. The Company experienced a slight decrease in year-to-date inventory turns resulting in a decrease in financed inventory from approximately 45% to 39%. Trade credit arises from the Company's vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. The increase in accrued expenses was primarily due to the timing of the accruals and the related payment of those accruals in their respective periods.

Investing activities used $54.2 million and $50.8 million in the first nine months of fiscal 2006 and fiscal 2005, respectively. The majority of this cash requirement relates to the Company's capital expenditures. Capital expenditures (including equipment acquired under capital lease) for the first nine months of fiscal 2006 and 2005 were as follows (in millions):

                                                     2006    2005
                                                    -----   -----
New/relocated stores and stores not yet opened      $39.1   $28.1
Existing stores                                      16.3    11.4
Distribution center capacity and improvements         1.9    12.0
Information technology                                2.6     2.3
Corporate and other                                   0.1     0.6
                                                    -----   -----
                                                    $60.0   $54.4
                                                    =====   =====

The above table reflects 79 new/relocated stores in 2006, compared to 59 during the first nine months of 2005.

Financing activities provided $39.9 million and used $5.8 million in the first nine months of fiscal 2006 and fiscal 2005, respectively, largely due to increased borrowings resulting from higher inventory levels, new and relocated stores and decreased cash flow from operations, partially offset by proceeds received from the issuance of common stock received upon exercise of stock options and purchases under the employee stock purchase plan. The Company had approximately $96.0 million and $109.7 million available for future borrowings, net of outstanding letters of credit, under its revolving credit agreement at September 30, 2006 and September 24, 2005, respectively.

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

The Company had outstanding letters of credit of $27.9 million at September 30, 2006 and $25.3 at September 24, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its revolving credit agreement (the "Credit Agreement"). The Credit Agreement bears interest at either the bank's base rate (8.25% and 6.75% at September 30, 2006 and September 24, 2005, respectively) or LIBOR (6.08% and 4.55% at September 30, 2006 and September 24, 2005, respectively), plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on Company performance (0.75% at September 30, 2006 and September 24, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the Credit Agreement. See
Note 4 of Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for further discussion regarding the Credit Agreement.

Although the Company cannot accurately determine the precise effect of inflation on its operations, it believes its sales and results of operations have been affected by inflation. The Company is subject to market risk with respect to the pricing of certain products and services, which include, among other items, petroleum, steel, corn, soybean, and other commodities as well as transportation services. If prices of these materials and/or services continue to increase, consumer demand may fall and/or the Company may not be able to pass all such increases on to its customers and, as a result, sales and/or gross margins could decline. The Company's strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact the Company's gross margin.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of September 30, 2006, for recording, processing, reporting and summarization of the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the Commission's rules and forms. These controls and procedures ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 1A. RISK FACTORS
---------------------

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

ITEM 5. OTHER INFORMATION
-------------------------

None

ITEM 6. EXHIBITS
----------------

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

                                        TRACTOR SUPPLY COMPANY


Date: November 9, 2006                  By: /s/ Anthony F. Crudele
      ----------------                      ------------------------------------
                                            Anthony F. Crudele
                                              Senior Vice President - Chief
                                                Financial Officer and Treasurer
                                               (Duly Authorized Officer and
                                                Principal Financial Officer)