Form 10-K
period 2006-12-30
TRACTOR SUPPLY CO /DE/
filed 2007-02-28
CIK 916365

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
 (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to          .
                                              ----------  ----------

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

Securities Registered Pursuant to Section 12(g) of the Act:  None

Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered

  -------------------------------      -----------------------------------------
   Common Stock, $.008 par value               Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  X   NO
    ----          ----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES      NO        X
    ----          ----

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
Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES      NO        X
    ----          ----

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ National Market on July 1, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was $1,704,579,804. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             CLASS                             OUTSTANDING AT JANUARY 31, 2007
  -----------------------------                -------------------------------
  Common Stock, $.008 par value                         40,302,135

DOCUMENTS INCORPORATED BY REFERENCE:
PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2007 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.



                                                 TRACTOR SUPPLY COMPANY
                                                         INDEX

                                                                                                             FORM 10-K
                                                                                                              REPORT
ITEM NO.                                                                                                       PAGE
--------                                                                                                       ----
FORWARD-LOOKING STATEMENTS.......................................................................................ii

PART I

1.       BUSINESS.................................................................................................1
1A.      RISK FACTORS.............................................................................................6
1B.      UNRESOLVED STAFF COMMENTS................................................................................8
2.       PROPERTIES...............................................................................................8
3.       LEGAL PROCEEDINGS........................................................................................9
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS......................................................9

PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER
         REPURCHASES OF EQUITY SECURITIES........................................................................10
6.       SELECTED FINANCIAL DATA.................................................................................12
7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................14
7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................24
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................25
9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................49
9A.      CONTROLS AND PROCEDURES.................................................................................49
9B.      OTHER INFORMATION.......................................................................................49

PART III

10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..................................................49
11.      EXECUTIVE COMPENSATION..................................................................................49
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........50
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE...............................50
14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................................50

PART IV

15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..............................................................51

                    FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, reliance on foreign suppliers, management of our information systems and the seasonality of our business and those described in Item 1A. "Risk Factors." Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

OVERVIEW

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:

        o Equine, pet and animal products, including items necessary for their health, care, growth and containment
        o       Maintenance products for agricultural and rural use
        o       Hardware and tool products
        o       Seasonal products, including lawn and garden power equipment
        o       Truck, trailer and towing products, and
        o       Work/recreational clothing and footwear for the entire family.

Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We are developing stores using one of five standard prototypes as well as existing building structures. Our wholly-owned subsidiary, Del's Farm Supply, LLC ("Del's"), operates 18 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del's stores currently range in size from approximately 1,500 to 7,000 square feet of inside selling space with additional outside selling space.

Tractor Supply Company has one reportable industry segment - the operation of farm and ranch retail stores.

At December 30, 2006, we operated 676 retail farm and ranch stores in 37 states and one Canadian province.

SEASONALITY AND WEATHER

Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of severe weather conditions is somewhat mitigated by the geographic dispersion of our stores.

We experience our highest inventory and accounts payable levels during the first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

BUSINESS STRATEGY

We believe our sales and earnings growth is a result of focused execution of our business strategy, which includes the following key components:

        MARKET NICHE
        We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the "Out Here" lifestyle), as well as tradesmen and small businesses. By focusing our product mix on these core customers, we believe we are differentiated from general merchandise, home center and other specialty retailers.

        CUSTOMER SERVICE
        We are committed to providing our customers a high level of in-store service through our motivated, well-trained store employees. We believe the ability of our store employees to provide friendly, responsive and seasoned advice helps to promote strong customer loyalty and repeat shopping.

        As such, we seek to provide our store employees with decision-making authority, product knowledge and training to enable them to meet our customers' needs.

        We endeavor to staff our stores with courteous, highly motivated employees and devote considerable resources to training store employees, often in cooperation with our vendors. Our training programs include (i) a full management training program which covers all aspects of our operations, (ii) product knowledge modules produced in conjunction with key vendors, (iii) frequent management skills training classes, (iv) semi-annual store managers meetings with vendor product presentations,
        (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from our management headquarters, the Store Support Center. We seek to hire and train store employees with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.

        We offer proprietary, private label credit cards for individual retail and business customers. In addition, we accept cash, checks, debit cards, Visa, MasterCard and Discover credit cards and gift cards.

        STORE ENVIRONMENT
        Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location by comparison of "good, better, best" qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of our store layouts and visual displays afford our customers a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all of our store employees wear highly visible red vests, aprons or smocks and nametags, and our customer service and checkout counters are conveniently located.

        MERCHANDISING
        We offer a differentiated assortment of products for our target customers. Our broad product assortment is tailored to meet the regional and geographic needs of our markets, as well as the physical store size. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 13,500 to 15,000 unique products per store. No one product accounted for more than 10% of our sales during 2006.

        Our stores carry a wide selection of high quality, nationally recognized, name brand merchandise. We also market a growing list of products under our "private-label programs," i.e. products manufactured by a number of vendors at our direction and specifically for our sole benefit. The trademarks in the private label brand names are owned by us with the exception of a very limited number of brands over which we have sole control but have not yet opted to own. Our private label brands include:

        o       HUSKEE (outdoor power equipment)
        o       TRAVELLER (truck/automotive products)
        o       RETRIEVER and PAWS `N CLAWS (pet foods)
        o       DUMOR and PRODUCERS PRIDE (livestock feed)
        o       C.E. SCHMIDT (apparel and footwear)
        o       GROUNDWORKS (lawn and garden supplies)
        o       ROYAL WING (bird feeding supplies)
        o       MILEPOST (Equine Products)
        o       RED SHED (gifts and collectibles)
        o       MASTERHAND (tools and tool chests)

        Additionally, we control brands which we market. These control brands include BIT & BRIDLE (clothing), MORGAN CREEK ("lifestyle clothing") and FARM HAND (air compressors). We believe that the availability of top quality private label products at great prices provides superior value for our customers, a strategic advantage for us, and positions us as a "destination" store.

        The following chart indicates the average percentages of sales represented by each of our major product categories during fiscal 2006, 2005 and 2004.

                                                      Percent Of Sales
                                                   ----------------------
                Product Category                   2006     2005     2004
                ----------------                   ----     ----     ----
      Equine, pet and animal .................      33%      31%      32%
      Seasonal products ......................      23       24       23
      Hardware and tools .....................      16       18       18
      Truck/trailer/tow/lube .................      12       12       12
      Clothing and footwear ..................       9        9        8
      Maintenance products for agriculture and
        rural use ............................       7        6        7
                                                   ---      ---      ---
                                                   100%     100%     100%
                                                   ===      ===      ===

        PURCHASING AND DISTRIBUTION
        We offer a differentiated assortment of products for those seeking to enjoy the "Out Here" lifestyle. Our business is not dependent upon any one vendor or particular group of vendors. We purchase our products from a core group of approximately 1,000 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2006. Approximately 170 vendors accounted for approximately 80% of our purchases during fiscal 2006. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products and we believe that adequate sources of supply exist at substantially similar costs for substantially all of our products. We have no material long-term contractual commitments with any of our vendors.

        We maintain a dedicated supply chain management team to focus exclusively on all replenishment and forecasting functions. This centralized direction permits our buying teams to focus more strategic attention toward vendor line reviews, assortment planning and testing of new products and programs. Through the combined efforts of these teams, we expect to improve overall inventory productivity and in-stock position.

        Over 97% of our purchase orders are transmitted through an electronic data interchange ("EDI") system, and approximately 88% of merchandise vendor invoices are transmitted through EDI. We are expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted.

        We own and operate a 775,000 square foot distribution center in Pendleton, Indiana, a 362,000 square foot distribution center in Waco, Texas, a 482,000 square foot distribution center in Hagerstown, Maryland, and a 425,000 square foot facility in Waverly, Nebraska, and lease a 410,000 square foot distribution center in Braselton, Georgia and a 71,000 square foot Del's facility in Lakewood, Washington. We believe our overall distribution capacity will support our growth up to an estimated 950 stores. In fiscal 2006, we received approximately 82% of our merchandise through these distribution facilities, with the balance delivered directly to our stores by our vendors.

        We manage our inbound and outbound transportation activity in-house through the use of a web-based transportation management system. We outsource the management of our dedicated fleets to two third-party logistics providers and utilize several common carriers as required. The third-party logistics providers are responsible for providing drivers and tractors dedicated to transporting merchandise for us. We endeavor to control our transportation costs through the monitoring of transportation routes, scheduling of deliveries, backhauls and optimal utilization of the dedicated fleet of trucks and trailers.

        MARKETING
        We utilize an "everyday low prices" strategy to consistently offer our products at competitive prices complimented by promotions to enhance peak selling seasons. We regularly monitor prices at competing stores and adjust our prices as we deem appropriate. We believe that by avoiding a "sale"-oriented marketing strategy, we are attracting customers on a regular basis rather than only in response to promotional sales.

        To generate store traffic and position ourselves as a destination store, we promote broad selections of merchandise, primarily advertised at our regular everyday low price, with printed color circulars. We also run periodic special events promoted through circulars and direct mail advertising. We enhance our print marketing programs through the expanded use of national cable and local network television. Due to the geographic dispersion of our stores, the use of national cable advertising is generally more cost-effective and additionally serves to promote our stores prior to entering a new market.

        Due to the relatively small size of our stores, increased traffic in the store ensures increased exposure to most of our products. Our vendors are committed to helping us promote our brand and position ourselves as a destination store. Our vendors provide assistance with product presentation and rack design, brochures, point-of-purchase materials for customers' education and product education for our employees. We also receive funding through contributions and incentives on purchases to promote new and relocated stores and earn rebates from many vendors on product purchases based on volume.

        COMPETITION
        We operate in a very competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation and customer service. We compete with general merchandise, home center retailers and other specialty and discount retailers, as well as independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of national or regional chains and have substantially greater resources and financial capacities than we do. However, we believe we have successfully differentiated ourselves from these entities by focusing on our specialized market niche.

        MANAGEMENT AND EMPLOYEES
        As of December 30, 2006, we employed approximately 5,500 full-time and approximately 4,300 part-time employees. We also employ additional part-time employees during peak periods. We are not party to any collective bargaining agreements.

        Our district managers, store managers and other distribution and support personnel have contributed significantly to our performance. We have an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed "best-practice" solutions. We have implemented numerous best practice teams (comprised of employees from all areas of our operations) to evaluate our key operations and recommend process changes that will both improve efficiency and strengthen controls. Our management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from our employees and responds to the suggestions.

        All of our employees participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. We also provide our employees the opportunity to participate in an employee stock purchase plan and a 401(k) retirement plan (we contribute to the 401(k) plan solely through a cash match). Additionally, we share in the cost of health insurance provided to our employees, and employees receive a discount on merchandise purchased at our stores.

        We encourage a "promote from within" environment when internal resources permit. We also provide internal leadership development programs designed to mentor our high potential employees for continued progress and believe we have satisfactory relationships with our employees. All of our executive officers have over 25 years of business experience. Our district managers and store managers have an average length of service of approximately five years. Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned store growth.

        MANAGEMENT INFORMATION AND CONTROL SYSTEMS
        We have invested considerable resources in our management information and control systems to ensure superior customer service, manage the purchase and distribution of our merchandise and improve our operating efficiencies. Our management information and control systems include a point-of-sale system, a supply chain management and replenishment system, a radio frequency picking system in the distribution centers, a vendor purchase order control system and a merchandise presentation system. These systems are integrated and track merchandise from initial order through ultimate sale. All data from these systems are integrated with our financial systems.

        We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include an ongoing evaluation of the optimal software configuration (including system enhancements and upgrades) as well as the adequacy of the underlying hardware components. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the systems to manage our operations.

GROWTH STRATEGY

Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising programs with an "everyday low prices" philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially occupancy, advertising and distribution, and (5) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.

We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 22.8%. We plan to continue our growth strategy, which anticipates an annual increase in our unit count of approximately 13%. This growth has expanded our market presence to 676 retail farm and ranch stores in 37 states and one Canadian province. We believe this unit count increase, along with strategic relocations of small, older stores to full-size formats in areas of greater retail opportunity, will contribute substantially to our future growth. Through store relocations, we are able to keep much of our existing loyal customer base but expand our overall reach to new customers, thereby growing the business. We have relocated 87 stores since 2001. The acquisition of Del's enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, Hawaii and one store in British Columbia. We believe we have developed a proven method for selecting store sites and have identified over 750 potential additional markets for new Tractor Supply stores (excluding Del's) in the United States. In addition, we continue to identify opportunities to relocate existing stores.

We expect to open approximately 85 to 90 stores in fiscal 2007, along with approximately 12 store relocations.

The average estimated cash required to open a new leased store in fiscal 2006 was approximately $800,000 to $1,400,000, the majority of which was for initial acquisition of inventory and capital expenditures (principally leasehold improvements, fixtures and equipment), and approximately $85,000 of which was for pre-opening costs. The cash required to complete a store relocation averaged approximately $500,000 in fiscal 2006. However, relocation costs can vary depending on whether we are responsible for any renovation or remodeling costs.

ADDITIONAL INFORMATION

We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at WWW.SEC.GOV that contains the reports, proxy and information statements, and other information filed electronically.

We make available free of charge through our Internet website, WWW.MYTSCSTORE.COM, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Our code of ethics, which is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Controller, along with our Corporate Governance Guidelines and the charters of our Audit, Compensation, Corporate Governance and Nominating Committees of our Board of Directors is posted on our website.

ITEM 1A. RISK FACTORS
--------

Our business faces many risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this Form 10-K.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE. Higher interest rates, fuel and other energy costs, higher labor and healthcare costs, and other economic factors could adversely affect consumer demand for the merchandise we offer. Additionally, changes in the mix of products sold to a mix with a lower overall gross margin or other increased cost of sales, along with slower inventory turnover and greater markdowns on inventory, could adversely affect our financial performance. High levels of unemployment, inflation, changes in tax and other laws and other adverse developments in the economy may also adversely affect consumer demand for our merchandise, adversely affect gross margins, cost of sales, inventory turnover and markdowns or otherwise adversely affect our operations and operating results.

INFLATIONARY PRESSURES, INCLUDING RISING ENERGY PRICES, MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.
Although we cannot determine the full effect of inflation on our operations, we believe our sales and results of operations have been affected by inflation. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Moreover, in the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our business and utility costs for our stores. We have been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. However, there is no assurance that we will be successful in reducing or mitigating the effect of inflation in the future.

THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE TO INCREASE SALES AT OUR EXISTING STORES.
We experience fluctuations in our same-store sales, which are defined as stores which have completed twelve months of sales, excluding relocated stores. Our success depends, in part, upon our ability to improve sales at our existing stores. Various factors affect same-store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause our same-store sales results to differ materially from prior periods and from expectations. Past same-store sales are not necessarily an indication of future results, and there can be no assurance that our same-store sales will not decrease in the future. Any failure to meet the same-store sales expectations of investors and security analysts in one or more future periods could adversely affect our results of operations and result in a reduction in the market price of our common stock.

OUR FAILURE TO EFFECTIVELY MANAGE GROWTH COULD IMPAIR OUR BUSINESS.
Even if we are able to implement, to a significant degree, our key business strategy of expanding our store base, we may experience managerial or operational problems, which may prevent any significant increase in profitability or negatively impact our cash flow. To manage our planned expansion, we must ensure the continuing adequacy of our existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that we will be able to achieve our planned expansion, that the new stores will be effectively integrated into our existing operations or that such stores will be profitable.

FAILURE TO OPEN NEW STORES IN THE MANNER CURRENTLY CONTEMPLATED COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.
An integral part of our key business strategy includes the expansion of our base of stores by opening new stores. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores in the manner we anticipate (due to unforeseen delays in construction or site approval), our sales growth would be impaired. Any failure to meet the growth expectations of investors and security analysts in one or more future periods could reduce the market price of our stock.

COMPETITION IN OUR INDUSTRY MAY HINDER OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY AND ADVERSELY AFFECT OUR OPERATIONS.
We operate in a very competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We believe we have successfully differentiated ourselves from general merchandise, home center retailers and other specialty and discount retailers by focusing on our specialized market niche. However, we do face competition from these entities, as well as competition from independently-owned retail farm and ranch stores, several privately-held regional farm store chains and farm cooperatives. Some of our competitors are units of national or regional chains that have substantially greater financial and other resources.

WEATHER CONDITIONS MAY HAVE A SIGNIFICANT IMPACT ON OUR FINANCIAL RESULTS. Historically, weather conditions have had a significant impact on our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices. In recent years, we have experienced unusually severe weather conditions, including ice storms, floods and wind damage, hurricanes and a summer dearth of water and pasture in some states. Weather conditions also directly affect the demand for petroleum products, particularly during the winter heating season. Accordingly, the weather can have a material effect on our financial condition and results of operations.

THERE ARE CERTAIN RISKS ASSOCIATED WITH THE SEASONAL NATURE OF OUR BUSINESS. Our working capital needs and borrowings generally peak in our first fiscal quarter because lower sales are generated while expenses are incurred in preparation for the spring selling season. If cash on hand and borrowings under existing credit facilities are ever insufficient to meet the seasonal needs or if cash flow generated during the spring and summer is insufficient to repay associated borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH VENDORS FROM WHOM OUR PRODUCTS ARE SOURCED.
The products we sell are sourced from a variety of domestic and international vendors. Foreign sourcing of many of the products sold is an important factor in our financial performance. All of our vendors must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting required vendor standards of conduct. Our ability to find qualified vendors that meet our standards, and access products in a timely and efficient manner are significant challenges, especially with respect to goods sourced outside the United States. These and other issues affecting our vendors, including merchandise quality and financial instability of suppliers, could adversely affect our financial performance.

WE FACE RISKS RELATING TO OUR RELIANCE ON FOREIGN SUPPLIERS.
We rely on foreign manufacturers for various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We rely on long-term relationships with our suppliers but have no long-term contracts with such suppliers. Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones. This reliance increases the risk of inadequate and untimely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. As an importer, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

OUR FAILURE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE. Our ability to continue expanding operations depends on our ability to attract and retain a large and growing number of qualified employees. Our ability to meet labor needs generally while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.

WE MAY BE SUBJECT TO PRODUCT LIABILITY AND OTHER CLAIMS IN THE ORDINARY COURSE OF BUSINESS. Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain general liability insurance with a $250,000 deductible for each occurrence and a $6,000,000 aggregate retention. We also maintain umbrella limits above the primary general and products liability cover. In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance. Our ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim. We cannot assure that our insurance coverage or the manufacturers' indemnity will be available or sufficient in any claims brought against us.

IF WE EXPERIENCE DIFFICULTIES WITH OUR MANAGEMENT INFORMATION SYSTEMS, OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED. We depend on management information systems for many aspects of our business. We could be materially adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued significant increases in the number of our stores.

THERE IS NO ASSURANCE THAT OUR PRODUCT INNOVATIONS AND MARKETING SUCCESSES WILL CONTINUE. We believe our past performance has been based on, and future success will depend upon, in part, the ability to continue to improve existing product offerings through product innovation and to market new products. There is no assurance that we will be successful in the introduction and marketing of any new products or product innovations, or that innovations to existing product offerings will be introduced in a timely manner to satisfy our customers' needs or expectations. Failure to introduce new products successfully and in a timely manner could harm our ability to grow the business and could have a material adverse effect on results of our operations and financial condition. Additionally, our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for products and supplies used in recreational farming and ranching. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Shortages of key items could also have a materially adverse impact on operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
-------

None.

ITEM 2.  PROPERTIES
-------  ----------

At December 30, 2006, we operated 676 stores in 37 states and one Canadian province. We lease more than 93% of our stores, two of our six distribution centers and our management headquarters. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at our option. No single lease is material to our operations.

Following is a count of our store locations:

                     NUMBER                                          NUMBER
   STATE            OF STORES                     STATE             OF STORES
--------------     ------------          ----------------------    -----------
Texas                   89               Iowa                           10
Ohio                    64               Nebraska                       10
Michigan                56               Alabama                         9
Tennessee               47               Kansas                          9
Pennsylvania            38               California                      8
New York                37               Missouri                        8
Indiana                 35               North Dakota                    7
Florida                 30               Maryland                        7
North Carolina          27               Minnesota                       7
Kentucky                24               South Dakota                    5
Georgia                 21               Connecticut                     4
Virginia                20               Mississippi                     4
Washington              14               Hawaii                          3
Oklahoma                14               Vermont                         3
West Virginia           13               Massachusetts                   2
Wisconsin               13               New Jersey                      2
South Carolina          12               Delaware                        1
Illinois                11               Montana                         1
Arkansas                10               British Columbia, Canada        1
                                                                   -----------
                                                                       676
                                                                   ===========


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

We are involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, we expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 30, 2006.

                               EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person's principal occupations and employment during at least the past five years:



            Name                       Position                                                  Age
            ----                       --------                                                  ---

Joseph H. Scarlett, Jr.......    Chairman of the Board                                            64

James F. Wright..............    President, Chief Executive Officer and Director                  57

Anthony F. Crudele...........    Senior Vice President-Chief Financial Officer and Treasurer      50

Gerald W. Brase .............    Senior Vice President-Merchandising                              53

Stanley L. Ruta..............    Senior Vice President-Store Operations                           55

Blake A. Fohl................    Vice President-Marketing                                         49

Kimberly D. Vella............    Vice President-Human Resources                                   40

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

Anthony F. Crudele has served as Senior Vice President-Chief Financial Officer and Treasurer since November 2005. Mr. Crudele previously served as Chief Financial Officer at Gibson Guitar from August 2003 to September 2005, as Chief Financial Officer of Xcelerate Corp. from 2000 to January 2003, and at The Sports Authority from 1989 through 1999 (serving as Chief Financial Officer from 1996 through 1999).

Gerald W. Brase has served as Senior Vice President-Merchandising of the Company since September 1997.

Stanley L. Ruta has served as Senior Vice President-Store Operations since June 2000, after having served as Vice President-Store Operations of the Company since 1994.

Blake A. Fohl has served as Vice President-Marketing of the Company since January 1996.

Kimberly D. Vella has served as Vice President-Human Resources of the Company since October 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
-------  -----------------------------------------------------------------------

Tractor Supply Company's Common Stock trades on The Nasdaq Global Select Market under the symbol "TSCO".

The table below sets forth the high and low sales prices of our Common Stock as reported by The Nasdaq Global Select Market since August 1, 2006 and by the Nasdaq National Market for the periods prior to August 1, 2006 for each fiscal quarter of the periods indicated:

                                             PRICE RANGE
                        ------------------------------------------------------
                                 2006                          2005
                        ------------------------      ------------------------
                           HIGH          LOW             HIGH          LOW
                        ---------     ----------      ---------     ----------
First Quarter             $67.59        $48.50          $45.45       $33.20
Second Quarter            $66.42        $46.15          $50.20       $39.25
Third Quarter             $55.09        $38.75          $58.64       $46.52
Fourth Quarter            $54.12        $43.76          $56.84       $40.75

As of January 31, 2007, the approximate number of record holders of our Common Stock was 200 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our Common Stock was 20,000.

We have not declared any cash dividends nor repurchased any outstanding shares of our Common Stock during the two most recent fiscal years. We do not anticipate that any dividends will be declared on the Common Stock in the foreseeable future. Our Board of Directors authorized a share repurchase strategy, subject to a number of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Any future declaration of dividends will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.


                             STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Tractor Supply Company under the Securities Act of 1933, as amended or the Exchange Act.


The following graph compares the cumulative total stockholder return on our Common Stock from December 29, 2001 to December 30, 2006 (the Company's fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period. The comparison assumes that $100 was invested on December 29, 2001 in our Common Stock and in each of the foregoing indices. The historical stock price performance shown on this graph is not necessarily indicative of future performance.


                  [STOCK PRICE PERFORMANCE GRAPH APPEARS HERE]


                           12/29/01     12/28/02     12/27/03     12/25/04      12/31/05     12/30/06
                          ---------    ---------    ---------    ---------     ---------    ---------
Tractor Supply Company    $  100.00    $  228.35    $  472.98    $  436.31     $  642.87    $  542.93
S&P 500                   $  100.00    $   75.40    $   94.39    $  104.23     $  107.52    $  122.16
S&P Retail Index          $  100.00    $   27.88    $   39.84    $   48.52     $   48.73    $   53.29

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

              FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The following selected financial data are derived from the consolidated financial statements of Tractor Supply Company. Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. Fiscal year 2005 consists of 53 weeks while all other fiscal years presented below consist of 52 weeks. The following table provides summary historical financial information for the periods ended and as of the dates indicated (in thousands, except per share and selected operating data):

                                                      2006            2005            2004            2003             2002
                                                  -----------     -----------     -----------     -----------     -----------
OPERATING RESULTS:
Net sales .....................................   $ 2,369,612     $ 2,067,979     $ 1,738,843     $ 1,472,885     $ 1,209,990
Gross margin ..................................       751,363         639,551         524,687         448,900         342,187
Selling, general and administrative expenses ..       561,051         469,087         395,955         331,630         259,733
Depreciation and amortization .................        42,292          34,020          27,186          21,597          17,970
                                                  -----------     -----------     -----------     -----------     -----------

Income from operations ........................       148,020         136,444         101,546          95,673          64,484
Interest expense, net .........................         2,688           1,632           1,440           3,444           4,707
                                                  -----------     -----------     -----------     -----------     -----------

Income before income taxes and cumulative
   effect of accounting change ................       145,332         134,812         100,106          92,229          59,777
Income tax provision ..........................        54,324          49,143          36,037          34,647          21,612
                                                  -----------     -----------     -----------     -----------     -----------

Net income before cumulative effect of
   accounting change ..........................        91,008          85,669          64,069          57,582          38,165
Cumulative effect of accounting change, net of
   income taxes (a) ...........................            --              --              --          (1,888)             --
                                                  -----------     -----------     -----------     -----------     -----------
Net income ....................................   $    91,008     $    85,669     $    64,069     $    55,694     $    38,165
                                                  ===========     ===========     ===========     ===========     ===========

Net income per share - basic, before
   cumulative effect of change in accounting
   principle (b) ..............................   $      2.27     $      2.19     $      1.68     $      1.55     $      1.06
Cumulative effect of accounting change, net of
   income taxes ...............................            --              --              --           (0.05)             --
                                                  -----------     -----------     -----------     -----------     -----------
Net income per share - basic, after cumulative
   effect of change in accounting principle ...   $      2.27     $      2.19     $      1.68     $      1.50     $      1.06
                                                  ===========     ===========     ===========     ===========     ===========

Net income per share - assuming dilution
   before cumulative effect of change in
   accounting principle (b) ...................   $      2.22     $      2.09     $      1.57     $      1.43     $      0.97
Cumulative effect of accounting change, net of
   income taxes ...............................            --              --              --           (0.05)             --
                                                  -----------     -----------     -----------     -----------     -----------
Net income per share - assuming dilution,
   after cumulative effect of change in
   accounting principle .......................   $      2.22     $      2.09     $      1.57     $      1.38     $      0.97
                                                  ===========     ===========     ===========     ===========     ===========

Adjusted weighted average shares for dilutive
earnings per share ............................        41,060          40,980          40,689          40,271          39,277
                                                  ===========     ===========     ===========     ===========     ===========

Dividends per share ...........................            --              --              --              --              --
                                                  ===========     ===========     ===========     ===========     ===========

OPERATING DATA (PERCENT OF NET SALES):
Gross margin ..................................          31.7%           30.9%           30.2%           30.5%           28.3%
Selling, general and administrative expenses ..          23.7%           22.7%           22.8%           22.5%           21.5%
Income from operations ........................           6.2%            6.6%            5.8%            6.5%            5.3%
Net income before cumulative effect of change
   in accounting principle ....................           3.8%            4.1%            3.7%            3.9%            3.1%

PRO-FORMA AMOUNTS, ASSUMING THE CHANGE IN
   ACCOUNTING PRINCIPLE IS APPLIED
   RETROACTIVELY (C):
Gross margin ..................................   $   751,363     $   639,551     $   524,687     $   448,900     $   373,895
Selling, general and administrative expenses ..       561,051         469,087         395,955         331,630         293,132


                                                      2006            2005            2004            2003             2002
                                                  -----------     -----------     -----------     -----------     -----------
Income from operations ........................       148,020         136,444         101,546          95,673          62,793
Net income ....................................        91,008          85,669          64,069          57,582          37,085

Net income per share - basic ..................   $      2.27     $      2.19     $      1.68     $      1.55     $      1.03

Net income per share - assuming dilution ......   $      2.22     $      2.09     $      1.57     $      1.43     $      0.94

PRO-FORMA OPERATING DATA ASSUMING THE
   CHANGE IN ACCOUNTING PRINCIPLE IS APPLIED
   RETROACTIVELY (PERCENT TO SALES (C)):
Gross margin ..................................          31.7%           30.9%           30.2%           30.5%           30.9%
Selling, general and administrative expenses ..          23.7%           22.7%           22.8%           22.5%           24.2%
Income from operations ........................           6.2%            6.6%            5.8%            6.5%            5.2%
Net income ....................................           3.8%            4.1%            3.7%            3.9%            3.1%

NUMBER OF STORES:
Beginning of year .............................           595             515             463             433             323
New stores opened .............................            82              65              53              31             113
New stores acquired ...........................            --              16              --              --              --
Closed stores .................................            (1)             (1)             (1)             (1)             (3)
                                                  -----------     -----------     -----------     -----------     -----------
End of year ...................................           676             595             515             463             433
                                                  ===========     ===========     ===========     ===========     ===========

Number of stores relocated during year ........            15              18              20              18              16
Number of stores remodeled (d) ................             3              --               5               3               8
Capital expenditures (e) ......................   $    90,565     $    78,835     $    92,989     $    49,982     $    67,094
Same-store sales increase (f) .................           1.6%            5.7%            9.9%            7.0%            9.6%
Average sales per store (000's) (g) ...........   $     3,699     $     3,772     $     3,568     $     3,255     $     3,045
Average transaction value .....................   $     43.12     $     42.03     $     39.83     $     38.05     $     37.95
Average number of daily transactions per store            238             245             248             237             222
Total employees ...............................         9,800           8,700           7,200           6,400           6,000

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ...............................   $   316,104     $   240,732     $   219,326     $   181,225     $   143,655
Total assets ..................................     1,007,992         814,795         678,485         538,270         462,857
Long-term debt, less current portion (h) ......         2,808          10,739          34,744          21,210          35,705
Stockholders' equity ..........................       598,904         477,698         370,584         290,991         224,262

-----------------------
In fiscal 2006, we adopted SFAS 123(R) which lowered pre-tax income by $9.7 million and net income by $6.1 million.
(a) The Company adopted Emerging Issues Task Force No. 02-16 ("EITF 02-16") which changed its method of accounting for consideration received from vendors whereby such consideration is considered a reduction of inventory cost as opposed to a reduction of selling, general and administrative costs. As a result, the Company recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.
(b) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.
(c) The pro-forma results provide a summary of gross margin, selling, general and administrative expenses and net income as if the adoption of EITF 02-16 had occurred prior to fiscal 2002.
(d)     Reflects remodelings costing more than $150,000.
(e)     Includes assets acquired through capital leases.
(f) Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.
(g) Average sales per store calculated based on the weighted average number of days open in the applicable period.
(h) Long-term debt includes borrowings under the Company's revolving credit agreement and term loan agreement and amounts outstanding under its capital lease obligations, excluding the current portions of each.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

OVERVIEW

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:

        o Equine, pet and animal products, including items necessary for their health, care, growth and containment
        o       Maintenance products for agricultural and rural use
        o       Hardware and tool products
        o       Seasonal products, including lawn and garden power equipment
        o       Truck, trailer and towing products, and
        o       Work/recreational clothing and footwear for the entire family.

Our stores currently range in size from approximately 7,000 to 28,000 square feet of inside selling space and also utilize outside selling space. We are developing stores using one of five standard prototypes as well as existing building structures. Our stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. Our wholly-owned subsidiary, Del's Farm Supply, LLC ("Del's"), operates 18 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del's stores currently range in size from approximately 1,500 to 7,000 square feet of inside selling space with additional outside selling space.

Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising and marketing programs with an "everyday low prices" philosophy and supported by strong customer service, (3) enhance product margin through selective assortment, vendor price negotiation, sourcing and optimization of transportation costs, (4) leverage operating costs, especially occupancy, advertising and distribution, and (5) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.

We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 22.8%. We plan to continue this growth strategy with an annual projected increase in our unit count of approximately 13%. This growth has expanded our market presence into 37 states and one Canadian province. We believe the projected unit count increase, along with strategic relocations of stores into areas of greater retail opportunity, will contribute substantially to our future growth. The acquisition of Del's enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, with one store in British Columbia, Canada.

We operated 676 retail farm and ranch stores as of December 30, 2006 and have plans to open 85 to 90 stores in fiscal 2007, and approximately 12 store relocations. We have developed a proven method for selecting store sites and have identified over 750 potential additional markets for new Tractor Supply stores (excluding Del's) in the United States. In addition, we continue to identify opportunities to relocate existing stores. We plan to relocate additional stores over the next several years. Our store relocations are typically undertaken to move small, older stores to full-size formats in improved retail areas. We have relocated 87 stores since 2001.

We have placed significant emphasis on our merchandising programs, evaluating the sales and profitability of our products through detailed line reviews, review of vendor performance measures and modification of the overall product offerings. These efforts, coupled with a strong marketing program and in-depth product knowledge training of our store employees, have enhanced our sales and financial performance.

SEASONALITY AND WEATHER

Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive rain, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of our stores.

We experience our highest inventory and accounts payable levels during our first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.

INFLATION

Although we cannot determine the full effect of inflation on our operations, we believe our sales and results of operations are affected by inflation. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Moreover, in the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our business and utility costs for our stores. We have been successful in reducing or mitigating the effects of inflation, principally through selective buying from the most competitive vendors and by increasing retail prices. However, there is no assurance that we will be successful in reducing or mitigating the effect of inflation in the future.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our significant accounting policies are disclosed in Note 1 to our Consolidated Financial Statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

REVENUE RECOGNITION AND SALES RETURNS

We recognize revenue at the time the customer takes possession of merchandise or receives services. If we receive payment before the customer has taken possession of the merchandise (as per our layaway program), the revenue is deferred until the sale is complete. Revenues from the sale of gift cards are deferred and recognized upon redemption.

We estimate a liability for sales returns based on a one-year rolling average of historical return trends and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation techniques have been consistently applied from year to year, however, as with any estimates, refunds activity may vary from estimated amounts.

INVENTORY VALUATION

        IMPAIRMENT RISK
        We identify potentially excess and slow-moving inventory by evaluating turn rates, sales trends, age of merchandise, overall inventory levels and other benchmarks. The estimated inventory valuation reserve to recognize any impairment in value (i.e., an inability to realize the full carrying value) is based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near term. However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

        SHRINKAGE
        Our stores perform physical inventories once a year and we have established reserves for estimating inventory shrinkage between physical inventory counts. This is done by assessing the chain-wide average shrinkage experience rate, applied to the related periods' sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

        VENDOR SUPPORT
        We receive funding from our vendors for the promotion of our brand as well as the sale of their products. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold, which is in compliance with Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16").

        The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we have the ability to reasonably estimate purchase volume and related vendor funding, it is possible that actual results could significantly differ from the estimated amounts.

        FREIGHT
        We incur various types of transportation and delivery costs in connection with inventory purchases. Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

SHARE-BASED PAYMENTS

We have share-based compensation plans covering certain members of management and non-employee directors. Prior to January 1, 2006, we accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments" using the modified prospective transition method. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As we adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. However, prior to adoption of SFAS 123(R), share-based compensation had been included in pro forma disclosures in the Notes to the Consolidated Financial Statements for periods prior to fiscal 2006.

We estimate the fair value of stock option awards on the date of grant utilizing a modified BLACK-SCHOLES option pricing model. The BLACK-SCHOLES option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the BLACK-SCHOLES model are adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected life. We rely on historical volatility trends to estimate future volatility assumptions. Other assumptions required for estimating fair value with the BLACK-SCHOLES model are the expected risk-free interest rate and expected life of the option. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.

In addition to the key assumptions used in the BLACK-SCHOLES model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. We adjust this estimate annually, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

We believe our estimates are reasonable in the context of actual (historical) experience. The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

SALES TAX RESERVE

A portion of our sales are to tax-exempt customers. We obtain exemption information as a necessary part of each tax-exempt transaction. Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex environment of compliance. These circumstances also create some risk that we could be challenged as to the propriety of our sales tax compliance. While we believe we reasonably enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, would not have a significant liability for disallowed exemptions.

We review our past audit experience and assessments with applicable states to determine if we have potential exposure for non-compliance. Any estimated liability is based on an initial assessment of compliance risk and our to-date experience with each audit. As each audit progresses, we quantify the exposure based on preliminary assessments made by the state auditors, adjusted for additional documentation that may be provided to reduce the assessment. The reserve for these tax audits can fluctuate depending on numerous factors, including the complexity of agricultural-based exemptions, ambiguity in state tax regulations, the number of ongoing audits and the length of time required to settle with the state taxing authorities.

INSURANCE RESERVES

We self-insure a significant portion of our employee medical insurance, workers' compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values ($200,000 for employee health insurance claims, $350,000 for workers' compensation and $250,000 for general liability). The full extent of certain claims, especially workers' compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside actuarial consultants. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.

QUARTERLY FINANCIAL DATA

Our unaudited quarterly operating results for each fiscal quarter of 2006 and 2005 are shown below (dollars in thousands, except per share amounts):

                                  FIRST           SECOND             THIRD           FOURTH
2006                             QUARTER          QUARTER           QUARTER          QUARTER           TOTAL
----                           -----------      -----------       -----------      -----------      ---------
Net sales ...............      $  465,547       $  714,944       $  559,222       $  629,899       $2,369,612
Gross margin ............         142,284          227,385          176,340          205,354          751,363
Income from operations ..           1,741           68,931           29,103           48,245          148,020
Net income ..............             525           42,927           18,059           29,497           91,008

Net income per share: (1)
  Basic .................      $     0.01       $     1.07       $     0.45       $     0.73       $     2.27
  Diluted ...............      $     0.01       $     1.05       $     0.44       $     0.72       $     2.22

Same-store sales increase             3.7%             0.5%             2.4%             0.5%             1.6%

2005(2)
----
Net sales ...............      $  377,203       $  613,235       $  479,607       $  597,934       $2,067,979
Gross margin ............         112,071          189,756          146,905          190,819          639,551
Income from operations ..           1,750           56,308           28,939           49,447          136,444
Net income ..............             684           35,754           18,329           30,902           85,669

Net income per share:
  Basic .................      $     0.02       $     0.92       $     0.47       $     0.78       $     2.19
  Diluted ...............      $     0.02       $     0.87       $     0.45       $     0.75       $     2.09

Same-store sales increase             4.2%             5.9%             1.8%            10.0%             5.7%

-----------------------------------
(1) Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.
(2) The fourth quarter of fiscal 2005 is comprised of 14 weeks while all other quarters presented for both years are comprised of 13 weeks.

RESULTS OF OPERATIONS

Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal year ended December 31, 2005 contains 53 weeks while the fiscal years ended December 30, 2006 and December 25, 2004 contain 52 weeks.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

                                                   2006        2005        2004
                                                  -----       ------      -----
Net sales.....................................    100.0%      100.0%      100.0%
Cost of merchandise sold......................     68.3        69.1        69.8
                                                  -----       ------      -----
Gross margin..................................     31.7        30.9        30.2
Selling, general and administrative expenses..     23.7        22.7        22.8
Depreciation and amortization.................      1.8         1.6         1.6
                                                  -----       -----       -----
Income from operations........................      6.2         6.6         5.8
Interest expense, net.........................      0.1         0.1         0.1
                                                  -----       -----       -----
Income before income taxes....................      6.1         6.5         5.7
Income tax provision..........................      2.3         2.4         2.0
                                                  -----       -----       -----
Net income                                          3.8%        4.1%        3.7%
                                                  =====       =====       =====


FISCAL 2006 COMPARED TO FISCAL 2005

Net sales increased 14.6% to $2,369.6 million in fiscal 2006 from $2,068.0 million in fiscal 2005. Fiscal 2005 included an additional week of sales which impacted the current year sales increase by 1.5%. This increase resulted from the opening of new stores as well as a same-store sales improvement of 1.6%. Our average transaction value increased 2.6% to $43.12 and same-store transaction value increased 0.8% for fiscal 2006. Average daily transaction count per store decreased 2.9% to 238, while same-store transaction count increased 0.7%.

Same-store sales improvements of 1.6% compared to 5.7% in the prior year were strongest in the clothing/footwear and equine/pet/animal categories, but were partially offset by lower than expected performance in seasonal power equipment, generators and cold weather-related products, including insulated outerwear, snow removal and heating.

In fiscal 2006, we opened 82 new stores (compared to 65 new stores and the acquisition of 16 Del's stores in fiscal 2005), relocated 15 stores (compared to 18 in fiscal 2005) and closed one store (compared to one closure in fiscal
2005).

As a percent of sales, gross margin increased 80 basis points to 31.7% for fiscal 2006 from 30.9% for fiscal 2005. Gross margin was primarily impacted by a more favorable product mix, increased importing and improved inventory shrinkage.

During the year, we refined our method of estimating the freight cost component of inventory based on changes in our business and operating environment which included a change in mix of goods, an increased level of importing and rapidly increasing fuel costs. This refinement provides a more appropriate matching of freight cost incurred with inventory and cost of merchandise sold. This change in estimate increased the inventory value and reduced the freight component of cost of merchandise sold by approximately $2.9 million for fiscal 2006.

As a percent of sales, selling, general and administrative ("SG&A") expenses increased 100 basis points to 23.7% in fiscal 2006 from 22.7% in fiscal 2005. The increase is primarily attributable to increased occupancy costs and a charge of $9.7 million (or 0.4% of sales) related to stock compensation expense.

During the year, we refined our method of estimating the amount of gift cards sold that will ultimately go unredeemed. Our estimate was based on an analysis of gift card sale and redemption patterns across an extended historical timeline. We accordingly recognized a benefit of $2.4 million and $0.3 million in fiscal 2006 and 2005, respectively. Of the $2.4 million recognized in fiscal 2006, $2.1 million (or 0.1% of sales) was due to a modification of the redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general, and administrative expenses and is reflected as a reduction of other accrued expenses in the accompanying Consolidated Balance Sheets.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective method and began recognizing compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense recognized since the beginning of fiscal 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price.

For fiscal 2006, the adoption of the SFAS 123(R) fair value method resulted in additional compensation expense (a component of selling, general and administrative expenses) related to our stock plans that we would not have recognized had we continued to account for share-based compensation under APB
25. For fiscal 2006, this share-based compensation expense lowered pre-tax income by $9.7 million and net income by $6.1 million.

Depreciation and amortization expense increased 24.3% in fiscal 2006 over fiscal 2005 due mainly to costs associated with new and relocated stores and remodeled existing stores.

Net interest expense increased 64.7% in fiscal 2006 from fiscal 2005. This increase is primarily due to higher average interest rates in fiscal 2006 and interest incurred as the result of federal and sales tax audits; partially offset by a reduction in average long-term borrowings under our revolving credit agreement.

Our effective tax rate was 37.4% for fiscal 2006 compared to 36.5% in fiscal 2005, resulting primarily from a higher effective income tax rate due to the non-deductibility of certain stock compensation expense related to the adoption of SFAS123(R).

As a result of the foregoing factors, net income for fiscal 2006 increased 6.2% to $91.0 million, or $2.22 per diluted share, which includes a $9.7 million charge, or $0.15 per diluted share, in stock compensation expense. This compares to net income of $85.7 million, or $2.09 per diluted share, in fiscal 2005.

FISCAL 2005 COMPARED TO FISCAL 2004

Net sales increased 18.9% to $2,068.0 million in fiscal 2005 from $1,738.8 million in fiscal 2004. This increase resulted from the opening of new stores (including 16 additional stores from the acquisition of Del's) as well as a same-store sales improvement of 5.7%. Fiscal 2005 included an additional week compared to fiscal 2004, which accounted for approximately 1.8% of the sales increase. Our average transaction value increased 5.5% to $42.03 and same-store average transaction value increased 4.3% for fiscal 2005. Average daily transactions per store decreased 1.2% to 245, while same-store transaction count increased 1.4%. The same-store sales increase includes an approximate 1.2% gain for fiscal 2005 which is attributed to increases in selling prices resulting from rising steel and petroleum-related product costs. Same-store transaction count increases were generally experienced across all product lines, with seasonal products representing the strongest category.

In fiscal 2005, we opened 65 new stores (compared to 53 in fiscal 2004), acquired an additional 16 Del's stores, relocated 18 stores (compared to 20 in fiscal 2004) and closed one store (compared to one in fiscal 2004).

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

Depreciation and amortization expense increased 25.1% in fiscal 2005 over fiscal year 2004 due mainly to costs associated with new and relocated stores, remodeled existing stores and new distribution facilities.

Net interest expense increased 13.3% in fiscal 2005 from fiscal 2004. This increase is primarily due to higher average interest rates in fiscal 2005 partially offset by a reduction in average long-term borrowings under the Company's revolving credit agreement.

Our effective tax rate was 36.5% for fiscal 2005 compared to 36.0% in fiscal 2004, resulting primarily from a higher effective state income tax rate due to the mix of business by state.

As a result of the foregoing factors, net income for fiscal 2005 increased 33.7% to $85.7 million, or $2.09 per diluted share, compared to net income of $64.1 million, or $1.57 per diluted share, in fiscal 2004.


LIQUIDITY AND CAPITAL RESOURCES

In addition to normal operating expenses, our primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement, capital and operating leases and normal trade credit. Our inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons, respectively.

WORKING CAPITAL

At December 30, 2006, we had working capital of $316.1 million, a $75.4 million increase from December 31, 2005. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

                                                          2006          2005        VARIANCE
                                                         ------        ------       --------
      CURRENT ASSETS:
        Cash and cash equivalents ...............      $   37.6      $   21.2      $   16.4
        Inventories .............................         593.4         460.8         132.6
        Prepaid expenses and other current assets          37.0          38.4          (1.4)
        Other, net ..............................          11.3          11.0           0.3
                                                         ------        ------        ------
                                                          679.3         531.4         147.9
                                                         ------        ------        ------
      CURRENT LIABILITIES:
        Accounts payable ........................      $  238.9      $  185.4      $   53.5
        Accrued expenses ........................         111.7         102.8           8.9
        Income taxes payable ....................          11.5           1.4          10.1
        Other, net ..............................           1.1           1.1          (0.0)
                                                         ------        ------        ------
                                                          363.2         290.7          72.5
                                                         ------        ------        ------

      WORKING CAPITAL ...........................      $  316.1      $  240.7      $   75.4
                                                         ======        ======        ======

The increase in cash and cash equivalents was primarily due to increased cash generated from results of operations in fiscal 2006.

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of inventory for new stores, new merchandising initiatives and the addition of inventory due to a new (larger) distribution center in Waverly, Nebraska. We also experienced increased inventory levels in many stores as the result of softer than anticipated sales for the fourth quarter, and planned improvements in our overall in-stock position at the store level.

We experienced a 15 basis point decrease in inventory turns (approximately 2.67 times per year), which contributed to a decrease in our financed inventory from approximately 39.0% to 37.1%. (The calculated financed inventory assumes average inventory, excludes in-transit inventories and includes unopened stores). Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. The increase in accrued expenses was primarily due to increases in the scale of our business volume, the timing of the accruals and the related payment of those accruals. The increase in income taxes payable resulted from increased income and the timing of estimated tax payments.

BORROWINGS AND CREDIT FACILITIES

In August 2002, we entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the "Credit Agreement"), allowing us to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004 and replaced on February 22, 2007 (see below). Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures, and extended the maturity to February 27, 2008. There were no outstanding borrowings under the Credit Agreement at December 30, 2006 and $8.2 million was outstanding at December 31, 2005. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit, of which $24.9 million and $12.1 million were outstanding at December 30, 2006 and December 31, 2005, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (8.25% at December 30, 2006) or the London Inter-Bank Offer Rate ("LIBOR") (5.32% at December 30, 2006) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on our performance (0.75% at December 30, 2006). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 30, 2006) and adjusted quarterly based on our performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, we must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. We were in compliance with all covenants at December 30, 2006.

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank's base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at February, 2007). We will also be required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity.

This new agreement eliminates the capital expenditures, net worth and current ratio requirements from the previous Credit Agreement and requires quarterly compliance with respect to fixed charge coverage and leverage ratios.

SOURCES AND USES OF CASH

Our primary source of liquidity is cash provided by operations. Principal uses of cash for investing and financing activities are capital expenditures and payments on debt, respectively. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

                                                                        2006          2005          2004
                                                                      -------       -------       -------
      Net cash provided by operating activities ...............     $    87.1     $    99.2     $    77.1
      Net cash used in investing activities ...................         (80.8)        (90.7)        (87.3)
      Net cash provided by (used in) financing activities .....          10.1         (16.2)         19.2
                                                                      -------       -------       -------
           Net increase (decrease) in cash and cash equivalents     $    16.4     $    (7.7)    $     9.0
                                                                      =======       =======       =======

OPERATING ACTIVITIES

The $12.1 million decrease in net cash provided by operations in fiscal 2006 over fiscal 2005 is primarily due to changes in the following operating activities (in millions):

                                                      2006          2005       VARIANCE
                                                     ------        ------      --------
      Net income ...........................     $    91.0       $    85.7     $   5.3
      Tax benefit of stock options exercised            --            12.5       (12.5)
      Depreciation and amortization ........          42.3            34.0         8.3
      Stock compensation expense ...........           9.7              --         9.7
      Deferred income taxes ................          (3.5)          (12.7)        9.2
      Inventories and accounts payable .....         (79.1)          (34.9)      (44.2)
      Accrued expenses .....................           8.8            12.8        (4.0)
      Income taxes currently payable .......          10.1             1.4         8.7
      Other, net ...........................           7.8             0.4         7.4
                                                   -------         -------       -----
           Net cash provided by operations .     $    87.1       $    99.2     $ (12.1)
                                                   =======         =======       =====

The decrease in net cash provided by operations in fiscal 2006 compared with fiscal 2005 is primarily due to the net increase in inventory and accounts payable (as discussed in the Working Capital section), partially offset by an increase in net income adjusted for non-cash items.

The $22.1 million increase in net cash provided by operations in fiscal 2005 from fiscal 2004 was primarily due to changes in the following operating activities (in millions):

                                                      2006          2005       VARIANCE
                                                     ------        ------      --------
      Net income ..............................   $    85.7     $    64.1      $  21.6
      Depreciation and amortization ...........        34.0          27.2          6.8
      Deferred income taxes ...................       (12.7)         (4.6)        (8.1)
      Inventories and accounts payable ........       (34.9)        (44.2)         9.3
      Prepaid expenses and other current assets        (7.1)         (2.2)        (4.9)
      Accrued expenses ........................        12.8          20.2         (7.4)
      Other, net ..............................        21.4          16.6          4.8
                                                    -------       -------        -----
           Net cash provided by operations ....   $    99.2     $    77.1      $  22.1
                                                    =======       =======        =====

The increase in net cash provided by operations in fiscal 2005 compared with fiscal 2004 was primarily due to the increase in net income (exclusive of depreciation and amortization and deferred income taxes), and a net decrease in inventory and accounts payable. Increases in prepaid expenses and other current assets and a relative decrease in accrued expenses was primarily due to the growth in cash provided by operations. These increases were primarily due to the growth in our business during fiscal 2005 and the timing of payments.

INVESTING ACTIVITIES

Investing activities used $80.8 million, $90.7 million, and $87.3 million in fiscal 2006, 2005 and 2004, respectively. The majority of this cash requirement relates to our capital expenditures and, in fiscal 2005, the acquisition of the assets of Del's.

Our significant store expansion, coupled with required investment in infrastructure, required the following capital expenditures, including capital leases (in thousands):

                                                              2006         2005        2004
                                                            -------      -------     -------
      New and relocated stores and stores not yet opened    $54,111      $40,525     $30,758
      Existing stores ..................................     30,547       13,936      10,033
      Distribution center capacity and improvements ....      2,302       19,585      41,024
      Information technology ...........................      3,003        4,100       9,105
      Corporate and other ..............................        602          689       2,069
                                                            -------      -------     -------
                                                            $90,565      $78,835     $92,989
                                                            =======      =======     =======

Our long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. This growth will also require continuing investment in information technology and people. The costs reflected below are typically building improvements, as we lease the majority of our facilities. We currently estimate that capital expenditures will approximate $100 million in fiscal 2007.

FINANCING ACTIVITIES

Financing activities provided $10.1 million, used $16.2 million, and provided $19.2 million in fiscal 2006, 2005 and 2004, respectively. Excluding the tax benefit recognized in 2006 as a result of the adoption of SFAS 123(R), financing activities in fiscal 2006 would have been $0.6 million. The cash provided by financing activities is largely net cash provided as a result of borrowings required by operations, partially offset by proceeds received from the issuance of stock under stock incentive programs.

We believe that our cash flow from operations, borrowings available under the new Senior Credit Facility, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including store openings, relocations and renovations, over the next several years.

SIGNIFICANT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects our future obligations and commitments as of December 30, 2006 (in thousands):

                                                        PAYMENT DUE BY PERIOD
                            --------------------------------------------------------------------------
                               TOTAL
                            CONTRACTUAL       LESS THAN                                      MORE THAN
                            OBLIGATIONS        1 YEAR        1-3 YEARS       4-5 YEARS        5 YEARS
                            -----------      ---------      ----------      ----------      ----------
Operating leases .........    $967,383        $103,816        $194,031        $173,543        $495,993
Capital leases(1).........       6,210           1,330           1,503             583           2,794
Purchase obligations(2)...       7,571           7,571              --              --              --
                              --------        --------        --------        --------        --------
                              $981,164        $112,717        $195,534        $174,126        $498,787
                              ========        ========        ========        ========        ========

----------------------------
(1)     Capital lease obligations include related interest.
(2) The amounts for purchase obligations include commitments for construction of stores expected to be opened in 2007.

The Company had outstanding standby letters of credit of $24.9 million as of December 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The extent of our off-balance sheet arrangements is operating leases and outstanding letters of credit. The balances for these arrangements are discussed above. We typically lease buildings for retail stores and offices rather than acquiring these assets which allow us to utilize financial capital to operate the business rather than invest in fixed assets. Letters of credit allow us to purchase inventory, primarily sourced overseas, and support certain risk management programs in a timely manner.


KNOWN TRENDS, EVENTS, DEMANDS, COMMITMENTS AND UNCERTAINTIES

LITIGATION

We are involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, we expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

In July 2004, a purported shareholder derivative lawsuit was filed in the Chancery Court for Davidson County, Tennessee by the Hawaii Laborers Pension Plan against each of our directors, certain of our officers and one former director. We were named as a nominal defendant. On December 3, 2004, the Court granted our motion to dismiss and ordered that all claims in the amended complaint be dismissed without prejudice. Although the plaintiff filed subsequent appellate motions, all were dismissed. All applicable statutes of limitations have run, concluding the matter in our favor.

RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. Pro forma disclosure is no longer an alternative under the new standard. We adopted SFAS 123R in fiscal 2006, as required (see Note 2 to the Consolidated Financial Statements for further information).

HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT
In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning in fiscal 2007. EITF 06-3 will not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48") to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a "more-likely-than-not" recognition threshold should be measured in order to determine the tax benefit to be recognized. We will adopt FIN 48 in fiscal 2007, as required. We currently estimate a charge to retained earnings of approximately $2 million to be recognized as the cumulative effect of adoption. Additionally, we anticipate the adoption of this pronouncement will increase our effective income tax rate in fiscal 2007 by approximately 60 basis points.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank's base rate (8.25% and 7.25% December 30, 2006 and December 31, 2005, respectively) or LIBOR (5.32% and 4.39% at December 30, 2006 and December 31, 2005, respectively) plus an additional amount ranging from 0.75% to 1.50% per annum, adjusted quarterly, based on our performance (0.75% at both December 30, 2006 and December 31, 2005). We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.20% to 0.35% based on the daily average unused portion of the credit line. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $378,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                      INDEX

                             TRACTOR SUPPLY COMPANY

                                                                                               PAGE
                                                                                               ----

Management's Report On Internal Control Over Financial Reporting................................26

Report Of Independent Registered Public Accounting Firm On Internal Control Over
         Financial Reporting....................................................................27

Report Of Independent Registered Public Accounting Firm.........................................28

Consolidated Statements Of Income For The Years Ended December 30, 2006,
         December 31, 2005 And December 25, 2004................................................29

Consolidated Balance Sheets As Of December 30, 2006 And December 31, 2005.......................30

Consolidated Statements Of Stockholders' Equity For The Years Ended
         December 30, 2006, December 31, 2005 And December 25, 2004.............................31

Consolidated Statements Of Cash Flows For The Years Ended December 30, 2006,
         December 31, 2005 And December 25, 2004................................................32

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK. Based on this assessment, management believes that, as of December 30, 2006, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 30, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm which also audited the Company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 27 hereof.


/s/ James F. Wright                                      /s/ Anthony F. Crudele
-------------------                                      ----------------------
JAMES F. WRIGHT                                          ANTHONY F. CRUDELE
President and Chief Executive Officer                    Senior Vice President-
                                                         Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, that Tractor Supply Company maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Tractor Supply Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                  /s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


THE BOARD OF DIRECTORS AND STOCKHOLDERS
TRACTOR SUPPLY COMPANY

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation using the modified-prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tractor Supply Company's internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

                                                  /s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2007

                             TRACTOR SUPPLY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FISCAL YEAR
                                                    ----------------------------------------------
                                                       2006               2005              2004
                                                    ----------        ----------        ----------
NET SALES ..................................        $2,369,612        $2,067,979        $1,738,843

Cost of merchandise sold ...................         1,618,249         1,428,428         1,214,156
                                                    ----------        ----------        ----------

   GROSS MARGIN ............................           751,363           639,551           524,687

Selling, general and administrative expenses           561,051           469,087           395,955
Depreciation and amortization ..............            42,292            34,020            27,186
                                                    ----------        ----------        ----------

   OPERATING INCOME ........................           148,020           136,444           101,546

Interest expense, net ......................             2,688             1,632             1,440
                                                    ----------        ----------        ----------

INCOME BEFORE INCOME TAXES .................           145,332           134,812           100,106

Income tax expense .........................            54,324            49,143            36,037
                                                    ----------        ----------        ----------

NET INCOME .................................        $   91,008        $   85,669        $   64,069
                                                    ==========        ==========        ==========

NET INCOME PER SHARE - BASIC ...............        $     2.27        $     2.19        $     1.68
                                                    ==========        ==========        ==========

NET INCOME PER SHARE - ASSUMING DILUTION ...        $     2.22        $     2.09        $     1.57
                                                    ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.
                                       29

                             TRACTOR SUPPLY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    DEC. 30,            DEC. 31,
                                                                                      2006                2005
                                                                                   -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................    $    37,605         $    21,203
   Inventories ................................................................        593,373             460,751
   Prepaid expenses and other current assets ..................................         37,007              38,380
   Deferred income taxes ......................................................         11,360              11,079
                                                                                   -----------         -----------
         Total current assets .................................................        679,345             531,413
                                                                                   -----------         -----------

Property and Equipment:
   Land .......................................................................         19,495              17,319
   Buildings and improvements .................................................        248,063             223,585
   Furniture, fixtures and equipment ..........................................        146,128             115,784
   Computer software and hardware .............................................         46,853              32,311
   Construction in progress ...................................................         15,404               9,842
                                                                                   -----------         -----------
                                                                                       475,943             398,841
   Accumulated depreciation and amortization ..................................       (174,339)           (140,366)
                                                                                   -----------         -----------
     Property and equipment, net ..............................................        301,604             258,475

Goodwill ......................................................................         10,288              12,436
Deferred income taxes .........................................................         10,779               7,530
Other assets ..................................................................          5,976               4,941
                                                                                   -----------         -----------

         Total assets .........................................................    $ 1,007,992         $   814,795
                                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................    $   238,905         $   185,397
   Other accrued expenses .....................................................        111,721             102,814
   Current portion of capital lease obligations ...............................          1,065               1,049
   Income taxes currently payable .............................................         11,550               1,421
                                                                                   -----------         -----------
         Total current liabilities ............................................        363,241             290,681

Revolving credit loan .........................................................             --               8,212
Capital lease obligations, less current maturities ............................          2,808               2,527
Straight line rent liability ..................................................         24,399              18,502
Other long-term liabilities ...................................................         18,640              17,175
                                                                                   -----------         -----------
         Total liabilities ....................................................        409,088             337,097
                                                                                   -----------         -----------

Stockholders' equity:
   Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued             --                  --
   Common Stock, 100,000,000 shares authorized, $.008 par value; 40,281,732 and
     39,433,449 shares issued and outstanding in 2006 and 2005, respectively ..            322                 315
   Additional paid-in capital .................................................        129,249              99,047
   Accumulated other comprehensive loss .......................................            (22)                (11)
   Retained earnings ..........................................................        469,355             378,347
                                                                                   -----------         -----------
         Total stockholders' equity ...........................................        598,904             477,698
                                                                                   -----------         -----------

         Total liabilities and stockholders' equity ...........................    $ 1,007,992         $   814,795
                                                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.
                                       30

                             TRACTOR SUPPLY COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         ACCUMULATED
                                                             ADDITIONAL                      OTHER            TOTAL
                                                 COMMON       PAID-IN      RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                                 STOCK        CAPITAL      EARNINGS      INCOME (LOSS)       EQUITY
                                               ---------     ---------     ---------        ---------       ---------
STOCKHOLDERS' EQUITY AT DECEMBER 27, 2003 ...  $     299     $  62,083     $ 228,609        $      --       $ 290,991

Issuance of common stock under employee stock
   purchase plan (41,282 shares) ............          1         1,454                                          1,455
Exercise of stock options (870,622 shares) ..          6         5,380                                          5,386
Tax benefit on disqualifying disposition of
   stock options ............................                    8,683                                          8,683
Net income ..................................                                 64,069                           64,069
                                               ---------     ---------     ---------        ---------       ---------

STOCKHOLDERS' EQUITY AT DECEMBER 25, 2004 ...        306        77,600       292,678               --         370,584

Issuance of common stock under employee stock
   purchase plan (42,065 shares) ............                    1,648                                          1,648
Exercise of stock options (1,089,011 shares)           9         7,282                                          7,291
Tax benefit on disqualifying disposition of
   stock options ............................                   12,517                                         12,517
Foreign currency translation adjustment .....                                                     (11)            (11)
Net income ..................................                                 85,669                           85,669
                                               ---------     ---------     ---------        ---------       ---------

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2005 ...        315        99,047       378,347              (11)        477,698

Issuance of common stock under employee stock
   purchase plan (38,354 shares) ............          1         1,930                                          1,931
Exercise of stock options (809,929 shares) ..          6         8,136                                          8,142
Stock compensation ..........................                    9,664                                          9,664
Tax benefit on disqualifying disposition of
   stock options ............................                   10,472                                         10,472
Foreign currency translation adjustment .....                                                     (11)            (11)
Net income ..................................                                 91,008                           91,008
                                               ---------     ---------     ---------        ---------       ---------

STOCKHOLDERS' EQUITY AT DECEMBER 30, 2006 ...  $     322     $ 129,249     $ 469,355        $     (22)      $ 598,904
                                               =========     =========     =========        =========       =========


   The accompanying notes are an integral part of these financial statements.



                             TRACTOR SUPPLY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR
                                                                      ---------------------------------------------
                                                                         2006              2005              2004
                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................        $  91,008         $  85,669         $  64,069
   Tax benefit of stock options exercised ....................               --            12,517             8,683
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ...........................           42,292            34,020            27,186
     Gain on disposition of property and equipment ...........           (1,606)           (1,824)             (862)
     Stock compensation expense ..............................            9,664                --                --
     Deferred income taxes ...................................           (3,530)          (12,735)           (4,642)
     Change in assets and liabilities, net of acquisition:
         Inventories .........................................         (132,622)          (71,302)          (60,609)
         Prepaid expenses and other current assets ...........               57            (7,097)           (2,150)
         Accounts payable ....................................           53,508            36,413            16,386
         Accrued expenses ....................................            8,757            12,817            20,201
         Income taxes currently payable ......................           10,129             1,421                --
         Other ...............................................            9,486             9,282             8,804
                                                                      ---------         ---------         ---------

         Net cash provided by operating activities ...........           87,143            99,181            77,066
                                                                      ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................          (88,894)          (77,507)          (91,313)
   Proceeds from sale of property and equipment ..............            8,810             4,413             3,966
   Acquisition of Del's Farm Supply ..........................               --           (17,603)               --
   Other .....................................................             (746)               --                --
                                                                      ---------         ---------         ---------

         Net cash used in investing activities ...............          (80,830)          (90,697)          (87,347)
                                                                      ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement ...............          394,404           242,992           364,569
   Repayments under revolving credit agreement ...............         (402,616)         (267,059)         (351,693)
   Tax benefit of stock options exercised ....................            9,456                --                --
   Principal payments under capital lease obligations ........           (1,228)           (1,094)             (475)
   Net proceeds from issuance of common stock ................           10,073             8,939             6,841
                                                                      ---------         ---------         ---------

         Net cash provided by (used in) financing activities .           10,089           (16,222)           19,242
                                                                      ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH ..............................           16,402            (7,738)            8,961

Cash and cash equivalents at beginning of year ...............           21,203            28,941            19,980
                                                                      ---------         ---------         ---------

Cash and cash equivalents at end of year .....................        $  37,605         $  21,203         $  28,941
                                                                      =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest ..................................................        $   2,822         $   1,715         $   1,271
   Income taxes ..............................................           36,898            47,191            28,917

Supplemental disclosure of non-cash activities:
   Equipment acquired through capital leases .................        $   1,671         $   1,328         $   1,676


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Tractor Supply Company (the "Company", "we" and/or "our") is the largest operator of retail farm and ranch stores in the United States. We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At December 30, 2006, we operated 676 retail farm and ranch stores in 37 states and one Canadian province.

FISCAL YEAR

Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. The fiscal year ended December 31, 2005 consists of 53 weeks while the fiscal years ended December 30, 2006 and December 25, 2004 consist of 52 weeks.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," Tractor Supply Company has one reportable industry segment - the operation of farm and ranch retail stores.

MANAGEMENT ESTIMATES

Our preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States inherently requires estimates and assumptions by us that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

        REVENUE RECOGNITION AND SALES RETURNS
        We recognize revenue at the time the customer takes possession of merchandise or receives services. If we receive payment before the customer has taken possession of the merchandise (as per our layaway program), the revenue is deferred until the sale is complete. Revenues from the sale of gift cards are deferred and recognized upon redemption.

        We estimate a liability for sales returns based on a one-year rolling average of historical return trends and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation techniques have been consistently applied from year to year, however, as with any estimates, refunds activity may vary from estimated amounts. Estimated sales returns are shown "net", as a reduction in gross margin in the Consolidated Statements of Income. At December 30, 2006 we had a liability of $3.2 million reserved for sales returns, compared to $3.0 million at December 31, 2005.

        INVENTORY VALUATION

        IMPAIRMENT RISK
        We identify potentially excess and slow-moving inventory by evaluating turn rates, sales trends, age of merchandise, overall inventory levels and other benchmarks. The estimated inventory valuation reserve to recognize any impairment in value (i.e. an inability to realize the full carrying value) is based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near term. However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        SHRINKAGE
        Our stores perform physical inventories once a year and we have established reserves for estimating inventory shrinkage between physical inventory counts. This is done by assessing the chain-wide average shrinkage experience rate, applied to the related periods' sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

        VENDOR SUPPORT
        We receive funding from our vendors for the promotion of our brand as well as the sale of their products. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold, in accordance with Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16").

        The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we have the ability to reasonably estimate purchase volume and related vendor funding, it is possible that actual results could significantly differ from the estimated amounts.

        FREIGHT
        We incur various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a cost of merchandise sold as inventory is sold.

        During 2006, we refined our method of estimating the freight cost component of inventory based on changes in our business and operating environment which included a change in mix of goods, an increased level of importing and rapidly increasing fuel costs. This refinement provides a more appropriate matching of freight cost incurred with inventory and cost of merchandise sold. This change in estimate increased the inventory value and reduced cost of merchandise sold by approximately $2.9 million, (or $.04 per diluted share) for fiscal 2006.

SHARE-BASED PAYMENTS
We have share-based compensation plans covering certain members of management and non-employee directors. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments" using the modified prospective transition method. (See Note 2).

We estimate the fair value of stock option awards on the date of grant utilizing a modified BLACK-SCHOLES option pricing model. The BLACK-SCHOLES option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the BLACK-SCHOLES model are adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected life. We rely on historical volatility trends to estimate future volatility assumptions. Other assumptions required for estimating fair value with the BLACK-SCHOLES model are the expected risk-free interest rate and expected life of the option. The risk-free interest rates used were actual U.S. Treasury zero-coupon rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.

In addition to the key assumptions used in the Black Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. We adjust this estimate annually, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

We believe our estimates are reasonable in the context of actual (historical) experience. The impact of adopting SFAS 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALES TAX RESERVE
A portion of our sales are to tax-exempt customers. We obtain exemption information as a necessary part of each tax-exempt transaction. Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex environment of compliance. These circumstances also create some risk that we could be challenged as to the propriety of our sales tax compliance. While we believe we reasonably enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, would not have a significant liability for disallowed exemptions.

We review our past audit experience and assessments with applicable states to determine if we have potential exposure for non-compliance. Any estimated liability is based on an initial assessment of compliance risk and our to-date experience with each audit. As each audit progresses, we quantify the exposure based on preliminary assessments made by the state auditors, adjusted for additional documentation that may be provided to reduce the assessment. The reserve for these tax audits can fluctuate depending on numerous factors, including the complexity of agricultural-based exemptions, ambiguity in state tax regulations, the number of ongoing audits and the length of time required to settle with the state taxing authorities.

INSURANCE RESERVES
We self-insure a significant portion of our employee medical insurance, workers' compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values ($200,000 for employee health insurance claims, $350,000 for workers' compensation and $250,000 for general liability). The full extent of certain claims, especially workers' compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data, experience, and use of outside actuarial consultants. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results. At December 30, 2006, we had recorded net insurance reserves of $21.9 million, compared to $19.0 million at December 31, 2005.

GIFT CARDS

We have a gift card program and we issue merchandise return cards for certain return transactions. The gift cards do not expire and the merchandise return cards expire after one year. As such, we recognize a benefit when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as "breakage") or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

We recognized a benefit of $2.4 million and $0.3 million in fiscal 2006 and 2005, respectively. Of the $2.4 million recognized in the current year, $2.1 million (or $.03 per diluted share) was due to a modification of the estimation of redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general and administrative expenses and is reflected as a reduction of other accrued expenses in the accompanying Consolidated Balance Sheets.

CREDIT CARDS/ACCOUNTS RECEIVABLE

Sales generated through our private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Commerce Solutions, a division of Citigroup ("Citigroup"), consumer and business credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRE-OPENING COSTS

Non-capital expenditures incurred in connection with opening new store and distribution centers are expensed as incurred.

STORE CLOSING COSTS

We continuously evaluate the performance of our stores and periodically close those that are under-performing. We recognize store closing costs in accordance with the provisions of Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, usually in the period the store closes.

CASH AND CASH EQUIVALENTS

Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. The terms of our revolving credit agreement (the "Credit Agreement") include variable interest rates, which approximate current market rates.

INVENTORIES

Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $20.3 million and $14.2 million higher than reported at December 30, 2006 and December 31, 2005, respectively.

VENDOR CONCENTRATION

Approximately 170 vendors accounted for 80% of our purchases for fiscal 2006, with no one vendor representing more than 10% of purchases during the year.

WAREHOUSING AND DISTRIBUTION COSTS

Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Income at the time the costs are incurred.

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

CAPITALIZED SOFTWARE COSTS

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to five years. These costs are included in Computer software and hardware in the accompanying Consolidated Balance Sheets. Certain software costs not meeting the criteria for capitalization are expensed as incurred.

LEASES

Assets under capital leases are amortized in accordance with our normal depreciation policy for owned assets or over the lease term (regardless of renewal options), if shorter, and the related charge to operations included in depreciation expense in the Consolidated Statements of Income.

Certain leases include rent increases during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and record the difference between the expense charged to operations and amounts paid as a rent liability.

We occasionally receive reimbursements from landlords to be used towards improving the related store to be leased. Reimbursements are primarily for the purpose of performing work required to divide a much larger location into smaller segments, one of which we will use for our store. This work could include the addition of demising walls, separation of plumbing, utilities, electric work, entrances (front and back) and other work as required. Leasehold improvements are recorded at their gross costs including items reimbursed by landlords. Related reimbursements are amortized on a straight-line basis as a reduction of rent expense over the initial lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

We conduct a quarterly evaluation of long-lived assets for impairment or whenever circumstances indicate the carrying amount of the assets may not be recoverable. We apply the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to assets held for sale. Impairments on long-lived assets are valued on an asset-by-asset basis and recognized by reducing the carrying value of the related assets to their fair value (less costs to sell, as appropriate), when the criteria have been met for the assets to be classified as held for sale or disposal.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In the current year, we reduced goodwill by $2.1 million resulting from a final determination that this value related to acquired intangible assets, primarily the trade name of DEL'S FARM SUPPLY. Intangible assets are included in other assets in the accompanying Consolidated Balance Sheets. The weighted average estimated life of the intangible assets is approximately 17.1 years. We recognized $0.7 million in amortization expense related to intangible assets during fiscal 2006.

ADVERTISING COSTS

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses for fiscal 2006, 2005 and 2004 were approximately $53.2 million, $47.4 million and $42.2 million, respectively. Prepaid advertising costs were approximately $1.5 million and $1.6 million at December 30, 2006 and December 31, 2005, respectively.

INCOME TAXES

We account for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

NET INCOME PER SHARE

As provided by SFAS No. 128, "Earnings per Share", basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding. Diluted shares are computed using the treasury stock method for options.

FOREIGN CURRENCY TRANSLATION

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in shareholders' equity. The assets and liabilities of our store in British Columbia, which was acquired as part of the acquisition of the assets of Del's, are translated into United States dollars at year-end rates of exchange, while revenues and expense items are translated at average rates for the period.

NOTE 2 - SHARE-BASED COMPENSATION:

Effective January 1, 2006, we adopted SFAS 123(R), "Share-Based Payments", using the modified prospective method and began recognizing compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense recognized the beginning of fiscal 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price.

For fiscal 2006, the adoption of the SFAS 123(R) fair value method resulted in share-based compensation expense (a component of selling and general and administrative expenses) related to our stock plans that we would not have recognized had we continued to account for share-based compensation under APB 25 (defined below). For fiscal 2006, this share-based compensation expense lowered pre-tax income by $9.7 million, and net income by $6.1 million (or $.15 per diluted share). SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as required prior to adoption of SFAS 123(R).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Prior to January 1, 2006, we accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As we adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share as if we applied the fair value recognition provisions of SFAS 123 to options granted under our stock plans in all periods presented (in thousands). For purposes of this pro forma disclosure, the value of the options is estimated using a modified BLACK-SCHOLES option pricing model for all option grants.

                                                         2005          2004
                                                      ----------    ----------

Net income - as reported ..........................   $   85,669    $   64,069
Pro forma compensation expense, net of income taxes       (3,943)       (4,083)
                                                      ----------    ----------
Net income - pro forma ............................   $   81,726    $   59,986
                                                      ==========    ==========
Net income per share - basic:
       As reported ................................   $     2.19    $     1.68
       Pro forma ..................................   $     2.09    $     1.57
Net income per share - diluted:
       As reported ................................   $     2.09    $     1.57
       Pro forma ..................................   $     2.00    $     1.49

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, we elected to account for forfeitures at the time of valuation and reduce the pro-forma expense ratably over the period.

Effective May 4, 2006, we adopted the 2006 Stock Incentive Plan, which replaced the 2000 Stock Incentive Plan. Following the adoption of the 2006 Stock Incentive Plan, no further grants may be made under the 2000 Stock Incentive Plan.

Under our 2006 Stock Incentive Plan, options may be granted to officers, non-employee directors and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant.

Under the terms of the 2006 Stock Incentive Plan, a maximum of 2,750,000 shares are available for grant as stock options or other awards. At December 30, 2006, we had 2,736,971 shares available for future equity awards under the Company's 2006 Stock Incentive Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified BLACK-SCHOLES pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted during fiscal 2006, 2005 and 2004, as well as a summary of the methodology applied to develop each assumption, are as follows:

                                                           FISCAL YEAR
                                              ----------------------------------
                                                2006          2005         2004
                                              -------       -------      -------
Expected price volatility..................... 48.4%         48.1%        47.7%
Risk-free interest rate.......................  4.6%          3.8%         3.5%
Weighted average expected lives (in years)....  7.3           7.1          7.1
Forfeiture rate...............................  8.1%         21.8%        20.9%
Dividend yield................................  0.0%          0.0%         0.0%

        EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of the stock to calculate expected price volatility because we believe that this is the best indicator of future volatility. Prior to July 2006, we calculated weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Beginning in July 2006, we calculated daily market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.

        RISK-FREE INTEREST RATE -- This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

        WEIGHTED AVERAGE EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted generally have a maximum term of ten years. An increase in the expected life will increase compensation expense.

        FORFEITURE RATE -- This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

        DIVIDEND YIELD -- We have not made any dividend payments nor do we plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issue new shares for restricted shares when vested and for options when exercised. A summary of stock option activity is as follows:

                                                                       WEIGHTED
                                                        WEIGHTED        AVERAGE      AGGREGATE
                                                         AVERAGE       REMAINING     INTRINSIC
                                                        EXERCISE      CONTRACTUAL      VALUE
                                       OPTIONS           PRICE           TERM      (IN THOUSANDS)
                                      ----------       ---------     -----------  --------------
Outstanding at December 27, 2003       4,056,785       $    7.80
     Granted ...................         418,600           42.21
     Exercised .................        (870,622)           6.10
     Canceled ..................        (125,269)          10.30
                                      ----------

Outstanding December 25, 2004 ..       3,479,494       $   12.28
     Granted ...................         449,100           37.31

     Exercised .................      (1,089,011)           6.67
     Canceled ..................         (66,305)          25.10
                                      ----------

Outstanding December 31, 2005 ..       2,773,278       $   18.24
     Granted ...................         498,150           61.51
     Exercised .................        (809,929)          10.05
     Canceled ..................         (70,138)          42.52
                                      ----------       ---------

Outstanding December 30, 2006 ..       2,391,361       $   29.32         6.5        $   45,301
                                      ==========       =========

Vested or expected to vest at
   December 30, 2006 ...........       2,246,670       $   28.34         5.9        $   44,455

Exercisable at December 30, 2006       1,399,218       $   14.79         4.7        $   42,470


The aggregate intrinsic values in the table above represents the total difference between our closing stock price on December 30, 2006 and the option exercise price, multiplied by the number of in-the-money options as of December 30, 2006. As of December 30, 2006, total unrecognized compensation expense related to non-vested stock options is $15,746,000 with a weighted average expense recognition period of 1.9 years.

The following summarizes information concerning stock option grants during fiscal 2006, 2005 and 2004:

                                                                     2006             2005             2004
                                                                  ----------       ----------       ----------
Options granted with exercise price equal to market value:
     Weighted average exercise price .....................    $        61.07   $        36.97   $        41.57
     Weighted average fair value .........................    $        35.59   $        20.84   $        22.84
     Stock options granted ...............................           463,150          399,100          368,600

Options granted with exercise price greater than market
value: (a)
     Weighted average exercise price .....................    $        67.40   $        40.03   $        46.92
     Weighted average fair value .........................    $        21.81   $        16.10   $        17.14
     Stock options granted ...............................            35,000           50,000           50,000

----------------------
(a) According to the terms of the 2006 Stock Incentive Plan, in the case of a stockholder owning more than 10% of the outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other information relative to option activity during fiscal 2006, 2005 and 2004 is as follows (in thousands, except per share amounts):

                                                                      2006         2005         2004
                                                                    ---------    ---------     ------
Weighted average grant date fair value of stock options granted      $ 34.61      $ 20.33      $ 22.16
Total fair value of stock options vested ......................      $ 5,578      $ 8,304      $ 6,035
Total intrinsic value of stock options exercised ..............      $37,241      $41,662      $31,458

RESTRICTED STOCK - We issued 2,480 restricted shares under the 2006 Stock Incentive Plan. The shares vest over a one-year term. The status of non-vested shares as of December 30, 2006 is presented below:

                                                           GRANT DATE
          NON-VESTED SHARES                      SHARES    FAIR VALUE
          -----------------                      ------    ----------
          Non-vested at December 31, 2005            --    $      --
          Granted .......................         2,480        64.45
          Vested ........................            --           --
          Forfeited .....................            --           --
                                                 ------    ---------
          Non-vested at December 30, 2006         2,480    $   64.45
                                                 ======    =========

EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan (the "ESPP") whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 38,354, 42,065 and 41,282 shares of common stock during fiscal 2006, 2005 and 2004, respectively. The total cost related to the ESPP, including the compensation expense calculation under SFAS 123(R), was approximately $430,000, $247,000 and $220,000 in fiscal 2006, 2005 and 2004, respectively. At December 30, 2006, there were 3,346,057 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to the Company's share-based compensation plans during fiscal 2006 (provided that, as noted above, the Company adopted its 2006 Stock Incentive Plan in replacement of its 2000 Stock Incentive Plan, effective May 4, 2006).

NOTE 3 - ACQUISITION OF DEL'S FARM SUPPLY:

On November 10, 2005, the Company acquired the assets of privately-held Del's Farm Supply, Inc. ("Del's") for $17.6 million (including 16 stores) and the assumption of certain liabilities. Based in Lakewood, Washington, Del's now operates 18 stores, primarily in the Pacific Northwest, that offer a wide selection of products tailored to those who enjoy the rural lifestyle. Del's specializes in the equine, animal and pet category. The purchase price was preliminarily allocated as follows (in thousands):

                     Inventory .........         $  4,300
                     Current assets ....              803
                     Fixed assets ......            1,500
                     Goodwill ..........           12,400
                     Current liabilities           (1,400)
                                                 --------
                                                 $ 17,603
                                                 ========

The fair values of the assets and liabilities acquired were estimated at December 31, 2005 due to the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition). Upon completion of the Company's procedures, the initial estimates related to goodwill were revised (see Note 1).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CREDIT AGREEMENT:

In August 2002, we entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the "Credit Agreement"), allowing us to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004 and replaced on February 22, 2007 (see below). Both amendments included changes to certain financial covenants, primarily to provide flexibility for capital expenditures, and extended the maturity to February 27, 2008. There were no outstanding borrowings under the Credit Agreement at December 30, 2006 and $8.2 million at December 31, 2005. The balance of funds available under the Credit Agreement may be utilized for borrowings and up to $50 million for letters of credit, of which $24.9 million and $12.1 million were outstanding at December 30, 2006 and December 31, 2005, respectively. These letters of credit were issued primarily for the purchase of inventory. The Credit Agreement bears interest at either the bank's base rate (8.25% at December 30, 2006) or the London Inter-Bank Offer Rate ("LIBOR") (5.32% at December 30, 2006) plus an additional amount ranging from 0.75% to 1.5% per annum, adjusted quarterly based on our performance (0.75% at December 30, 2006). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.20% to 0.35% per annum (0.20% at December 30, 2006) and adjusted quarterly based on our performance, on the average daily unused portion of the credit line. There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. In addition, we must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage, current ratio requirements and spending limits on capital expenditures. We were in compliance with all covenants at December 30, 2006.

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank's base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at February, 2007). We will also be required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity.

This new agreement eliminates the capital expenditures, net worth and current ratio requirements from the previous Credit Agreement and requires quarterly compliance with respect to fixed charge coverage and leverage ratios.

NOTE 5 - LEASES:

We lease the majority of our office space and retail store locations, certain distribution centers, transportation equipment and other equipment under various noncancellable operating leases. The leases have varying terms and expire at various dates through 2029 and 2025 for capital leases and operating leases, respectively. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each. Some leases require the payment of contingent rent that is based upon store sales above agreed upon sales levels for the year. The sales levels vary for each store and are established in the lease agreements. Generally, most of the leases also require that we pay associated taxes, insurance and maintenance costs.

Total rent expense for fiscal 2006, 2005 and 2004 was approximately $104.3 million, $83.3 million and $68.0 million respectively. Total contingent rent expense for fiscal 2006, 2005, and 2004 was insignificant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

                                                   CAPITAL       OPERATING
                                                    LEASES         LEASES
                                                   --------       --------
      2007 ..................................      $  1,330       $103,816
      2008 ..................................           925         99,964
      2009 ..................................           578         94,067
      2010 ..................................           403         89,011
      2011 ..................................           180         84,532
      Thereafter ............................         2,794        495,993
                                                   --------       --------
      Total minimum lease payments ..........         6,210       $967,383
                                                                  ========
      Amount representing interest ..........        (2,337)
                                                   --------
      Present value of minimum lease payments         3,873
      Less:  current portion ................        (1,065)
                                                   --------
      Long-term capital lease obligations ...      $  2,808
                                                   ========

Assets under capital leases were as follows (in thousands):

                                                     2006           2005
                                                   --------       --------
      Building and improvements .............       $ 1,581       $  3,181
      Computer software and hardware ........         4,306          2,996
      Less:  accumulated depreciation and
              amortization...................        (2,156)        (2,800)
                                                    -------        -------
                                                    $ 3,731       $  3,377
                                                    =======        =======


NOTE 6 - INCOME TAXES:

The provision for income taxes, consists of the following (in thousands):

                                         2006           2005           2004
                                       --------       --------       --------
  Current tax expense:
     Federal ....................      $ 54,022       $ 56,917       $ 38,488
     State ......................         3,832          4,961          2,191
                                       --------       --------       --------
       Total current ............        57,854         61,878         40,679
                                       --------       --------       --------

  Deferred tax expense (benefit):
     Federal ....................        (2,525)       (10,513)        (3,800)
     State ......................        (1,005)        (2,222)          (842)
                                       --------       --------       --------
       Total deferred ...........        (3,530)       (12,735)        (4,642)
                                       --------       --------       --------
  Total provision ...............      $ 54,324       $ 49,143       $ 36,037
                                       ========       ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                          2006           2005
                                                        --------       --------
Current tax assets:
   Inventory valuation .............................    $  6,485       $  5,860
   Accrued employee benefit costs ..................       7,803          6,775
   Other ...........................................      10,463          4,649
                                                        --------       --------
                                                          24,751         17,284
                                                        --------       --------
Current tax liabilities:
   Inventory basis difference ......................     (13,273)        (6,205)
   Other ...........................................        (118)            --
                                                        --------       --------
                                                         (13,391)        (6,205)
                                                        --------       --------
Net current tax asset ..............................    $ 11,360       $ 11,079
                                                        ========       ========

Non-current tax assets:
   Capital lease obligation basis difference .......    $    923       $    866
   Rent expenses in excess of cash payments required      10,088         10,041
   Deferred compensation ...........................       3,453          1,203
   Other ...........................................       1,359          1,052
                                                        --------       --------
                                                          15,823         13,162
                                                        --------       --------
Non-current tax liabilities:
   Depreciation ....................................      (4,225)        (4,915)
   Capital lease assets basis difference ...........        (636)          (662)
   Other ...........................................        (183)           (55)
                                                        --------       --------
                                                          (5,044)        (5,632)
                                                        --------       --------
Net non-current tax asset (liability) ..............    $ 10,779       $  7,530
                                                        ========       ========

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and we believe that all of the deferred tax assets will more likely than not be realized through future earnings.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

                                                           2006          2005          2004
                                                         --------      --------      --------
Tax provision at statutory rate ...................      $ 50,867      $ 47,173      $ 35,037
Tax effect of:
   State income taxes, net of federal tax benefits          1,837         1,780           876
   Permanent differences ..........................         1,620           190           154
   Other ..........................................            --            --           (30)
                                                         --------      --------      --------
                                                         $ 54,324      $ 49,143      $ 36,037
                                                         ========      ========      ========


NOTE 7 - CAPITAL STOCK:

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 100,000,000 shares of Common Stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMPREHENSIVE INCOME:

Comprehensive income for each fiscal year is as follows (in thousands):

                                             2006          2005          2004
                                           --------      --------      --------
Net income - as reported ..............    $ 91,008      $ 85,669      $ 64,069
Foreign currency translation adjustment         (11)          (11)           --
                                           --------      --------      --------
Comprehensive income ..................    $ 90,997      $ 85,658      $ 64,069
                                           ========      ========      ========

NOTE 9 - NET INCOME PER SHARE:

Net income per share is calculated as follows (in thousands, except per share amounts):

                                                            2006
                                             ----------------------------------
                                               NET                     PER SHARE
                                             INCOME        SHARES       AMOUNT
                                             -------      -------      --------
Basic net income per share:
     Net income .......................      $91,008       40,016      $   2.27
     Dilutive stock options outstanding           --        1,044         (0.05)
                                             -------      -------      --------
Diluted net income per share ..........      $91,008       41,060      $   2.22
                                             =======      =======      ========


                                                            2005
                                             ----------------------------------
                                               NET                     PER SHARE
                                             INCOME        SHARES       AMOUNT
                                             -------      -------      --------
Basic net income per share:
     Net income .......................      $85,669       39,062      $   2.19
     Dilutive stock options outstanding           --        1,918         (0.10)
                                             -------      -------      --------
Diluted net income per share ..........      $85,669       40,980      $   2.09
                                             =======      =======      ========


                                                            2004
                                             ----------------------------------
                                               NET                     PER SHARE
                                             INCOME        SHARES       AMOUNT
                                             -------      -------      --------
Basic net income per share:
     Net income .......................      $64,069       38,148      $   1.68
     Dilutive stock options outstanding           --        2,541         (0.11)
                                             -------      -------      --------
Diluted net income per share ..........      $64,069       40,689      $   1.57
                                             =======      =======      ========


Anti-dilutive stock options excluded from the above calculations totaled 217,118, 19,853 and 53,559 in 2006, 2005 and 2004 respectively.

NOTE 10 - RETIREMENT BENEFIT PLANS:

We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the "Plan"), which provides retirement and other benefits for our employees. Employees become eligible at the first quarterly entry period following their fulfillment of the eligibility requirements. To be eligible, an employee must be at least 21 years of age, have completed 12 months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan. We match (in cash) 100% of the employee's elective contributions up to 3% of the employee's eligible compensation plus 50% of the employee's elective contributions from 3% to 6% of the employee's eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee's eligible compensation. All current contributions are immediately 100% vested. Company contributions in years prior to 2000 did not vest immediately and accordingly, as certain employees leave employment with the Company, they may forfeit a portion of their employer match. Company contributions, net of forfeitures, to the Plan during fiscal 2006, 2005 and 2004, were approximately $2,278,000, $1,805,000 and $1,772,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company's match. Under the deferred compensation program, the participants' salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant's account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant's (i) death, (ii) retirement,
(iii) total and permanent disability, (iv) separation from service, or (v) some other date designated by the participant at the time of the initial deferral. The Company's contributions, including accrued interest, were $403,305, $257,000 and $173,000 for fiscal 2006, 2005 and 2004, respectively.

NOTE 11 - MOVE OF CORPORATE FACILITY:

In July 2004, the Company relocated its existing Store Support Center to consolidate multiple headquarter facilities within one facility. The Company recognized incremental after-tax costs of approximately $2.1 million primarily related to remaining facility and technology lease obligations and other moving costs.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

CONSTRUCTION COMMITMENTS

We had commitments for new store construction projects totaling approximately $7.6 million at December 30, 2006.

LITIGATION

We are involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, we expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

NOTE 13 - SUBSEQUENT EVENTS:

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank's base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance. We will also be required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity. This new agreement eliminates the capital expenditures, net worth and current ratio requirements from the previous Credit Agreement and requires quarterly compliance with respect to fixed charge coverage and leverage ratios.

Also in February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $250 million of the Company's outstanding stock over an approximate three-year period. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

SHARE-BASED PAYMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. Pro forma disclosure is no longer an alternative under the new standard. We adopted SFAS 123R in fiscal 2006, as required (see Note 2 to the Consolidated Financial Statements for further information).

HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT
In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning in fiscal 2007. EITF 06-3 will not impact the method for recording and reporting these sales taxes in our Consolidated Financial statements as our policy is to exclude all such taxes from revenue.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48") to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a "more-likely-than-not" recognition threshold should be measured in order to determine the tax benefit to be recognized. We will adopt FIN 48 in fiscal 2007, as required. We currently estimate a charge to retained earnings of approximately $2 million to be recognized as the cumulative effect of adoption. Additionally, we anticipate the adoption of this pronouncement to increase our effective income tax rate in fiscal 2007 by approximately 60 basis points.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ---------------------------------------------------------------

None

ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 and the attestation report of Ernst & Young LLP on our assessment of our internal control over financial reporting are contained on pages 27 and 28, respectively, of this report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
-------- -----------------

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
-------- ------------------------------------------------------

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

The information set forth under the captions "Corporate Governance - Code of Ethics," "Item 1: Election of Directors," "Board Meetings and Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

The information set forth under the captions "Corporate Governance - Compensation Committee Interlock and Insider Participation," "Compensation of Directors", "Executive Compensation", "Compensation Discussion and Analysis", "Summary Compensation Table", "Non-Qualified Deferred Compensation", "Grants of Plan-Based Awards", "Outstanding Equity Awards At End of Fiscal Year", "Option Exercises and Stock Vested Table", "Potential Payments Upon Termination or Change in Control", and "Stock Performance Chart" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
-------- ------------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 30, 2006, under which equity securities are authorized for issuance, aggregated as follows:

                                      NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE
                                        ISSUED UPON EXERCISE OF       EXERCISE PRICE OF      NUMBER OF SECURITIES
                                          OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      REMAINING AVAILABLE
PLAN CATEGORY                            WARRANTS, AND RIGHTS        WARRANTS AND RIGHTS      FOR FUTURE ISSUANCE
-------------                            --------------------        -------------------      -------------------

EQUITY COMPENSATION PLANS APPROVED
BY SECURITY HOLDERS:
----------------------------------
   2006 Stock Incentive Plan ........            23,130                   $   43.08                2,736,971
   2000 Stock Incentive Plan ((1)) ..         1,951,225                       31.33                       --
   1994 Stock Option Plan ((1)) .....           419,486                       18.78                       --
   Employee Stock Purchase Plan ((2))                --                          --                3,346,057
   Equity Compensation Plans not
     approved by security holders ...                --                          --                       --
                                              ---------                   ---------                ---------

Total ...............................         2,393,841                   $   29.25                6,083,028
                                              =========                   =========                =========


-------------------
(1) The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.
(2)     Represents shares available as of December 31, 2006.

The information set forth in Note 2 to the "Notes to Consolidated Financial Statements" contained in this Report, provides further information with respect to the material features of each plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE
-------- ------------------------------------------------------------

The information set forth under the captions "Item 1 - Election of Directors", "Corporate Governance" and "Related-Party Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2007 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------- --------------------------------------

The information set forth under the caption "Item 2 - Ratification of Reappointment of Independent Auditor" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2007, is incorporated herein by reference.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
-------- ------------------------------------------

(a)(1)   FINANCIAL STATEMENTS

         See Consolidated Financial Statements under Item 8 on pages 25 through 48 of this Report.

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)   EXHIBITS

         The exhibits listed in the Index to Exhibits, which appears on pages 53 through 57 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRACTOR SUPPLY COMPANY

 Date:  February 28, 2007              By: /s/ Anthony F. Crudele
                                           -------------------------------------
                                           Anthony F. Crudele
                                           Senior Vice President-Chief Financial
                                           Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                           DATE
        ---------                          -----                           ----

  /s/ Anthony F. Crudele           Senior Vice President - Chief      February 28, 2007
  ---------------------------      Financial Officer and Treasurer
  Anthony F. Crudele               (Principal Financial and
                                   Accounting Officer)

  /s/ James F. Wright              President and Chief Executive     February 28, 2007
  ---------------------------      Officer and Director
  James F. Wright                  (Principal Executive Officer)

  /s/ Joseph H. Scarlett, Jr.      Chairman of the Board             February 28, 2007
  ---------------------------
  Joseph H. Scarlett, Jr.

  /s/ Jack C. Bingleman            Director                          February 28, 2007
  ---------------------------
  Jack C. Bingleman

  /s/ S.P. Braud                   Director                          February 28, 2007
  ---------------------------
  S.P. Braud

  /s/ Cynthia T. Jamison           Director                          February 28, 2007
  ---------------------------
  Cynthia T. Jamison

  /s/Gerard E. Jones               Director                          February 28, 2007
  ---------------------------
  Gerard E. Jones

  /s/ Joseph D. Maxwell            Director                          February 28, 2007
  ---------------------------
   Joseph D. Maxwell

  /s/ Edna K. Morris               Director                          February 28, 2007
  ---------------------------
  Edna K. Morris

  /s/ Sam K. Reed                  Director                          February 28, 2007
  ---------------------------
  Sam K. Reed

  /s/ Joe M. Rodgers               Director                          February 28, 2007
  ---------------------------
  Joe M. Rodgers

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

        10.18 Second Amendment to Revolving Credit Agreement, dated as of September 30, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2004, Commission File No. 000-23314, and incorporated herein by reference.)

        10.19 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as
                Exhibit 10.76 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

        10.20 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit
                10.77 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

        10.21 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Gerald W. Brase (filed as Exhibit
                10.78 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

        10.22 Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit
                10.80 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

        10.23 Change in Control Agreement dated October 31, 2005 between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit
                10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

        10.24 Change in Control Agreement between Tractor Supply Company and Blake A. Fohl effective November 10, 2006 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on November 17, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

        10.25 Change in Control Agreement between Tractor Supply Company and Kimberly D. Vella effective November 10, 2006 (filed as Exhibit
                10.2 to Registrant's Current Report on

                Form 8-K, filed with the Commission on November 17, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

        10.26 Transition and Separation Agreement dated February 17, 2006 between Tractor Supply Company and Calvin B. Massmann (filed as
                Exhibit 10.1 to Registrant's Current Report on Form 8-K, Registration No. 000-23314 filed with the Commission on February 21, 2006, and incorporated herein by reference).+

        10.27 Lease Agreement dated September 26, 2003 between Tractor Supply Company and Duke Realty Limited (filed as Exhibit 10.52 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

        10.28 First Amendment, dated December 22, 2003 to the Tractor Supply Company 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

        10.29 Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.30 Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

        10.31 Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

        10.32 Form of Stock Option Agreement (filed as Exhibit 10.46 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

        10.33 Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on April 25, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

        10.34 Form of Stock Option Agreement (filed as Exhibit 10.44 to Registrant's Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference.)+

        10.35 First Amendment, dated April 27, 2006 to the 2006 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed with the Commission on April 27, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

        10.36* Third Amendment to the Tractor Supply Company 1994 Stock Option Plan, effective February 8, 2007. +

        10.37* Second Amendment to the Tractor Supply Company 2000 Stock Incentive Plan, effective February 8, 2007. +

        10.38* Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007.+

        10.39*  Form of Stock Option Agreement.+

        10.40* Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

        23.1*   Consent of Ernst & Young LLP

        31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1* Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
-----
  *       Filed herewith
  +       Management contract or compensatory plan or arrangement