Form 10-Q
period 2007-03-31
TRACTOR SUPPLY CO /DE/
filed 2007-05-10
CIK 916365

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 366-4600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X        NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer X	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ___     NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2007
Common Stock, $.008 Par Value	39,736,525

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 30,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$35,786	$37,605
Inventories	722,928	594,851
Prepaid expenses and other current assets	32,458	37,007
Deferred income taxes	10,952	11,360
Total current assets	802,124	680,823

Property and equipment:
Land	21,805	19,495
Buildings and improvements	252,159	248,063
Furniture, fixtures and equipment	151,288	146,128
Computer software and hardware	48,520	46,853
Construction in progress	15,473	15,404
	489,245	475,943
Accumulated depreciation and amortization	(183,270)	(174,339)
Property and equipment, net	305,975	301,604

Goodwill	10,258	10,288
Deferred income taxes	10,281	10,779
Other assets	7,309	5,976
Total assets	$1,135,947	$1,009,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$336,280	$240,383
Other accrued expenses	110,551	111,721
Current portion of capital lease obligations	975	1,065
Income taxes currently payable	1,934	11,550
Total current liabilities	449,740	364,719

Revolving credit loan	53,418	--
Capital lease obligations, less current maturities	2,602	2,808
Straight line rent liability	25,870	24,399
Other long-term liabilities	18,991	18,640
Total liabilities	550,621	410,566

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--
Common stock, 100,000,000 shares authorized; $.008 par value; 40,343,447 shares issued and 39,929,955 shares outstanding at March 31, 2007 and 40,281,732 shares issued and outstanding at December 30, 2006	323	322
Additional paid-in capital	133,860	129,249
Treasury stock, at cost, 413,492 shares	(21,332)	--
Accumulated other comprehensive loss	(26)	(22)
Retained earnings	472,501	469,355
Total stockholders’ equity	585,326	598,904

Total liabilities and stockholders’ equity	$1,135,947	$1,009,470

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 31,	April 1,
	2007	2006
	(Unaudited)

Net sales	$559,832	$465,547

Cost of merchandise sold	391,652	323,552

Gross profit	168,180	141,995

Operating expenses:
Selling, general and administrative	147,187	130,631
Depreciation and amortization	12,013	9,623

Operating income	8,980	1,741

Interest expense, net	925	907

Income before income taxes	8,055	834

Income tax expense	3,056	309

Net income	$4,999	$525

Net income per share - basic	$0.12	$0.01

Net income per share - assuming dilution	$0.12	$0.01

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Stockholders’ equity at December 30, 2006	$322	$129,249		$(22)	$469,355	$598,904

Cumulative effect of change in accounting
principle (Note 8)					(1,853)	(1,853)
Issuance of common stock under employee
stock purchase plan (11,503) shares		514				514
Exercise of stock options (50,212 shares)	1	855				856
Tax benefit on disqualifying dispositions of
stock options		579				579
Stock compensation		2,663				2,663
Repurchase of common stock (413,492 shares)			$(21,332)			(21,332)
Foreign currency translation adjustment				(4)		(4)
Net income					4,999	4,999

Stockholders’ equity at March 31, 2007	$323	$133,860	$(21,332)	$(26)	$472,501	$585,326

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 31,	April 1,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$4,999	$525
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,013	9,623
Loss on sale of property and equipment	289	116
Stock compensation expense	2,663	1,860
Deferred income taxes	(1,406)	(1,574)
Change in assets and liabilities:
Inventories	(128,077)	(164,264)
Prepaid expenses and other current assets	4,453	6,485
Accounts payable	95,897	127,715
Other accrued expenses	(808)	(6,215)
Income taxes currently payable	(9,616)	(6,747)
Other	476	2,765

Net cash used in operating activities	(19,117)	(29,711)

Cash flows from investing activities:
Capital expenditures	(16,411)	(18,607)
Proceeds from sale of property and equipment	87	44
Other	--	(746)

Net cash used in investing activities	(16,324)	(19,309)

Cash flows from financing activities:
Borrowings under revolving credit agreement	236,664	164,680
Repayments under revolving credit agreement	(183,246)	(108,190)
Tax benefit on stock option exercises	462	6,270
Principal payments under capital lease obligations	(296)	(343)
Repurchase of common stock	(21,332)	--
Net proceeds from issuance of common stock	1,370	5,021

Net cash provided by financing activities	33,622	67,438

Net increase (decrease) in cash and cash equivalents	(1,819)	18,418

Cash and cash equivalents at beginning of period	37,605	21,203

Cash and cash equivalents at end of period	$35,786	$39,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$585	$694
Income taxes	12,658	1,595

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$--	$1,461

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

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

We experience our highest inventory and accounts payable balances during the first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

Note 2 - Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2007 presentation. Inventories in-transit and inventory initially consigned but ultimately purchased have been included in the inventory and accounts payable balances in the consolidated balance sheets. Discount fees on our proprietary credit card have been reclassified from operating expenses into cost of merchandise sold in the consolidated statements of income.

Note 3 - Inventories:

Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $21.6 million and $20.3 million higher than reported at March 31, 2007 and December 30, 2006, respectively.

Note 4 - Share-Based Compensation:

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) (adopted in fiscal 2006), we recognize compensation expense for share-based payments based on the fair value of the awards, using the modified prospective method. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. For the first quarter of fiscal 2007 and 2006, share-based compensation expense lowered pre-tax income by $2.7 million and $1.9 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2006 Stock Incentive Plan, options may be granted to officers, non-employee directors and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. In the case of a stockholder owning more than 10% of our outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility.

The following summarizes information concerning stock option grants during the first quarter of fiscal 2007 and 2006:

	Three months ended
	March 31, 2007	April 1, 2006

Stock options granted	414,850	436,600
Weighted average exercise price	$46.17	$61.88
Weighted average fair value	$19.41	$34.62

The weighted average key assumptions used in determining the fair value of options granted in the three months ended March 31, 2007 and April 1, 2006 are as follows:

	Three months ended
	March 31, 2007	April 1, 2006
Expected price volatility	41.6%	48.4%
Risk-free interest rate	4.7%	4.6%
Weighted average expected lives in years	4.7	7.2
Forfeiture rate	6.0%	16.1%
Dividend yield	0.0%	0.0%

As of March 31, 2007, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $23,256,675 with a weighted average expense recognition period of 2.06 years.

Restricted Stock Units

During the first quarter of 2007, we issued 59,500 restricted stock units which vest over a three-year term and had a grant date fair value of $46.17.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 11,503 and 8,869 shares of common stock during the first quarter of fiscal 2007 and 2006, respectively. Total stock compensation expense related to the ESPP was approximately $113,000 and $61,000 during the first fiscal quarter of 2007 and 2006, respectively. At March 31, 2007, there were 3,334,554 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the three months ended March 31, 2007.

Note 5 - Net Income Per Share:

We present both basic and diluted earning per share (“EPS”) on the face of the consolidated statements of income. As provided by SFAS 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and warrants.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended March 31, 2007			Three months ended April 1, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$4,999	40,228	$0.12	$525	39,698	$0.01

Dilutive stock options outstanding		855			1,318

Diluted net income per share:
Net income	$4,999	41,083	$0.12	$525	41,016	$0.01

Note 6 - Credit Agreement:

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 31, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 31, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.

Note 7 - Treasury Stock:

In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million of common stock over an approximate three-year period. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.

We repurchased 413,492 shares under the share repurchase program during the first fiscal quarter of 2007. The total cost of the share repurchases was $21.3 million. As of March 31, 2007, we had remaining authorization under the share repurchase program of $178.7 million.

Note 8 - Accounting for Uncertainty in Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.

We have adopted the provisions of FIN 48 in fiscal 2007, as required. As a result we have currently charged retained earning approximately $1.9 million for the cumulative effect of adoption including interest. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million. In addition, we will recognize current interest accrued related to these uncertain tax positions as an operating expense.

Note 9 - New Accounting Pronouncements:

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 was adopted as required in fiscal 2007. EITF 06-3 does not impact the method for recording and reporting these sales taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2008), and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

Note 10 - Commitments and Contingencies:

Construction commitments

We had commitments for new store construction projects totaling approximately $7.5 million at March 31, 2007.

Litigation

We are involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, our management expects these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis describes certain factors affecting our results of operations for the fiscal three month periods ended March 31, 2007 and April 1, 2006 and significant developments affecting our financial condition since the end of the fiscal year ended December 30, 2006, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

We experience our highest inventory and accounts payable balances during the first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

As with any business, many aspects of our operations are subject to influences outside our control. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve our management information systems and the seasonality of our business. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 31, 2007 and April 1, 2006

Net sales increased 20.3% to $559.8 million for the first quarter of 2007 from $465.5 million for the first quarter of 2006. The net sales increase resulted primarily from the addition of new stores and same-store sales improvement of 8.5%. Our same-store sales improvement was strongest in winter-related merchandise such as insulated outerwear, snow removal and heating products as well as in the apparel and animal health categories. These results were driven primarily by cold weather during January and February in the northern and midwestern states.

During the first quarter of 2007, we opened a total of 22 new stores compared to 29 stores in the first quarter of 2006. We also relocated seven stores in the first quarter of 2007 compared to five store relocations in the first quarter of 2006. We operated 698 stores as of the end of the first quarter of 2007 compared to 624 stores as of the end of the first quarter of 2006.

The following chart indicates the average percentage of sales represented by each of our major product categories during the first quarter of fiscal 2007 and 2006:

	Three months ended
Product Category:	March 31, 2007	April 1, 2006
Livestock and pet	37%	37%
Seasonal products	22	22
Hardware and tools	17	17
Clothing and footwear	9	8
Truck, trailer and towing	9	9
Agricultural	6	7
Total	100%	100%

Gross profit increased 18.4% to 168.2 million for the first quarter of 2007 from $142.0 million for the first quarter of 2006. As a percent of sales, gross profit decreased 50 basis points to 30.0% compared to 30.5% in the first quarter of 2006, largely as a result of seasonal markdowns, product mix and increased freight costs.

Selling, general and administrative (“SG&A”) expenses decreased 170 basis points to 26.3% of sales in the first quarter of 2007 compared to 28.0% of sales in the first quarter of 2006. The expense leverage is a result of the increased sales and a planned decrease in pre-opening and marketing expenses, some of which will shift into the second quarter.

Depreciation and amortization expense increased to $12.0 million in the first quarter of 2007 from $9.6 million in the first quarter of 2006, as the result of new store growth and capital costs for infrastructure and technology.

Interest expense for the first quarter of 2007 remained consistent with the prior year at $0.9 million. Our effective income tax rate increased to 37.9% in the first quarter of 2007 compared with 37.1% for the first quarter of 2006 primarily due to state taxes relating to the composition of income among the states and the adoption of FIN 48 relating to uncertainties in income tax positions. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.

We have adopted the provisions of FIN 48 in fiscal 2007, as required. As a result we have currently charged retained earning approximately $1.9 million for the cumulative effect of adoption including interest. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million. In addition, we will recognize current interest accrued related to these uncertain tax positions as an operating expense.

As a result of the foregoing factors, net income for the first quarter of 2007 increased $4.5 million to $5.0 million from $0.5 million in the first quarter of 2006. Net income, as a percent of sales, increased 80 basis points to 0.9% for the first quarter of 2007. Net income per diluted share was $0.12 for the first quarter of 2007 compared to $0.01 for the first quarter of 2006.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.

At March 31, 2007, we had working capital of $352.4 million, a $36.3 million increase from December 30, 2006. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	March 31, 2007	Dec. 30, 2006	Variance
Current assets:
Cash and cash equivalents	$35.8	$37.6	$(1.8)
Inventories	722.9	594.9	128.0
Prepaid expenses and other current assets	32.5	37.0	(4.5)
Deferred income taxes	10.9	11.3	(0.4)
	802.1	680.8	121.3
Current liabilities:
Accounts payable	336.3	240.4	95.9
Other accrued expenses	110.5	111.7	(1.2)
Income taxes currently payable	1.9	11.5	(9.6)
Current portion of capital lease obligations	1.0	1.1	(0.1)
	449.7	364.7	85.0
Working capital	$352.4	$316.1	$36.3

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and an increase in average inventory per store due to increased sales expectations, planned merchandising initiatives and the typical seasonal growth in inventory levels. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

Operations used net cash of $19.1 million and $29.7 million in the first quarter of 2007 and 2006, respectively. The $10.6 million improvement in net cash used in 2007 over 2006 is due to changes in the following operating activities (in millions):

	Three months ended
	March 31, 2007	April 1, 2006	Variance
Net income	$5.0	$0.5	$4.5
Inventories and accounts payable	(32.2)	(36.5)	4.3
Prepaid expenses and other current assets	4.5	6.5	(2.0)
Other acccrued expenses	(0.8)	(6.2)	5.4
Income taxes currently payable	(9.6)	(6.7)	(2.9)
Other, net	14.0	12.7	1.3
Net cash used in operations	$(19.1)	$(29.7)	$10.6

The improvement in net cash used in operations in the first quarter of 2007 compared with the first quarter of 2006 is primarily due to strong sales performance and the timing of payments. The decrease in cash used for inventory results from a partial build of seasonal stock levels prior to the beginning of fiscal 2007. The decrease in cash used for accrued expenses was primarily due to the timing of the accruals and the related payment of those accruals.

Investing activities used $16.3 million and $19.3 million in the first quarter of 2007 and 2006, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures (including equipment acquired under capital leases) for the first three months of fiscal 2007 and 2006 were as follows (in millions):

	Three months ended
	March 31, 2007	April 1, 2006
New/relocated stores and stores not yet opened	$8.4	$13.8
Existing stores	6.7	4.4
Distribution center capacity and improvements	0.8	0.7
Information technology	0.3	1.1
Corporate and other	0.2	0.1
	$16.4	$20.1

The above table reflects 29 new/relocated stores in the first quarter of 2007, compared to 34 during the first quarter of 2006.

Financing activities provided $33.6 million and $67.4 million in the first quarter of 2007 and 2006, respectively. This reduction in net cash provided is largely due to the repurchase of shares of common stock, as well as a reduction in the tax benefit on stock option exercises. We had approximately $171.4 million and $74.2 million available for future borrowings, net of outstanding letters of credit, under our revolving credit agreement at March 31, 2007 and April 1, 2006, respectively.

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 31, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 31, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.

We believe that our cash flow from operations, borrowings available under our revolving credit agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store openings and renovations, over the next several years.

Share Repurchase Program

In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock over an approximate three-year period. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The program may be limited or terminated at any time without prior notice.

In the first quarter of 2007, we repurchased 413,492 shares of our common stock, at a total cost of $21.3 million. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. Leasing buildings and equipment for retail stores and offices rather than acquiring these significant assets allows us to utilize financial capital to operate the business rather than maintain assets. Letters of credit allow us to purchase inventory in a timely manner.

We had outstanding letters of credit of $25.2 million at March 31, 2007.

Significant Contractual Obligations and Commercial Commitments

There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2006.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-     Revenue recognition and sales returns                                                         -     Inventory valuation
-     Insurance reserves                                                                                            -     Sales tax reserve
-     Share-based payments

See Note 1 to the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our revolving credit agreement (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (8.25% and 7.75% at March 31, 2007 and April 1, 2006, respectively) or LIBOR (5.32% and 4.83% at March 31, 2007 and April 1, 2006, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at March 31, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at March 31, 2007). See Note 6 of Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Although we cannot accurately determine the precise effect of inflation on our operations, we believe our sales and results of operations have been affected by inflation. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials continue to increase consumer demand may fall and/or we may not be able to pass all such increases on to our customers and, as a result, sales and/or gross margins could decline. Our strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our gross margin.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various litigation matters arising in the ordinary course of business. After consultation with legal counsel, management expects these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock over an approximate three-year period. Stock repurchase activity during the first quarter of 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Fiscal January 2007	--	$--	--	$--
Fiscal February 2007	--	--	--	--
Fiscal March 2007	413,492	51.59	413,492	178,668,000
As of March 31, 2007	413,492		413,492	$178,668,000

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

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

TRACTOR SUPPLY COMPANY

Date: May 10, 2007	By: /s/ Anthony F. Crudele
Anthony F. Crudele Senior Vice President - Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)