Form 10-Q
period 2007-06-30
TRACTOR SUPPLY CO /DE/
filed 2007-08-09
CIK 916365

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2007
Common Stock, $.008 par value	39,070,014

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 30,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,404	$37,605
Inventories	692,388	594,851
Prepaid expenses and other current assets	40,173	37,007
Deferred income taxes	6,999	11,360
Total current assets	782,964	680,823

Property and equipment:
Land	21,707	19,495
Buildings and improvements	255,888	248,063
Furniture, fixtures and equipment	163,484	146,128
Computer software and hardware	44,957	46,853
Construction in progress	30,164	15,404
	516,200	475,943
Accumulated depreciation and amortization	(194,737)	(174,339)
Property and equipment, net	321,463	301,604

Goodwill	10,258	10,288
Deferred income taxes	15,059	10,779
Other assets	6,069	5,976

Total assets	$1,135,813	$1,009,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,517	$240,383
Other accrued expenses	110,237	111,721
Current portion of capital lease obligations	896	1,065
Income taxes currently payable	17,574	11,550
Total current liabilities	489,224	364,719

Revolving credit loan	--	--
Capital lease obligations, less current maturities	2,410	2,808
Straight-line rent liability	27,773	24,399
Other long-term liabilities	22,063	18,640
Total liabilities	541,470	410,566

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--
Common stock, 100,000,000 shares authorized; $.008 par value; 40,506,299 shares issued and 39,286,707 shares outstanding at June 30, 2007 and 40,281,732 shares issued and outstanding at December 30, 2006	324	322
Additional paid-in capital	141,481	129,249
Treasury stock - at cost, 1,219,592 shares	(63,720)	--
Accumulated other comprehensive loss	--	(22)
Retained earnings	516,258	469,355
Total stockholders’ equity	594,343	598,904

Total liabilities and stockholders’ equity	$1,135,813	$1,009,470

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended		For the fiscal six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Unaudited)		(Unaudited)

Net sales	$790,929	$714,944	$1,350,761	$1,180,492

Cost of merchandise sold	540,505	490,437	932,157	813,989

Gross margin	250,424	224,507	418,604	366,503

Selling, general and administrative expenses	166,959	144,996	314,146	275,627
Depreciation and amortization	12,357	10,580	24,370	20,203

Operating income	71,108	68,931	80,088	70,673

Interest expense, net	604	647	1,529	1,554

Income before income taxes	70,504	68,284	78,559	69,119

Income tax expense	26,747	25,357	29,803	25,667

Net income	$43,757	$42,927	$48,756	$43,452

Net income per share - basic	$1.10	$1.07	$1.22	$1.09

Net income per share - diluted	$1.08	$1.05	$1.19	$1.06

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Stockholders’ equity at December 30, 2006	$322	$129,249	$--	$(22)	$469,355	$598,904

Cumulative effect of change in accounting principle (Note 8)					(1,853)	(1,853)
Issuance of common stock under employee stock purchase plan (24,654 shares)		1,102				1,102
Exercise of stock options (199,913 shares)	2	2,758				2,760
Tax benefit on disqualifying dispositions of stock options		2,893				2,893
Stock compensation		5,479				5,479
Repurchase of common stock (1,219,592 shares)			(63,720)			(63,720)
Foreign currency translation adjustment				22		22
Net income					48,756	48,756

Stockholders’ equity at June 30, 2007	$324	$141,481	$(63,720)	$0	$516,258	$594,343

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal six months ended
	June 30, 2007	July 1, 2006
	(Unaudited)
Cash flows from operating activities:
Net income	$48,756	$43,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,370	20,203
Gain on sale of property and equipment	(281)	(113)
Stock compensation expense	5,479	4,465
Deferred income taxes	81	(7,441)
Change in assets and liabilities:
Inventories	(97,537)	(124,518)
Prepaid expenses and other current assets	(3,154)	1,738
Accounts payable	120,134	92,545
Other accrued expenses	(1,025)	2,648
Income taxes currently payable	6,024	20,308
Other	4,683	5,100

Net cash provided by operating activities	107,530	58,387

Cash flows from investing activities:
Capital expenditures	(44,702)	(41,313)
Proceeds from sale of property and equipment	963	1,302
Other	--	(746)

Net cash used in investing activities	(43,739)	(40,757)

Cash flows from financing activities:
Borrowings under revolving credit agreement	356,193	207,129
Repayments under revolving credit agreement	(356,193)	(215,341)
Tax benefit of stock options exercised	2,433	6,881
Principal payments under capital lease obligations	(567)	(629)
Repurchase of common stock	(63,720)	--
Net proceeds from issuance of common stock	3,862	6,481

Net cash provided by (used in) financing activities	(57,992)	4,521

Net increase in cash and cash equivalents	5,799	22,151

Cash and cash equivalents at beginning of period	37,605	21,203

Cash and cash equivalents at end of period	$43,404	$43,354

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$1,239	$1,466
Income taxes	21,230	5,113

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$--	$1,461

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

Typically, we experience our highest inventory and accounts payable balances during our first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.

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

Note 3 - Inventories:

The value of our inventory is determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $20.9 million and $20.3 million higher than reported at June 30, 2007 and December 30, 2006, respectively.

Note 4 - Share-Based Payments:

Pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) (adopted in fiscal 2006), we recognize compensation expense for share-based payments based on the fair value of the awards, using the modified prospective method. Share-based payments include stock option grants and transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. Share-based compensation expense lowered pre-tax income by $2.8 million and $2.6 million for the second quarter of fiscal 2007 and 2006, respectively and $5.5 million and $4.5 million for the first six months of fiscal 2007 and 2006, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

The following summarizes information concerning stock option grants during fiscal 2007 and 2006:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock options granted	22,600	38,900	437,450	475,500
Weighted average exercise price	$51.56	$64.45	$46.44	$62.09
Weighted average fair value	$22.19	$37.91	$19.56	$34.89

As of June 30, 2007, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $21,516,048 with a weighted average expense recognition period of 1.63 years.

Restricted Stock Units

During the first six months of 2007, we issued 62,997 restricted stock units which vest over an approximate three-year term and had a grant date weighted average fair value of $46.46.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 24,654 and 18,501 shares of common stock during the first six months of fiscal 2007 and 2006, respectively. Total stock compensation expense related to the ESPP was approximately $68,000 and $92,000 during the first six months of 2007 and 2006, respectively. At June 30, 2007, there were 3,321,403 shares of common stock reserved for future issuance under the ESPP.

There were no modifications to our share-based compensation plans during the six months ended June 30, 2007.

Note 5 - Net Income Per Share:

We present both basic and diluted earning per share (“EPS”) on the face of the consolidated statements of income. As provided by SFAS 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for shares issuable upon exercise of options and vesting of restricted stock.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended June 30, 2007			Three months ended July 1, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$43,757	39,617	$1.10	$42,927	39,966	$1.07

Dilutive stock options and restricted stock outstanding		962	(0.02)		1,123	(0.02)

Diluted net income per share:
Net income	$43,757	40,579	$1.08	$42,927	41,089	$1.05

	Six months ended June 30, 2007			Six months ended July 1, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$48,756	39,922	$1.22	$43,452	39,832	$1.09

Dilutive stock options and restricted stock outstanding		979	(0.03)		1,221	(0.03)

Diluted net income per share:
Net income	$48,756	40,901	$1.19	$43,452	41,053	$1.06

Note 6 - Credit Agreement:

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under our previous credit facility. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 30, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 30, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We are in compliance with all covenants at June 30, 2007.

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

We repurchased 806,100 and 1,219,592 shares under the share repurchase program during the second quarter and first six months of 2007, respectively. The total cost of the share repurchases was $42.4 million and $63.7 million during the second quarter and first six months of 2007, respectively. As of June 30, 2007, we had remaining authorization under the share repurchase program of $136.3 million.

Note 8 - Accounting for Uncertainty in Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, nor state and local income tax examinations for years before 2002.

We adopted the provisions of FIN 48 in fiscal 2007, as required. As a result, we charged approximately $1.9 million to retained earnings for the cumulative effect of adoption, including interest. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would increase the effective tax rate, is $2.3 million. In addition, we will recognize current interest accrued related to these uncertain tax positions as interest expense.

Note 9 - New Accounting Pronouncements:

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. We adopted the provisions of EITF 06-3, as required, in fiscal 2007. EITF 06-3 does not impact the method for recording and reporting these sales taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (our fiscal year 2008). We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

Note 10 - Commitments and Contingencies:

Construction commitments

We had commitments for new store construction projects totaling approximately $8.7 million at June 30, 2007.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis describes certain factors affecting our results of operations for the fiscal three and six month periods ended June 30, 2007 and July 1, 2006 and significant developments affecting our financial condition since the end of the fiscal year ended December 30, 2006, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

Typically, we experience our highest inventory and accounts payable balances during the first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

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

Results of Operations

Fiscal Three Months (Second Quarter) and Six Months Ended June 30, 2007 and July 1, 2006

Net sales increased 10.6% to $790.9 million for the second quarter of 2007 from $714.9 million for the second quarter of 2006. Net sales increased 14.4% to $1,350.8 million for the first six months of fiscal 2007 from $1,180.5 million for the first six months of fiscal 2006. The net sales increase resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 1.0% and 3.9% for the second quarter and first six months, respectively. Our second quarter same-store sales improvements were strongest in the apparel and animal health categories, but were largely offset by lower than expected performance in seasonal riding mowers.

We opened 20 new stores during the second quarter and 42 stores during the first six months of fiscal 2007, compared to 17 and 46 stores opened during the second quarter and first six months of 2006, respectively. We did not relocate any stores in the second quarter of 2007 compared to six store relocations during the second quarter of 2006. For the first six months of 2007, we relocated seven stores compared to 11 relocations in the first six months of 2006. We also sold our store in Canada (which was acquired in the November 2005 acquisition of Del’s Farm Supply) during the second quarter of fiscal 2007. We operated 717 stores at June 30, 2007 as compared to 641 stores at July 1, 2006.

The following chart indicates the average percentage of sales represented by each of our major product categories during the second quarter and first six months of fiscal 2007 and 2006:

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Livestock and Pet	31%	30%	33%	33%
Seasonal Products	31	32	27	28
Hardware and Tools	13	13	15	15
Clothing and Footwear	6	5	7	6
Truck and Towing	9	9	9	9
Agriculture	10	11	9	9
Total	100%	100%	100%	100%

Gross margin for the second quarter and the first six months of fiscal 2007 was $250.4 million and $418.6 million, respectively. This represents an increase of 11.5% and 14.2%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 31.7% for the second quarter of fiscal 2007 compared to 31.4% for the comparable period in fiscal 2006. The improvement in gross margin for the quarter resulted from more favorable product mix and improved product sourcing. For the first six months of fiscal 2007, the gross margin rate was consistent with the comparable period in the prior year at 31.0% of sales.

Selling, general and administrative (“SG&A”) expenses increased 80 basis points to 21.1% of sales in the second quarter of fiscal 2007 from 20.3% of sales in the second quarter of fiscal 2006. This second quarter increase was primarily attributable to a shift in comparable marketing expenses from the first quarter as well as higher occupancy costs resulting from continued store expansion and increased costs at our distribution centers to handle more imports and additional inventory for new initiatives through the supply chain. SG&A expenses for the first six months of fiscal 2007 remained consistent with the first six months of fiscal 2006 at 23.3% of sales.

Depreciation and amortization expense increased 10 basis points to 1.6% of sales in the second quarter of fiscal 2007 from 1.5% in the second quarter of fiscal 2006. As a percent of sales, depreciation and amortization expense increased 10 basis points to 1.8% in the first six months of fiscal 2007 from 1.7% in the first six months of fiscal 2006. The increases were related directly to new store growth and capital costs for infrastructure and technology.

Interest expense for the second quarter of 2007 remained consistent with the prior year at $0.6 million. For the first six months of fiscal 2007, interest expense decreased slightly to $1.5 million compared to $1.6 million for the comparable period in fiscal 2006. Our effective income tax rate increased to 37.9% in the second quarter and first six months of fiscal 2007 compared with 37.1% for the second quarter and first six months of fiscal 2006 primarily due to state taxes relating to the composition of income among the states and the adoption of FIN 48 relating to uncertainties in income tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.

We adopted the provisions of FIN 48 in fiscal 2007, as required. As a result, we charged approximately $1.9 million to retained earning for the cumulative effect of adoption including interest. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million. In addition, we recognize current interest accrued related to these uncertain tax positions as interest expense.

As a result of the foregoing factors, net income for the second quarter and first six months of fiscal 2007 increased $0.9 million and $5.3 million, respectively, to $43.8 million and $48.8 million from $42.9 million and $43.5 million in the second quarter and first six months of fiscal 2006, respectively. Net income, as a percent of sales, decreased 50 basis points to 5.5% for the second quarter of fiscal 2007 compared to 6.0% in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net income as a percent of sales decreased 10 basis points to 3.6% for fiscal 2007 compared to 3.7% for the first six months of fiscal 2006. Net income per diluted share increased to $1.08 and $1.19 for the second quarter and the first six months of fiscal 2007, respectively, from $1.05 and $1.06 for the second quarter and the first six months of fiscal 2006, respectively.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.

At June 30, 2007, we had working capital of $293.8 million, a $22.3 million decrease from December 30, 2006. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	June 30, 2007	Dec. 30, 2006	Variance
Current assets:
Cash and cash equivalents	$43.4	$37.6	$5.8
Inventories	692.4	594.9	97.5
Prepaid expenses and other current assets	40.2	37.0	3.2
Other, net	7.0	11.3	(4.3)
	783.0	680.8	102.2
Current liabilities:
Accounts payable	360.5	240.4	120.1
Accrued expenses	110.2	111.7	(1.5)
Income tax currently payable	17.6	11.5	6.1
Other, net	0.9	1.1	(0.2)
	489.2	364.7	124.5
Working capital	$293.8	$316.1	$(22.3)

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and an increase in average inventory per store due to increased sales expectations and planned merchandising initiatives. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.

Operations provided net cash of $107.5 million and $58.4 million in the first six months of fiscal 2007 and fiscal 2006, respectively. The $49.1 million increase in net cash provided in 2007 over 2006 is primarily due to changes in the following operating activities (in millions):

	Six months ended
	June 30, 2007	July 1, 2006	Variance
Net income	$48.8	$43.5	$5.3
Inventories and accounts payable	22.6	(32.0)	54.6
Prepaid expenses and other current assets	(3.2)	1.7	(4.9)
Accrued expenses	(1.0)	2.6	(3.6)
Income taxes currently payable	6.0	20.3	(14.3)
Other, net	34.3	22.3	12.0
Net cash provided by operations	$107.5	$58.4	$49.1

The improvement in net cash provided by operations in the first six months of fiscal 2007 compared with the first six months of fiscal 2006 was primarily due to changes in inventory levels and the timing of payments. The decrease in cash used for inventory results from a build of seasonal stock levels and other merchandising initiatives. Improvements in financed inventory resulted from better accounts payable management and vendor dating, offset by an increase in imports (which are largely prepaid). The change in cash used for income taxes relates to the timing of payments of income taxes.

Investing activities used $43.7 million and $40.8 million in the first six months of fiscal 2007 and fiscal 2006, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures (including equipment acquired under capital lease) for the first six months of fiscal 2007 and fiscal 2006 were as follows (in millions):

	Six months ended
	June 30, 2007	July 1, 2006
New/relocated stores and stores not yet opened	$20.4	$30.8
Existing store properties acquired from lessor	6.9	--
Existing stores	9.0	8.5
Distribution center capacity and improvements	1.4	1.5
Information technology	7.0	1.9
Corporate and other	--	0.1
	$44.7	$42.8

The above table reflects 49 new/relocated stores in the first six months of fiscal 2007, compared to 57 during the first six months of fiscal 2006.

Financing activities used $58.0 million in the first six months of fiscal 2007 and provided $4.5 million in the first six months of fiscal 2006. This reduction in net cash provided is largely due to the repurchase of shares of our common stock.

In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under our prior credit facility. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 30, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 30, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We are in compliance with all covenants at June 30, 2007.

We had approximately $211.6 million and $134.9 million available for future borrowings, net of outstanding letters of credit, under our revolving credit agreement at June 30, 2007 and July 1, 2006, respectively.

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

In the second quarter of 2007, we repurchased 806,100 shares of our common stock, at a total cost of $42.4 million. On a year-to-date basis, we have repurchased 1.2 million shares at a total cost of $63.7 million. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.

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

We had outstanding letters of credit of $38.4 million at June 30, 2007.

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

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Revenue recognition and sales returns	-	Inventory valuation
-	Insurance reserves	-	Sales tax reserve
-	Share-based payments	-	Income taxes

See Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our revolving credit agreement (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (8.25% and 8.00% at June 30, 2007 and July 1, 2006, respectively) or LIBOR (5.32% and 6.10% at June 30, 2007 and July 1, 2006, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at June 30, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at June 30, 2007). See Note 6 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Although we cannot accurately determine the precise effect of inflation on our operations, we believe our sales and results of operations have been affected by inflation. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, petroleum, steel, corn, soybean and other commodities as well as transportation services. If prices of these materials continue to increase, consumer demand may fall and/or we may not be able to pass all such increases on to our customers and, as a result, sales and/or gross margins could decline. Our strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our gross margin.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million (excluding commissions) of our outstanding common stock over an approximate three-year period. Stock repurchase activity during the second quarter of 2007 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/07 - 4/28/07	225,000	$53.96	225,000	$166,546,314
4/29/07 - 5/26/07	306,100	51.30	306,100	150,852,621
5/27/07 - 6/30/07	275,000	52.89	275,000	136,316,595
As of June 30, 2007	806,100		806,100

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Stockholders was held on May 2, 2007 at our corporate headquarters in Brentwood, Tennessee.

(b)	The stockholders elected, for a one-year term, the directors set forth below.

(c)	The stockholders voted on the following matters at the Annual Meeting:

	1.	The election of nine directors for a one-year term ending at the 2008 Annual Meeting of Stockholders:

Nominees For Directors	For	Withheld
Joseph H. Scarlett, Jr.	37,474,661	385,542
James F. Wright	37,527,311	331,892
Jack Bingleman	37,774,300	84,903
S.P. Braud	37,513,814	345,389
Cynthia T. Jamison	37,714,952	144,251
Gerard E. Jones	37,755,031	104,172
Joseph D. Maxwell	34,351,876	3,507,327
Edna K. Morris	37,772,164	87,039
Joe M. Rodgers	37,516,779	342,424

2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 29, 2007.

For	Against	Abstain
37,825,473	15,965	17,765

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

TRACTOR SUPPLY COMPANY

Date: August 9, 2007	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)