Form 10-Q/A
period 2007-06-30
TRACTOR SUPPLY CO /DE/
filed 2007-08-14
CIK 916365

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The original of this filing is hereby amended to include the Certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

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