Form 10-Q
period 2007-09-29
TRACTOR SUPPLY CO /DE/
filed 2007-11-02
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
YES ☑          NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 27, 2007

Common Stock, $.008 par value	38,531,428

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 29,	December 30,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$25,722	$37,605
Inventories	699,312	594,851
Prepaid expenses and other current assets	43,942	37,007
Deferred income taxes	1,061	11,360

Total current assets	770,037	680,823

Property and equipment:
Land	23,151	19,495
Buildings and improvements	270,701	248,063
Furniture, fixtures and equipment	167,314	146,128
Computer software and hardware	50,769	46,853
Construction in progress	26,191	15,404

	538,126	475,943
Accumulated depreciation and amortization	(206,366)	(174,339)

Property and equipment, net	331,760	301,604

Goodwill	10,258	10,288
Deferred income taxes	15,829	10,779
Other assets	5,720	5,976

Total assets	$1,133,604	$1,009,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,208	$240,383
Other accrued expenses	111,450	111,721
Current portion of capital lease obligations	803	1,065
Income taxes currently payable	—	11,550

Total current liabilities	404,461	364,719

Revolving credit loan	88,552	—
Capital lease obligations, less current maturities	2,236	2,808
Straight-line rent liability	29,504	24,399
Other long-term liabilities	24,026	18,640

Total liabilities	548,779	410,566

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued
Common stock, 100,000,000 shares authorized; $.008 par value; 40,571,265 shares issued and 38,706,651 shares outstanding at September 29, 2007 and 40,281,732 shares issued and outstanding at December 30, 2006	325	322
Additional paid-in capital	145,698	129,249
Treasury stock — at cost, 1,864,614 shares	(94,924)	—
Accumulated other comprehensive loss	—	(22)
Retained earnings	533,726	469,355

Total stockholders’ equity	584,825	598,904

Total liabilities and stockholders’ equity	$1,133,604	$1,009,470

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales	$629,199	$559,222	$1,979,960	$1,739,714

Cost of merchandise sold	430,552	384,303	1,362,709	1,198,292

Gross margin	198,647	174,919	617,251	541,422

Selling, general and administrative expenses	156,078	135,099	470,224	410,726
Depreciation and amortization	12,900	10,717	37,270	30,920

Operating income	29,669	29,103	109,757	99,776

Interest expense, net	1,517	385	3,046	1,939

Income before income taxes	28,152	28,718	106,711	97,837

Income tax expense	10,684	10,659	40,487	36,326

Net income	$17,468	$18,059	$66,224	$61,511

Net income per share — basic	$0.45	$0.45	$1.67	$1.54

Net income per share — diluted	$0.44	$0.44	$1.63	$1.50

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Stock	Capital	Stock	Loss	Earnings	Equity

Stockholders’ equity at December 30, 2006	$322	$129,249	$—	$(22)	$469,355	$598,904

Cumulative effect of change in accounting principle (Note 8)					(1,853)	(1,853)
Issuance of common stock under employee stock purchase plan (34,477 shares)	1	1,367				1,368
Exercise of stock options (255,056 shares)	2	3,188				3,190
Tax benefit on disqualifying dispositions of stock options		3,242				3,242
Stock compensation		8,652				8,652
Repurchase of common stock (1,864,614 shares)			(94,924)			(94,924)
Foreign currency translation adjustment				22		22
Net income					66,224	66,224

Stockholders’ equity at September 29, 2007	$325	$145,698	$(94,924)	$—	$533,726	$584,825

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	nine months ended
	Sept. 29,	Sept. 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$66,224	$61,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,270	30,920
Gain on sale of property and equipment	(68)	(190)
Stock compensation expense	8,652	7,053
Deferred income taxes	5,249	(78)
Change in assets and liabilities:
Inventories	(104,461)	(147,070)
Prepaid expenses and other current assets	(6,547)	968
Accounts payable	51,825	58,381
Other accrued expenses	188	1,837
Income taxes currently payable	(11,550)	(377)
Other	8,693	6,512

Net cash provided by operating activities	55,475	19,467

Cash flows from investing activities:
Capital expenditures	(68,363)	(58,513)
Proceeds from sale of property and equipment	966	5,071
Other	—	(746)

Net cash used in investing activities	(67,397)	(54,188)

Cash flows from financing activities:
Borrowings under revolving credit agreement	756,850	301,114
Repayments under revolving credit agreement	(668,298)	(278,221)
Tax benefit of stock options exercised	2,687	9,002
Principal payments under capital lease obligations	(834)	(933)
Repurchase of common stock	(94,924)	—
Net proceeds from issuance of common stock	4,558	8,736

Net cash provided by financing activities	39	39,698

Net increase (decrease) in cash and cash equivalents	(11,883)	4,977

Cash and cash equivalents at beginning of period	37,605	21,203

Cash and cash equivalents at end of period	$25,722	$26,180

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,087	$2,169
Income taxes	47,010	26,672

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$—	$1,461
The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The results of operations for the fiscal three-month and nine-month periods are not necessarily indicative of results for the full fiscal year.
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
Note 2 — Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2007 presentation. Inventory initially consigned but ultimately purchased has been included in the inventory and accounts payable balances in the consolidated balance sheets. Discount fees on our proprietary credit card have been reclassified from operating expenses into cost of merchandise sold in the consolidated statements of income.
Note 3 — Inventories:
The value of our inventory is determined using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $23.0 million and $20.3 million higher than reported at September 29, 2007 and December 30, 2006, respectively.
Note 4 — Share-Based Payments:
Pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) (adopted in fiscal 2006), we recognize compensation expense for share-based payments based on the fair value of the awards, using the modified prospective method. Share-based payments include stock option grants and transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. Share-based compensation expense lowered pre-tax income by $2.9 million and $2.4 million for the third quarter of fiscal 2007 and 2006, respectively and $8.6 million and $7.1 million for the first nine months of fiscal 2007 and 2006, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The following summarizes information concerning stock option grants during fiscal 2007 and 2006:

	Three months ended		Nine months ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Stock options granted	12,250	17,600	449,700	493,100
Weighted average exercise price	$48.08	$47.89	$46.49	$61.58
Weighted average fair value	$19.67	$28.04	$19.57	$34.65
As of September 29, 2007, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $19,323,000 with a weighted average expense recognition period of 1.50 years.
Restricted Stock Units
During the first nine months of 2007, we issued 63,389 restricted stock units which vest over an approximate three-year term and had a grant date weighted average fair value of $46.49.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 34,477 and 26,890 shares of common stock during the first nine months of fiscal 2007 and 2006, respectively. Total stock compensation expense related to the ESPP was approximately $433,000 and $319,000 during the first nine months of 2007 and 2006, respectively. At September 29, 2007, there were 3,311,580 shares of common stock reserved for future issuance under the ESPP.
Note 5 — Net Income Per Share:
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

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	September 29, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$17,468	38,972	$0.45	$18,059	40,135	$0.45

Dilutive stock options and restricted stock outstanding		841	(0.01)		953	(0.01)

Diluted net income per share:
Net income	$17,468	39,813	$0.44	$18,059	41,088	$0.44

	Nine months ended			Nine months ended
	September 29, 2007			September 30, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$66,224	39,606	$1.67	$61,511	39,933	$1.54

Dilutive stock options and restricted stock outstanding		933	(0.04)		1,132	(0.04)

Diluted net income per share:
Net income	$66,224	40,539	$1.63	$61,511	41,065	$1.50

Note 6 — Credit Agreement:
In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under our previous credit facility. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 29, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum based on our performance (0.10% at September 29, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at September 29, 2007.
Note 7 — Treasury Stock:
In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million (excluding commissions) of common stock over an approximate three-year period. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.
We repurchased 645,022 and 1,864,614 shares under the share repurchase program during the third quarter and first nine months of 2007, respectively. The total cost of the share repurchases was $31.2 million and $94.9 million during the third quarter and first nine months of 2007, respectively. As of September 29, 2007, we had remaining authorization under the share repurchase program of $105.1 million.

Note 8 — Accounting for Uncertainty in Income Taxes:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, nor state and local income tax examinations for years before 2002.
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
Note 9 — New Accounting Pronouncements:
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
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (our fiscal year 2008). We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.
Note 10 — Commitments and Contingencies:
Construction Commitments
We had commitments for new store construction projects totaling approximately $6.2 million at September 29, 2007.
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
The following discussion and analysis describes certain factors affecting our results of operations for the fiscal three and nine month periods ended September 29, 2007 and September 30, 2006 and significant developments affecting our financial condition since the end of the fiscal year ended December 30, 2006, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.
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

Results of Operations
Fiscal Three Months (Third Quarter) and Nine Months Ended September 29, 2007 and September 30, 2006
Net sales increased 12.5% to $629.2 million for the third quarter of 2007 from $559.2 million for the third quarter of 2006. Net sales increased 13.8% to $1,980.0 million for the first nine months of fiscal 2007 from $1,739.7 million for the first nine months of fiscal 2006. The net sales increase resulted primarily from the addition of new stores, successful store relocations, and same-store sales improvement of 1.9% and 3.3% for the third quarter and first nine months, respectively. Our third quarter same-store sales improvements were strongest in the animal health and pet supplies categories, but were largely offset by lower than expected performance in the seasonal (primarily heating and insulated outerware) and hardware and tools categories as well as continued negative industry pressures in outdoor power equipment.
We opened 21 new stores during the third quarter and 63 stores during the first nine months of fiscal 2007, compared to 18 and 64 stores opened during the third quarter and first nine months of 2006, respectively. Additionally, we relocated four stores in both the third quarter of 2007 and the third quarter of 2006. For the first nine months of 2007, we relocated 11 stores and sold the Del’s store in Canada, compared to 15 relocations and one closed store in the first nine months of 2006. We operated 738 stores at September 29, 2007 as compared to 658 stores at September 30, 2006.
The following chart indicates the average percentage of sales represented by each of our major product categories during the third quarter and first nine months of fiscal 2007 and 2006:

	Three months ended		Nine months ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2007	2006	2007	2006
Livestock and Pet	35%	34%	33%	32%
Seasonal Products	24	25	26	27
Hardware and Tools	15	16	15	15
Truck and Towing	10	10	10	10
Agriculture	9	8	9	9
Clothing and Footwear	7	7	7	7

Total	100%	100%	100%	100%

Gross margin for the third quarter and the first nine months of fiscal 2007 was $198.6 million and $617.3 million, respectively. This represents an increase of 13.6% and 14.0%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 31.6% for the third quarter of fiscal 2007 compared to 31.3% for the comparable period in fiscal 2006. The improvement in gross margin for the quarter resulted from more favorable product mix and enhanced product sourcing. For the first nine months of fiscal 2007, the gross margin rate was 31.2% of sales, compared to 31.1% of sales for the first nine months of fiscal 2006.
Selling, general and administrative (“SG&A”) expenses increased 60 basis points to 24.8% of sales in the third quarter of fiscal 2007 from 24.2% of sales in the third quarter of fiscal 2006. This third quarter increase was primarily attributable to higher personnel and occupancy costs resulting from continued store expansion, as well as increased costs at our distribution centers to handle more imports and additional inventory for new merchandising initiatives. SG&A expenses for the first nine months of fiscal 2007 increased 10 basis points to 23.7% of sales from 23.6% of sales in the first nine months of fiscal 2006.
Depreciation and amortization expense increased 20 basis points to 2.1% of sales in the third quarter of fiscal 2007 from 1.9% of sales in the third quarter of fiscal 2006. As a percent of sales, depreciation and amortization expense increased 10 basis points to 1.9% in the first nine months of fiscal 2007 from 1.8% in the first nine months of fiscal 2006. The increases were related directly to new store growth and capital costs for infrastructure and technology.
Interest expense for the third quarter of 2007 was $1.5 million compared to $0.4 million in the prior year quarter. For the first nine months of fiscal 2007, interest expense increased to $3.0 million compared to $1.9 million for the comparable period in fiscal 2006. The increased interest cost is primarily attributable to borrowings to fund our stock repurchase activity and, to a lesser extent, borrowings required for cash requirements.

Our effective income tax rate increased to 37.9% in the third quarter and first nine months of fiscal 2007 compared with 37.1% for the third quarter and first nine months of fiscal 2006 primarily due to state taxes relating to the composition of income among the states and the adoption of FIN 48 relating to uncertainties in income tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.
We adopted the provisions of FIN 48 in fiscal 2007, as required. As a result, we charged approximately $1.9 million to retained earnings for the cumulative effect of adoption including interest. Interest and penalties were immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million. In addition, we recognize current interest accrued related to these uncertain tax positions as interest expense.
As a result of the foregoing factors, net income for the third quarter and first nine months of fiscal 2007 decreased $0.6 million and increased $4.7 million, respectively, to $17.5 million and $66.2 million from $18.1 million and $61.5 million in the third quarter and first nine months of fiscal 2006, respectively. Net income, as a percent of sales, decreased 40 basis points to 2.8% for the third quarter of fiscal 2007 compared to 3.2% in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net income as a percent of sales decreased 20 basis points to 3.3% compared to 3.5% for the first nine months of fiscal 2006. Net income per diluted share was consistent at $0.44 for the third quarter and increased to $1.63 for the first nine months of fiscal 2007, compared to $0.44 for the third quarter and $1.50 for the first nine months of fiscal 2006.
Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At September 29, 2007, we had working capital of $365.5 million, a $49.4 million increase from December 30, 2006. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	Sept. 29,	Dec. 30,
	2007	2006	Variance
Current assets:
Cash and cash equivalents	$25.7	$37.6	$(11.9)
Inventories	699.3	594.9	104.4
Prepaid expenses and other current assets	43.9	37.0	6.9
Other, net	1.1	11.3	(10.2)

	770.0	680.8	89.2

Current liabilities:
Accounts payable	292.2	240.4	51.8
Accrued expenses	111.5	111.7	(0.2)
Income tax currently payable	—	11.5	(11.5)
Other, net	0.8	1.1	(0.3)

	404.5	364.7	39.8

Working capital	$365.5	$316.1	$49.4

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

Operations provided net cash of $55.5 million and $19.5 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. The $36.0 million increase in net cash provided in 2007 over 2006 is primarily due to changes in the following operating activities (in millions):

	Nine months ended
	Sept. 29,	Sept. 30,
	2007	2006	Variance
Net income	$66.2	$61.5	$4.7
Inventories and accounts payable	(52.6)	(88.7)	36.1
Prepaid expenses and other current assets	(6.5)	1.0	(7.5)
Accrued expenses	0.2	1.8	(1.6)
Income taxes currently payable	(11.6)	(0.4)	(11.2)
Other, net	59.8	44.3	15.5

Net cash provided by operations	$55.5	$19.5	$36.0

The improvement in net cash provided by operations in the first nine months of fiscal 2007 compared with the first nine months of fiscal 2006 was primarily due to changes in inventory levels and the timing of payments. Inventory levels increased less in the first nine months of 2007 compared to the first nine months of 2006, due to the timing of import receipts and a focus on inventory management in 2007. Additionally, we achieved a slight increase in financed inventory, resulting in a higher accounts payable increase relative to inventory. The change in cash used for income taxes relates to the timing of payments of income taxes.
Investing activities used $67.4 million and $54.2 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. The majority of this cash requirement relates to our capital expenditures.
Capital expenditures (including equipment acquired under capital lease) for the first nine months of fiscal 2007 and fiscal 2006 were as follows (in millions):

	Nine months ended
	Sept. 29,	Sept. 30,
	2007	2006
New/relocated stores and stores not yet opened	$32.0	$39.1
Existing store properties acquired from lessor	6.8	—
Existing stores	14.3	15.4
Distribution center capacity and improvements	2.0	1.9
Information technology	13.1	3.5
Corporate and other	0.2	0.1

	$68.4	$60.0

The above table reflects 74 new/relocated stores in the first nine months of fiscal 2007, compared to 79 new/relocated stores in the first nine months of fiscal 2006.
Financing activities provided no significant cash in the first nine months of fiscal 2007 and $39.7 million in the first nine months of fiscal 2006. This reduction in net cash provided is largely due to the repurchase of shares of our common stock.
In February 2007, we entered into a new Senior Credit Facility with largely the same lender group as under our prior credit facility. The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five-year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 29, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum based on our performance (0.10% at September 29, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at September 29, 2007.

We had approximately $139.0 million available for future borrowings, net of outstanding letters of credit, under our revolving credit agreement at September 29, 2007.
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
In the third quarter of 2007, we repurchased 645,022 shares of our common stock, at a total cost of $31.2 million. On a year-to-date basis, we have repurchased approximately 1.9 million shares at a total cost of $94.9 million. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.
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
We had outstanding letters of credit of $22.4 million at September 29, 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from our revolving credit agreement (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (7.75% and 8.25% at September 29, 2007 and September 30, 2006, respectively) or LIBOR (5.13% and 6.08% at September 29, 2007 and September 30, 2006, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at September 29, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at September 29, 2007). See Note 6 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 29, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million (excluding commissions) of our outstanding common stock over an approximate three-year period. Stock repurchase activity during the third quarter of 2007 is set forth in the table below:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total		Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
7/1/07 — 7/28/07	256,800	$50.01	256,800	$123,482,101
7/29/07 — 8/25/07	185,531	48.20	185,531	114,545,145
8/26/07 — 9/29/07	202,691	46.47	202,691	105,132,103

As of September 29, 2007	645,022		645,022

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

TRACTOR SUPPLY COMPANY
Date: November 2, 2007	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President – Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)