Form 10-K
period 2007-12-29
TRACTOR SUPPLY CO /DE/
filed 2008-02-27
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-23314
TRACTOR SUPPLY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3139732

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 Powell Place, Brentwood, Tennessee	37027

Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code (615) 440-4000
Securities Registered Pursuant to Section 12(g) of the Act: None
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.008 par value	NASDAQ Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange At (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,701,359,547. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 26, 2008
Common Stock, $.008 par value	37,528,371
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TRACTOR SUPPLY COMPANY
INDEX
 i

FORWARD-LOOKING STATEMENTS OR INFORMATION
This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, reliance on foreign suppliers, management of our information systems and the seasonality of our business and those described in Item 1A. “Risk Factors.” Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 ii

PART I
Item 1. Business
Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com. References to our website do not constitute incorporation by reference of the information contained on the website. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:
•	Equine, pet and animal products, including items necessary for their health, care, growth and containment

•	Maintenance products for agricultural and rural use

•	Hardware and tool products

•	Seasonal products, including lawn and garden power equipment

•	Truck and towing products, and

•	Work/recreational clothing and footwear for the entire family.
Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We are developing stores using one of five standard prototypes as well as existing building structures.
Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”), operates 23 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 1,500 to 5,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
Tractor Supply Company has one reportable industry segment — farm and ranch retail sales, both at our retail locations and online.
At December 29, 2007, we operated 764 retail farm and ranch stores in 43 states.
Seasonality and Weather
Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, natural disasters, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of severe weather conditions is somewhat mitigated by the geographic dispersion of our stores.
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
Business Strategy
We believe our sales and earnings growth is a result of focused execution of our business strategy, which includes the following key components:
Market Niche
We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. By focusing our product mix on these core customers, we believe we are differentiated from general merchandise, home center and other specialty retailers.

Customer Service
We are committed to providing our customers a high level of in-store service through our motivated, well-trained store employees. We believe the ability of our store employees to provide friendly, responsive and seasoned advice helps to promote strong customer loyalty and repeat shopping. As such, we seek to provide our store employees with decision-making authority, product knowledge and training to enable them to meet our customers’ needs.
We endeavor to staff our stores with courteous, highly motivated employees and devote considerable resources to training store employees, often in cooperation with our vendors. Our training programs include (i) a full management training program which covers all aspects of our operations, (ii) product knowledge modules produced in conjunction with key vendors, (iii) frequent management skills training classes, (iv) semi-annual store manager meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from our management headquarters, the Store Support Center. We seek to hire and train store employees with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.
In fiscal 2007, we established our first online shopping site, TractorSupply.com. The availability of many of our products online provides our customers the ability to purchase products and have them shipped to their homes or offices. This capability further enhances customer service and extends our market to areas where retail stores are not currently located.
We offer proprietary, private label credit cards for individual retail and business customers. In addition, we accept cash, checks, debit cards, Visa, MasterCard and Discover credit cards and gift cards.
Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores monthly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location by comparison of “good, better, best” qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of our store layouts and visual displays afford our customers a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all of our store employees wear highly visible red vests, aprons or smocks and nametags, and our customer service and checkout counters are conveniently located.
Merchandising
We offer a differentiated assortment of products for our customers. Our broad product assortment is tailored to meet the regional and geographic needs of our markets, as well as the physical store size. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 13,500 to 15,000 unique products per store. No one product accounted for more than 10% of our sales during 2007.
Our stores carry a wide selection of high quality, nationally recognized, name brand merchandise. We also market a growing list of products under our “private-label programs,” i.e. products manufactured by a number of vendors at our direction and specifically for our sole benefit. The trademarks in the private label brand names are owned by us with the exception of a very limited number of brands over which we have sole control but have not yet opted to own. Our private label brands include:
•	Masterhand (tools and tool chests)

•	Job Smart (hardware and tools)

•	Ranch Hand (hand and garden tools)

•	Dumor and Producers Pride (livestock feed)

•	Retriever and Paws ‘n Claws (pet foods)

•	Royal Wing (bird feeding supplies)

•	Milepost (Equine Products)

•	Groundworks (lawn and garden supplies)

•	Harvest Supreme (agricultural products)

•	Huskee (outdoor power equipment)

•	Minot (lawn and garden tractors)

•	Countyline (livestock, farm and ranch equipment)

•	Traveller (truck/automotive products)

•	C.E. Schmidt (apparel and footwear)

•	Red Shed (gifts and collectibles)
Additionally, we have access to control brands which we market. These control brands include Morgan Creek (“lifestyle clothing”) and Farm Hand (air compressors). We believe that the availability of top quality private label products at great prices provides superior value for our customers, a strategic advantage for us, and positions us as a “destination” store.
The following chart indicates the average percentages of sales represented by each of our major product categories during fiscal 2007, 2006 and 2005.

	Percent of Sales
Product Category	2007	2006 (a)	2005 (a)
Livestock and Pet	33%	33%	31%
Seasonal Products	26	26	27
Hardware and Tools	15	15	17
Clothing and Footwear	10	9	9
Truck and Towing	9	10	9
Agriculture	7	7	7

	100%	100%	100%

(a)	Reclassified to conform with current year presentation.
Purchasing and Distribution
We offer a differentiated assortment of products for those seeking to enjoy the “Out Here” lifestyle. Our business is not dependent upon any one vendor or particular group of vendors. We purchase our products from a core group of approximately 850 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2007. Approximately 200 vendors accounted for approximately 80% of our purchases during fiscal 2007. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products and we believe that adequate sources of supply exist at substantially similar costs for substantially all of our products. We have no material long-term contractual commitments with any of our vendors.
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
Over 98% of our purchase orders are transmitted through an electronic data interchange (“EDI”) system, and approximately 91% of merchandise vendor invoices are transmitted through EDI. We are expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted.

We currently operate a distribution network for supplying our stores with merchandise and in fiscal 2007 our stores received approximately 78% of our merchandise through this network. Our six distribution centers are located in Indiana, Georgia, Maryland, Texas, Nebraska, and Washington, representing total distribution capacity of 2.6 million square feet. This capacity increased by approximately 145,000 square feet in 2007 due to an expansion of our Georgia distribution center and relocation of our Washington distribution center. In 2008, we have begun planning a 347,000 square foot expansion of our Waco, Texas distribution facility. As we continue to expand in the western U.S., we expect to establish facilities in that general area to support growth and further leverage transportation and distribution costs.
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
Marketing
We utilize an “everyday low prices” strategy to consistently offer our products at competitive prices complimented by promotions to enhance peak selling seasons. We regularly monitor prices at competing stores and adjust our prices as we deem appropriate. We believe that by avoiding a “sale-oriented” marketing strategy, we attract customers on a regular basis rather than only in response to promotional sales.
To generate store traffic and position ourselves as a destination store, we promote broad selections of merchandise, primarily advertised at our regular everyday low price, with printed color circulars. We also run periodic special events promoted through circulars and direct mail advertising. We supplement our print marketing programs and further position our brand with national cable and local television advertising in select markets. Due to the geographic dispersion of our stores, the use of national cable advertising is generally more cost-effective and additionally serves to promote our stores prior to entering a new market.
Due to the relatively small size of our stores, increased traffic in the store ensures increased exposure to our products. Our vendors are committed to helping us promote our brand and position ourselves as a destination store. Our vendors provide assistance with product presentation and rack design, brochures, point-of-purchase materials for customers’ education and product education for our employees. We also receive funding through contributions and incentives on purchases to promote new and relocated stores and earn rebates from vendors on product purchases based on volume.
Competition
We operate in a very competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation and customer service. We compete with general merchandise retailers, home center retailers and other specialty and discount retailers, as well as independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of national or regional chains and may have substantially greater resources and financial capacities than we do. However, we believe we have successfully differentiated ourselves from these entities by focusing on our specialized market niche.
Management and Employees
As of December 29, 2007, we employed approximately 6,900 full-time and approximately 4,700 part-time employees. We also employ additional part-time employees during peak periods. We are not party to any collective bargaining agreements.

Our store operations are organized by location into seven regions. Each region is led by a regional manager and the region is further organized into districts, which are led by a district manager. Our regional and district managers, store managers and other distribution and support personnel have contributed significantly to our performance. We have an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed “best-practice” solutions. We have implemented numerous best practice teams (comprised of employees from all areas of our operations) to evaluate our key operations and recommend process changes that will both improve efficiency and strengthen controls. Our management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from our employees and responds to the suggestions. Additionally, we are committed to a continuous improvement program called Tractor Value System (“TVS”). TVS is a commitment to provide, through team member engagement, a business management system that emphasizes continuous improvement by embracing change of current practices to reduce cost, shorten lead times, and drive innovation.
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
We encourage a “promote from within” environment when internal resources permit. We also provide internal leadership development programs designed to mentor our high potential employees for continued progress and believe we have satisfactory relationships with our employees. Our district managers and store managers have an average length of service of approximately five years. Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned store growth.
Management Information and Control Systems
We have invested considerable resources in our management information and control systems to ensure superior customer service, manage the purchase and distribution of our merchandise and improve our operating efficiencies. Our management information and control systems include a point-of-sale system, a supply chain management and replenishment system, a radio frequency picking system in the distribution centers, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (ERP) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.
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
Growth Strategy
Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday low prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially occupancy, advertising and distribution, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complementary strategy to organic growth.
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 17.4%. We plan to continue our growth strategy, which anticipates an annual increase in our unit count of approximately 13%. This growth has expanded our market presence to 764 retail stores in 43 states. We believe this unit count increase will contribute substantially to our future growth. We have also relocated 83 stores since 2002, which enabled us to keep much of our existing loyal customer base but expand our overall reach to new customers, thereby growing the business. We believe we have developed a proven method for selecting store sites and have identified over 650 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States. We continue to develop our site selection methodology for the Del’s concept, which includes tests in markets of varying size and demographics.

We expect to open approximately 95 to 100 stores (including eight to 10 Del’s stores) in fiscal 2008.
The average estimated net cash investment required to open a new leased retrofit or prototype store in fiscal 2007 was between $0.8 to $1.4 million and $0.7 to $0.9 million, respectively. A majority of the cash outlay was for initial acquisition of inventory and capital expenditures (principally leasehold improvements, fixtures and equipment), and approximately $95,000 for pre-opening costs.
Additional Information
We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at sec.gov that contains the reports, proxy and information statements, and other information filed electronically.
We make available free of charge through our Internet website, TractorSupply.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Our code of ethics, which is applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Controller, along with our Corporate Governance Guidelines and the charters of our Audit, Compensation, Corporate Governance and Nominating Committees of our Board of Directors, is posted on our website.
Item 1A. Risk Factors
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
Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability. Additionally, changes in the mix of products sold to a mix with a lower overall gross margin or other increased cost of sales, along with slower inventory turnover and greater markdowns on inventory, could adversely affect our operations and operating results.
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
Capital requirements for growth may not be available.
The construction and opening or acquisition of new stores and the development of new production and distribution facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through bank borrowings and internally generated cash flow.
Failure to open new stores in the manner currently contemplated could adversely affect our financial performance.
An integral part of our business strategy includes the expansion of our base of stores by opening new stores. This expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers for such sites. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores in the manner we anticipate (due to site approval or unforeseen delays in construction), our sales growth may be impeded.
New stores may negatively impact our results.
There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we accelerate our rate of new store openings, thus increasing the percentage of our sales from new stores and decreasing the average age of our store base, there may be a negative impact on our results from a lower contribution of these new stores, along with the impact of related pre-opening costs.
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
Historically, weather conditions have had a significant impact on our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices. In recent years, we have experienced unusually severe weather conditions, including ice storms, floods and wind damage, hurricanes and droughts in some states. Weather conditions also directly affect the demand for petroleum products, particularly during the winter heating season. Accordingly, the weather can have a material effect on our financial condition and results of operations.

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
There is no assurance that our merchandising initiatives and marketing emphasis will continue.
We believe our past performance has been based on, and future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing. There is no assurance that we will be successful, or that new initiatives will be executed in a timely manner to satisfy our customers’ needs or expectations. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition. Additionally, our success depends on our ability to anticipate and respond in a timely manner to changing customer demand and preferences for merchandise. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns. Shortages of key items could also have a materially adverse impact on operating results.
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
Our ability to continue expanding operations depends on our ability to attract and retain a large and growing number of qualified employees. Our ability to meet labor needs while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.
We may be subject to product liability and other claims in the ordinary course of business.
Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain general liability insurance with a $250,000 deductible for each occurrence and a $25,000,000 aggregate retention. We also maintain umbrella limits above the primary general liability and product liability cover. In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance. Our ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim. We cannot assure that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.
Legal proceedings could materially impact our results.
From time to time, we are party to legal proceedings including matters involving personnel and employment issues, personal injury, intellectual property, and other proceedings arising in the ordinary course of business. Our results could be materially impacted by the decisions and expenses related to pending or future proceedings.

If we experience difficulties with our management information systems, our financial performance may be adversely affected.
We depend on management information systems for many aspects of our business. We could be materially adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued store growth.
Effective tax rate changes and results of examinations by taxing authorities could materially impact our results.
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.
Failure of our internal control over financial reporting could materially impact our business and results.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 29, 2007, we operated 764 stores in 43 states. We lease more than 93% of our stores, two of our six distribution centers and our management headquarters. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at our option. No single lease is material to our operations.

Following is a count of our store locations by state:

Number
State	of Stores
Texas	106
Ohio	66
Michigan	57
Tennessee	49
New York	43
Pennsylvania	42
Indiana	35
Florida	30
Georgia	30
North Carolina	29
Kentucky	27
Virginia	24
Washington	19
Oklahoma	18
South Carolina	15
West Virginia	15
Wisconsin	13
California	12
Alabama	11
Arkansas	11
Illinois	11
Iowa	10
Kansas	10
Nebraska	10
Missouri	9
Minnesota	8
Maryland	7
North Dakota	7
Louisiana	5
New Jersey	5
South Dakota	5
Connecticut	4
Mississippi	4
Vermont	4
Hawaii	3
Maine	2
Massachusetts	2
Delaware	1
Montana	1
New Hampshire	1
New Mexico	1
Oregon	1
Rhode Island	1

764

Item 3. Legal Proceedings
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

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 29, 2007.
Executive Officers
Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2008.
The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age

James F. Wright	Chairman of the Board, President and Chief Executive Officer	58

Anthony F. Crudele	Executive Vice President-Chief Financial Officer and Treasurer	51

Gregory A. Sandfort	Executive Vice President-Chief Merchandising Officer	52

Stanley L. Ruta	Executive Vice President-Store Operations	56

Blake A. Fohl	Senior Vice President-Marketing	48

Kimberly D. Vella	Senior Vice President-Human Resources	41
James F. Wright has served as Chairman of the Board, President and Chief Executive Officer of the Company since November 2007, and as President and Chief Executive Officer of the Company since October 2004. Mr. Wright previously served as President and Chief Operating Officer of the Company from October 2000 to October 2004. Mr. Wright has served as a director of the Company since 2002.
Anthony F. Crudele has served as Executive Vice President-Chief Financial Officer and Treasurer since January 2007, after having served as Senior Vice President-Chief Financial Officer and Treasurer of the Company since November 2005. Mr. Crudele previously served as Chief Financial Officer at Gibson Guitar from August 2003 to September 2005, as Chief Financial Officer of Xcelerate Corp. from 2000 to January 2003, and at The Sports Authority from 1989 through 1999 (serving as Chief Financial Officer from 1996 through 1999).
Gregory A. Sandfort has served as Executive Vice President-Chief Merchandising Officer of the Company since November 2007. Mr. Sandfort previously served as President and Chief Operating Officer at Michaels Stores, Inc. from March 2006 to August 2007 and as Vice President – General Merchandise Manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort served as Vice Chairman and Co-Chief Executive Officer of Kleinert’s Inc. (d/b/a Buster Brown) from 2002 to 2003 and as a Vice President, General Merchandise Manager for Sears, Roebuck and Co. from 1998 to 2002.
Stanley L. Ruta has served as Executive Vice President-Store Operations since January 2007, after having served as Senior Vice President-Store Operations since June 2000 and as Vice President-Store Operations of the Company since 1994.
Blake A. Fohl has served as Senior Vice President-Marketing of the Company since January 2007, after having served as Vice President-Marketing of the Company since January 1996.
Kimberly D. Vella has served as Senior Vice President-Human Resources of the Company since January 2007, after having served as Vice President-Human Resources of the Company since October 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.
The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select market since August 1, 2006 and by the Nasdaq National Market for the periods prior to August 1, 2006 for each fiscal quarter of the periods indicated:

	Price Range
	2007		2006
	High	Low	High	Low

First Quarter	$54.16	$44.87	$67.59	$48.50
Second Quarter	$57.70	$49.91	$66.42	$46.15
Third Quarter	$53.55	$44.20	$55.09	$38.75
Fourth Quarter	$49.25	$35.29	$54.12	$43.76
As of January 31, 2008, the approximate number of record holders of our common stock was 150 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 15,000.
Issuer Purchases of Equity Securities
In February 2007, our Board of Directors authorized a share repurchase program which provides for repurchase of up to $200 million (excluding commissions) of our outstanding common stock over an approximate three-year period. Stock repurchase activity during fiscal 2007 is set forth in the table below:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total		Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
First Quarter	413,492	$51.59	413,492	$178,680,012
Second Quarter	806,100	52.58	806,100	136,316,595
Third Quarter	645,022	48.38	645,022	105,132,103

Fourth Quarter:
9/30/07 – 10/27/07	187,400	45.23	187,400	96,661,473
10/28/07 – 11/24/07	1,014,173	40.03	1,014,173	56,091,046
11/25/07 – 12/29/07	150,000	40.32	150,000	50,047,236

	1,351,573	40.79	1,351,573	50,047,236

As of December 29, 2007	3,216,187	$46.65	3,216,187	$50,047,236

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.
We have not declared any cash dividends during the two most recent fiscal years. Our Board of Directors authorized a share repurchase strategy, subject to a number of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Any future declaration of dividends or additional share repurchase programs will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

STOCK PERFORMANCE GRAPH
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Tractor Supply Company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative total stockholder return on our Common Stock from December 28, 2002 to December 29, 2007 (the Company’s fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period. The comparison assumes that $100 was invested on December 28, 2002 in our Common Stock and in each of the foregoing indices. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/28/02	12/27/03	12/25/04	12/31/05	12/30/06	12/29/07
Tractor Supply Company	$100.00	$207.13	$191.07	$281.52	$237.76	$188.04
S&P 500	$100.00	$125.19	$138.24	$142.60	$162.02	$168.89
S&P Retail Index	$100.00	$142.91	$174.03	$174.80	$191.16	$157.05

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

	2007	2006	2005	2004	2003
Operating Results:
Net sales	$2,703,212	$2,369,612	$2,067,979	$1,738,843	$1,472,885
Gross margin	852,708	746,146	636,631	522,573	447,120
Selling, general and administrative expenses	641,603	555,834	466,167	393,841	329,850
Depreciation and amortization	51,064	42,292	34,020	27,186	21,597

Income from operations	160,041	148,020	136,444	101,546	95,673
Interest expense, net	5,037	2,688	1,632	1,440	3,444

Income before income taxes and cumulative effect of accounting change	155,004	145,332	134,812	100,106	92,229
Income tax provision	58,763	54,324	49,143	36,037	34,647

Net income before cumulative effect of accounting change	96,241	91,008	85,669	64,069	57,582
Cumulative effect of accounting change, net of income taxes (a)	—	—	—	—	(1,888)

Net income	$96,241	$91,008	$85,669	$64,069	$55,694

Net income per share – basic, before cumulative effect of change in accounting principle (b)	$2.45	$2.27	$2.19	$1.68	$1.55
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.05)

Net income per share – basic, after cumulative effect of change in accounting principle	$2.45	$2.27	$2.19	$1.68	$1.50

Net income per share – assuming dilution before cumulative effect of change in accounting principle (b)	$2.40	$2.22	$2.09	$1.57	$1.43
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.05)

Net income per share – assuming dilution, after cumulative effect of change in accounting principle	$2.40	$2.22	$2.09	$1.57	$1.38

Adjusted weighted average shares for dilutive earnings per share	40,100	41,060	40,980	40,689	40,271

Dividends per share	—	—	—	—	—

Operating Data (percent of net sales):
Gross margin	31.5%	31.5%	30.8%	30.1%	30.4%
Selling, general and administrative expenses	23.7%	23.5%	22.6%	22.7%	22.4%
Income from operations	5.9%	6.2%	6.6%	5.8%	6.5%
Net income before cumulative effect of change in accounting principle	3.6%	3.8%	4.1%	3.7%	3.9%

Number of Stores:
Beginning of year	676	595	515	463	433
New stores opened	89	82	65	53	31
New stores acquired	—	—	16	—	—
Closed/sold stores	(1)	(1)	(1)	(1)	(1)

End of year	764	676	595	515	463

	2007	2006	2005	2004	2003
Number of stores relocated during year	12	15	18	20	18
Number of stores remodeled (c)	1	3	—	5	3
Capital expenditures (d)	$83,986	$90,565	$78,835	$92,989	$49,982
Same-store sales increase (e)	3.4%	1.6%	5.7%	9.9%	7.0%
Average sales per store (000’s) (f)	$3,762	$3,699	$3,772	$3,568	$3,255
Average transaction value	$43.60	$43.12	$42.03	$39.83	$38.05
Average number of daily transactions per store	239	238	245	248	237
Total employees	11,600	9,800	8,700	7,200	6,400

Balance Sheet Data (at end of period):
Working capital	$312,068	$316,104	$240,732	$219,326	$181,225
Total assets (g)	1,057,971	998,258	803,176	661,575	527,944
Long-term debt, less current portion (h)	57,351	2,808	10,739	34,744	21,210
Stockholders’ equity	565,337	598,904	477,698	370,584	290,991

In fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) which lowered pre-tax income by $10.6 million and $9.7 million for 2007 and 2006, respectively. Net income was lowered by $6.6 million and $6.1 million for 2007 and 2006, respectively.

(a)
The Company adopted Emerging Issues Task Force No. 02-16 (“EITF 02-16”) which changed its method of accounting for consideration received from vendors whereby such consideration is considered a reduction of inventory cost as opposed to a reduction of selling, general and administrative costs. As a result, the Company recorded a non-cash charge of $1.9 million, net of income tax, in the first quarter of fiscal 2003 for the cumulative effect of the change on fiscal years prior to fiscal 2003.

(b)
Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.

(c)	Reflects remodelings costing more than $150,000.

(d)	Includes assets acquired through capital leases.

(e)	Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.

(f)	Average sales per store calculated based on the weighted average number of days open in the applicable period.

(g)	Total assets have been restated to reflect cash held in our bank concentration account as a reduction of book overdraft balances.

(h)
Long-term debt includes borrowings under the Company’s revolving credit agreement and term loan agreement and amounts outstanding under its capital lease obligations, excluding the current portions of each.

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
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:
•	Equine, pet and animal products, including items necessary for their health, care, growth and containment

•	Maintenance products for agricultural and rural use

•	Hardware and tool products

•	Seasonal products, including lawn and garden power equipment

•	Truck and towing products, and

•	Work/recreational clothing and footwear for the entire family.
Tractor Supply Company stores typically range in size from 15,500 to 18,500 square feet of inside selling space plus additional outside selling space. We are developing stores using one of five standard prototypes as well as existing building structures. Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”), operates 23 stores, primarily in the Pacific Northwest, that offer a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 1,500 to 5,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through aggressive merchandising programs with an “everyday low prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially occupancy, advertising and distribution, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 17.4%. We plan to continue this growth strategy with an annual projected increase in our unit count of approximately 13%. This growth has expanded our market presence to 764 stores in 43 states. We believe this unit count increase will contribute substantially to our future growth. The acquisition of Del’s enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, with three additional stores in Hawaii.
We operated 764 retail farm and ranch stores as of December 29, 2007 and have plans to open 95 to 100 stores (including eight to 10 Del’s stores) in fiscal 2008. We have developed a proven method for selecting store sites and have identified over 650 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States.
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
Seasonality and Weather
Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, natural disasters, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of our stores.
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
Significant Accounting Policies and Estimates
Management’s discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Our significant accounting policies are disclosed in Note 1 to our Consolidated Financial Statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Description

Revenue Recognition and Sales Returns:
We recognize revenue at the time the customer takes possession of merchandise or receives services. If we receive payment before the customer has taken possession of the merchandise (as per our layaway program), the revenue is deferred until the sale is complete. Revenues from the sale of gift cards are deferred and recognized upon redemption.

Judgments and Uncertainties

We estimate a liability for sales returns based on a one-year rolling average of historical return trends and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation methodologies have been consistently applied from year to year, however, as with any estimates, refunds activity may vary from estimated amounts.
We recognize a benefit for gift cards when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”) or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns.
Effect if Actual Results Differ From
Assumptions

We have not made any material changes in the accounting methodology used to recognize sales returns in the financial periods presented.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate sales returns or gift card breakage. However, if actual consumer return or gift card redemption patterns are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
A 10% change in our sales return reserve at December 29, 2007, would have affected net earnings by approximately $190,000 in fiscal 2007.
A 10% change in our assumptions regarding gift card breakage would have affected net earnings by approximately $225,000 in fiscal 2007.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Inventory Valuation:

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

Our impairment reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding forecasted consumer demand, overall aging, the promotional environment, historical results and current inventory loss trends.

We have not made any material changes in the accounting methodology used to recognize impairment reserves in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment. However, if assumptions regarding consumer demand or clearance potential for certain products are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our impairment reserve at December 29, 2007, would have affected net earnings by approximately $315,000 in fiscal 2007.

Shrinkage

Our stores perform physical inventories at least once a year and we have established reserves for estimating inventory shrinkage between physical inventory counts. This is done by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

The estimated shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends.

Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical trends, loss prevention measures and new merchandising strategies.

We have not made any material changes in the methodology used to recognize shrinkage in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our shrinkage reserve. However, if our estimates regarding inventory losses are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our shrinkage reserve at December 29, 2007, would have affected net earnings by approximately $810,000 in fiscal 2007.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Vendor Support

We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs. The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to several years. Many agreements are negotiated annually and are based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold, which is in compliance with Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors.

The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we can reasonably estimate purchase volume and related vendor funding, it is possible that actual results could significantly differ from estimated amounts.

Our allocation methodology contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding purchasing activity, target thresholds and vendor attrition.

At the end of each fiscal year, the estimated support is reconciled to the actual amounts earned based upon actual purchase activity.

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2007.

Although it is unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience a higher inventory balance and higher cost of sales.

If a 10% reserve had been applied against our outstanding vendor support due as of December 29, 2007, net earnings would have been affected by approximately $1.1 million.

Freight

We incur various types of transportation and delivery costs in connection with inventory purchases. Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

We allocate freight as a component of total cost of sales without regard to inventory mix or unique freight burden of certain categories. This assumption has been consistently applied for all years presented.
If a 10% increase or decrease had been applied against our current inventory capitalized freight balance, net earnings would have been affected by approximately $3.0 million.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Stock-Based Compensation:

We have a stock-based compensation plan, which includes incentive and non-qualified stock options, nonvested share awards, and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies , and Note 2, Shareholders’ Equity , to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We estimate the fair value of our stock option awards at the date of grant utilizing a Black-Scholes option pricing model. We estimate the fair value of our market-based nonvested share awards at the date of grant utilizing average market price of our stock on the date of the related award.

Management reviews its assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of stock-based compensation awards.

Option-pricing models and generally accepted valuation techniques require management to make subjective assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. In addition to the key assumptions used to estimate the fair value, the estimated forfeiture rate of the awarded options is a critical assumption, as it reduces expense ratably over the vesting period. Changes in these assumptions can materially affect the fair value estimate.

While we update our assumptions annually, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. The reported stock-based compensation expense may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense for the year ended December 29, 2007, would have affected net earnings by approximately $659,000.

Self-Insurance Reserves:

We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values ($200,000 for employee health insurance claims, $350,000 for workers’ compensation and $250,000 for general liability).

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Management reviews its assumptions and the valuations provided by independent third-party actuaries to determine the adequacy of our self-insured liabilities.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses or gains that could be material.

A 10% change in our insurance reserves at December 29, 2007, would have affected net earnings by approximately $1.3 million in fiscal 2007.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Sales Tax Audit Reserve:

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

Our sales tax audit reserve contains uncertainties because management is required to make assumptions and to apply judgment regarding the regulatory support for SKU-specific agricultural-based exemptions, ambiguity in state tax regulations, and the level of exemptions support required by applicable states.

We have not made any material changes in the methodology used to recognize the sales tax audit revenue in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the sales tax liability reserve for current audits. However, if our estimates regarding the ultimate sales tax liability are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our sales tax liability reserve at December 29, 2007, would have affected net earnings by approximately $350,000 in fiscal 2007.

Tax Contingencies:

Our income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for uncertain tax positions. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

Effective December 31, 2006, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Accordingly, we recognize a liability for certain tax benefits that do not meet the minimum requirements for recognition in the financial statements. See Note 10.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

We do not believe there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized.

Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

A 10% change in our unrecognized tax benefit reserve at December 29, 2007 would have affected net earnings by approximately $265,000 in fiscal 2007.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Goodwill:

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment.

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our impairment loss assessment methodology in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Long-Lived Assets:

Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Quarterly Financial Data
Our unaudited quarterly operating results for each fiscal quarter of 2007 and 2006 are shown below (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2007
Net sales	$559,832	$790,929	$629,199	$723,252	$2,703,212
Gross margin	168,180	250,424	198,647	235,457	852,708
Income from operations	8,980	71,108	29,669	50,284	160,041
Net income	4,999	43,757	17,468	30,017	96,241
Net income per share: (1)
Basic	$0.12	$1.10	$0.45	$0.79	$2.45
Diluted	$0.12	$1.08	$0.44	$0.77	$2.40
Same-store sales increase	8.5%	1.0%	1.9%	3.8%	3.4%

2006
Net sales	$465,547	$714,944	$559,222	$629,899	$2,369,612
Gross margin	141,995	224,507	174,919	204,725	746,146
Income from operations	1,741	68,931	29,103	48,245	148,020
Net income	525	42,927	18,059	29,497	91,008
Net income per share:(1)
Basic	$0.01	$1.07	$0.45	$0.73	$2.27
Diluted	$0.01	$1.05	$0.44	$0.72	$2.22
Same-store sales increase	3.7%	0.5%	2.4%	0.5%	1.6%

(1)	Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.

Results of Operations
Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal year ended December 31, 2005 contains 53 weeks while the fiscal years ended December 29, 2007 and December 30, 2006 contain 52 weeks.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	68.5	68.5	69.2

Gross margin	31.5	31.5	30.8
Selling, general and administrative expenses	23.7	23.5	22.6
Depreciation and amortization	1.9	1.8	1.6

Income from operations	5.9	6.2	6.6
Interest expense, net	0.2	0.1	0.1

Income before income taxes	5.7	6.1	6.5
Income tax provision	2.1	2.3	2.4

Net income	3.6%	3.8%	4.1%

Fiscal 2007 Compared to Fiscal 2006
Net sales increased 14.1% to $2,703.2 million in fiscal 2007 from $2,369.6 million in fiscal 2006. This increase resulted from the opening of new stores as well as a same-store sales improvement of 3.4%. Our average transaction value increased 1.1% to $43.60 while same-store transaction value decreased 0.1% for fiscal 2007. Average daily transaction count per store increased 0.6% to 239, and same-store transaction count increased 3.5%.
Same-store sales improvements of 3.4% compared to 1.6% in the prior year were strongest in the livestock/pet and truck/towing categories, but were partially offset by lower than expected performance in seasonal and hardware/tool products.
In fiscal 2007, we opened 89 new stores (compared to 82 new stores in fiscal 2006), relocated 12 stores (compared to 15 in fiscal 2006) and sold our only Del’s store located in Canada (compared to one closed store in fiscal 2006).
As a percent of sales, gross margin was unchanged at 31.5% compared with the prior year. Reductions in direct product costs were achieved through improved sourcing and mix of sales, but were offset by slightly higher transportation costs and increased shrinkage.
As a percent of sales, selling, general and administrative (“SG&A”) expenses increased 20 basis points to 23.7% in fiscal 2007 from 23.5% in fiscal 2006. The increase is primarily attributable to increased occupancy and payroll costs from new stores, which generally have higher costs in relation to sales volume than the chain average. Depreciation and amortization expense increased 20.7% in fiscal 2007 over fiscal 2006 due mainly to costs associated with new stores.
Net interest expense increased 10 basis points as a percent of sales to $5.0 million in fiscal 2007 from $2.7 million in fiscal 2006. This increase is due largely to borrowings related to the stock repurchase program.
Our effective tax rate was 37.9% for fiscal 2007 compared to 37.4% in fiscal 2006, resulting primarily from state taxes relating to the composition of income among the states and the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) relating to uncertainties in income tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.
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

As a result of the foregoing factors, net income for fiscal 2007 increased 5.8% to $96.2 million, or $2.40 per diluted share. Compared to net income of $91.0 million, or $2.22 per diluted share, in fiscal 2006. During 2007, the Company repurchased 3.2 million shares of its stock for $150.0 million as part of our previously announced $200 million share repurchase program.
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
In fiscal 2006, we opened 82 new stores (compared to 65 new stores and the acquisition of 16 Del’s stores in fiscal 2005), relocated 15 stores (compared to 18 in fiscal 2005) and closed one store (compared to one closure in fiscal 2005).
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
As a percent of sales, selling, general and administrative expenses increased 90 basis points to 23.5% in fiscal 2006 from 22.6% in fiscal 2005. The increase is primarily attributable to increased occupancy costs and a charge of $9.7 million (or 0.4% of sales) related to stock compensation expense.
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
Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective method and began recognizing compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense recognized since the beginning of fiscal 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees post-adoption, which represents the difference between the grant date fair value and the employee purchase price.
For fiscal 2006, the adoption of the SFAS 123(R) fair value method resulted in additional compensation expense (a component of selling, general and administrative expenses) related to our stock plans that we would not have recognized had we continued to account for share-based compensation under Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees” (“APB 25”). For fiscal 2006, this share-based compensation expense lowered pre-tax income by $9.7 million and net income by $6.1 million.
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
Working Capital
At December 29, 2007, we had working capital of $312.1 million, a $4.0 million decrease from December 30, 2006. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	2007	2006	Variance
Current assets:
Cash and cash equivalents	$13.7	$26.4	$(12.7)
Inventories	636.0	594.9	41.1
Prepaid expenses and other current assets	41.9	37.0	4.9
Deferred income taxes	0.3	11.3	(11.0)

	691.9	669.6	22.3

Current liabilities:
Accounts payable	$258.3	$229.2	$29.1
Accrued expenses	115.6	111.7	3.9
Income taxes payable	5.1	11.5	(6.4)
Other, net	0.8	1.1	(0.3)

	379.8	353.5	26.3

Working capital	$312.1	$316.1	$(4.0)

The increase in inventories and related increase in accounts payable resulted primarily from the purchase of inventory for new stores. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. We experienced an increase in our financed inventory from approximately 37.3% to 38.3%. (The calculated financed inventory assumes average inventory, excludes in-transit inventories and includes only unopened stores with significant inventory).
While we experienced a seven basis point decrease in inventory turns (approximately 2.60 times per year), we improved our per-store inventory levels through targeted inventory level improvement initiatives. These initiatives included better exit strategies on one-time, special buys; a focused approach on new store inventory levels and less productive inventory; and a more rigorous training program on our E3 inventory management software.

The decrease in the deferred tax assets is a result of changes in temporary differences associated with the accounting for income taxes. Certain items of income and expense such as gift card receipts, inventory costing and depreciation expense may not be recognized in the same accounting period for income tax purposes as they are for financial reporting purposes.
Borrowings and Credit Facilities
In August 2002, we entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), whereby we were permitted to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004 (primarily with respect to financial covenants) and replaced on February 22, 2007.
On February 22, 2007 we entered into a new Senior Credit Facility with Bank of America, N.A, as agent for a lender group (the “Credit Agreement”), allowing us to borrow up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases.
At December 29, 2007, there were $55 million in borrowings outstanding under the Credit Agreement and there were no outstanding borrowings at December 30, 2006. There were an additional $25.0 million and $24.9 million outstanding letters of credit as of December 29, 2007 and December 30, 2006, respectively. Borrowings bear interest at either the bank’s base rate (7.25% at December 29, 2007) or the London Inter-Bank Offer Rate (“LIBOR”) (4.86% at December 29, 2007) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 29, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 29, 2007). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. The new agreement eliminated the capital expenditures, net worth and current ratio requirements from the previous agreement and requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at December 29, 2007.
In February 2008, we exercised the increase option on our Senior Credit Facility increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, definitions within the existing credit facility were modified as follows: (1) added an additional Increase Option for $150 million; (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.
Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations. Principal uses of cash for investing activities are capital expenditures and financing activities are payments on debt and repurchase of the Company’s common stock. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

	2007	2006	2005
Net cash provided by operating activities	$155.0	$87.5	$104.5
Net cash used in investing activities	(82.6)	(80.8)	(90.7)
Net cash provided by (used in) financing activities	(85.1)	10.1	(16.2)

Net increase (decrease) in cash and cash equivalents	$(12.7)	$16.8	$(2.4)

Operating Activities
The $67.5 million increase in net cash provided by operations in fiscal 2007 over fiscal 2006 is primarily due to changes in the following operating activities (in millions):

	2007	2006	Variance
Net income	$96.2	$91.0	$5.2
Depreciation and amortization	51.1	42.3	8.8
Stock compensation expense	10.6	9.7	0.9
Deferred income taxes	7.0	(3.5)	10.5
Inventories and accounts payable	(11.9)	(78.7)	66.8
Accrued expenses	4.3	8.8	(4.5)
Income taxes currently payable	(6.5)	10.1	(16.6)
Other, net	4.2	7.8	(3.6)

Net cash provided by operations	$155.0	$87.5	$67.5

We reclassified cash balances in our bank concentration account against the book overdraft included in accounts payable, resulting in a change in fiscal 2006 and fiscal 2005 net cash provided by operations.
The improvement in net cash provided by operations in fiscal 2007 compared with fiscal 2006 was primarily due to changes in inventory levels and the timing of payments. Inventory levels increased less in 2007 compared to 2006, due to the timing of imports and a focus on inventory management in 2007. Additionally, we achieved a slight increase in financed inventory, resulting in a higher increase in accounts payable relative to inventory. The change in cash used for income taxes relates to the timing of quarterly payments caused by annualized proration requirements.
The $17.0 million decrease in net cash provided by operations in fiscal 2006 over fiscal 2005 is primarily due to changes in the following operating activities (in millions):

	2006	2005	Variance
Net income	$91.0	$85.7	$5.3
Tax benefit of stock options exercised	—	12.5	(12.5)
Depreciation and amortization	42.3	34.0	8.3
Stock compensation expense	9.7	—	9.7
Deferred income taxes	(3.5)	(12.7)	9.2
Inventories and accounts payable	(78.7)	(29.6)	(49.1)
Accrued expenses	8.8	12.8	(4.0)
Income taxes currently payable	10.1	1.4	8.7
Other, net	7.8	0.4	7.4

Net cash provided by operations.	$87.5	$104.5	$(17.0)

The decrease in net cash provided by operations in fiscal 2006 compared with fiscal 2005 is primarily due to the net increase in inventory and accounts payable (as discussed in the Working Capital section), partially offset by an increase in net income adjusted for non-cash items.
Investing Activities
Investing activities used $82.6 million, $80.8 million, and $90.7 million in fiscal 2007, 2006 and 2005, respectively. The majority of this cash requirement relates to our capital expenditures and, in fiscal 2005, the acquisition of the assets of Del’s.
Our significant store expansion, coupled with required investment in infrastructure, required the following capital expenditures, including capital leases (in thousands):

	2007	2006	2005
New and relocated stores and stores not yet opened	$38,119	$54,111	$40,525
Existing store properties acquired from lessor	6,790	—	—
Existing stores	18,276	20,214	11,424
Distribution center capacity and improvements	3,280	2,302	19,585
Information technology	17,377	13,336	6,612
Corporate and other	144	602	689

	$83,986	$90,565	$78,835

Our long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. This growth will also require continuing investment in information technology and people. The costs reflected above are typically building improvements, as we lease the majority of our facilities. We currently estimate that capital expenditures will range between $100 million and $105 million in fiscal 2008.
Financing Activities
Financing activities used $85.1 million, provided $10.1 million, and used $16.2 million in fiscal 2007, 2006 and 2005, respectively. The cash used by financing activities in fiscal 2007 is mainly the result of share repurchase activity partially offset by borrowings and share issuances.
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
For fiscal 2007, we repurchased approximately 3.2 million shares at a total cost of $150.0 million. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.
We believe that our cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including store openings, relocations and renovations, over the next several years.
Significant Contractual Obligations and Commercial Commitments
The following table reflects our future obligations and commitments as of December 29, 2007 (in thousands):

	Payment Due by Period
	Total
	Contractual	Less than			More than
	Obligations	1 year	1-3 years	4-5 years	5 years
Long-term debt (1)	$55,000	$—	$—	$55,000	$—
Operating leases	1,205,020	126,419	239,516	217,675	621,410
Capital leases (2)	5,242	1,040	1,222	336	2,644
Purchase obligations (3)	13,226	10,712	2,514	—	—

	$1,278,488	$138,171	$243,252	$273,011	$624,054

(1)	Long-term debt balances represent principal maturities, excluding interest. At December 29, 2007, this entire amount relates to the Company’s Credit Agreement.

(2)	Capital lease obligations include related interest.

(3)	The amounts for purchase obligations include commitments for construction of stores expected to be opened in fiscal 2008 and for acquisition of a store property previously under lease.
The Company had outstanding standby letters of credit of $25.0 million as of December 29, 2007.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist of operating leases and outstanding letters of credit. The balances for these arrangements are discussed above. We typically lease buildings for retail stores and offices rather than acquiring these assets which allows us to utilize financial capital to operate the business rather than invest in fixed assets. Letters of credit allow us to purchase inventory, primarily sourced overseas, and support certain risk management programs in a timely manner.

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
Recent Accounting Pronouncements
How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement
In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning in fiscal 2007. The adoption of EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial Statements as our policy is to exclude all such taxes from revenue.
Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We adopted FIN 48 in fiscal 2007, as required. (See Note 10 to the Consolidated Financial Statements for further information.)
Fair Value Measurements
In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the proposed FSP). The proposed FSP would amend FASB Statement No. 157, “Fair Value Measurements” (Statement 157), to delay the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS 157 beginning December 30, 2007. The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flow.
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not result in a material impact to our financial condition, results of operations, or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (7.25% and 8.25% at December 29, 2007 and December 30, 2006, respectively) or LIBOR (4.86% and 5.32% at December 29, 2007 and December 30, 2006, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at both December 29, 2007 and December 30, 2006). We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the credit line (0.10% at December 29, 2007). A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $900,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

Item 8. Financial Statements and Supplementary Data
INDEX
TRACTOR SUPPLY COMPANY

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
Tractor Supply Company
We have audited Tractor Supply Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.
Nashville, Tennessee
February 25, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Tractor Supply Company
We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.
As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation using the modified-prospective method.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
Nashville, Tennessee
February 25, 2008

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2007	2006	2005
Net sales	$2,703,212	$2,369,612	$2,067,979

Cost of merchandise sold	1,850,504	1,623,466	1,431,348

Gross margin	852,708	746,146	636,631

Selling, general and administrative expenses	641,603	555,834	466,167
Depreciation and amortization	51,064	42,292	34,020

Operating income	160,041	148,020	136,444

Interest expense, net	5,037	2,688	1,632

Income before income taxes	155,004	145,332	134,812

Income tax expense	58,763	54,324	49,143

Net income	$96,241	$91,008	$85,669

Net income per share – basic	$2.45	$2.27	$2.19

Net income per share – assuming dilution	$2.40	$2.22	$2.09

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Dec. 29,	Dec. 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,700	$26,393
Inventories	635,988	594,851
Prepaid expenses and other current assets	41,959	37,007
Deferred income taxes	277	11,360

Total current assets	691,924	669,611

Property and Equipment:
Land	23,151	19,495
Buildings and improvements	279,313	248,063
Furniture, fixtures and equipment	175,941	146,128
Computer software and hardware	61,732	46,853
Construction in progress	10,006	15,404

	550,143	475,943
Accumulated depreciation and amortization	(217,215)	(174,339)

Property and equipment, net	332,928	301,604

Goodwill	10,258	10,288
Deferred income taxes	16,692	10,779
Other assets	6,169	5,976

Total assets	$1,057,971	$998,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,346	$229,171
Other accrued expenses	115,601	111,721
Current portion of capital lease obligations	847	1,065
Income taxes currently payable	5,062	11,550

Total current liabilities	379,856	353,507

Revolving credit loan	55,000	—
Capital lease obligations, less current maturities	2,351	2,808
Straight line rent liability	30,886	24,399
Other long-term liabilities	24,541	18,640

Total liabilities	492,634	399,354

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common Stock, 100,000,000 shares authorized, $.008 par value; 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,281,732 shares issued and outstanding at December 30, 2006	326	322
Additional paid-in capital	151,317	129,249
Treasury stock, at cost, 3,216,187 shares	(150,049)	—
Accumulated other comprehensive loss	—	(22)
Retained earnings	563,743	469,355

Total stockholders’ equity	565,337	598,904

Total liabilities and stockholders’ equity	$1,057,971	$998,258

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
Stockholders’ equity at December 25, 2004	$306	$77,600	$—	$292,678	$—	$370,584

Issuance of common stock under employee stock purchase plan (42,065 shares)		1,648				1,648
Exercise of stock options (1,089,011 shares)	9	7,282				7,291
Tax benefit on disqualifying disposition of stock options		12,517				12,517
Foreign currency translation adjustment					(11)	(11)
Net income				85,669		85,669

Stockholders’ equity at December 31, 2005	315	99,047	—	378,347	(11)	477,698

Issuance of common stock under employee stock purchase plan (38,354 shares)	1	1,930				1,931
Exercise of stock options (809,929 shares)	6	8,136				8,142
Stock compensation		9,664				9,664
Tax benefit on disqualifying disposition of stock options		10,472				10,472
Foreign currency translation adjustment					(11)	(11)
Net income				91,008		91,008

Stockholders’ equity at December 30, 2006	322	129,249	—	469,355	(22)	598,904

Cumulative effect of change in accounting principle (Note 10)				(1,853)		(1,853)
Issuance of common stock under employee stock purchase plan (46,654 shares)	1	1,844				1,845
Exercise of stock options (371,823 shares)	3	5,586				5,589
Stock compensation		10,620				10,620
Tax benefit on disqualifying disposition of stock options		4,018				4,018
Repurchase of common stock (3,216,187 shares)			(150,049)			(150,049)
Foreign currency translation adjustment					22	22
Net income				96,241		96,241

Stockholders’ equity at December 29, 2007	$326	$151,317	$(150,049)	$563,743	$—	$565,337

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$96,241	$91,008	$85,669
Tax benefit of stock options exercised	—	—	12,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,064	42,292	34,020
Gain on disposition of property and equipment	30	(1,606)	(1,824)
Stock compensation expense	10,620	9,664	—
Deferred income taxes	7,047	(3,530)	(12,735)
Change in assets and liabilities, net of acquisition:
Inventories	(41,137)	(134,100)	(71,302)
Prepaid expenses and other current assets	(4,557)	57	(7,097)
Accounts payable	29,175	55,393	41,704
Accrued expenses	4,339	8,757	12,817
Income taxes currently payable	(6,488)	10,129	1,421
Other	8,687	9,486	9,282

Net cash provided by operating activities	155,021	87,550	104,472

Cash flows from investing activities:
Capital expenditures	(83,547)	(88,894)	(77,507)
Proceeds from sale of property and equipment	974	8,810	4,413
Acquisition of Del’s Farm Supply	—	—	(17,603)
Other	—	(746)	—

Net cash used in investing activities	(82,573)	(80,830)	(90,697)

Cash flows from financing activities:
Borrowings under revolving credit agreement	1,050,931	394,404	242,992
Repayments under revolving credit agreement	(995,931)	(402,616)	(267,059)
Tax benefit of stock options exercised	3,149	9,456	—
Principal payments under capital lease obligations	(675)	(1,228)	(1,094)
Repurchase of common stock	(150,049)	—	—
Net proceeds from issuance of common stock	7,434	10,073	8,939

Net cash provided by (used in) financing activities	(85,141)	10,089	(16,222)

Net increase (decrease) in cash	(12,693)	16,809	(2,447)

Cash and cash equivalents at beginning of year	26,393	9,584	12,031

Cash and cash equivalents at end of year	$13,700	$26,393	$9,584

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,953	$2,822	$1,715
Income taxes	54,939	36,898	47,191

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$439	$1,671	$1,328
The accompanying notes are an integral part of these financial statements.

Note 1 – Significant Accounting Policies:
Nature of Business
Tractor Supply Company (the “Company”, “we”, “us” and/or “our”) is the largest operator of retail farm and ranch stores in the United States. We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At December 29, 2007, we operated 764 retail farm and ranch stores in 43 states and also offered a limited number of products online at TractorSupply.com.
Fiscal Year
Our fiscal year ends on the last Saturday of the calendar year and includes 52 or 53 weeks. The fiscal years ended December 29, 2007 and December 30, 2006 consist of 52 weeks, while the fiscal year ended December 31, 2005 consists of 53 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2007 presentation: (1) Cash balances in our bank concentration account have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets; (2) Inventory initially consigned but ultimately purchased has been included in the inventory and accounts payable balances in the Consolidated Balance Sheets; (3) Discount fees on our proprietary credit card have been reclassified from operating expenses into cost of merchandise sold in the Consolidated Statements of Income.
Segment Information
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Tractor Supply Company has one reportable industry segment – the operation of farm and ranch retail stores and also offers a limited number of products online at TractorSupply.com.
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
We are required to collect certain taxes and fees from customers on behalf of government agencies and remit these back to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in net sales. We record a liability upon collection from the customer and relieve the liability when payments are remitted to the applicable governmental agency.

We estimate a liability for sales returns based on a one-year rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation methodologies have been consistently applied from year to year; however, as with any estimates, refunds activity may vary from estimated amounts. Estimated sales returns are shown “net”, as a reduction in gross margin in the Consolidated Statements of Income. At December 29, 2007 we had a liability of $3.0 million reserved for sales returns, compared to $3.2 million at December 30, 2006.
We recognize a benefit for gift cards when: (i) the gift card or merchandise return card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”) or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns.
We recognized a benefit of $1.2 million and $2.4 million in fiscal 2007 and 2006, respectively. Of the $2.4 million recognized in 2006, $2.1 million (or $.03 per diluted share) was due to a modification of the estimation of redemption assumptions based on an analysis of historical redemption patterns. This benefit has been included as a reduction in selling, general and administrative expenses and is reflected as a reduction of other accrued expenses in the accompanying Consolidated Balance Sheets.
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
Shrinkage
Our stores perform physical inventories once a year and we have established reserves for estimating inventory shrinkage between physical inventory counts. This is done by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences. The estimated shrink rate is based on historical experience. We believe historical rates are an accurate reflection of future trends.
Vendor Support
We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs. The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to several years. Many agreements are negotiated annually and are based on expected annual purchase of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold, which is in compliance with Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).
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

Freight
We incur various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as inventory is sold.
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
Share-based Payments
We have share-based compensation plans covering certain members of management and non-employee directors. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) using the modified prospective transition method. (See Note 2).
We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of subjective assumptions including expected stock price volatility and expected life. We rely on historical volatility trends to estimate future volatility assumptions. Other assumptions required for estimating fair value with the Black-Scholes model are the expected risk-free interest rate and expected life of the option. The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.
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
We believe our estimates are reasonable in the context of actual (historical) experience. The impact of adopting SFAS No. 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
Sales Tax Audit Reserve
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

Self-Insurance Reserves
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values ($200,000 for employee health insurance claims, $350,000 for workers’ compensation and $250,000 for general liability). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon use of outside actuarial consultants, historical data, and experience. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results. At December 29, 2007, we had recorded net insurance reserves of $21.7 million, compared to $21.9 million at December 30, 2006.
Tax Contingencies
Our income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.
Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Accordingly, we recognize a liability for certain tax benefits that do not meet the minimum requirements for recognition in the financial statements
Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.
Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.
Credit Cards/Accounts Receivable
Sales generated through our private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Commerce Solutions, a division of Citigroup (“Citigroup”), consumer and business credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.
Pre-opening Costs
Non-capital expenditures incurred in connection with opening new store and distribution centers, primarily payroll and rent, are expensed as incurred. Preopening costs were approximately $9.4 million, $9.4 million and $7.2 million in 2007, 2006 and 2005, respectively.
Store Closing Costs
We regularly evaluate the performance of our stores and periodically close those that are under-performing. We recognize store closing costs in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, usually in the period the store closes. Store closing costs were not significant to results of operations for any of the fiscal years presented.

Cash and Cash Equivalents
Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. The terms of our revolving credit agreement (the “Credit Agreement”) include variable interest rates, which approximate current market rates.
Inventories
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $25.5 million and $20.3 million higher than reported at December 29, 2007 and December 30, 2006, respectively.
Vendor Concentration
Approximately 200 vendors accounted for 80% of our purchases for fiscal 2007, with no one vendor representing more than 10% of purchases during the year.
Warehousing and Distribution Costs
Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Income.
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

Life
Buildings	30 – 35 years
Leasehold and building improvements	5 – 15 years
Furniture, fixtures and equipment	5 – 10 years
Computer software and hardware	3 – 5 years
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
Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to assets held for sale.
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
No significant impairment charges were recognized in fiscal years 2007, 2006 and 2005.
Goodwill
Goodwill and intangible assets with indefinite lives are not amortized. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.
In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. During the current year, we reduced recorded goodwill by $30,000 upon a final determination of the value related to acquired intangible assets.

Advertising Costs
Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses for fiscal 2007, 2006 and 2005 were approximately $58.6 million, $53.2 million and $47.4 million, respectively. Prepaid advertising costs were approximately $1.3 million and $1.5 million at December 29, 2007 and December 30, 2006, respectively.
Income Taxes
We account for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.
Net Income Per Share
As provided by SFAS No. 128, “Earnings per Share”, basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding. Diluted shares are computed using the treasury stock method for options.
Foreign Currency Translation
Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in shareholders’ equity. The assets and liabilities of our store in British Columbia, which was sold in fiscal 2007, were translated into United States dollars at year-end rates of exchange, while revenues and expense items were translated at average rates for the period.
Note 2 – Share-Based Compensation:
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments”, using the modified prospective method and began recognizing compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS No. 123(R) requires share-based compensation expense recognized the beginning of fiscal 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price.
For fiscal 2007, the adoption of the SFAS No. 123(R) fair value method resulted in share-based compensation expense (a component of selling and general and administrative expenses) related to our stock plans that we would not have recognized had we continued to account for share-based compensation under APB 25 (defined below). Share-based compensation expense lowered pre-tax income by $10.6 million (including a reduction in expense of approximately $0.5 million related to the modification of certain board members and officers upon resignation) and $9.7 million for fiscal 2007 and 2006, respectively. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as required prior to adoption of SFAS No. 123(R).

Prior to January 1, 2006, we accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS No. 123(R). As we adopted SFAS No. 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.
The following table illustrates the effect on net income and earnings per share as if we applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock plans in all periods presented (in thousands). For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants.

2005
Net income – as reported	$85,669
Pro forma compensation expense, net of income taxes	(3,943)

Net income – pro forma	$81,726

Net income per share – basic:
As reported	$2.19
Pro forma	$2.09
Net income per share – diluted:
As reported	$2.09
Pro forma	$2.00
Under SFAS No. 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS No. 123 and APB 25, we elected to account for forfeitures at the time of valuation and reduce the pro-forma expense ratably over the period.
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
Under the terms of the 2006 Stock Incentive Plan, a maximum of 2,750,000 shares are available for grant as stock options or other awards. At December 29, 2007, we had 2,189,432 shares available for future equity awards under the Company’s 2006 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted during fiscal 2007, 2006 and 2005, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2007	2006	2005
Expected price volatility (a)	38.1 – 41.7%	48.4%	48.1%
Risk-free interest rate (a)	4.1 – 5.0%	4.6%	3.8%
Weighted average expected lives (in years) (a)	4.1 – 5.4	7.3	7.1
Forfeiture rate (a)	1.4 – 8.0%	8.1%	21.8%
Dividend yield	0.0%	0.0%	0.0%

(a)	Beginning in 2007, a range is provided instead of a weighted average.
Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of the stock to calculate expected price volatility because we believe that this is the best indicator of future volatility. Prior to July 2006, we calculated weekly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Beginning in July 2006, we calculated daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
Risk-Free Interest Rate — This is the U.S. Treasury Constant Maturity rate over a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
Weighted Average Expected Lives — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted generally have a maximum term of ten years. An increase in the expected life will increase compensation expense.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.
Dividend Yield — We have not made any dividend payments nor do we plan to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Stock Options
We issue new shares for options when exercised. A summary of stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding December 25, 2004	3,479,494	$12.28
Granted	449,100	37.31
Exercised	(1,089,011)	6.67
Canceled	(66,305)	25.10

Outstanding December 31, 2005	2,773,278	$18.24
Granted	498,150	61.51
Exercised	(809,929)	10.05
Canceled	(70,138)	42.52

Outstanding December 30, 2006	2,391,361	$29.32	6.5	$45,301
Granted	579,666	46.78
Exercised	(371,823)	15.03
Canceled	(310,878)	49.62

Outstanding December 29, 2007	2,288,326	$33.31	6.4	$22,485

Exercisable at December 29, 2007	1,373,737	$23.50	5.0	$22,485

The aggregate intrinsic values in the table above represents the total difference between our closing stock price on December 29, 2007 and the option exercise price, multiplied by the number of in-the-money options as of December 29, 2007. As of December 29, 2007, total unrecognized compensation expense related to non-vested stock options is $15,361,000 with a weighted average expense recognition period of 1.4 years.
The following summarizes information concerning stock option grants during fiscal 2007, 2006 and 2005:

	2007	2006	2005
Options granted with exercise price equal to market value:
Weighted average exercise price	$46.15	$61.07	$36.97
Weighted average fair value	$19.39	$35.59	$20.84
Stock options granted	473,748	463,150	399,100

Options granted with exercise price greater than market value: (a)
Weighted average exercise price	$—	$67.40	$40.03
Weighted average fair value	$—	$21.81	$16.10
Stock options granted	—	35,000	50,000

(a)
According to the terms of the 2006 Stock Incentive Plan, in the case of a stockholder owning more than 10% of the outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.

During 2007, certain options were modified to immediately vest and extend the related exercise period, effectively resulting in a cancellation of existing options and grant of new options. The options retained the original exercise price and, as a result, the modified options had exercise prices both above and below the modification date fair value. The following summarizes the activity related to these modifications:

2007
Options granted with exercise price greater than market value:
Weighted average exercise price	$58.87
Weighted average fair value	$0.93
Stock options granted	55,668

Options granted with exercise price less than market value:
Weighted average exercise price	$39.11
Weighted average fair value	$2.16
Stock options granted	50,250
Other information relative to option activity during fiscal 2007, 2006 and 2005 is as follows (in thousands, except per share amounts):

	2007	2006	2005
Weighted average grant date fair value of stock options granted	$16.15	$34.61	$20.33
Total fair value of stock options vested	$10,748	$5,578	$8,304
Total intrinsic value of stock options exercised	$12,075	$37,241	$41,662
Restricted Stock
We issue shares for restricted stock awards once vesting occurs and related restrictions lapse. We issued 68,889 restricted shares under the 2006 Stock Incentive Plan. The shares vest over a one to three-year term. The status of restricted shares as of December 29, 2007 is presented below:

Restricted Shares	Shares	Grant Date Fair Value
Restricted at December 31, 2005	—	$—
Granted	2,480	64.45
Exercised	—	—
Forfeited	—	—

Restricted at December 30, 2006	2,480	64.45
Granted	68,889	46.01
Exercised	—	—
Forfeited	7,500	46.17

Restricted at December 29, 2007	63,869	$46.71

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 46,654, 38,354 and 42,065 shares of common stock during fiscal 2007, 2006 and 2005, respectively. The total cost related to the ESPP, including the compensation expense calculation under SFAS 123(R), was approximately $556,000, $430,000 and $247,000 in fiscal 2007, 2006 and 2005, respectively. At December 29, 2007, there were 3,299,403 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to the Company’s share-based compensation plans during fiscal 2007.

Note 3 – Acquisition of Del’s Farm Supply:
On November 10, 2005, the Company acquired the assets of privately-held Del’s Farm Supply, Inc. (“Del’s”) for $17.6 million (including 16 stores) and the assumption of certain liabilities. Based in Lakewood, Washington, Del’s now operates 23 stores, primarily in the Pacific Northwest, that offer a wide selection of products tailored to those who enjoy the rural lifestyle. Del’s specializes in the equine, animal and pet category. The purchase price was allocated as follows (in thousands):

Inventory	$4,300
Current assets	803
Fixed assets	1,500
Other assets	2,142
Goodwill	10,258
Current liabilities	(1,400)

$17,603

Upon completion of the Company’s procedures, the initial estimates related to goodwill were revised to the amounts reflected above (see Note 1).
Note 4 – Credit Agreement:
In August 2002, we entered into a credit agreement with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), whereby we were permitted to borrow up to $155 million. The Credit Agreement was subsequently amended on January 28, 2004 and September 30, 2004 (primarily with respect to financial covenants) and replaced on February 22, 2007.
On February 22, 2007 we entered into a new Senior Credit Facility with Bank of America, N.A, as agent for a lender group (the “Credit Agreement”), allowing us to borrow up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). This agreement is unsecured and has a five year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases.
At December 29, 2007, there were $55 million in borrowings outstanding under the Credit Agreement and there were no outstanding borrowings at December 30, 2006. There were an additional $25.0 million and $24.9 million outstanding letters of credit as of December 29, 2007 and December 30, 2006, respectively. Borrowings bear interest at either the bank’s base rate (7.25% at December 29, 2007) or the London Inter-Bank Offer Rate (“LIBOR”) (4.86% at December 29, 2007) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 29, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 29, 2007). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. The new agreement eliminated the capital expenditures, net worth and current ratio requirements from the previous agreement and requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at December 29, 2007.
In February 2008, we exercised the Increase Option on our Senior Credit Facility increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, definitions within the existing credit facility were modified as follows: (1) added an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.

Note 5 – Leases:
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
Total rent expense for fiscal 2007, 2006 and 2005 was approximately $124.0 million, $104.3 million and $83.3 million respectively. Total contingent rent expense for fiscal 2007, 2006, and 2005 was insignificant.
Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital	Operating
	Leases	Leases
2008	$1,040	$126,419
2009	710	122,408
2010	512	117,108
2011	198	112,219
2012	138	105,456
Thereafter	2,644	621,410

Total minimum lease payments	5,242	$1,205,020

Amount representing interest	(2,044)

Present value of minimum lease payments	3,198
Less: current portion	(847)

Long-term capital lease obligations	$2,351

Assets under capital leases were as follows (in thousands):

	2007	2006
Building and improvements	$1,581	$1,581
Computer software and hardware	4,275	4,306
Less: accumulated depreciation and amortization	(2,860)	(2,156)

	$2,996	$3,731

Note 6 – Capital Stock:
The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 100,000,000 shares of common stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.
Note 7 – Treasury Stock:
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
During 2007 we repurchased 3,216,187 shares under the share repurchase program for $150.0 million. As of December 29, 2007, we had remaining authorization under the share repurchase program of $50.0 million.

Note 8 – Comprehensive Income:
Comprehensive income for each fiscal year is as follows (in thousands):

	2007	2006	2005
Net income	$96,241	$91,008	$85,669
Foreign currency translation adjustment	22	(11)	(11)

Comprehensive income	$96,263	$90,997	$85,658

Note 9 – Net Income Per Share:
Net income per share is calculated as follows (in thousands, except per share amounts):

	2007
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$96,241	39,220	$2.45
Dilutive stock options outstanding	—	880	(0.05)

Diluted net income per share	$96,241	40,100	$2.40

	2006
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$91,008	40,016	$2.27
Dilutive stock options outstanding	—	1,044	(0.05)

Diluted net income per share	$91,008	41,060	$2.22

	2005
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$85,669	39,062	$2.19
Dilutive stock options outstanding	—	1,918	(0.10)

Diluted net income per share	$85,669	40,980	$2.09

Anti-dilutive stock options excluded from the above calculations totaled 194,455, 217,118 and 19,853 in 2007, 2006 and 2005, respectively.
Note 10 – Income Taxes:
In June 2006, FASB issued FIN 48, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, nor state and local income tax examinations for years before 2002.
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

The provision for income taxes consists of the following (in thousands):

	2007	2006	2005
Current tax expense:
Federal	$49,395	$54,022	$56,917
State	2,321	3,832	4,961

Total current	51,716	57,854	61,878

Deferred tax expense (benefit):
Federal	4,449	(2,525)	(10,513)
State	2,598	(1,005)	(2,222)

Total deferred	7,047	(3,530)	(12,735)

Total provision	$58,763	$54,324	$49,143

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2007	2006
Current tax assets:
Inventory valuation	$7,696	$6,485
Accrued employee benefit costs	7,670	7,803
Other	5,367	10,463

	20,733	24,751

Current tax liabilities:
Inventory basis difference	(20,332)	(13,273)
Other	(124)	(118)

	(20,456)	(13,391)

Net current tax asset	$277	$11,360

Non-current tax assets:
Capital lease obligation basis difference	$978	$923
Rent expenses in excess of cash payments required	12,857	10,088
Deferred compensation	5,677	3,453
Other	2,650	1,359

	22,162	15,823

Non-current tax liabilities:
Depreciation	(4,755)	(4,225)
Capital lease assets basis difference	(618)	(636)
Other	(97)	(183)

	(5,470)	(5,044)

Net non-current tax asset	$16,692	$10,779

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and we believe that all of the deferred tax assets will more likely than not be realized through future earnings.
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2007	2006	2005
Tax provision at statutory rate	$54,252	$50,867	$47,173
Tax effect of:
State income taxes, net of federal tax benefits	3,205	1,837	1,780
Permanent differences	1,306	1,620	190

	$58,763	$54,324	$49,143

The Company and its affiliates file income tax returns in the U. S. and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2002. Various states have commenced an examination of our income tax returns for 2002 through 2006. We do not anticipate any adjustments would result in a material change to results of operations. However, we anticipate that it is reasonably possible that an additional payment in the approximate range of $900,000 to $1.5 million will be made by the end of 2008.

We adopted the provisions of FIN 48 on December 30, 2006. As a result of the implementation of FIN 48, we recognized a $1.9 million increase (net of applicable federal tax benefit) in the liability for unrecognized tax benefits, which was accounted for as a reduction to the December 30, 2006 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$3,558
Additions based on tax positions related to the current year	812
Additions for tax positions of prior years	278
Reductions for tax positions of prior years	(377)
Reductions due to audit results	(35)

Balance at December 29, 2007	$4,236

We recognize interest accrued related to unrecognized tax benefits as interest expense (a component of total operating expenses), and the amount is immaterial to the Consolidated Statements of Income.
Note 11 – Retirement Benefit Plans:
We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement and other benefits for our employees. Employees become eligible at the first quarterly entry period following their fulfillment of the eligibility requirements. To be eligible, an employee must be at least 21 years of age, have completed 12 months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan. We match (in cash) 100% of the employee’s elective contributions up to 3% of the employee’s eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of the employee’s eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation. All current contributions are immediately 100% vested. Company contributions to the Plan during fiscal 2007, 2006 and 2005, were approximately $2,595,000, $2,278,000 and $1,805,000, respectively.
We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company’s match. Under the deferred compensation program, the participants’ salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant’s account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant’s (i) death, (ii) retirement, (iii) total and permanent disability, (iv) separation from service, or (v) some other date designated by the participant at the time of the initial deferral. The Company’s contributions, including accrued interest, were $464,902, $403,305 and $257,000 for fiscal 2007, 2006 and 2005, respectively.
Note 12 – Commitments and Contingencies:
Construction and Real Estate Commitments
We had commitments for new store construction projects totaling approximately $8.8 million at December 29, 2007 and a commitment to purchase two stores previously under lease for approximately $8.5 million.
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

Note 13 – Subsequent Events:
In January 2008, we signed a construction agreement in the amount of $10.2 million as part of a 347,000 square foot expansion of our Waco, Texas distribution facility.
In February 2008, we exercised the increase option on our Senior Credit Facility increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, definitions within the existing credit facility were modified as follows: (1) added an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.
Note 14 – Impact of Recently Issued Accounting Standards:
How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement
In March 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning in fiscal 2007. The adoption of EITF 06-3 did not impact the method for recording and reporting these sales taxes in our Consolidated Financial statements as our policy is to exclude all such taxes from revenue.
Accounting for Uncertainty in Income Taxes
In June 2006, FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We adopted FIN 48 in fiscal 2007, as required (see Note 10).
Fair Value Measurements
In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. On December 14, 2007, the FASB issued proposed FASB Staff Position No. FAS 157-b, “Effective Date of FASB Statement No. 157” (the proposed FSP). The proposed FSP would amend FASB Statement No. 157, “Fair Value Measurements” (Statement 157), to delay the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. The Company is subject to the remaining provisions of SFAS 157 beginning December 30, 2007. The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flow.
The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not result in a material impact to our financial condition, results of operations, or cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 29, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.
Change in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
In February 2008, we exercised the increase option on our Senior Credit Facility increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, definitions within the existing credit facility were modified as follows: (1) added an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K is incorporated herein by reference.
The information set forth under the captions “Corporate Governance – Code of Ethics,” “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008 is incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the captions “Corporate Governance – Compensation Committee Interlock and Insider Participation,” “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Non-Qualified Deferred Compensation”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards At End of Fiscal Year”, “Option Exercises and Stock Vested”, and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008 is incorporated herein by reference.
Following is a summary of our equity compensation plans as of December 29, 2007, under which equity securities are authorized for issuance, aggregated as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants, and Rights	Warrants and Rights	for Future Issuance
Equity compensation plans approved by security holders:

2006 Stock Incentive Plan	537,969	$41.19	2,189,432
2000 Stock Incentive Plan (1)	1,468,864	32.39	—
1994 Stock Option Plan (1)	345,362	19.43	—
Employee Stock Purchase Plan (2)	—	—	3,299,403
Equity Compensation Plans not approved by security holders:	—	—	—

Total	2,352,195	$32.50	5,488,835

(1)	The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.

(2)	Represents shares available as of December 29, 2007.
The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Report, provides further information with respect to the material features of each plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Item 1 – Election of Directors”, “Corporate Governance” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008 is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Auditor” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2008, is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1)	Financial Statements

See Consolidated Financial Statements under Item 8 on pages 32 through 56 of this Report.

(a) (2)	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 60 through 64 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: February 27, 2008	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ James F. Wright James F. Wright	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ John Adams John Adams	Director	February 27, 2008

/s/ William Bass William Bass	Director	February 27, 2008

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 27, 2008

/s/ S.P. Braud S.P. Braud	Director	February 27, 2008

/s/ Richard W. Frost Richard W. Frost	Director	February 27, 2008

/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	February 27, 2008

/s/ Gerard E. Jones Gerard E. Jones	Director	February 27, 2008

/s/ George MacKenzie George MacKenzie	Director	February 27, 2008

/s/ Edna K. Morris Edna K. Morris	Director	February 27, 2008

/s/ Joe M. Rodgers Joe M. Rodgers	Director	February 27, 2008

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on February 14, 1994 (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003. and incorporated herein by reference).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on April 28, 1995 (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company, filed with the Delaware Secretary of State on May 13, 1994 (filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003, and incorporated herein by reference).

3.4
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference)

3.5
Amended and Restated By-laws of the Company as currently in effect (filed as Exhibit 3.7 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).

3.6
Amendment No. 1 to Amended and Restated By-Laws (filed as Exhibit 3.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference)

3.7
Amendment No. 2 to Amended and Restated By-Laws (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference)

4.1
Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on January 31, 1994, and incorporated herein by reference).

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

10.17
Second Amendment to Revolving Credit Agreement, dated as of September 30, 2004 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2004, Commission File No. 000-23314, and incorporated herein by reference.)

10.18
Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Joseph H. Scarlett, Jr. (filed as Exhibit 10.76 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.19
Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit 10.77 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.20
Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit 10.80 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.21
Change in Control Agreement dated October 31, 2005 between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
Change in Control Agreement between Tractor Supply Company and Blake A. Fohl effective November 10, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on November 17, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
Change in Control Agreement between Tractor Supply Company and Kimberly D. Vella effective November 10, 2006 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on November 17, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.24
Change in Control Agreement between Tractor Supply Company and Gregory A. Sandfort effective February 11, 2008 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on February 12, 2008, Commission File No. 000-23314, and incorporated herein by reference.)+

10.25
Transition and Separation Agreement dated February 17, 2006 between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, Registration No. 000-23314 filed with the Commission on February 21, 2006, and incorporated herein by reference).+

10.26
Lease Agreement dated September 26, 2003 between Tractor Supply Company and Duke Realty Limited (filed as Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.27
First Amendment, dated December 22, 2003 to the Tractor Supply Company 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.28
Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.29
Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.30
Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Form of Stock Option Agreement (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.32
Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Form of Stock Option Agreement (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference.)+

10.34
First Amendment, dated April 27, 2006 to the 2006 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.35
Third Amendment to the Tractor Supply Company 1994 Stock Option Plan, effective February 8, 2007 (filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.36
Second Amendment to the Tractor Supply Company 2000 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.) +

10.37
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007. (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.38
Form of Stock Option Agreement. (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.39
Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent. (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)

10.40*	First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and James F. Wright.+

10.41*	First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Anthony F. Crudele.+

10.42*	First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Stanley L. Ruta.+

10.43*	First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Blake A. Fohl.+

10.44*	First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Kimberly D. Vella.+

10.45*	Form of Stock Option Agreement.+

10.46*	Revolving Credit Agreement, dated as of February 25, 2008 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement