Form 10-Q
period 2008-03-29
TRACTOR SUPPLY CO /DE/
filed 2008-05-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Registrant’s Telephone Number, Including Area Code: (615) 440-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2008

Common Stock, $.008 par value	37,353,168

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 29,	December 29,	March 31,
	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,383	$13,700	$20,440
Inventories	747,531	635,988	722,928
Prepaid expenses and other current assets	43,065	41,959	32,458
Deferred income taxes	—	277	10,952

Total current assets	807,979	691,924	786,778

Property and equipment, net of accumulated depreciation	345,124	332,928	305,975
Goodwill	10,258	10,258	10,258
Deferred income taxes	18,041	16,692	10,281
Other assets	6,669	6,169	7,309

Total assets	$1,188,071	$1,057,971	$1,120,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,785	$258,346	$320,934
Other accrued expenses	98,268	115,601	110,551
Current portion of capital lease obligations	724	847	975
Income taxes currently payable	—	5,062	1,934
Deferred tax liabilities	1,133	—	—

Total current liabilities	460,910	379,856	434,394

Revolving credit loan	102,500	55,000	53,418
Capital lease obligations, less current maturities	2,221	2,351	2,602
Straight line rent liability	32,651	30,886	25,870
Other long-term liabilities	24,166	24,541	18,991

Total liabilities	622,448	492,634	535,275

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,762,242 shares issued and 37,469,030 shares outstanding at March 29, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,343,447 shares issued and 39,929,955 shares outstanding at March 31, 2007	326	326	323
Additional paid-in capital	155,606	151,317	133,860
Treasury stock, at cost, 3,293,212 shares at March 29, 2008, 3,216,187 shares at December 29, 2007 and 413,492 shares at March 31, 2007	(152,900)	(150,049)	(21,332)
Other comprehensive loss	—	—	(26)
Retained earnings	562,591	563,743	472,501

Total stockholders’ equity	565,623	565,337	585,326

Total liabilities and stockholders’ equity	$1,188,071	$1,057,971	$1,120,601

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 29,	March 31,
	2008	2007
	(Unaudited)

Net sales	$576,208	$559,832

Cost of merchandise sold	399,304	391,652

Gross margin	176,904	168,180

Selling, general and administrative expenses	163,185	147,187
Depreciation and amortization	14,372	12,013

Operating income (loss)	(653)	8,980

Interest expense, net	1,223	925

Income (loss) before income taxes	(1,876)	8,055

Income tax expense (benefit)	(724)	3,056

Net income (loss)	$(1,152)	$4,999

Net income (loss) per share — basic	$(0.03)	$0.12

Net income (loss) per share — diluted	$(0.03)	$0.12

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 29,	March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,152)	$4,999
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,372	12,013
Loss on sale of property and equipment	55	289
Stock compensation expense	3,151	2,663
Deferred income taxes	61	(1,406)
Change in assets and liabilities:
Inventories	(111,543)	(128,077)
Prepaid expenses and other current assets	(180)	4,453
Accounts payable	102,439	91,763
Other accrued expenses	(17,333)	(808)
Income taxes currently payable	(5,994)	(9,616)
Other	856	476

Net cash used in operating activities	(15,268)	(23,251)

Cash flows from investing activities:
Capital expenditures	(26,492)	(16,411)
Proceeds from sale of property and equipment	12	87

Net cash used in investing activities	(26,480)	(16,324)

Cash flows from financing activities:
Borrowings under revolving credit agreement	203,051	236,664
Repayments under revolving credit agreement	(155,551)	(183,246)
Tax benefit on stock option exercises	121	462
Principal payments under capital lease obligations	(253)	(296)
Repurchase of common stock	(2,851)	(21,332)
Net proceeds from issuance of common stock	914	1,370

Net cash provided by financing activities	45,431	33,622

Net increase (decrease) in cash and cash equivalents	3,683	(5,953)

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$17,383	$20,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,405	$585
Income taxes	5,182	12,658
The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.
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
Note 2 — Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at March 31, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $27.0 million, $25.5 million and $21.6 million higher than reported at March 29, 2008, December 29, 2007 and March 31, 2007, respectively.
Note 4 — Property and Equipment:
Property and equipment is comprised as follows:

	March 29,	December 29,	March 31,
	2008	2007	2007
Land	$25,411	$23,151	$21,805
Buildings and improvements	291,154	279,313	252,159
Furniture, fixtures and equipment	180,318	175,941	151,288
Computer software and hardware	64,835	61,732	48,520
Construction in progress	14,448	10,006	15,473

	576,166	550,143	489,245
Accumulated depreciation and amortization	(231,042)	(217,215)	(183,270)

	$345,124	$332,928	$305,975

Note 5 — Share-Based Compensation:
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), we recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. For the first quarter of fiscal 2008 and 2007, share-based compensation expense lowered pre-tax income by $3.2 million and $2.7 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The following summarizes information concerning stock option grants during the first quarter of fiscal 2008 and 2007:

	Three months ended
	March 29,	March 31,
	2008	2007

Stock options granted	556,874	414,850
Weighted average exercise price	$38.41	$46.17
Weighted average fair value	$14.56	$19.41
The weighted average key assumptions used in determining the fair value of options granted in the three months ended March 29, 2008 and March 31, 2007 are as follows:

	Three months ended
	March 29,	March 31,
	2008	2007

Expected price volatility	38.5%	41.6%
Risk-free interest rate	2.9%	4.7%
Weighted average expected lives in years	4.9	4.7
Forfeiture rate	5.9%	6.0%
Dividend yield	0.0%	0.0%

As of March 29, 2008, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $22,054,429 with a weighted average expense recognition period of 1.69 years.
Restricted Stock Units
During the first quarter of 2008, we issued 72,855 restricted stock units which vest over a three-year term and had a grant date fair value of $38.39. During the first quarter of 2007, we issued 59,500 restricted stock units which vest over a three-year term and had a grant date fair value of $46.17.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 13,005 and 11,503 shares of common stock during the first quarter of fiscal 2008 and 2007, respectively. Total stock compensation expense related to the ESPP was approximately $122,000 and $113,000 during the first fiscal quarter of 2008 and 2007, respectively. At March 29, 2008, there were 3,286,398 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to our share-based compensation plans during the three months ended March 29, 2008.
Note 6 — Net Income Per Share:
We present both basic and diluted earning per share (“EPS”) on the face of the consolidated statements of operations. As provided by SFAS 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and warrants.
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	March 29, 2008			March 31, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income (loss)	$(1,152)	37,514	$(0.03)	$4,999	40,228	$0.12

Dilutive stock options outstanding	—	—	—	—	855	—

Diluted net income per share:
Net income (loss)	$(1,152)	37,514	$(0.03)	$4,999	41,083	$0.12

Approximately 636,000 shares related to employee and director stock options were excluded for the three months ended March 29, 2008 because such shares would have been antidilutive.
Note 7 — Credit Agreement:
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). In February 2008, we exercised the Increase Option on this facility, increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, the Credit Facility was modified to: (1) add an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modify the definition of swingline committed amount from $10 million to $20 million; and (3) revise the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.

The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 29, 2008 and March 31, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 29, 2008 and March 31, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
Note 8 — Treasury Stock:
We have a Board-approved share repurchase program which provides for repurchase of up to $200 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through February 2010. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.
We repurchased 77,025 and 413,492 shares under the share repurchase program during the first fiscal quarter of 2008 and 2007, respectively. The total cost of the shares repurchased was $2.9 million and $21.3 million during the first quarter of fiscal 2008 and 2007, respectively. As of March 29, 2008, we had remaining authorization under the share repurchase program of $47.2 million.
Note 9 — New Accounting Pronouncements:
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the remaining provisions of SFAS 157 effective December 30, 2007. The adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow. We are currently evaluating the impact that the adoption of FSP 157-2 will have on our consolidated financial statements.
In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We adopted SFAS 159 effective December 30, 2007. The adoption of SFAS 159 did not impact our financial condition, results of operations, or cash flow.
Note 10 — Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects and a distribution center expansion project totaling approximately $18.9 million at March 29, 2008.
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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.
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
As with any business, many aspects of our operations are subject to influences outside our control. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage and fund growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the impact of new stores on our business, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve our management information systems and internal controls over financial reporting, potential legal proceedings, effective tax rate changes, and the seasonality of our business. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
Fiscal Three Months (First Quarter) Ended March 29, 2008 and March 31, 2007
Net sales increased 2.9% to $576.2 million for the first quarter of 2008 from $559.8 million for the first quarter of 2007. Same-store sales for the period decreased 6.5%. We had one less selling day related to the shift of the Easter holiday into the first quarter of 2008. This shift resulted in a negative impact of approximately 170 basis points on first quarter same-store sales. Strong sales in our core consumable business were offset by reduced sales in discretionary and big-ticket items due to weak consumer spending coupled by a late spring. We experienced lower than anticipated sales in categories such as shortline equipment, compressors, trailers, generators and riders.
During the first quarter of 2008, we opened a total of 27 new stores compared to 22 stores in the first quarter of 2007. We relocated no stores in the first quarter of 2008 compared to seven store relocations in the first quarter of 2007. We operated 791 stores as of the end of the first quarter of 2008 compared to 698 stores as of the end of the first quarter of 2007.
The following chart indicates the average percentage of sales represented by each of our major product categories during the first quarter of fiscal 2008 and 2007:

	Three months ended
	March 29,	March 31,
Product Category:	2008	2007
Livestock and pet	41%	37%
Seasonal products	19	22
Hardware and tools	16	17
Clothing and footwear	10	9
Truck, trailer and towing	9	9
Agricultural	5	6

Total	100%	100%

Gross margin increased 5.2% to $176.9 million for the first quarter of 2008 from $168.2 million for the first quarter of 2007. As a percent of sales, gross margin increased 70 basis points to 30.7% compared to 30.0% in the first quarter of 2007, primarily from enhanced product sourcing, as well as the mix of products sold which largely resulted from the reduced sales in rider and other big-ticket items (such items typically sell at a margin lower than the chain average). Additionally, we had strong markdown management in the quarter and our price optimization initiatives have begun to show some impact. These improvements were partially offset by higher fuel-related transportation costs.
Selling, general and administrative expenses, including depreciation and amortization, increased 240 basis points to 30.8% of sales in the first quarter of 2008 compared to 28.4% of sales in the first quarter of 2007. The increase as a percent of sales was primarily attributable to deleveraging resulting from lower than anticipated sales and increased occupancy costs.
Interest expense increased to $1.2 million in the first quarter of 2008 from $0.9 million in the first quarter of 2007, as a result of larger average amounts outstanding on the revolving credit loan, offset in part by a lower average interest rate. Our effective income tax rate increased to 38.6% in the first quarter of 2008 compared with 37.9% for the first quarter of 2007 largely due to recent increases in certain state tax rates.
As a result of the foregoing factors, net loss for the first quarter of 2008 was $1.2 million, which is a $6.2 million decrease from net income of $5.0 million in the first quarter of 2007. Net loss per diluted share was $(0.3) for the first quarter of 2008 compared to net income per diluted share of $0.12 for the first quarter of 2007.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At March 29, 2008, we had working capital of $347.1 million, a $35.0 million increase from December 29, 2007. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	Mar. 29,	Dec. 29,
	2008	2007	Variance
Current assets:
Cash and cash equivalents	$17.4	$13.7	$3.7
Inventories	747.5	636.0	111.5
Prepaid expenses and other current assets	43.1	41.9	1.2
Deferred income taxes	—	0.3	(0.3)

	808.0	691.9	116.1

Current liabilities:
Accounts payable	360.8	258.3	102.5
Other accrued expenses	98.3	115.6	(17.3)
Current portion of capital lease obligations	0.7	0.8	(0.1)
Income taxes currently payable	—	5.1	(5.1)
Deferred tax liabilities	1.1	—	1.1

	460.9	379.8	81.1

Working capital	$347.1	$312.1	$35.0

Despite the soft sales trend and negative same-store sales performance, we generated strong working capital through inventory management and an increase in our financed inventory from 43.5% to 47.0%. The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores offset by a decrease in average inventory per store due to inventory management initiatives. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product.
Operations used net cash of $15.3 million and $23.3 million in the first quarter of 2008 and 2007, respectively. The $8.0 million reduction in net cash used in 2008 compared to 2007 is due to changes in the following operating activities (in millions):

	Three months ended
	March 29,	March 31,
	2008	2007	Variance
Net income (loss)	$(1.2)	$5.0	$(6.2)
Inventories and accounts payable	(9.1)	(36.3)	27.2
Prepaid expenses and other current assets	(0.2)	4.5	(4.7)
Other accrued expenses	(17.3)	(0.8)	(16.5)
Income taxes currently payable	(6.0)	(9.6)	3.6
Other, net	18.5	13.9	4.6

Net cash used in operations	$(15.3)	$(23.3)	$8.0

The reduction in net cash used in operations in the first quarter of 2008 compared with the first quarter of 2007 is due to the timing of payments, primarily related to inventory purchases. The increase in cash used for accrued expenses was primarily due to the timing of expenses incurred and their related payment.
Investing activities used $26.5 million and $16.3 million in the first quarter of 2008 and 2007, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures for the first three months of fiscal 2008 and 2007 were as follows (in millions):

	Three months ended
	March 29,	March 31,
	2008	2007
New/relocated stores and stores not yet opened	$10.2	$8.4
Existing store properties acquired from lessors	8.5	—
Existing stores	2.9	5.5
Information technology	3.4	1.5
Distribution center capacity and improvements	1.5	1.0

	$26.5	$16.4

The above table reflects 27 new stores in the first quarter of 2008, compared to 29 new/relocated stores in the first quarter of 2007.
Financing activities provided $45.4 million and $33.6 million in the first quarter of 2008 and 2007, respectively. This increase in net cash provided is largely due to a decrease in the repurchase of shares of common stock in the first quarter of 2008 compared to the first quarter of 2007. We had approximately $228.0 million available for future borrowings, net of outstanding letters of credit, under our revolving credit agreement at March 29, 2008.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). In February 2008, we exercised the Increase Option on this facility, increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, the Credit Facility was modified to: (1) add an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modify the definition of swingline committed amount from $10 million to $20 million; and (3) revise the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.
The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 29, 2008 and March 31, 2007). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 29, 2008 and March 31, 2007). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
We believe that our cash flow from operations, borrowings available under our Senior Credit Facility, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store openings and renovations, over the next several years.
Share Repurchase Program
We have a Board-approved share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock through February 2010. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The program may be limited or terminated at any time without prior notice.
In the first quarter of 2008 and 2007, we repurchased 77,025 and 413,492 shares of our common stock, at a total cost of $2.9 million and $21.3 million, respectively. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.

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
We had outstanding letters of credit of $19.5 million at March 29, 2008.
Significant Contractual Obligations and Commercial Commitments
In addition to commitments related to construction for new stores, we have a remaining contractual commitment of $9.6 million for the expansion of our Waco, TX distribution center. There has been no other material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2007.
Significant Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

•	Revenue recognition and sales returns	•	Sales tax audit reserve

•	Inventory valuation	•	Tax contingencies

•	Stock-based compensation	•	Goodwill

•	Self-insurance reserves	•	Long-lived assets
See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no separate investments subject to market risk, however we remain exposed to changes in interest rates primarily from our Senior Credit Facility (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (5.25% and 8.25% at March 29, 2008 and March 31, 2007, respectively) or LIBOR (2.68% and 5.32% at March 29, 2008 and March 31, 2007, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at March 29, 2008 and March 31, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at March 29, 2008 and March 31, 2007). See Note 7 of Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.
Although we cannot determine the full effect of inflation on our operations, we believe our sales and results of operations are affected by inflation. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as diesel fuel and transportation services and utility costs. If the cost of these products and services continues to increase, consumer demand may fall and/or we may not be able to pass all such increases on to our customers and, as a result, sales and/or gross margins could decline. Our strategy is to reduce or mitigate the effects of inflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our gross margin.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We have a share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock through February 2010. Stock repurchase activity during the first quarter of 2008 was as follows:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total		Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
December 30, 2007 - January 26, 2008	—	$—	—	$50,047,236
January 27, 2008 - February 23, 2008	—	—	—	50,047,236
February 24, 2008 - March 29, 2008	77,025	37.00	77,025	47,199,295

As of March 29, 2008	77,025		77,025	$47,199,295

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

TRACTOR SUPPLY COMPANY
Date: May 6, 2008	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)