Form 10-Q
period 2008-06-28
TRACTOR SUPPLY CO /DE/
filed 2008-08-01
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2008

Common Stock, $.008 par value	36,430,077

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 28,	December 29,	June 30,
	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,957	$13,700	$30,912
Inventories	683,317	635,988	692,388
Prepaid expenses and other current assets	38,959	41,959	40,173
Deferred income taxes	—	277	6,999

Total current assets	785,233	691,924	770,472

Property and equipment, net of accumulated depreciation	357,151	332,928	321,463
Goodwill	10,258	10,258	10,258
Deferred income taxes	17,665	16,692	15,059
Other assets	6,012	6,169	6,069

Total assets	$1,176,319	$1,057,971	$1,123,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,014	$258,346	$348,025
Other accrued expenses	101,310	115,601	110,237
Current portion of capital lease obligations	629	847	896
Income taxes currently payable	25,520	5,062	17,574
Deferred income taxes	2,600	—	—

Total current liabilities	524,073	379,856	476,732

Revolving credit loan	—	55,000	—
Capital lease obligations, less current maturities	2,093	2,351	2,410
Straight line rent liability	34,619	30,886	27,773
Other long-term liabilities	23,844	24,541	22,063

Total liabilities	584,629	492,634	528,978

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,798,404 shares issued and 36,766,824 shares outstanding at June 28, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,506,299 shares issued and 39,286,707 shares outstanding at June 30, 2007	326	326	324
Additional paid-in capital	159,613	151,317	141,481
Treasury stock – at cost, 4,031,580 shares at June 28, 2008, 3,216,187 shares at December 29, 2007 and 1,219,592 shares at June 30, 2007	(177,858)	(150,049)	(63,720)
Retained earnings	609,609	563,743	516,258

Total stockholders’ equity	591,690	565,337	594,343

Total liabilities and stockholders’ equity	$1,176,319	$1,057,971	$1,123,321

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales	$898,327	$790,929	$1,474,535	$1,350,761

Cost of merchandise sold	618,850	540,505	1,018,154	932,157

Gross margin	279,477	250,424	456,381	418,604

Selling, general and administrative expenses	187,343	166,959	350,528	314,146
Depreciation and amortization	15,008	12,357	29,380	24,370

Operating income	77,126	71,108	76,473	80,088

Interest expense, net	573	604	1,796	1,529

Income before income taxes	76,553	70,504	74,677	78,559

Income tax expense	29,535	26,747	28,811	29,803

Net income	$47,018	$43,757	$45,866	$48,756

Net income per share — basic	$1.26	$1.10	$1.23	$1.22

Net income per share — diluted	$1.24	$1.08	$1.21	$1.19

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	six months ended
	June 28,	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$45,866	$48,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,380	24,370
Gain on sale of property and equipment	(89)	(281)
Stock compensation expense	6,151	5,479
Deferred income taxes	1,904	81
Change in assets and liabilities:
Inventories	(47,329)	(97,537)
Prepaid expenses and other current assets	2,994	(3,154)
Accounts payable	135,668	118,854
Other accrued expenses	(14,291)	(1,025)
Income taxes currently payable	20,458	6,024
Other	3,076	4,683

Net cash provided by operating activities	183,788	106,250

Cash flows from investing activities:
Capital expenditures	(53,467)	(44,702)
Proceeds from sale of property and equipment	234	963

Net cash used in investing activities	(53,233)	(43,739)

Cash flows from financing activities:
Borrowings under revolving credit agreement	329,868	356,193
Repayments under revolving credit agreement	(384,868)	(356,193)
Tax benefit on stock option exercises	211	2,433
Principal payments under capital lease obligations	(476)	(567)
Repurchase of common stock	(27,809)	(63,720)
Net proceeds from issuance of common stock	1,776	3,862

Net cash used in financing activities	(81,298)	(57,992)

Net increase in cash and cash equivalents	49,257	4,519

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$62,957	$30,912

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,555	$1,239
Income taxes	6,177	21,230
The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation:
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
Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of our stores.
We experience our highest inventory and accounts payable balances during our first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.
Note 2 – Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at June 30, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 – Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $30.1 million, $25.5 million and $20.9 million higher than reported at June 28, 2008, December 29, 2007 and June 30, 2007, respectively.
Note 4 – Property and Equipment:
Property and equipment is comprised as follows:

	June 28,	December 29,	June 30,
	2008	2007	2007

Land	$25,410	$23,151	$21,707
Buildings and improvements	297,679	279,313	255,888
Furniture, fixtures and equipment	187,895	175,941	163,484
Computer software and hardware	67,621	61,732	44,957
Construction in progress	23,461	10,006	30,164

	602,066	550,143	516,200
Accumulated depreciation and amortization	(244,915)	(217,215)	(194,737)

	$357,151	$332,928	$321,463

Note 5 – Share-Based Payments:
Pursuant to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), we recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. Share-based compensation expense lowered pre-tax income by $3.0 million and $2.8 million for the second quarter of fiscal 2008 and 2007, respectively, and $6.2 million and $5.5 million for the first six months of fiscal 2008 and 2007, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The following summarizes information concerning stock option grants during fiscal 2008 and 2007:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Stock options granted	28,000	22,600	584,874	437,450
Weighted average exercise price	$36.41	$51.56	$38.32	$46.44
Weighted average fair value	$13.55	$22.19	$14.51	$19.56

The weighted average key assumptions used in determining the fair value of options granted in the three and six months ended June 28, 2008 and June 30, 2007 are as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected price volatility	32.5%	35.2%	34.0%	36.1%
Risk-free interest rate	2.6%	4.0%	2.6%	4.1%
Weighted average expected lives in years	4.7	5.0	5.0	4.8
Forfeiture rate	2.3%	1.8%	5.8%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 28, 2008, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $18,301,478 with a weighted average expense recognition period of 1.52 years.

Restricted Stock Units
During the first six months of 2008 and 2007, we issued 77,796 and 62,997 restricted stock units which vest over an approximate three-year term and had a grant date weighted average fair value of $38.27 and $46.46, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees have the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 28,815 and 24,654 shares of our common stock during the first six months of fiscal 2008 and 2007, respectively. Total stock compensation expense related to the ESPP was approximately $256,000 and $233,000 during the first six months of 2008 and 2007, respectively. At June 28, 2008, there were 3,270,588 shares of common stock reserved for future issuance under the ESPP.
There were no modifications to our share-based compensation plans during the six months ended June 28, 2008.
Note 6 – Net Income Per Share:
We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income. As provided by SFAS 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock.
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	June 28, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$47,018	37,193	$1.26	$43,757	39,617	$1.10

Dilutive stock options and restricted stock outstanding	—	613	(0.02)	—	962	(0.02)

Diluted net income per share:
Net income	$47,018	37,806	$1.24	$43,757	40,579	$1.08

	Six months ended			Six months ended
	June 28, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$45,866	37,354	$1.23	$48,756	39,922	$1.22

Dilutive stock options and restricted stock outstanding	—	624	(0.02)	—	979	(0.03)

Diluted net income per share:
Net income	$45,866	37,978	$1.21	$48,756	40,901	$1.19

Note 7 – Credit Agreement:
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). In February 2008, we exercised the Increase Option on this facility, increasing the overall capacity from $250 million to $350 million. Simultaneously, the Credit Facility was modified to: (1) add an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modify the definition of swingline committed amount from $10 million to $20 million; and (3) revise the definition of the fixed charge coverage ratio covenant to remove certain defined charges. All pricing terms and the term of the facility remained the same.
The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 28, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 28, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
Note 8 – Treasury Stock:
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
We repurchased 738,368 and 806,100 shares under the share repurchase program during the second quarter of 2008 and 2007, respectively. The total cost of the share repurchases was $25.0 million and $42.4 million during the second quarter of 2008 and 2007, respectively. We repurchased 815,393 and 1,219,592 shares under the share repurchase program during the first six months of 2008 and 2007, respectively. The total cost of the share repurchases was $27.8 million and $63.7 million during the first six months of 2008 and 2007, respectively. As of June 28, 2008, we had remaining authorization under the share repurchase program of $22.3 million.
Note 9 – New Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the remaining provisions of SFAS 157 effective December 30, 2007 (fiscal 2008). The adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow. We are currently evaluating the impact that the adoption of FSP 157-2 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. We adopted SFAS 159 effective December 30, 2007 (fiscal 2008). The adoption of SFAS 159 did not impact our financial condition, results of operations, or cash flow.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flow.
In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC’s pending approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial condition, results of operations or cash flow.
Note 10 – Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects and a distribution center expansion project totaling approximately $8.7 million at June 28, 2008.
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
We experience our highest inventory and accounts payable balances during our first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include general economic cycles affecting consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage and fund growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the impact of new stores on our business, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve our management information systems and internal controls over financial reporting, potential legal proceedings, tax rate changes, and the seasonality of our business. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Results of Operations
Fiscal Three Months (Second Quarter) and Six Months Ended June 28, 2008 and June 30, 2007
Net sales increased 13.6% to $898.3 million for the second quarter of 2008 from $790.9 million for the second quarter of 2007. Net sales increased 9.2% to $1.47 billion for the first six months of fiscal 2008 from $1.35 billion for the first six months of fiscal 2007. The net sales increase for the second quarter resulted primarily from the addition of new stores and a same-store sales improvement of 3.4%. The net sales increase for the first six months of fiscal 2008 was primarily the result of new store openings, partially offset by a 0.7% decrease in same-store sales. Our second quarter same-store sales improvements were driven by our core consumable categories, including animal health and pet supplies, offset in part by lower than expected performance in the seasonal merchandise category.
We opened 23 new stores during the second quarter of 2008 compared to 20 new store openings during the prior year’s second quarter. During the first six months of 2008, we opened 50 new stores with no relocations, compared to 42 new store openings and seven relocations during the first six months of 2007. We closed one store in the second quarter of 2007. We operated 814 stores at June 28, 2008, compared to 717 stores at June 30, 2007.
The following chart indicates the average percentage of sales represented by each of our major product categories during the second quarter and first six months of fiscal 2008 and 2007:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Product Category:
Livestock and Pet	34%	31%	37%	33%
Seasonal Products	29	31	25	27
Hardware and Tools	13	13	14	15
Clothing and Footwear	6	6	7	7
Truck, Trailer and Towing	9	9	9	9
Agricultural	9	10	8	9

Total	100%	100%	100%	100%

Gross margin for the second quarter and the first six months of fiscal 2008 was $279.5 million and $456.4 million, respectively. This represents an increase of 11.6% and 9.0%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 31.1% for the second quarter of fiscal 2008 compared to 31.7% for the comparable period in fiscal 2007. The decline in gross margin rate for the quarter resulted from higher transportation costs and an increased LIFO charge, offset in part by increased product margin (principally from better buying and retail price increases). The increased transportation costs resulted from increased fuel costs and the mix of goods, offset in part by a reduction in import purchases. The LIFO charge is attributed to increases in costs for certain commodities, petroleum-based products and steel. For the first six months of fiscal 2008, the gross margin rate of 31.0% was consistent with the comparable period in the prior year.
Selling, general and administrative (“SG&A”) expenses decreased 30 basis points to 20.8% of sales in the second quarter of fiscal 2008 from 21.1% of sales in the second quarter of fiscal 2007. This second quarter improvement was primarily attributable to a focus on cost control and overall expense management, as well as a shift in marketing expenses (due to the timing of certain direct-mail initiatives) into the third quarter of fiscal 2008. SG&A expenses for the first six months of fiscal 2008 increased 50 basis points to 23.8% of sales from 23.3% in the first six months of fiscal 2007, primarily due to less sales leverage in the first quarter of fiscal 2008.
Depreciation and amortization expense increased 10 basis points to 1.7% of sales in the second quarter of fiscal 2008 from 1.6% in the second quarter of fiscal 2007. As a percent of sales, depreciation and amortization expense increased 20 basis points to 2.0% in the first six months of fiscal 2008 from 1.8% in the first six months of fiscal 2007. The increases were related directly to new store growth and capital costs for infrastructure and technology.
Interest expense for the second quarter of 2008 remained consistent with the prior year at $0.6 million. For the first six months of fiscal 2008, interest expense increased slightly to $1.8 million compared to $1.5 million for the comparable period in fiscal 2007 due to a higher average outstanding balance on our credit facility, partially offset by a lower weighted-average interest rate. Our effective income tax rate increased to 38.6% in the second quarter and first six months of fiscal 2008 compared with 37.9% for the second quarter and first six months of fiscal 2007 largely due to recent increases in certain state tax rates.
As a result of the foregoing factors, net income for the second quarter of fiscal 2008 increased 7.4% to $47.0 million compared to $43.8 million in the second quarter of fiscal 2007. Net income for the first six months of fiscal 2008 decreased 5.9% to $45.9 million from $48.8 million in the first six months of the prior year. Net income, as a percent of sales, decreased 30 basis points to 5.2% for the second quarter of fiscal 2008 compared to 5.5% in the second quarter of fiscal 2007. For the first six months of fiscal 2008, net income as a percent of sales decreased 50 basis points to 3.1%, compared to 3.6% for the first six months of fiscal 2007. Net income per diluted share for the second quarter of fiscal 2008 increased to $1.24 from $1.08 and, for the first six months of fiscal 2008, increased to $1.21 from $1.19. Outstanding shares were reduced as a result of repurchases under the Share Repurchase Program.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At June 28, 2008, we had working capital of $261.2 million, a $50.9 million decrease from December 29, 2007. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	June 28,	Dec. 29,		June 30,
	2008	2007	Variance	2007	Variance
Current assets:
Cash and cash equivalents	$63.0	$13.7	$49.3	$30.9	$32.1
Inventories	683.3	636.0	47.3	692.4	(9.1)
Prepaid expenses and other current assets	38.9	41.9	(3.0)	40.2	(1.3)
Deferred income taxes	—	0.3	(0.3)	7.0	(7.0)

	785.2	691.9	93.3	770.5	14.7

Current liabilities:
Accounts payable	394.0	258.3	135.7	348.0	46.0
Other accrued expenses	101.3	115.6	(14.3)	110.2	(8.9)
Current portion of capital lease obligation	0.6	0.8	(0.2)	0.9	(0.3)
Income tax currently payable	25.5	5.1	20.4	17.6	7.9
Deferred tax liabilities	2.6	—	2.6	—	2.6

	524.0	379.8	144.2	476.7	47.3

Working capital	$261.2	$312.1	$(50.9)	$293.8	$(32.6)

The increase in inventories since year-end resulted primarily from normal seasonal purchases as well as the purchase of additional inventory for new stores. These increases were offset by a decrease in average inventory per store due to planned initiatives to reduce inventory levels coupled with more aggressive clearance. The increase in accounts payable resulted from the increase in inventories as well as improved vendor financing. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. Income taxes payable have increased since year-end due to the timing of estimated tax payments.
The increase in cash and accounts payable from the prior year quarter is due primarily to improved vendor dating. The decrease in inventory is due to planned initiatives to reduce inventory levels and more aggressive clearance activity.
Operations provided net cash of $183.8 million and $106.3 million in the first six months of fiscal 2008 and fiscal 2007, respectively. The $77.5 million increase in net cash provided in 2008 over 2007 is primarily due to changes in the following operating activities (in millions):

	Six months ended
	June 28,	June 30,
	2008	2007	Variance
Net income	$45.9	$48.8	$(2.9)
Depreciation and amortization	29.4	24.4	5.0
Inventories and accounts payable	88.3	21.3	67.0
Prepaid expenses and other current assets	3.0	(3.1)	6.1
Other accrued expenses	(14.3)	(1.0)	(13.3)
Income taxes currently payable	20.5	6.0	14.5
Other, net	11.0	9.9	1.1

Net cash provided by operations	$183.8	$106.3	$77.5

The improvement in net cash provided by operations in the first six months of fiscal 2008 compared with the first six months of fiscal 2007 was primarily due to reductions in average inventory levels and improved vendor financing. The change in cash used for income taxes relates to the timing of payments of income taxes.
Investing activities used $53.2 million and $43.7 million in the first six months of fiscal 2008 and fiscal 2007, respectively. The majority of this cash requirement relates to our capital expenditures.
Capital expenditures for the first six months of fiscal 2008 and fiscal 2007 were as follows (in millions):

	Six months ended
	June 28,	June 30,
	2008	2007
New/relocated stores and stores not yet opened	$22.5	$20.4
Distribution center capacity and improvements	9.0	1.4
Existing store properties acquired from lessor	8.5	6.9
Information technology	7.8	7.0
Existing stores	5.6	9.0
Other	0.1	—

	$53.5	$44.7

The above table reflects 50 new stores in the first six months of fiscal 2008, compared to 49 new/relocated stores during the first six months of fiscal 2007.
Financing activities used $81.3 million and $58.0 million in the first six months of fiscal 2008 and fiscal 2007, respectively. This increase in net cash used is largely due to a higher level of repayments under the Senior Credit Facility.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). In February 2008, we exercised the Increase Option on this facility, increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, the Credit Facility was modified to: (1) add an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modify the definition of swingline committed amount from $10 million to $20 million; and (3) revise the definition of the fixed charge coverage ratio covenant to remove certain defined charges. All pricing terms and the term of the facility remained the same.
The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 28, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 28, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
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

We repurchased 738,368 and 806,100 shares under the share repurchase program during the second quarter of 2008 and 2007, respectively. The total cost of the share repurchases was $25.0 million and $42.4 million during the second quarter of 2008 and 2007, respectively. We repurchased 815,393 and 1,219,592 shares under the share repurchase program during the first six months of 2008 and 2007, respectively. The total cost of the share repurchases was $27.8 million and $63.7 million during the first six months of 2008 and 2007, respectively. As of June 28, 2008, we had remaining authorization under the share repurchase program of $22.3 million.
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
We had outstanding letters of credit of $29.4 million at June 28, 2008.
Significant Contractual Obligations and Commercial Commitments
In addition to commitments related to construction for new stores of $4.4 million, we have a remaining contractual commitment of $4.3 million for the expansion of our Waco, TX distribution center. There has been no other material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2007.
Significant Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:
•	Revenue recognition and sales returns

•	Inventory valuation

•	Stock-based compensation

•	Self-insurance reserves

•	Sales tax audit reserve

•	Tax contingencies

•	Goodwill

•	Long-lived assets
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no separate investments subject to market risk, however we remain exposed to changes in interest rates primarily from our Senior Credit Facility (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (5.00% and 8.25% at June 28, 2008 and June 30, 2007, respectively) or LIBOR (2.48% and 5.32% at June 28, 2008 and June 30, 2007, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at June 28, 2008 and June 30, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at June 28, 2008 and June 30, 2007). See Note 7 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 28, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We have a share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock through February 2010. Stock repurchase activity during the second quarter of fiscal 2008 was as follows:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total		Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
March 30, 2008 – April 26, 2008	138,381	$36.96	138,381	$42,089,262
April 27, 2008 – May 24, 2008	248,297	$34.09	248,297	$33,631,385
May 25, 2008 – June 28, 2008	351,690	$32.35	351,690	$22,263,381

As of June 28, 2008	738,368		738,368	$22,263,381

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on May 1, 2008 at our corporate headquarters in Brentwood, Tennessee.
(b)	The stockholders elected, for a one-year term, the directors set forth below.
(c)	The stockholders voted on the following matters at the Annual Meeting:
1.	The election of nine directors for a one-year term ending at the 2009 Annual Meeting of Stockholders:

Nominees For Directors	For	Withheld
James F. Wright	35,206,210	362,824
Johnston C. Adams	35,516,543	52,491
William Bass	35,516,233	52,801
Jack Bingleman	35,517,250	51,784
S.P. Braud	35,511,281	57,753
Richard W. Frost	35,516,951	52,083
Cynthia T. Jamison	35,514,933	54,101
Gerard E. Jones	35,510,172	58,862
George MacKenzie	35,514,515	54,519
Edna K. Morris	35,513,980	55,054
2.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 27, 2008.

For	Against	Abstain
35,528,388	24,603	16,043
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

TRACTOR SUPPLY COMPANY
Date: August 1, 2008	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)