Form 10-Q
period 2008-09-27
TRACTOR SUPPLY CO /DE/
filed 2008-11-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 25, 2008

Common Stock, $.008 par value	36,242,479

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 27,	December 29,	September 29,
	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,583	$13,700	$14,723
Inventories	716,806	635,988	699,312
Prepaid expenses and other current assets	40,504	41,959	43,942
Deferred income taxes	—	277	1,061

Total current assets	773,893	691,924	759,038

Property and equipment, net of accumulated depreciation	357,270	332,928	331,760
Goodwill	10,258	10,258	10,258
Deferred income taxes	17,398	16,692	15,829
Other assets	6,183	6,169	5,720

Total assets	$1,165,002	$1,057,971	$1,122,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,138	$258,346	$281,209
Other accrued expenses	107,953	115,601	111,450
Current portion of capital lease obligations	545	847	803
Income taxes currently payable	962	5,062	—
Deferred income taxes	2,434	—	—

Total current liabilities	478,032	379,856	393,462

Revolving credit loan	23,138	55,000	88,552
Capital lease obligations, less current maturities	1,960	2,351	2,236
Straight line rent liability	36,281	30,886	29,504
Other long-term liabilities	24,827	24,541	24,026

Total liabilities	564,238	492,634	537,780

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,842,839 shares issued and 36,346,447 shares outstanding at September 27, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,571,265 shares issued and 38,706,651 shares outstanding at September 29, 2007	327	326	325
Additional paid-in capital	163,616	151,317	145,698
Treasury stock — at cost, 4,496,392 shares at September 27, 2008, 3,216,187 shares at December 29, 2007 and 1,864,614 shares at September 29, 2007	(192,549)	(150,049)	(94,924)
Retained earnings	629,370	563,743	533,726

Total stockholders’ equity	600,764	565,337	584,825

Total liabilities and stockholders’ equity	$1,165,002	$1,057,971	$1,122,605

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales	$733,918	$629,199	$2,208,453	$1,979,960

Cost of merchandise sold	509,312	430,552	1,527,466	1,362,709

Gross margin	224,606	198,647	680,987	617,251

Selling, general and administrative expenses	176,774	156,078	527,302	470,224
Depreciation and amortization	15,345	12,900	44,725	37,270

Operating income	32,487	29,669	108,960	109,757

Interest (income) expense, net	(69)	1,517	1,727	3,046

Income before income taxes	32,556	28,152	107,233	106,711

Income tax expense	12,795	10,684	41,606	40,487

Net income	$19,761	$17,468	$65,627	$66,224

Net income per share — basic	$0.54	$0.45	$1.77	$1.67

Net income per share — diluted	$0.53	$0.44	$1.74	$1.63

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	nine months ended
	September 27,	September 29,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$65,627	$66,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,725	37,270
Gain on sale of property and equipment	(62)	(68)
Stock compensation expense	9,192	8,652
Deferred income taxes	2,005	5,249
Change in assets and liabilities:
Inventories	(80,818)	(104,461)
Prepaid expenses and other current assets	1,437	(6,547)
Accounts payable	107,792	52,038
Other accrued expenses	(7,648)	188
Income taxes currently payable	(4,100)	(11,550)
Other	5,455	8,693

Net cash provided by operating activities	143,605	55,688

Cash flows from investing activities:
Capital expenditures	(68,828)	(68,363)
Proceeds from sale of property and equipment	250	966

Net cash used in investing activities	(68,578)	(67,397)

Cash flows from financing activities:
Borrowings under revolving credit agreement	517,382	756,850
Repayments under revolving credit agreement	(549,244)	(668,298)
Tax benefit on stock option exercises	413	2,687
Principal payments under capital lease obligations	(693)	(834)
Repurchase of common stock	(42,500)	(94,924)
Net proceeds from issuance of common stock	2,498	4,558

Net cash (used in) provided by financing activities	(72,144)	39

Net increase (decrease) in cash and cash equivalents	2,883	(11,670)

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$16,583	$14,723

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,788	$2,087
Income taxes	43,023	47,010
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
Note 2 — Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at September 29, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $34.2 million, $25.5 million and $23.0 million higher than reported at September 27, 2008, December 29, 2007 and September 29, 2007, respectively.
Note 4 — Property and Equipment:
Property and equipment is comprised as follows:

	September 27,	December 29,	September 29,
	2008	2007	2007

Land	$25,410	$23,151	$23,151
Buildings and improvements	305,662	279,313	270,701
Furniture, fixtures and equipment	192,423	175,941	167,314
Computer software and hardware	68,802	61,732	50,769
Construction in progress	24,477	10,006	26,191

	616,774	550,143	538,126
Accumulated depreciation and amortization	(259,504)	(217,215)	(206,366)

	$357,270	$332,928	$331,760

Note 5 — Share-Based Payments:
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), we recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. Share-based compensation expense lowered pre-tax income by $3.0 million and $2.9 million for the third quarter of fiscal 2008 and 2007, respectively, and $9.2 million and $8.7 million for the first nine months of fiscal 2008 and 2007, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
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
The fair value of each option grant is separately estimated for each grant date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility.
The following summarizes information concerning stock option grants during fiscal 2008 and 2007:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Stock options granted	38,676	12,250	623,550	449,700
Weighted average exercise price	$38.59	$48.08	$38.29	$46.49
Weighted average fair value	$15.05	$19.67	$14.53	$19.57
The weighted average key assumptions used in determining the fair value of options granted in the three and nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Expected price volatility	38.6%	41.6%	38.5%	41.6%
Risk-free interest rate	3.3%	4.9%	2.9%	4.7%
Weighted average expected lives in years	5.0	4.4	4.9	4.7
Forfeiture rate	5.4%	6.1%	5.7%	5.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 27, 2008, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $15.8 million with a weighted average expense recognition period of 1.44 years.

Restricted Stock Units
During the first nine months of 2008 and 2007, we issued 84,458 and 63,389 restricted stock units which vest over an approximate three-year term and had a grant date weighted average fair value of $38.21 and $46.49, respectively.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees have the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 44,185 and 34,477 shares of our common stock during the first nine months of fiscal 2008 and 2007, respectively. Total stock compensation expense related to the ESPP was approximately $370,000 and $433,000 during the first nine months of 2008 and 2007, respectively. At September 27, 2008, there were 3,255,218 shares of common stock reserved for future issuance under the ESPP.
There were no modifications to our share-based compensation plans during the nine months ended September 27, 2008.
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
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	September 27, 2008			September 29, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$19,761	36,429	$0.54	$17,468	38,972	$0.45

Dilutive stock options and restricted stock outstanding	—	645	(0.01)	—	841	(0.01)

Diluted net income per share:
Net income	$19,761	37,074	$0.53	$17,468	39,813	$0.44

	Nine months ended			Nine months ended
	September 27, 2008			September 29, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$65,627	37,045	$1.77	$66,224	39,606	$1.67

Dilutive stock options and restricted stock outstanding	—	632	(0.03)	—	933	(0.04)

Diluted net income per share:
Net income	$65,627	37,677	$1.74	$66,224	40,539	$1.63

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
The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 27, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 27, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
Note 8 — Treasury Stock:
We have a Board-approved share repurchase program which provides for repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011. In August 2008, the board of directors authorized a $200 million increase to the existing $200 million share repurchase program and extended the program term from February 2010 to December 2011. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.
We repurchased 464,812 and 645,022 shares under the share repurchase program during the third quarter of 2008 and 2007, respectively. The total cost of the share repurchases was $14.7 million and $31.2 million during the third quarter of 2008 and 2007, respectively. We repurchased 1,280,205 and 1,864,614 shares under the share repurchase program during the first nine months of 2008 and 2007, respectively. The total cost of the share repurchases was $42.5 million and $94.9 million during the first nine months of 2008 and 2007, respectively. As of September 27, 2008, we had remaining authorization under the share repurchase program of $207.6 million.
Note 9 — New Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the remaining provisions of SFAS 157 effective December 30, 2007 (fiscal 2008). The adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow. We are currently evaluating the impact that the adoption of FSP 157-2 will have on our consolidated financial statements.
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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flow.
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
Note 10 — Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects and a distribution center expansion project totaling approximately $5.3 million at September 27, 2008.
We had outstanding letters of credit of $13.4 million at September 27, 2008.
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
As with any business, many aspects of our operations are subject to influences outside our control. These factors include the effect of the current economic cycle on consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage and fund growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the impact of new stores on our business, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, the risk of product liability and other claims, reliance on foreign suppliers, the ability to maintain and improve our management information systems and internal controls over financial reporting, potential legal proceedings, tax rate changes, and the seasonality of our business. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Results of Operations
Fiscal Three Months (Third Quarter) and Nine Months Ended September 27, 2008 and September 29, 2007
Net sales increased 16.6% to $733.9 million for the third quarter of 2008 from $629.2 million for the third quarter of 2007. Net sales increased 11.5% to $2.21 billion for the first nine months of fiscal 2008 from $1.98 billion for the first nine months of fiscal 2007. The net sales increase for the third quarter resulted primarily from the addition of new stores and a same-store sales improvement of 6.2%. The net sales increase for the first nine months of fiscal 2008 was primarily the result of new store openings and a 1.5% increase in same-store sales. Our third quarter same-store sales improvements were driven by our core consumable categories (including animal and pet-related products) as well as seasonal heating-related products and emergency-response merchandise related to hurricane activity.
We opened 20 new stores during the third quarter of 2008 compared to 21 new store openings and four store relocations during the prior year’s third quarter. During the first nine months of 2008, we opened 70 new stores, compared to 63 new store openings, 11 relocations and the sale of one store during the first nine months of 2007. We operated 834 stores at September 27, 2008, compared to 738 stores at September 29, 2007.

The following chart indicates the average percentage of sales represented by each of our major product categories during the third quarter and first nine months of fiscal 2008 and 2007:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Product Category:
Livestock and Pet	37%	36%	37%	34%
Seasonal Products	23	24	25	26
Hardware and Tools	16	15	14	15
Clothing and Footwear	7	7	7	7
Truck, Trailer and Towing	9	10	9	10
Agricultural	8	8	8	8

Total	100%	100%	100%	100%

Gross margin for the third quarter and the first nine months of fiscal 2008 was $224.6 million and $681.0 million, respectively. This represents an increase of 13.1% and 10.3%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 30.6% for the third quarter of fiscal 2008 compared to 31.6% for the comparable period in fiscal 2007. The decline in gross margin rate for the quarter resulted from higher transportation costs, an increased LIFO charge and clearance markdowns. The increased transportation costs resulted from increased fuel costs and the mix of goods. The LIFO charge is attributed to increases in costs for certain commodities, petroleum-based products and steel. The clearance markdowns relate to our continued inventory reduction initiative through aggressive efforts to clear seasonal product and certain merchandise that will not be carried into future periods. For the first nine months of fiscal 2008, the gross margin rate was 30.8% compared to 31.2% for the first nine months of 2007, largely due to the same reasons.
Selling, general and administrative (“SG&A”) expenses decreased 70 basis points to 24.1% of sales in the third quarter of fiscal 2008 from 24.8% of sales in the third quarter of fiscal 2007. This third quarter improvement was primarily attributable to increased sales leverage, improved management of store payroll and a focus on cost control and overall expense management. These improvements were offset in part by higher occupancy costs due to our store expansion program. SG&A expenses for the first nine months of fiscal 2008 increased 20 basis points to 23.9% of sales from 23.7% in the first nine months of fiscal 2007, primarily due to less sales leverage in the first quarter of fiscal 2008.
Depreciation and amortization expense was consistent at 2.1% of sales in the third quarter of fiscal 2008 and 2007. As a percent of sales, depreciation and amortization expense increased 10 basis points to 2.0% in the first nine months of fiscal 2008 from 1.9% in the first nine months of fiscal 2007. The increases were related directly to new store growth and capital costs for infrastructure and technology.
Interest expense decreased 20 basis points to 0.0% of sales in the third quarter of 2008 from 0.2% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, interest expense decreased to $1.7 million compared to $3.0 million for the comparable period in fiscal 2007. The quarter and year-to-date improvements are primarily due to a lower average outstanding balance on our credit facility, and a lower weighted-average interest rate. Reported expense also included a $0.3 million reduction due to favorable resolution of a sales tax audit.
Our effective income tax rate increased to 39.3% in the third quarter of fiscal 2008 compared with 37.9% for the third quarter of fiscal 2007 largely due to recent increases in certain state tax rates and the impact of stock compensation expense.
As a result of the foregoing factors, net income for the third quarter of fiscal 2008 increased 13.1% to $19.8 million compared to $17.5 million in the third quarter of fiscal 2007. Net income for the first nine months of fiscal 2008 decreased 0.9% to $65.6 million from $66.2 million in the first nine months of the prior year. Net income, as a percent of sales, decreased 10 basis points to 2.7% for the third quarter of fiscal 2008 compared to 2.8% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net income as a percent of sales decreased 40 basis points to 2.9%, compared to 3.3% for the first nine months of fiscal 2007. Net income per diluted share for the third quarter of fiscal 2008 increased to $0.53 from $0.44 and, for the first nine months of fiscal 2008, increased to $1.74 from $1.63. Outstanding shares were reduced as a result of repurchases under our share repurchase program.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our Senior Credit Facility and normal trade credit.
At September 27, 2008, we had working capital of $295.9 million, a $16.2 million decrease from December 29, 2007. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	September 27,	December 29,		September 29,
	2008	2007	Variance	2007	Variance
Current assets:
Cash and cash equivalents	$16.6	$13.7	$2.9	$14.7	$1.9
Inventories	716.8	636.0	80.8	699.3	17.5
Prepaid expenses and other current assets	40.5	41.9	(1.4)	43.9	(3.4)
Deferred income taxes	—	0.3	(0.3)	1.1	(1.1)

	773.9	691.9	82.0	759.0	14.9

Current liabilities:
Accounts payable	366.1	258.3	107.8	281.2	84.9
Other accrued expenses	108.0	115.6	(7.6)	111.5	(3.5)
Current portion of capital lease obligation	0.5	0.8	(0.3)	0.8	(0.3)
Income tax currently payable	1.0	5.1	(4.1)	—	1.0
Deferred tax liabilities	2.4	—	2.4	—	2.4

	478.0	379.8	98.2	393.5	84.5

Working capital	$295.9	$312.1	$(16.2)	$365.5	$(69.6)

The increase in inventories since year-end resulted primarily from normal seasonal purchases as well as the purchase of additional inventory for new stores. These increases were offset by a decrease in average inventory per store due to planned initiatives to reduce inventory levels coupled with more aggressive clearance efforts. The increase in accounts payable resulted from the increase in inventories as well as improved vendor financing. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. Income taxes payable declined from year-end due to the timing of estimated payments.
The increase in inventory from the prior year quarter is due to the purchase of additional inventory for new stores. The increase in accounts payable is due primarily to the purchase of inventory for new stores as well as improved vendor dating.

Operations provided net cash of $143.6 million and $55.7 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. The $87.9 million increase in net cash provided in 2008 over 2007 is primarily due to changes in the following operating activities (in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007	Variance
Net income	$65.6	$66.2	$(0.6)
Depreciation and amortization	44.7	37.3	7.4
Inventories and accounts payable	27.0	(52.4)	79.4
Stock compensation expense	9.2	8.7	0.5
Prepaid expenses and other current assets	1.4	(6.5)	7.9
Other accrued expenses	(7.6)	0.2	(7.8)
Income taxes currently payable	(4.1)	(11.6)	7.5
Other, net	7.4	13.8	(6.4)

Net cash provided by operations	$143.6	$55.7	$87.9

The improvement in net cash provided by operations in the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007 was primarily due to reductions in average inventory levels and improved vendor financing. The change in cash used for income taxes relates to the timing of payments.
Investing activities used $68.6 million and $67.4 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. The majority of this cash requirement relates to our capital expenditures.
Capital expenditures for the first nine months of fiscal 2008 and fiscal 2007 were as follows (in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007
New/relocated stores and stores not yet opened	$30.3	$32.4
Distribution center capacity and improvements	12.4	2.0
Existing store properties acquired from lessor	8.5	6.8
Information technology	9.9	13.1
Existing stores	7.6	14.0
Other	0.1	0.1

	$68.8	$68.4

The above table reflects 70 new stores in the first nine months of fiscal 2008, compared to 74 new/relocated stores during the first nine months of fiscal 2007.
Financing activities used $72.1 million and provided no significant net cash in the first nine months of fiscal 2008 and fiscal 2007, respectively. This increase in net cash used is largely due to more repayments than borrowings under the Senior Credit Facility and, to a lesser extent, less repurchases of common stock under our share repurchase program.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). In February 2008, we exercised the Increase Option on this facility, increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our credit facility bank group participated in the increase. Simultaneously, the Senior Credit Facility was modified to: (1) add an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modify the definition of swingline committed amount from $10 million to $20 million; and (3) revise the definition of the fixed charge coverage ratio covenant to remove certain defined charges. All pricing terms and the term of the facility remained the same.
The Senior Credit Facility is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings will bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 27, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 27, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all financial covenants at September 27, 2008.

We believe that our cash flow from operations, borrowings available under our Senior Credit Facility, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store openings and renovations, over the next several years.
Share Repurchase Program
We have a Board-approved share repurchase program which provides for repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011. In August 2008, the board of directors authorized a $200 million increase to the existing $200 million share repurchase program and extended the program term from February 2010 to December 2011. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice.
We repurchased 464,812 and 645,022 shares under the share repurchase program during the third quarter of 2008 and 2007, respectively. The total cost of the share repurchases was $14.7 million and $31.2 million during the third quarter of 2008 and 2007, respectively. We repurchased 1,280,205 and 1,864,614 shares under the share repurchase program during the first nine months of 2008 and 2007, respectively. The total cost of the share repurchases was $42.5 million and $94.9 million during the first nine months of 2008 and 2007, respectively. As of September 27, 2008, we had remaining authorization under the share repurchase program of $207.6 million.
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
Significant Contractual Obligations and Commercial Commitments
In addition to commitments related to construction for new stores of $4.1 million, we have a remaining contractual commitment of $1.2 million for the expansion of our Waco, TX distribution center. There has been no other material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2007.
We had outstanding letters of credit of $13.4 million at September 27, 2008.
Significant Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:
•	Revenue recognition and sales returns

•	Inventory valuation

•	Stock- based compensation

•	Self- insurance reserves

•	Sales tax audit reserve

•	Tax contingencies

•	Goodwill

•	Long- lived assets

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no separate investments subject to market risk; however, we remain exposed to changes in interest rates primarily from our Senior Credit Facility (the “Credit Agreement”). The Credit Agreement bears interest at either the bank’s base rate (5.00% and 7.75% at September 27, 2008 and September 29, 2007, respectively) or LIBOR (3.43% and 5.13% at September 27, 2008 and September 29, 2007, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at September 27, 2008 and September 29, 2007). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at September 27, 2008 and September 29, 2007). See Note 7 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 27, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011. In August 2008, the board of directors authorized a $200 million increase to the existing $200 million share repurchase program and extended the program term from February 2010 to December 2011. Stock repurchase activity during the third quarter of fiscal 2008 was as follows:

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	That May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
June 29, 2008 - July 26, 2008	375,625	$29.53	375,625	$11,180,983
July 27, 2008 - August 23, 2008	77,505	$40.16	77,505	$208,070,482	(a)
August 24, 2008 - September 27, 2008	11,682	$41.48	11,682	$207,586,268

As of September 27, 2008	464,812		464,812	$207,586,268

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

(a)	Reflects Board approval in August 2008 to increase program by $200 million.
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

TRACTOR SUPPLY COMPANY
Date: November 4, 2008	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President — Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)