Form 10-Q/A
period 2008-03-29
TRACTOR SUPPLY CO /DE/
filed 2009-02-18
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2008
Common Stock, $.008 par value	37,353,168

EXPLANATORY NOTE
Overview
This Amendment No. 1 to the Quarterly Report on Form 10-Q amends and restates items identified below with respect to the Form 10-Q for the period ended March 29, 2008 filed by Tractor Supply Company (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 6, 2008 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued unaudited consolidated balance sheet, statement of operations and statement of cash flows included in the Original Filing for the reasons described below and in Note 2 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosures relating to such items are not being updated.
We encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.
This Amendment amends and restates the information in Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis) and Item 4 (Controls and Procedures) of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.
Background
We use the last-in, first out (“LIFO”) method of inventory costing. Quarterly inventory determinations under the LIFO method are based on assumptions as to projected year-end inventory levels and the rate of inflation for the year. We record an estimated LIFO provision each quarter and adjust the LIFO provision to the actual calculation at year-end.
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly estimated LIFO reserve as of March 29, 2008 and the related charge to cost of merchandise sold for the three-month period ended March 29, 2008 was understated.
As a result of this restatement, we have identified a material weakness in internal control over financial reporting related to our process for estimating interim LIFO calculations and have concluded that our disclosure controls and procedures were not effective for the three-month period ended March 29, 2008 solely because of this restatement. We have implemented several procedures, including a correction of the projection model and expansion of management review of the interim calculations and assumptions, to remediate this weakness. See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 29,
	2008	December 29,	March 31,
	(Restated)	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,383	$13,700	$20,440
Inventories	746,143	635,988	722,928
Prepaid expenses and other current assets	43,065	41,959	32,458
Deferred income taxes	—	277	10,952

Total current assets	806,591	691,924	786,778

Property and equipment, net of accumulated depreciation	345,124	332,928	305,975

Goodwill	10,258	10,258	10,258
Deferred income taxes	18,041	16,692	10,281
Other assets	6,669	6,169	7,309

Total assets	$1,186,683	$1,057,971	$1,120,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,785	$258,346	$320,934
Other accrued expenses	98,268	115,601	110,551
Current portion of capital lease obligations	724	847	975
Income taxes currently payable	—	5,062	1,934
Deferred tax liabilities	597	—	—

Total current liabilities	460,374	379,856	434,394

Revolving credit loan	102,500	55,000	53,418
Capital lease obligations, less current maturities	2,221	2,351	2,602
Straight line rent liability	32,651	30,886	25,870
Other long-term liabilities	24,166	24,541	18,991

Total liabilities	621,912	492,634	535,275

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,762,242 shares issued and 37,469,030 shares outstanding at March 29, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,343,447 shares issued and 39,929,955 shares outstanding at March 31, 2007	326	326	323
Additional paid-in capital	155,606	151,317	133,860
Treasury stock, at cost, 3,293,212 shares at March 29, 2008, 3,216,187 shares at December 29, 2007 and 413,492 shares at March 31, 2007	(152,900)	(150,049)	(21,332)
Other comprehensive loss	—	—	(26)
Retained earnings	561,739	563,743	472,501

Total stockholders’ equity	564,771	565,337	585,326

Total liabilities and stockholders’ equity	$1,186,683	$1,057,971	$1,120,601

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 29,
	2008	March 31,
	(Restated)	2007
	(Unaudited)

Net sales	$576,208	$559,832

Cost of merchandise sold	400,692	391,652

Gross margin	175,516	168,180

Selling, general and administrative expenses	163,185	147,187
Depreciation and amortization	14,372	12,013

Operating income (loss)	(2,041)	8,980

Interest expense, net	1,223	925

Income (loss) before income taxes	(3,264)	8,055

Income tax expense (benefit)	(1,260)	3,056

Net income (loss)	$(2,004)	$4,999

Net income (loss) per share — basic	$(0.05)	$0.12

Net income (loss) per share — diluted	$(0.05)	$0.12

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 29,
	2008	March 31,
	(Restated)	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,004)	$4,999
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,372	12,013
Loss on sale of property and equipment	55	289
Stock compensation expense	3,151	2,663
Deferred income taxes	(475)	(1,406)
Change in assets and liabilities:
Inventories	(110,155)	(128,077)
Prepaid expenses and other current assets	(180)	4,453
Accounts payable	102,439	91,763
Other accrued expenses	(17,333)	(808)
Income taxes currently payable	(5,994)	(9,616)
Other	856	476

Net cash used in operating activities	(15,268)	(23,251)

Cash flows from investing activities:
Capital expenditures	(26,492)	(16,411)
Proceeds from sale of property and equipment	12	87

Net cash used in investing activities	(26,480)	(16,324)

Cash flows from financing activities:
Borrowings under revolving credit agreement	203,051	236,664
Repayments under revolving credit agreement	(155,551)	(183,246)
Tax benefit on stock option exercises	121	462
Principal payments under capital lease obligations	(253)	(296)
Repurchase of common stock	(2,851)	(21,332)
Net proceeds from issuance of common stock	914	1,370

Net cash provided by financing activities	45,431	33,622

Net increase (decrease) in cash and cash equivalents	3,683	(5,953)

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$17,383	$20,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,405	$585
Income taxes	5,182	12,658
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
Note 2 — Restatement and Reclassifications:
Restatement

On January 16, 2009, management, with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the Company’s previously issued unaudited financial statements for the three months ended March 29, 2008 contained a material misstatement and, accordingly, the related consolidated balance sheet, statement of operations and statement of cash flows have been restated. We discovered an error in the estimate of the year-end LIFO reserve and the allocation of the interim expense to cost of merchandise sold for the previously reported interim period then ended. We have corrected our accounting treatment related to the calculation and recognition of the interim LIFO provision.
The error in the Company’s calculation resulted in the Company restating certain line items in the consolidated balance sheet and statement of operations. The restatement also impacted certain line items within cash flows from operating activities, but had no effect on total cash flows from operating activities and did not impact cash flows from investing or financing activities. The impact to the consolidated balance sheet and statement of operations for the LIFO restatement is set forth in the following table:

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Balance Sheet:
March 29, 2008:
Inventory	$747,531	$(1,388)	$746,143
Total current assets	807,979	(1,388)	806,591
Total assets	1,188,071	(1,388)	1,186,683
Deferred tax liabilities	1,133	(536)	597
Total current liabilities	460,910	(536)	460,374
Total liabilities	622,448	(536)	621,912
Retained earnings	562,591	(852)	561,739
Stockholders’ equity	565,623	(852)	564,771
Total liabilities and stockholders’ equity	$1,188,071	$(1,388)	$1,186,683

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Statement of Operations for the Fiscal Three Months Ended March 29, 2008:
Cost of merchandise sold	$399,304	$1,388	$400,692
Gross margin	176,904	(1,388)	175,516
Operating loss	(653)	(1,388)	(2,041)
Loss before income taxes	(1,876)	(1,388)	(3,264)
Income tax benefit	(724)	(536)	(1,260)
Net loss	(1,152)	(852)	(2,004)
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.05)

Diluted	$(0.03)	$(0.02)	$(0.05)

Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at March 31, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $28.4 million, $25.5 million and $21.6 million higher than reported at March 29, 2008, December 29, 2007 and March 31, 2007, respectively.
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
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	March 29, 2008			March 31, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income (loss)	$(2,004)	37,514	$(0.05)	$4,999	40,228	$0.12

Dilutive stock options outstanding	—	—	—	—	855	—

Diluted net income per share:
Net income (loss)	$(2,004)	37,514	$(0.05)	$4,999	41,083	$0.12

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
Product Category:
Livestock and pet	41%	37%
Seasonal products	19	22
Hardware and tools	16	17
Clothing and footwear	10	9
Truck, trailer and towing	9	9
Agricultural	5	6

Total	100%	100%

Gross margin increased 4.4% to $175.5 million for the first quarter of 2008 from $168.2 million for the first quarter of 2007. As a percent of sales, gross margin increased 50 basis points to 30.5% compared to 30.0% in the first quarter of 2007, primarily from enhanced product sourcing, as well as the mix of products sold which largely resulted from the reduced sales in rider and other big-ticket items (such items typically sell at a margin lower than the chain average). Additionally, we had strong markdown management in the quarter and our price optimization initiatives have begun to show some impact. These improvements were partially offset by an increased LIFO provision and higher fuel-related transportation costs.
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
As a result of the foregoing factors, net loss for the first quarter of 2008 was $2.0 million, which is a $7.0 million decrease from net income of $5.0 million in the first quarter of 2007. Net loss per diluted share was $(0.05) for the first quarter of 2008 compared to net income per diluted share of $0.12 for the first quarter of 2007.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At March 29, 2008, we had working capital of $346.2 million, a $34.1 million increase from December 29, 2007. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	Mar. 29,	Dec. 29,
	2008	2007	Variance
Current assets:
Cash and cash equivalents	$17.4	$13.7	$3.7
Inventories	746.1	636.0	110.1
Prepaid expenses and other current assets	43.1	41.9	1.2
Deferred income taxes	—	0.3	(0.3)

	806.6	691.9	114.7

Current liabilities:
Accounts payable	360.8	258.3	102.5
Other accrued expenses	98.3	115.6	(17.3)
Current portion of capital lease obligations	0.7	0.8	(0.1)
Income taxes currently payable	—	5.1	(5.1)
Deferred tax liabilities	0.6	—	0.6

	460.4	379.8	80.6

Working capital	$346.2	$312.1	$34.1

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
Operations used net cash of $15.3 million and $23.3 million in the first quarter of 2008 and 2007, respectively. The $8.0 million reduction in net cash used in 2008 compared to 2007 is due to changes in the following operating activities (in millions):

	Three months ended
	March 29,	March 31,
	2008	2007	Variance
Net income (loss)	$(2.0)	$5.0	$(7.0)
Inventories and accounts payable	(7.7)	(36.3)	28.6
Prepaid expenses and other current assets	(0.2)	4.5	(4.7)
Other accrued expenses	(17.3)	(0.8)	(16.5)
Income taxes currently payable	(6.0)	(9.6)	3.6
Other, net	17.9	13.9	4.0

Net cash used in operations	$(15.3)	$(23.3)	$8.0

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer initially concluded that, as of March 29, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In connection with the amendment to our financial statements as described in the introductory Explanatory Note, we re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 29, 2008. In connection therewith, we identified a material weakness in internal control over financial reporting related to LIFO inventory valuation. The actual LIFO valuation is dependent upon end-of-year inventories, specifically the quantity and mix of product and the inflation rate for the various categories of products. Since the actual valuation can only be calculated at year-end, we record an estimated LIFO provision at the end of each interim quarter. At year-end, when the key variables are known, the LIFO provision is adjusted to the actual year-end calculation.
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly LIFO provision to cost of merchandise sold for the three-month period ended March 29, 2008 was understated.
We did not have a sufficient review process for the new model used to forecast expected inflation/deflation among the product categories, which led to a material misstatement of our interim financial statements for the period presented in this Form 10-Q/A.  We have determined that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of March 29, 2008. In order to remediate this material weakness, we have taken the following steps:
(1)	Corrected the LIFO projection model to properly calculate estimated annual inflation rates and the projected end-of-year indices,

(2)	Performed additional analyses on the derivation of projected indices in each interim LIFO calculation,

(3)	Expanded the review process for all input assumptions used in each interim LIFO calculation, and

(4)	Further documented the procedures to review, approve and manage changes in the process of estimating LIFO cost for interim periods.
Changes in Internal Control over Financial Reporting
Other than as set forth in this Amendment No. 1 to Form 10-Q, there have been no changes in our internal control over financial reporting during the first fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We have a share repurchase program which provides for repurchase of up to $200 million of our outstanding common stock through February 2010. Stock repurchase activity during the first quarter of 2008 was as follows:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total		Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
December 30, 2007 – January 26, 2008	—	$—	—	$50,047,236
January 27, 2008 – February 23, 2008	—	—	—	50,047,236
February 24, 2008 – March 29, 2008	77,025	37.00	77,025	47,199,295

As of March 29, 2008	77,025		77,025	$47,199,295

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

TRACTOR SUPPLY COMPANY
Date: February 18, 2009	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)