Form 10-Q/A
period 2008-06-28
TRACTOR SUPPLY CO /DE/
filed 2009-02-18
CIK 916365

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

EXPLANATORY NOTE
Overview
This Amendment No. 1 to the Quarterly Report on Form 10-Q amends and restates items identified below with respect to the Form 10-Q for the period ended June 28, 2008 filed by Tractor Supply Company (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 1, 2008 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued unaudited consolidated balance sheet, statements of income and statement of cash flows included in the Original Filing for the reasons described below and in Note 2 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosures relating to such items are not being updated.
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
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly estimated LIFO reserve as of June 28, 2008 and the related charge to cost of merchandise sold for the three-month and six-month periods ended June 28, 2008 was understated.
As a result of this restatement, we have identified a material weakness in internal control over financial reporting related to our process for estimating interim LIFO calculations and have concluded that our disclosure controls and procedures were not effective for the three-month and six-month periods ended June 28, 2008 solely because of this restatement. We have implemented several procedures, including a correction of the projection model and expansion of management review of the interim calculations and assumptions, to remediate this weakness. See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 28,
	2008	December 29,	June 30,
	(Restated)	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,957	$13,700	$30,912
Inventories	675,961	635,988	692,388
Prepaid expenses and other current assets	38,959	41,959	40,173
Deferred income taxes	238	277	6,999

Total current assets	778,115	691,924	770,472

Property and equipment, net of accumulated depreciation	357,151	332,928	321,463
Goodwill	10,258	10,258	10,258
Deferred income taxes	17,665	16,692	15,059
Other assets	6,012	6,169	6,069

Total assets	$1,169,201	$1,057,971	$1,123,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,014	$258,346	$348,025
Other accrued expenses	101,310	115,601	110,237
Current portion of capital lease obligations	629	847	896
Income taxes currently payable	25,520	5,062	17,574

Total current liabilities	521,473	379,856	476,732

Revolving credit loan	—	55,000	—
Capital lease obligations, less current maturities	2,093	2,351	2,410
Straight line rent liability	34,619	30,886	27,773
Other long-term liabilities	23,844	24,541	22,063

Total liabilities	582,029	492,634	528,978

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,798,404 shares issued and 36,766,824 shares outstanding at June 28, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,506,299 shares issued and 39,286,707 shares outstanding at June 30, 2007	326	326	324
Additional paid-in capital	159,613	151,317	141,481
Treasury stock — at cost, 4,031,580 shares at June 28, 2008, 3,216,187 shares at December 29, 2007 and 1,219,592 shares at June 30, 2007	(177,858)	(150,049)	(63,720)
Retained earnings	605,091	563,743	516,258

Total stockholders’ equity	587,172	565,337	594,343

Total liabilities and stockholders’ equity	$1,169,201	$1,057,971	$1,123,321

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		six months ended
	June 28,		June 28,
	2008	June 30,	2008	June 30,
	(Restated)	2007	(Restated)	2007
	(Unaudited)		(Unaudited)

Net sales	$898,327	$790,929	$1,474,535	$1,350,761

Cost of merchandise sold	624,818	540,505	1,025,510	932,157

Gross margin	273,509	250,424	449,025	418,604

Selling, general and administrative expenses	187,343	166,959	350,528	314,146
Depreciation and amortization	15,008	12,357	29,380	24,370

Operating income	71,158	71,108	69,117	80,088

Interest expense, net	573	604	1,796	1,529

Income before income taxes	70,585	70,504	67,321	78,559

Income tax expense	27,233	26,747	25,973	29,803

Net income	$43,352	$43,757	$41,348	$48,756

Net income per share — basic	$1.17	$1.10	$1.11	$1.22

Net income per share — diluted	$1.15	$1.08	$1.09	$1.19

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	six months ended
	June 28,
	2008	June 30,
	(Restated)	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$41,348	$48,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,380	24,370
Gain on sale of property and equipment	(89)	(281)
Stock compensation expense	6,151	5,479
Deferred income taxes	(934)	81
Change in assets and liabilities:
Inventories	(39,973)	(97,537)
Prepaid expenses and other current assets	2,994	(3,154)
Accounts payable	135,668	118,854
Other accrued expenses	(14,291)	(1,025)
Income taxes currently payable	20,458	6,024
Other	3,076	4,683

Net cash provided by operating activities	183,788	106,250

Cash flows from investing activities:
Capital expenditures	(53,467)	(44,702)
Proceeds from sale of property and equipment	234	963

Net cash used in investing activities	(53,233)	(43,739)

Cash flows from financing activities:
Borrowings under revolving credit agreement	329,868	356,193
Repayments under revolving credit agreement	(384,868)	(356,193)
Tax benefit on stock option exercises	211	2,433
Principal payments under capital lease obligations	(476)	(567)
Repurchase of common stock	(27,809)	(63,720)
Net proceeds from issuance of common stock	1,776	3,862

Net cash used in financing activities	(81,298)	(57,992)

Net increase in cash and cash equivalents	49,257	4,519

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$62,957	$30,912

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,555	$1,239
Income taxes	6,177	21,230
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
Note 2 — Restatement and Reclassifications:
Restatement

On January 16, 2009, management, with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the Company’s previously issued unaudited financial statements for the three-month and six-month periods ended June 28, 2008 contained a material misstatement and, accordingly, the related consolidated balance sheet, statements of income and statement of cash flows have been restated. We discovered an error in the estimate of the year-end LIFO reserve and the allocation of the interim expense charged to cost of merchandise sold for the previously reported interim periods then ended. We have corrected our accounting treatment related to the calculation and recognition of the interim LIFO provision.
The error in the LIFO calculation resulted in a restatement of certain line items in the consolidated balance sheet and statements of income. The restatement also impacted certain line items within cash flows from operating activities, but had no effect on total cash flows from operating activities and did not impact cash flows from investing or financing activities. The impact to the consolidated balance sheet and statements of income for the LIFO restatement is set forth in the following table:

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Balance Sheet:
June 28, 2008:
Inventory	$683,317	$(7,356)	$675,961
Deferred income taxes	—	238	238
Total current assets	785,233	(7,118)	778,115
Total assets	1,176,319	(7,118)	1,169,201
Deferred tax liabilities	2,600	(2,600)	—
Total current liabilities	524,073	(2,600)	521,473
Total liabilities	584,629	(2,600)	582,029
Retained earnings	609,609	(4,518)	605,091
Stockholders’ equity	591,690	(4,518)	587,172
Total liabilities and stockholders’ equity	$1,176,319	$(7,118)	$1,169,201

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Statements of Income:
Fiscal Three Months Ended June 28, 2008:
Cost of merchandise sold	$618,850	$5,968	$624,818
Gross margin	279,477	(5,968)	273,509
Operating income	77,126	(5,968)	71,158
Income before income taxes	76,553	(5,968)	70,585
Income tax expense	29,535	(2,302)	27,233
Net income	47,018	(3,666)	43,352
Net income per share:
Basic	$1.26	$(0.09)	$1.17

Diluted	$1.24	$(0.09)	$1.15

Fiscal Six Months Ended June 28, 2008:
Cost of merchandise sold $	$1,018,154	$7,356	$1,025,510
Gross margin	456,381	(7,356)	449,025
Operating income	76,473	(7,356)	69,117
Income before income taxes	74,677	(7,356)	67,321
Income tax expense	28,811	(2,838)	25,973
Net income	45,866	(4,518)	41,348
Net income per share:
Basic	$1.23	$(0.12)	$1.11

Diluted	$1.21	$(0.12)	$1.09

Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at June 30, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $37.4 million, $25.5 million and $20.9 million higher than reported at June 28, 2008, December 29, 2007 and June 30, 2007, respectively.
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

Note 5 — Share-Based Payments:
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
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	June 28, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$43,352	37,193	$1.17	$43,757	39,617	$1.10

Dilutive stock options and restricted stock outstanding	—	613	(0.02)	—	962	(0.02)

Diluted net income per share:
Net income	$43,352	37,806	$1.15	$43,757	40,579	$1.08

	Six months ended			Six months ended
	June 28, 2008			June 30, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$41,348	37,354	$1.11	$48,756	39,922	$1.22

Dilutive stock options and restricted stock outstanding	—	624	(0.02)	—	979	(0.03)

Diluted net income per share:
Net income	$41,348	37,978	$1.09	$48,756	40,901	$1.19

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

Gross margin for the second quarter and the first six months of fiscal 2008 was $273.5 million and $449.0 million, respectively. This represents an increase of 9.2% and 7.3%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 30.4% for the second quarter of fiscal 2008 compared to 31.7% for the comparable period in fiscal 2007. The decline in gross margin rate for the quarter resulted from an increased LIFO provision and higher transportation costs, offset in part by increased product margin (principally from better buying and retail price increases). The LIFO provision increased approximately 110 basis points for the second fiscal quarter of 2008 from the prior year second fiscal quarter due to significant inflation (increases in costs for certain commodities, petroleum-based products and steel), a shift in the product mix towards higher inflationary items and clearance activity. The increased transportation costs resulted from increased fuel costs and the mix of goods, offset in part by a reduction in import purchases. For the first six months of fiscal 2008, the gross margin rate decreased to 30.5% compared to 31.0% with the comparable period in the prior year. The LIFO provision increased approximately 75 basis points for the six months ended June 28, 2008 from the prior year six-month period due to the same factors as described for the quarter.
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
As a result of the foregoing factors, net income for the second quarter of fiscal 2008 decreased 0.9% to $43.4 million compared to $43.8 million in the second quarter of fiscal 2007. Net income for the first six months of fiscal 2008 decreased 15.2% to $41.3 million from $48.8 million in the first six months of the prior year. Net income, as a percent of sales, decreased 70 basis points to 4.8% for the second quarter of fiscal 2008 compared to 5.5% in the second quarter of fiscal 2007. For the first six months of fiscal 2008, net income as a percent of sales decreased 80 basis points to 2.8%, compared to 3.6% for the first six months of fiscal 2007. Net income per diluted share for the second quarter of fiscal 2008 increased to $1.15 from $1.08 and, for the first six months of fiscal 2008, decreased to $1.09 from $1.19. Outstanding shares were reduced as a result of repurchases under the Share Repurchase Program.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At June 28, 2008, we had working capital of $256.6 million, a $55.5 million decrease from December 29, 2007. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	June 28,	Dec. 29,		June 30,
	2008	2007	Variance	2007	Variance
Current assets:
Cash and cash equivalents	$63.0	$13.7	$49.3	$30.9	$32.1
Inventories	676.0	636.0	40.0	692.4	(16.4)
Prepaid expenses and other current assets	38.9	41.9	(3.0)	40.2	(1.3)
Deferred income taxes	0.2	0.3	(0.1)	7.0	(6.8)

	778.1	691.9	86.2	770.5	7.6

Current liabilities:
Accounts payable	394.0	258.3	135.7	348.0	46.0
Other accrued expenses	101.3	115.6	(14.3)	110.2	(8.9)
Current portion of capital lease obligation	0.6	0.8	(0.2)	0.9	(0.3)
Income tax currently payable	25.6	5.1	20.5	17.6	8.0
Deferred tax liabilities	—	—	—	—	—

	521.5	379.8	141.7	476.7	44.8

Working capital	$256.6	$312.1	$(55.5)	$293.8	$(37.2)

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
Operations provided net cash of $183.8 million and $106.3 million in the first six months of fiscal 2008 and fiscal 2007, respectively. The $77.5 million increase in net cash provided in 2008 over 2007 is primarily due to changes in the following operating activities (in millions):

	Six months ended
	June 28,	June 30,
	2008	2007	Variance
Net income	$41.3	$48.8	$(7.5)
Depreciation and amortization	29.4	24.4	5.0
Inventories and accounts payable	95.7	21.3	74.4
Prepaid expenses and other current assets	3.0	(3.1)	6.1
Other accrued expenses	(14.3)	(1.0)	(13.3)
Income taxes currently payable	20.5	6.0	14.5
Other, net	8.2	9.9	(1.7)

Net cash provided by operations	$183.8	$106.3	$77.5

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 28, 2008. Based on this evaluation, our principal executive officer and principal financial officer initially concluded that, as of June 28, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In connection with the amendment to our financial statements as described in the introductory Explanatory Note, we re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 28, 2008. In connection therewith, we identified a material weakness in internal control over financial reporting related to LIFO inventory valuation. The actual LIFO valuation is dependent upon end-of-year inventories, specifically the quantity and mix of product and the inflation rate for the various categories of products. Since the actual valuation can only be calculated at year-end, we record an estimated LIFO provision at the end of each interim quarter. At year-end, when the key variables are known, the LIFO provision is adjusted to the actual year-end calculation.
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly LIFO provision to cost of merchandise sold for the three-month and six-month periods ended June 28, 2008 was understated.
We did not have a sufficient review process for the new model used to forecast expected inflation/deflation among the product categories, which led to a material misstatement of our interim financial statements for the period presented in this Form 10-Q/A. We have determined that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of June 28, 2008. In order to remediate this material weakness, we have taken the following steps:
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