Form 10-Q/A
period 2008-09-27
TRACTOR SUPPLY CO /DE/
filed 2009-02-18
CIK 916365

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

EXPLANATORY NOTE
Overview
This Amendment No. 1 to the Quarterly Report on Form 10-Q amends and restates items identified below with respect to the Form 10-Q for the period ended September 27, 2008 filed by Tractor Supply Company (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 4, 2008 (the “Original Filing”). The purpose of this amendment is to amend and restate the previously issued unaudited consolidated balance sheet, statements of income and statement of cash flows included in the Original Filing for the reasons described below and in Note 2 to the financial statements included in Item 1 (Financial Statements) included herein. Other than as set forth below, the items of the Original Filing continue to speak as of the date of the original filing date thereof, and the disclosures relating to such items are not being updated.
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
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly estimated LIFO reserve as of September 27, 2008 and the related charge to cost of merchandise sold for the three-month and nine-month periods ended September 27, 2008 was understated.
As a result of this restatement, we have identified a material weakness in internal control over financial reporting related to our process for estimating interim LIFO calculations and have concluded that our disclosure controls and procedures were not effective for the three-month and nine-month periods ended September 27, 2008 solely because of this restatement. We have implemented several procedures, including a correction of the projection model and expansion of management review of the interim calculations and assumptions, to remediate this weakness. See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 27,
	2008	December 29,	September 29,
	(Restated)	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,583	$13,700	$14,723
Inventories	703,040	635,988	699,312
Prepaid expenses and other current assets	40,504	41,959	43,942
Deferred income taxes	2,923	277	1,061

Total current assets	763,050	691,924	759,038

Property and equipment, net of accumulated depreciation	357,270	332,928	331,760
Goodwill	10,258	10,258	10,258
Deferred income taxes	17,398	16,692	15,829
Other assets	6,183	6,169	5,720

Total assets	$1,154,159	$1,057,971	$1,122,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$366,138	$258,346	$281,209
Other accrued expenses	107,953	115,601	111,450
Current portion of capital lease obligations	545	847	803
Income taxes currently payable	962	5,062	—

Total current liabilities	475,598	379,856	393,462

Revolving credit loan	23,138	55,000	88,552
Capital lease obligations, less current maturities	1,960	2,351	2,236
Straight line rent liability	36,281	30,886	29,504
Other long-term liabilities	24,827	24,541	24,026

Total liabilities	561,804	492,634	537,780

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,842,839 shares issued and 36,346,447 shares outstanding at September 27, 2008, 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007 and 40,571,265 shares issued and 38,706,651 shares outstanding at September 29, 2007	327	326	325
Additional paid-in capital	163,616	151,317	145,698
Treasury stock — at cost, 4,496,392 shares at September 27, 2008, 3,216,187 shares at December 29, 2007 and 1,864,614 shares at September 29, 2007	(192,549)	(150,049)	(94,924)
Retained earnings	620,961	563,743	533,726

Total stockholders’ equity	592,355	565,337	584,825

Total liabilities and stockholders’ equity	$1,154,159	$1,057,971	$1,122,605

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended
	September 27,		September 27,
	2008	September 29,	2008	September 29,
	(Restated)	2007	(Restated)	2007
	(Unaudited)		(Unaudited)

Net sales	$733,918	$629,199	$2,208,453	$1,979,960

Cost of merchandise sold	515,722	430,552	1,541,232	1,362,709

Gross margin	218,196	198,647	667,221	617,251

Selling, general and administrative expenses	176,774	156,078	527,302	470,224
Depreciation and amortization	15,345	12,900	44,725	37,270

Operating income	26,077	29,669	95,194	109,757

Interest (income) expense, net	(69)	1,517	1,727	3,046

Income before income taxes	26,146	28,152	93,467	106,711

Income tax expense	10,276	10,684	36,249	40,487

Net income	$15,870	$17,468	$57,218	$66,224

Net income per share — basic	$0.44	$0.45	$1.54	$1.67

Net income per share — diluted	$0.43	$0.44	$1.52	$1.63

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	nine months ended
	September 27,
	2008	September 29,
	(Restated)	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$57,218	$66,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,725	37,270
Gain on sale of property and equipment	(62)	(68)
Stock compensation expense	9,192	8,652
Deferred income taxes	(3,352)	5,249
Change in assets and liabilities:
Inventories	(67,052)	(104,461)
Prepaid expenses and other current assets	1,437	(6,547)
Accounts payable	107,792	52,038
Other accrued expenses	(7,648)	188
Income taxes currently payable	(4,100)	(11,550)
Other	5,455	8,693

Net cash provided by operating activities	143,605	55,688

Cash flows from investing activities:
Capital expenditures	(68,828)	(68,363)
Proceeds from sale of property and equipment	250	966

Net cash used in investing activities	(68,578)	(67,397)

Cash flows from financing activities:
Borrowings under revolving credit agreement	517,382	756,850
Repayments under revolving credit agreement	(549,244)	(668,298)
Tax benefit on stock option exercises	413	2,687
Principal payments under capital lease obligations	(693)	(834)
Repurchase of common stock	(42,500)	(94,924)
Net proceeds from issuance of common stock	2,498	4,558

Net cash (used in) provided by financing activities	(72,144)	39

Net increase (decrease) in cash and cash equivalents	2,883	(11,670)

Cash and cash equivalents at beginning of period	13,700	26,393

Cash and cash equivalents at end of period	$16,583	$14,723

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$2,788	$2,087
Income taxes	43,023	47,010
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
Note 2 — Restatement and Reclassifications:
Restatement
On January 16, 2009, management, with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the Company’s previously issued unaudited financial statements for the three-month and nine-month periods ended September 27, 2008 contained a material misstatement and, accordingly, the related consolidated balance sheet, statements of income and statement of cash flows have been restated. We discovered an error in the estimate of the year-end LIFO reserve and the allocation of the interim expense to cost of merchandise sold for the previously reported interim periods then ended. We have corrected our accounting treatment related to the calculation and recognition of the interim LIFO provision.
The error in the LIFO calculation resulted in a restatement of certain line items in the consolidated balance sheet and statements of income. The restatement also impacted certain line items in the consolidated statement of cash flows from operating activities, but had no effect on total cash flows from operating activities and did not impact cash flows from investing or financing activities. The impact to the consolidated balance sheet and statements of income for the LIFO restatement is set forth in the following table:

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Balance Sheet:
September 27, 2008:
Inventory	$716,806	$(13,766)	$703,040
Deferred income taxes	—	2,923	2,923
Total current assets	773,893	(10,843)	763,050
Total assets	1,165,002	(10,843)	1,154,159
Deferred tax liabilities	2,434	(2,434)	—
Total current liabilities	478,032	(2,434)	475,598
Total liabilities	564,238	(2,434)	561,804
Retained earnings	629,370	(8,409)	620,961
Stockholders’ equity	600,764	(8,409)	592,355
Total liabilities and stockholders’ equity	$1,165,002	$(10,843)	$1,154,159

		Impact of
	As	Restatement
	Originally	Increase	As
	Reported	(Decrease)	Restated
Consolidated Statements of Income:
Fiscal Three Months Ended September 27, 2008:
Cost of merchandise sold	$509,312	$6,410	$515,722
Gross margin	224,606	(6,410)	218,196
Operating income	32,487	(6,410)	26,077
Income before income taxes	32,556	(6,410)	26,146
Income tax expense	12,795	(2,519)	10,276
Net income	19,761	(3,891)	15,870
Net income per share:
Basic	$0.54	$(0.10)	$0.44

Diluted	$0.53	$(0.10)	$0.43

Fiscal Nine Months Ended September 27, 2008:
Cost of merchandise sold	$1,527,466	$13,766	$1,541,232
Gross margin	680,987	(13,766)	667,221
Operating income	108,960	(13,766)	95,194
Income before income taxes	107,233	(13,766)	93,467
Income tax expense	41,606	(5,357)	36,249
Net income	65,627	(8,409)	57,218
Net income per share:
Basic	$1.77	$(0.23)	$1.54

Diluted	$1.74	$(0.22)	$1.52

Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Cash balances in our bank concentration account at September 29, 2007 have been reclassified and netted against the related book overdraft included in accounts payable in the Consolidated Balance Sheets.
Note 3 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) cost method of accounting for inventory had been used, inventories would have been approximately $48.0 million, $25.5 million and $23.0 million higher than reported at September 27, 2008, December 29, 2007 and September 29, 2007, respectively.
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
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	September 27, 2008			September 29, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$15,870	36,429	$0.44	$17,468	38,972	$0.45

Dilutive stock options and restricted stock outstanding	—	645	(0.01)	—	841	(0.01)

Diluted net income per share:
Net income	$15,870	37,074	$0.43	$17,468	39,813	$0.44

	Nine months ended			Nine months ended
	September 27, 2008			September 29, 2007
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$57,218	37,045	$1.54	$66,224	39,606	$1.67

Dilutive stock options and restricted stock outstanding	—	632	(0.02)	—	933	(0.04)

Diluted net income per share:
Net income	$57,218	37,677	$1.52	$66,224	40,539	$1.63

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

Gross margin for the third quarter and the first nine months of fiscal 2008 was $218.2 million and $667.2 million, respectively. This represents an increase of 9.8% and 8.1%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 29.7% for the third quarter of fiscal 2008 compared to 31.6% for the comparable period in fiscal 2007. The decline in gross margin rate for the quarter resulted from an increased LIFO provision, higher transportation costs and clearance markdowns. The LIFO provision increased approximately 110 basis points for the third fiscal quarter of 2008 from the prior year third fiscal quarter due to significant inflation (increases in costs for certain commodities, petroleum-based products and steel), a shift in the product mix towards higher inflationary items and clearance activity. The clearance markdowns relate to our continued inventory reduction initiative through aggressive efforts to clear seasonal product and certain merchandise that will not be carried into future periods. The increased transportation costs resulted from increased fuel costs and the mix of goods. For the first nine months of fiscal 2008, the gross margin rate was 30.2% compared to 31.2% for the first nine months of 2007, largely due to the same factors as described for the quarter. The LIFO provision increased approximately 90 basis points for the nine months ended September 27, 2008 from the prior year nine-month period due to the same factors as described for the quarter.
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

As a result of the foregoing factors, net income for the third quarter of fiscal 2008 decreased 9.1% to $15.9 million compared to $17.5 million in the third quarter of fiscal 2007. Net income for the first nine months of fiscal 2008 decreased 13.6% to $57.2 million from $66.2 million in the first nine months of the prior year. Net income, as a percent of sales, decreased 60 basis points to 2.2% for the third quarter of fiscal 2008 compared to 2.8% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net income as a percent of sales decreased 70 basis points to 2.6%, compared to 3.3% for the first nine months of fiscal 2007. Net income per diluted share for the third quarter of fiscal 2008 decreased to $0.43 from $0.44 and, for the first nine months of fiscal 2008, decreased to $1.52 from $1.63. Outstanding shares were reduced as a result of repurchases under our share repurchase program.
Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our Senior Credit Facility and normal trade credit.
At September 27, 2008, we had working capital of $287.5 million, a $24.6 million decrease from December 29, 2007. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	September 27,	December 29,		September 29,
	2008	2007	Variance	2007	Variance
Current assets:
Cash and cash equivalents	$16.6	$13.7	$2.9	$14.7	$1.9
Inventories	703.1	636.0	67.1	699.3	3.8
Prepaid expenses and other current assets	40.5	41.9	(1.4)	43.9	(3.4)
Deferred income taxes	2.9	0.3	2.6	1.1	1.8

	763.1	691.9	71.2	759.0	4.1

Current liabilities:
Accounts payable	366.1	258.3	107.8	281.2	84.9
Other accrued expenses	108.0	115.6	(7.6)	111.5	(3.5)
Current portion of capital lease obligation	0.5	0.8	(0.3)	0.8	(0.3)
Income tax currently payable	1.0	5.1	(4.1)	—	1.0
Deferred tax liabilities	—	—	—	—	—

	475.6	379.8	95.8	393.5	82.1

Working capital	$287.5	$312.1	$(24.6)	$365.5	$(78.0)

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

Operations provided net cash of $143.6 million and $55.7 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. The $87.9 million increase in net cash provided in 2008 over 2007 is primarily due to changes in the following operating activities (in millions):

	Nine months ended
	September 27,	September 29,
	2008	2007	Variance
Net income	$57.2	$66.2	$(9.0)
Depreciation and amortization	44.7	37.3	7.4
Inventories and accounts payable	40.7	(52.4)	93.1
Stock compensation expense	9.2	8.7	0.5
Prepaid expenses and other current assets	1.4	(6.5)	7.9
Other accrued expenses	(7.6)	0.2	(7.8)
Income taxes currently payable	(4.1)	(11.6)	7.5
Other, net	2.1	13.8	(11.7)

Net cash provided by operations	$143.6	$55.7	$87.9

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
Financing activities used $72.1 million and provided no significant cash in the first nine months of fiscal 2008 and fiscal 2007, respectively. This increase in net cash used is largely due to more repayments than borrowings under the Senior Credit Facility and, to a lesser extent, less repurchases of common stock under our share repurchase program.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 27, 2008. Based on this evaluation, our principal executive officer and principal financial officer initially concluded that, as of September 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In connection with the amendment to our financial statements as described in the introductory Explanatory Note, we re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 27, 2008. In connection therewith, we identified a material weakness in internal control over financial reporting related to LIFO inventory valuation. The actual LIFO valuation is dependent upon end-of-year inventories, specifically the quantity and mix of product and the inflation rate for the various categories of products. Since the actual valuation can only be calculated at year-end, we record an estimated LIFO provision at the end of each interim quarter. At year-end, when the key variables are known, the LIFO provision is adjusted to the actual year-end calculation.
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly LIFO provision to cost of merchandise sold for the three-month and nine-month periods ended September 27, 2008 was understated.
We did not have a sufficient review process for the new model used to forecast expected inflation/deflation among the product categories, which led to a material misstatement of our interim financial statements for the period presented in this Form 10-Q/A. We have determined that this is a material weakness in internal control over financial reporting. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of September 27, 2008. In order to remediate this material weakness, we have taken the following steps:
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