Form 10-K
period 2008-12-27
TRACTOR SUPPLY CO /DE/
filed 2009-02-25
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $885,676,775. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 24, 2009

Common Stock, $.008 par value	35,998,470
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TRACTOR SUPPLY COMPANY
INDEX

i

FORWARD-LOOKING STATEMENTS OR INFORMATION
This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written. These factors include the impact of the current economic cycle on consumer spending, weather factors, operating factors affecting customer satisfaction, consumer debt levels, inflation, pricing and other competitive factors, the ability to attract, train and retain qualified employees, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the timing and acceptance of new products in the stores, the mix of goods sold, the continued availability of favorable credit sources, capital market conditions in general, the ability to increase sales at existing stores, the ability to retain vendors, reliance on foreign suppliers, management of our information systems and the seasonality of our business and those described in Item 1A. “Risk Factors.” Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I
Item 1. Business
Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com. References to our website do not constitute incorporation by reference of the information contained on the website. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:
•	Equine, pet and animal products, including items necessary for their health, care, growth and containment;
•	Maintenance products for agricultural and rural use;
•	Hardware and tool products;
•	Seasonal products, including lawn and garden power equipment;
•	Truck and towing products; and
•	Work/recreational clothing and footwear for the entire family.
Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We are developing stores using several standard prototypes as well as existing building structures.
Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”), which operated 28 stores as of December 27, 2008 primarily in the Pacific Northwest, offers a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
Tractor Supply Company has one reportable industry segment — farm and ranch retail sales, both at our retail locations and online.
At December 27, 2008, we operated 855 retail farm and ranch stores in 44 states.
Seasonality and Weather
Our business is seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of adverse weather conditions is somewhat mitigated by the geographic dispersion of our stores.
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
We offer proprietary, private label credit cards for individuals and business customers. In addition, we accept cash, checks, debit cards, Visa, MasterCard, American Express and Discover credit cards and gift cards.
Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location by comparison of “good, better, best” qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of our store layouts and visual displays afford our customers a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all of our store employees wear highly visible red vests, aprons or smocks and nametags, and our customer service and checkout counters are conveniently located.
Merchandising
We offer a differentiated assortment of products for our customers. Our broad product assortment is tailored to meet the regional and geographic needs of our markets, as well as the physical store size. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 12,500 to 15,000 unique products per store. No one product accounted for more than 10% of our sales during 2008.

Our stores carry a wide selection of high quality, nationally recognized, name brand merchandise. We also market a growing list of products under our “private-label programs,” i.e. products manufactured by a number of vendors at our direction and specifically for our sole benefit. The trademarks in the private label brand names are owned by us with the exception of a very limited number of brands over which we have sole control but have not yet opted to own (“control brands”). Our private label brands include:
•	Masterhand and JobSmart (tools and tool chests)

•	Dumor and Producers Pride (livestock feed)

•	Retriever and Paws ‘n Claws (pet foods)

•	Royal Wing (bird feeding supplies)

•	Milepost (equine products)

•	Groundwork (lawn and garden supplies)

•	Huskee (outdoor power equipment)

•	Countyline (livestock, farm and ranch equipment)

•	Traveller (truck/automotive products)

•	C.E. Schmidt (apparel and footwear)

•	Bit & Bridle (apparel)

•	Red Shed (gifts and collectibles)
Our control brands include Morgan Creek (lifestyle clothing) and Farm Hand (air compressors). We believe that the availability of top quality private label products at great prices provides superior value for our customers, a strategic advantage for us, and positions us as a destination store.
The following chart indicates the average percentages of sales represented by each of our major product categories during fiscal 2008, 2007 and 2006.

	Percent of Sales
Product Category	2008	2007(a)	2006(a)
Livestock and Pet	37%	34%	33%
Seasonal Products	24	25	26
Hardware and Tools	14	15	15
Clothing and Footwear	10	10	9
Truck and Towing	9	9	9
Agriculture	6	7	8

	100%	100%	100%

(a)	Reclassified to conform with current year presentation.
Purchasing and Distribution
We offer a differentiated assortment of products that are sourced through domestic and international vendors for those seeking to enjoy the “Out Here” lifestyle. Our business is not dependent upon any one vendor or particular group of vendors. We purchase our products from a core group of approximately 850 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2008. Approximately 250 vendors accounted for approximately 90% of our purchases during fiscal 2008. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products and we believe that adequate sources of supply exist at substantially similar costs for substantially all of our products. We have no material long-term contractual commitments with any of our vendors.
We maintain a dedicated inventory management team to focus exclusively on all replenishment and forecasting functions. This centralized direction permits our buying teams to focus more strategic attention toward vendor line reviews, assortment planning and testing of new products and programs. Through the combined efforts of these teams, we have improved our overall inventory productivity and in-stock position.
Over 97% of our purchase orders are transmitted through an electronic data interchange (“EDI”) system, and approximately 93% of merchandise vendor invoices are transmitted through EDI. We are expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted.
We currently operate a distribution network for supplying our stores with merchandise and in fiscal 2008 our stores received approximately 64% of our merchandise through this network. Our six distribution centers are located in Indiana, Georgia, Maryland, Texas, Nebraska, and Washington, representing total distribution capacity of 2.9 million square feet. This capacity increased by approximately 347,000 square feet in 2008 due to an expansion of our Waco, Texas distribution center. In 2009, we are not planning any additional distribution center square footage as we concentrate on increasing the utilization of our existing space.

We manage our inbound transportation activity in-house through the use of a web-based transportation management system. We outsource the operation of our dedicated fleet to two third-party logistics providers and utilize several common carriers as required. The third-party logistics providers are responsible for managing drivers and tractors contracted to us. We control our transportation costs through the monitoring of transportation routes and scheduling of deliveries and backhauls while minimizing empty miles.
Marketing
We utilize an “everyday low prices” strategy to consistently offer our products at competitive prices complemented by promotions to enhance peak selling seasons. We regularly monitor prices at competing stores and adjust our prices as appropriate. We believe that by avoiding a “sale-oriented” marketing strategy, we attract customers on a regular basis rather than only in response to promotional sales.
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
Due to the relatively small size of our stores, increased traffic in the store ensures increased exposure to our products. Our vendors are committed to helping us promote our brand and position ourselves as a destination store. Our vendors provide assistance with product presentation and rack design, brochures, point-of-purchase materials for customers’ education and product education for our employees. We also receive funding through contributions and incentives on purchases to promote new stores and earn rebates from vendors on product purchases based on volume.
Competition
We operate in a competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation and customer service. We compete with general merchandise retailers, home center retailers and other specialty and discount retailers, as well as independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of national or regional chains and may have substantially greater resources and financial capacities than we do. However, we believe we have successfully differentiated ourselves from these entities by focusing on our specialized market niche.
Management and Employees
As of December 27, 2008, we employed approximately 7,200 full-time and approximately 5,600 part-time employees. We also employ additional part-time employees during peak periods. We are not party to any collective bargaining agreements.
Our store operations are organized by location into eight regions. Each region is led by a regional manager and the region is further organized into districts, which are led by a district manager. Our regional and district managers, store managers and other distribution and support personnel have contributed significantly to our performance. We have an internal advisory board comprised of store managers. This group brings a grassroots perspective to operational initiatives and generates chain-wide endorsement of proposed “best-practice” solutions. Additionally, we are committed to a continuous improvement program called Tractor Value System (“TVS”). TVS is a commitment to provide, through team member engagement, a business management system that emphasizes continuous improvement by embracing change of current practices to reduce cost, shorten lead times, and drive innovation. We have implemented numerous TVS project teams (comprised of employees from all areas of our operations) to evaluate key operations and implement process changes that will both improve efficiency and strengthen controls. Our management encourages the participation of all employees in decision-making, regularly solicits input and suggestions from our employees and responds to the suggestions.

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
Management Information and Control Systems
We have invested considerable resources in our management information and control systems to ensure superior customer service, manage the purchase and distribution of our merchandise and improve our operating efficiencies. Our management information and control systems include a point-of-sale system, a supply chain management and replenishment system, a radio frequency and voice picking system in the distribution centers, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.
We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations and upgrades to support optimal software configurations and application performance. We plan to upgrade our information technology and implement other efficiency-driving system enhancements (including a new point-of-sale system) in 2009. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the systems to manage our operations while ensuring a secure and reliable environment.
Growth Strategy
Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday low prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complementary strategy to organic growth.
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 15.4%. We project an increase in our unit count of approximately 8 to 9% for 2009. We believe this unit count increase will contribute substantially to our future growth. The acquisition of Del’s enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington and develop a smaller market format.
We operated 855 retail farm and ranch stores in 44 states as of December 27, 2008 and have plans to open 70 to 80 stores in fiscal 2009. We have developed a proven method for selecting store sites and have identified over 575 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States. We have slowed the growth of Del’s as we refine the concept, and we do not plan to open any additional Del’s stores in fiscal 2009.

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
Purchase price volatility, including inflationary and deflationary pressures may adversely affect our financial performance.
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Moreover, in the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our business and utility costs for our stores. While the cost of certain store products and services have decreased during the latter half of 2008, if the cost of these products and services resume their increase, consumer demand may fall and/or we may not be able to pass all such increases on to our customers and, as a result, sales and/or gross margins could decline. Our strategy is to reduce or mitigate the effects of inflation and deflation principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, increasing retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.

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
Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect the ability of the banks to meet their commitments. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures, and reducing or eliminating future share repurchases or other discretionary uses of cash.
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
There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we continue to open new stores and the new stores become a larger percentage of our store base, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, as well as the impact of related pre-opening costs.
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
Historically, weather conditions have had a significant impact on our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices. In recent years, we have experienced unusually severe weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts in some states. Weather conditions also directly affect the demand for seasonal products, particularly during the winter heating season. Accordingly, the weather can have a material effect on our financial condition and results of operations.
There are certain risks associated with the seasonal nature of our business.
Our working capital needs and borrowings generally peak in our first and third fiscal quarters because lower sales are generated while expenses are incurred in preparation for the spring and winter selling seasons. If cash on hand and borrowings under existing credit facilities are ever insufficient to meet the seasonal needs or if cash flow generated during the spring and winter is insufficient to repay associated borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
There is no assurance that our merchandising initiatives and marketing emphasis will provide expected results.
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
The products we sell are sourced from a variety of domestic and international vendors. All of our vendors must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting required vendor standards of conduct. We rely on foreign manufacturers for various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We rely on long-term relationships with our suppliers but have no long-term contracts with such suppliers. Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones. This reliance increases the risk of inadequate and untimely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to serve the market’s needs and could have a material adverse affect on our business. As an importer, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.
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
Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain general liability insurance with a $250,000 deductible for each occurrence and a $29,500,000 aggregate retention applicable to all general liability and workers compensation claims. We also maintain umbrella limits above the primary general liability and product liability cover. In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance. Our ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim. No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.
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
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the measurement of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) and other state and local taxing authorities. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.
Failure to maintain an effective system of internal control over financial reporting could materially impact our business and results.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 27, 2008, we operated 855 stores in 44 states. We lease more than 93% of our stores, two of our six distribution centers and our management headquarters. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at our option. No single lease is material to our operations.

Following is a count of our store locations by state:

Number
State	of Stores
Texas	113
Ohio	68
Michigan	62
Tennessee	55
Pennsylvania	47
New York	45
Florida	36
Georgia	35
Indiana	35
North Carolina	35
Kentucky	31
Virginia	28
Washington	21
Oklahoma	20
Alabama	16
West Virginia	16
California	15
South Carolina	15
Wisconsin	14
Illinois	13
Nebraska	12
Arkansas	11
Kansas	11
Missouri	11
Iowa	10
Louisiana	9
Maryland	8
Minnesota	8
New Jersey	7
North Dakota	7
New Hampshire	6
Connecticut	5
South Dakota	5
Mississippi	4
Vermont	4
Hawaii	3
Massachusetts	3
Oregon	3
Delaware	2
Maine	2
Idaho	1
Montana	1
New Mexico	1
Rhode Island	1

855

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

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 27, 2008.
Executive Officers of the Registrant
Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2009.
The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
James F. Wright	Chairman of the Board and Chief Executive Officer	59
Anthony F. Crudele	Executive Vice President-Chief Financial Officer and Treasurer	52
Gregory A. Sandfort	President and Chief Merchandising Officer	53
Stanley L. Ruta	Executive Vice President and Chief Operating Officer	57
Kimberly D. Vella	Senior Vice President-Human Resources	42

James F. Wright has served as Chairman of the Board and Chief Executive Officer of the Company since February 2009, and prior to that time served as Chairman of the Board, President and Chief Executive Officer from November 2007 to February 2009, and as President and Chief Executive Officer of the Company from October 2004 to November 2007. Mr. Wright previously served as President and Chief Operating Officer of the Company from October 2000 to October 2004. Mr. Wright has served as a director of the Company since 2002.
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
Gregory A. Sandfort has served as President and Chief Merchandising Officer of the Company since February 2009, and prior to that time served as Executive Vice President-Chief Merchandising Officer of the Company since November 2007. Mr. Sandfort previously served as President and Chief Operating Officer at Michaels Stores, Inc. from March 2006 to August 2007 and as Vice President - General Merchandise Manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort served as Vice Chairman and Co-Chief Executive Officer of Kleinert’s Inc. (d/b/a Buster Brown) from 2002 to 2003 and as a Vice President, General Merchandise Manager for Sears, Roebuck and Co. from 1998 to 2002.
Stanley L. Ruta has served as Executive Vice President and Chief Operating Officer of the Company since February 2009, and prior to that time served as Executive Vice President-Store Operations since January 2007, after having served as Senior Vice President-Store Operations since June 2000 and as Vice President-Store Operations of the Company since 1994.
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
Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.
The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select market for each fiscal quarter of the periods indicated:

	Price Range
	2008		2007
	High	Low	High	Low
First Quarter	$43.25	$28.01	$54.16	$44.87
Second Quarter	$42.07	$28.38	$57.70	$49.91
Third Quarter	$47.50	$26.70	$53.55	$44.20
Fourth Quarter	$45.40	$31.69	$49.25	$35.29
As of January 31, 2009, the approximate number of record holders of our common stock was 140 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 30,000.
Issuer Purchases of Equity Securities
We have a share repurchase program which provides for the repurchase of up to $400 million of our outstanding common stock through December 2011. In August 2008, our Board of Directors authorized a $200 million increase to the existing $200 million share repurchase program and extended the program term from February 2010 to December 2011. Stock repurchase activity during fiscal 2008 is set forth in the table below:

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	That May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
First Quarter	77,025	$37.00	77,025	$47,199,295
Second Quarter	738,368	33.80	738,368	22,263,381
Third Quarter	464,812	31.61	464,812	207,586,268	(a)

Fourth Quarter:
9/28/08 – 10/25/08	121,131	36.12	121,131	203,214,611
10/26/08 – 11/22/08	136,378	35.35	136,378	198,397,871
11/23/08 – 12/27/08	60,400	35.93	60,400	196,229,233

	317,909	35.75	317,909	196,229,233

As of December 27, 2008	1,598,114	$33.71	1,598,114	$196,229,233

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC.
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

STOCK PERFORMANCE GRAPH
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Tractor Supply Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return on our Common Stock from December 27, 2003 to December 27, 2008 (the Company’s fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period. The comparison assumes that $100 was invested on December 27, 2003 in our Common Stock and in each of the foregoing indices. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/27/03	12/25/04	12/31/05	12/30/06	12/29/07	12/27/08
Tractor Supply Company	$100.00	$92.25	$135.92	$114.79	$90.78	$88.63
S&P 500	$100.00	$110.42	$113.91	$129.42	$134.91	$79.64
S&P Retail Index	$100.00	$121.77	$122.31	$133.76	$109.89	$72.71

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

	2008	2007	2006	2005	2004
Operating Results:
Net sales	$3,007,949	$2,703,212	$2,369,612	$2,067,979	$1,738,843
Gross margin	912,261	852,708	746,146	636,631	522,573
Selling, general and administrative expenses	715,961	641,603	555,834	466,167	393,841
Depreciation and amortization	60,731	51,064	42,292	34,020	27,186

Income from operations	135,569	160,041	148,020	136,444	101,546
Interest expense, net	2,133	5,037	2,688	1,632	1,440

Income before income taxes (a)	133,436	155,004	145,332	134,812	100,106
Income tax provision	51,506	58,763	54,324	49,143	36,037

Net income (a)	$81,930	$96,241	$91,008	$85,669	$64,069

Net income per share — basic (b)	$2.22	$2.45	$2.27	$2.19	$1.68

Net income per share — assuming dilution (b)	$2.19	$2.40	$2.22	$2.09	$1.57

Adjusted weighted average shares for dilutive earnings per share	37,464	40,100	41,060	40,980	40,689

Operating Data (percent of net sales):
Gross margin	30.3%	31.5%	31.5%	30.8%	30.1%
Selling, general and administrative expenses	23.8%	23.7%	23.5%	22.6%	22.7%

Income from operations	4.5%	5.9%	6.2%	6.6%	5.8%
Net income	2.7%	3.6%	3.8%	4.1%	3.7%

Number of Stores:
Beginning of year	764	676	595	515	463
New stores opened	91	89	82	65	53
New stores acquired	—	—	—	16	—
Closed/sold stores	—	(1)	(1)	(1)	(1)

End of year	855	764	676	595	515

Number of stores relocated during year	1	12	15	18	20
Number of stores remodeled (c)	3	1	3	—	5
Capital expenditures (d)	$91,759	$83,986	$90,565	$78,835	$92,989
Same-store sales increase (e)	1.4%	3.4%	1.6%	5.7%	9.9%
Average sales per store (000’s) (f)	$3,703	$3,762	$3,699	$3,772	$3,568
Average transaction value	$44.55	$43.60	$43.12	$42.03	$39.83
Average number of daily transactions per store	230	239	238	245	248
Total employees	12,800	11,600	9,800	8,700	7,200

Balance Sheet Data (at end of period):
Working capital	$283,460	$312,068	$316,104	$240,732	$219,326
Total assets	1,075,997	1,057,971	998,258	803,176	661,575
Long-term debt, less current portion (g)	1,797	57,351	2,808	10,739	34,744
Stockholders’ equity	610,130	565,337	598,904	477,698	370,584

(a)
In fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) which lowered income before income taxes by $12.3 million, $10.6 million and $9.7 million for 2008, 2007 and 2006, respectively. Net income was lowered by $7.5 million, $6.6 million and $6.1 million for 2008, 2007 and 2006, respectively.

(b)
Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants. All share and per share data have been adjusted for stock splits.

(c)	Reflects remodelings costing more than $150,000.

(d)	Includes assets acquired through capital leases.

(e)	Same-store sales increases are calculated on an annual basis, excluding relocations, using all stores open at least one year.

(f)	Average sales per store calculated based on the weighted average number of days open in the applicable period.

(g)	Long-term debt includes borrowings under the Company’s revolving credit agreement and amounts outstanding under its capital lease obligations, excluding the current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Our stores are located in towns outlying major metropolitan markets and in rural communities and offer the following comprehensive selection of merchandise:
•	Equine, pet and animal products, including items necessary for their health, care, growth and containment;

•	Maintenance products for agricultural and rural use;

•	Hardware and tool products;

•	Seasonal products, including lawn and garden power equipment;

•	Truck and towing products; and

•	Work/recreational clothing and footwear for the entire family.
Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We are developing stores using several standard prototypes as well as existing building structures.
Our wholly-owned subsidiary, Del’s, which operated 28 stores as of December 27, 2008 primarily in the Pacific Northwest, offers a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
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
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 15.4%. We project an increase in our unit count of approximately 8 to 9% for 2009. We believe this unit count increase will contribute substantially to our future growth. The acquisition of Del’s enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, with three additional stores in Hawaii.
We operated 855 retail farm and ranch stores in 44 states as of December 27, 2008 and have plans to open 70 to 80 stores in fiscal 2009. We have developed a proven method for selecting store sites and have identified over 575 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States. We have slowed the growth of Del’s as we refine the concept, and we do not plan to open any additional Del’s stores in fiscal 2009.
The net cash investment required to open a new leased retrofit store in fiscal 2008 was between $0.9 to $2.0 million and $0.9 to $1.3 million to open a new leased prototype store. The average net cash investment for new stores opened in 2008 was $1.2 million for retrofit stores and $1.0 million for prototype stores. A majority of the cash outlay was for initial acquisition of inventory and capital expenditures (principally leasehold improvements, fixtures and equipment), and approximately $107,000 for pre-opening costs.
We have placed significant emphasis on our merchandising programs, evaluating the sales and profitability of our products through detailed line reviews, review of vendor performance measures and modification of the overall product offerings. We believe these efforts, coupled with a strong marketing program and in-depth product knowledge training of our store employees, have enhanced our sales and financial performance.

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

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Revenue Recognition and Sales Returns:
We recognize revenue at the time the customer takes possession of merchandise or receives services. If we receive payment before the customer has taken possession of the merchandise (as per our special order and layaway programs), the revenue is deferred until the sale is complete. Revenues from the sale of gift cards are deferred and recognized upon redemption.

We estimate a liability for sales returns based on a one-year rolling average of historical return trends and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation methodologies have been consistently applied from year to year, however, as with any estimates, refunds activity may vary from estimated amounts.

We recognize a benefit for gift cards when: (i) the gift card or merchandise return card is redeemed by the customer; (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”); or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns.

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

A 10% change in our sales return reserve at December 27, 2008, would have affected net earnings by approximately $195,000 in fiscal 2008.

A 10% change in our assumptions regarding gift card breakage would have affected net earnings by approximately $315,000 in fiscal 2008.

Inventory Valuation:
Impairment Risk
We identify potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks. The estimated inventory valuation reserve to recognize any impairment in value (i.e., an inability to realize the full carrying value) is based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies.

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

A 10% change in our impairment reserve at December 27, 2008, would have affected net earnings by approximately $465,000 in fiscal 2008.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

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

A 10% change in our shrinkage reserve at December 27, 2008, would have affected net earnings by approximately $878,000 in fiscal 2008.

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

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2008.

Although it is unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience a higher inventory balance and higher cost of sales.

If a 10% reserve had been applied against our outstanding vendor support due as of December 27, 2008, net earnings would have been affected by approximately $1.2 million.

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
If a 10% increase or decrease had been applied against our current inventory capitalized freight balance, net earnings would have been affected by approximately $3.1 million.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Share-Based Payments:
We have a stock-based compensation plan, which includes incentive and non-qualified stock options, nonvested share awards, and an employee stock purchase plan. See Note 1, Significant Accounting Policies, and Note 2, Share-Based Compensation, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense for the year ended December 27, 2008, would have affected net earnings by approximately $753,000.

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

A 10% change in our self-insurance reserves at December 27, 2008, would have affected net earnings by approximately $1.4 million in fiscal 2008.

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

We have not made any material changes in the methodology used to establish the sales tax audit reserve in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the sales tax liability reserve for current audits. However, if our estimates regarding the ultimate sales tax liability are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our sales tax liability reserve at December 27, 2008, would have affected net earnings by approximately $144,000 in fiscal 2008.

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

Effective December 31, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Accordingly, we recognize a liability for certain tax benefits that do not meet the minimum requirements for recognition in the financial statements. See Note 9, Income Taxes, to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion on our unrecognized tax benefit reserve.

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

A 10% change in our unrecognized tax benefit reserve at December 27, 2008 would have affected net earnings by approximately $187,000 in fiscal 2008.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Goodwill:
Goodwill and intangible assets with indefinite lives are not amortized. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate. All goodwill at December 27, 2008 and December 29, 2007 is associated with the Del’s business and for purposes of impairment testing, Del’s is considered the reporting unit.

The test for goodwill impairment is a two step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

In the fourth quarter of fiscal 2008, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. We performed the first step of the goodwill impairment analysis with the assistance of a third party valuation specialist and determined that the fair value of the Del’s reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary. In reaching this conclusion, the fair value of the Del’s reporting unit was determined based on a weighting of income and market approaches. Under the income approach, the fair value of the Del’s reporting unit is calculated as the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions.

We determine fair value using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. Estimates include revenues, gross margins, operating costs and cash flows. We considered historical and estimated future results, economic and market conditions and the impact of planned business and operational strategies in deriving these estimates.

We have not made any material changes in our impairment loss assessment methodology in the financial periods presented.

In developing the key judgments and assumptions used to assess impairment, we consider economic, operational and market conditions that could impact the fair value of the Del’s reporting unit. These estimates and the judgments and assumptions upon which the estimates are based may differ in some respects from actual results. Should a significant or prolonged deterioration in economic conditions persist, then key judgments and assumptions may be impacted. Thus, if actual results are not consistent with our current estimates or assumptions, we may be exposed to an impairment charge that could be material.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Long-Lived Assets:
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on an estimated future cash flow model. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.

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

Quarterly Financial Data
Our unaudited quarterly operating results for each fiscal quarter of 2008 and 2007 are shown below (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2008
Net sales	$576,208	$898,327	$733,918	$799,496	$3,007,949
Gross margin	175,516	273,509	218,196	245,040	912,261
Income (loss) from operations	(2,041)	71,158	26,077	40,375	135,569
Net income (loss)	(2,004)	43,352	15,870	24,712	81,930

Net income (loss) per share: (1)
Basic	$(0.05)	$1.17	$0.44	$0.68	$2.22
Diluted	$(0.05)	$1.15	$0.43	$0.67	$2.19

Same-store sales increase (decrease)	(6.5)%	3.4%	6.2%	1.3%	1.4%

2007
Net sales	$559,832	$790,929	$629,199	$723,252	$2,703,212
Gross margin	168,180	250,424	198,647	235,457	852,708
Income from operations	8,980	71,108	29,669	50,284	160,041
Net income	4,999	43,757	17,468	30,017	96,241

Net income per share:(1)
Basic	$0.12	$1.10	$0.45	$0.79	$2.45
Diluted	$0.12	$1.08	$0.44	$0.77	$2.40

Same-store sales increase	8.5%	1.0%	1.9%	3.8%	3.4%

(1)	Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.

Results of Operations
Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 contain 52 weeks.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	69.7	68.5	68.5

Gross margin	30.3	31.5	31.5
Selling, general and administrative expenses	23.8	23.7	23.5
Depreciation and amortization	2.0	1.9	1.8

Income from operations	4.5	5.9	6.2
Interest expense, net	0.1	0.2	0.1

Income before income taxes	4.4	5.7	6.1
Income tax provision	1.7	2.1	2.3

Net income	2.7%	3.6%	3.8%

Fiscal 2008 Compared to Fiscal 2007
Net sales increased 11.3% to $3,007.9 million in fiscal 2008 from $2,703.2 million in fiscal 2007. This increase resulted from the opening of new stores as well as a same-store sales improvement of 1.4%. Our average transaction value increased 2.2% to $44.55 and same-store transaction value increased 1.3% for fiscal 2008. The same-store average daily transaction count increased 0.1%. The average daily transaction count for the Company decreased 3.8% to 230. The decrease is a result of the new stores opened during the year which have lower transaction volumes until their sales ramp to chain average.
Same-store sales improvements of 1.4% compared to 3.4% in the prior year were strongest in core consumable categories including animal and pet-related products, clothing and footwear.
In fiscal 2008, we opened 91 new stores (compared to 89 new stores in fiscal 2007), relocated one store (compared to 12 in fiscal 2007) and closed no stores (compared to selling our only Del’s store located in Canada in fiscal 2007).
Gross margin increased 7.0% to $912.3 million compared to $852.7 million in 2007. As a percent of sales, gross margin decreased to 30.3% for fiscal 2008 compared to 31.5% for fiscal 2007. The decrease in gross margin resulted primarily from a substantial increase in the LIFO provision. The LIFO provision increased 123 basis points from the prior year due to significant inflation (increases in costs for certain commodities, petroleum-based products and steel), a shift in the product mix towards higher turning, higher inflationary items and clearance activity.
As a percent of sales, selling, general and administrative (“SG&A”) expenses increased 10 basis points to 23.8% in fiscal 2008 from 23.7% in fiscal 2007. This increase was due largely to occupancy and payroll expenses relating to new stores, which generally have higher costs in relation to sales volume than the chain average, offset by an aggressive expense management program. Depreciation and amortization expense increased 18.9% in fiscal 2008 over fiscal 2007 due mainly to costs associated with new stores.
Net interest expense decreased 10 basis points as a percent of sales to $2.1 million in fiscal 2008 from $5.0 million in fiscal 2007. This decrease is directly related to a lower average debt balance primarily due to a reduction in stock repurchase activity in 2008, as compared to 2007.
Our effective tax rate increased to 38.6% for fiscal 2008 compared to 37.9% in fiscal 2007, resulting primarily from increases in state tax rates.
As a result of the foregoing factors, net income for fiscal 2008 decreased 14.9% to $81.9 million, or $2.19 per diluted share, as compared to net income of $96.2 million, or $2.40 per diluted share, in fiscal 2007. During 2008, we repurchased approximately 1.6 million shares of stock for $53.9 million as part of our previously announced $400 million share repurchase program. In 2007, we repurchased approximately 3.2 million shares at a total cost of $150.0 million.

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
As a percent of sales, SG&A expenses increased 20 basis points to 23.7% in fiscal 2007 from 23.5% in fiscal 2006. The increase is primarily attributable to increased occupancy and payroll costs from new stores, which generally have higher costs in relation to sales volume than the chain average. Depreciation and amortization expense increased 20.7% in fiscal 2007 over fiscal 2006 due mainly to costs associated with new stores.
Net interest expense increased 10 basis points as a percent of sales to $5.0 million in fiscal 2007 from $2.7 million in fiscal 2006. This increase is due largely to borrowings related to the stock repurchase program.
Our effective tax rate increased to 37.9% for fiscal 2007 compared to 37.4% in fiscal 2006, resulting primarily from state taxes relating to the composition of income among the states and the adoption of FIN 48 relating to uncertainties in income tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2005, and state and local income tax examinations for years before 2002.
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
As a result of the foregoing factors, net income for fiscal 2007 increased 5.8% to $96.2 million, or $2.40 per diluted share, compared to net income of $91.0 million, or $2.22 per diluted share, in fiscal 2006. During 2007, the Company repurchased 3.2 million shares of its stock for $150.0 million as part of our previously announced $400 million (as amended in August 2008) share repurchase program.
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

Working Capital
At December 27, 2008, we had working capital of $283.5 million, a $28.6 million decrease from December 29, 2007. This decrease was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	2008	2007	Variance
Current assets:
Cash and cash equivalents	$37.2	$13.7	$23.5
Inventories	603.4	636.0	(32.6)
Prepaid expenses and other current assets	42.0	41.9	0.1
Deferred income taxes	1.7	0.3	1.4

	684.3	691.9	(7.6)

Current liabilities:
Accounts payable	$286.8	$258.3	$28.5
Accrued expenses	113.5	115.6	(2.1)
Income taxes payable	—	5.1	(5.1)
Current portion of capital lease obligation	0.5	0.8	(0.3)

	400.8	379.8	21.0

Working capital	$283.5	$312.1	$(28.6)

The decrease in inventories resulted primarily from a decrease in average inventory per store due to planned inventory management initiatives to reduce inventory levels coupled with more aggressive clearance efforts. The accounts payable increase is due to improved vendor financing. Trade credit arises from our vendors granting extended payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. We experienced an increase in our financed inventory from approximately 38.3% in 2007 to 43.0% in 2008. (The calculated financed inventory assumes average inventory, excludes in-transit inventories and includes only unopened stores with significant inventory).
Borrowings and Credit Facilities
On February 22, 2007 we entered into a new Senior Credit Facility with Bank of America, N.A, as agent for a lender group (the “Credit Agreement”), allowing us to borrow up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). The Credit Agreement is unsecured and has a five year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases.
In February 2008, we exercised the increase option on our Credit Agreement increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our Credit Agreement bank group participated in the increase. Simultaneously, definitions within the Credit Agreement were modified as follows: (1) added an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the facility remained the same.
At December 27, 2008, there were no outstanding borrowings under the Credit Agreement and there were $55.0 million in borrowings outstanding at December 29, 2007. There were an additional $25.1 million and $25.0 million outstanding letters of credit as of December 27, 2008 and December 29, 2007, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at December 27, 2008) or the London Inter-Bank Offer Rate (“LIBOR”) (0.46% at December 27, 2008) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 27, 2008). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 27, 2008). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. The Credit Agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at December 27, 2008.

Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations. Principal uses of cash for investing activities are capital expenditures and financing activities are payments on debt and repurchase of the Company’s common stock. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

	2008	2007	2006
Net cash provided by operating activities	$217.4	$155.0	$87.5
Net cash used in investing activities	(88.4)	(82.6)	(80.8)
Net cash provided by (used in) financing activities	(105.5)	(85.1)	10.1

Net increase (decrease) in cash and cash equivalents	$23.5	$(12.7)	$16.8

Operating Activities
The $62.4 million increase in net cash provided by operations in fiscal 2008 over fiscal 2007 is primarily due to changes in the following operating activities (in millions):

	2008	2007	Variance
Net income	$81.9	$96.2	$(14.3)
Depreciation and amortization	60.7	51.1	9.6
Stock compensation expense	12.3	10.6	1.7
Deferred income taxes	1.6	7.0	(5.4)
Inventories and accounts payable	61.0	(11.9)	72.9
Accrued expenses	(2.1)	4.3	(6.4)
Income taxes currently payable	(5.9)	(6.5)	0.6
Other, net	7.9	4.2	3.7

Net cash provided by operations	$217.4	$155.0	$62.4

The improvement in net cash provided by operations in fiscal 2008 compared with fiscal 2007 was primarily due to changes in inventory levels and the timing of payments. Inventory levels decreased in 2008 compared to 2007, due to an increased focus on inventory management in 2008. Additionally, we achieved an increase in financed inventory to 43.0% in 2008 from 38.3% in 2007, resulting in an increase in accounts payable while decreasing inventory.
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

Investing Activities
Investing activities used $88.4 million, $82.6 million and $80.8 million in fiscal 2008, 2007 and 2006, respectively. The majority of this cash requirement relates to our capital expenditures.
Our significant store expansion, coupled with required investment in infrastructure, resulted in the following capital expenditures, including capital leases (in millions):

	2008	2007	2006
New and relocated stores and stores not yet opened	$39.8	$38.1	$54.1
Existing store properties acquired from lessor	8.5	6.8	—
Existing stores	10.0	18.3	20.2
Distribution center capacity and improvements	16.2	3.3	2.3
Information technology	17.2	17.4	13.4
Corporate and other	0.1	0.1	0.6

	$91.8	$84.0	$90.6

Our long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. This growth will also require continuing investment in information technology and people. The costs reflected above are typically building improvements, as we lease the majority of our facilities. We currently estimate that capital expenditures will range between $95 million and $100 million in fiscal 2009. While we plan to open fewer stores in 2009, we expect to replace those investments with store refurbishment, an upgrade in IT hardware, and other efficiency-driving system enhancements in 2009.
Financing Activities
Financing activities used $105.5 million, used $85.1 million, and provided $10.1 million in fiscal 2008, 2007 and 2006, respectively. The cash used by financing activities in fiscal 2008 is mainly the result of share repurchase activity and net repayments under the Senior Credit Facility.
We have a Board-approved share repurchase program which provides for repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011. In August 2008, the board of directors authorized a $200 million increase to the existing $200 million share repurchase program and extended the program term from February 2010 to December 2011. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice. As of December 27, 2008, we had remaining authorization under the share repurchase program of $196.2 million exclusive of any fees, commissions, or other expenses.
We repurchased approximately 1.6 million and 3.2 million shares at a total cost of $53.9 million and $150.0 million in fiscal 2008 and 2007, respectively. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.
We believe that our cash flow from operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including store openings, relocations and renovations, over the next several years.
Significant Contractual Obligations and Commercial Commitments
The following table reflects our future obligations and commitments as of December 27, 2008 (in thousands):

	Payment Due by Period
	Total
	Contractual	Less than			More than
	Obligations	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,359,527	$145,109	$276,147	$250,833	$687,438
Capital leases (1)	3,956	720	726	292	2,218
Purchase obligations (2)	2,552	2,552	—	—	—

	$1,366,035	$148,381	$276,873	$251,125	$689,656

(1)	Capital lease obligations include related interest.

(2)	The amounts for purchase obligations include commitments for construction of stores expected to be opened in fiscal 2009.
The Company had outstanding standby letters of credit of $25.1 million as of December 27, 2008.

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
Recent Accounting Pronouncements
Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The adoption of SFAS 157 and FSP 157-2 did not impact our financial condition, results of operations, or cash flow.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of Statement No. 157 in an inactive market. The FASB also issued a joint press release with the Office of the Chief Accountant of the SEC on September 30, 2008 that addresses similar guidance to what is contained in FSP FAS 157-3. The guidance in these two releases clarifies that observable transactions in inactive markets may not be indicative of fair value, and in such instances, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates may provide a better estimate of an asset’s fair value. The application of this guidance did not have an impact on our financial condition, results of operations or cash flows.
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
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus we will be required to apply the provisions of SFAS 141R to any business acquisition which occurs on or after December 28, 2008, but this standard will have no effect on prior acquisitions.

Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flow.
The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. SFAS 162 was effective November 15, 2008 and did not have any impact on our financial condition, results of operations or cash flow.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% and 7.25% at December 27, 2008 and December 29, 2007, respectively) or LIBOR (0.46% and 4.86% at December 27, 2008 and December 29, 2007, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at both December 27, 2008 and December 29, 2007). We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the credit line (0.10% at both December 27, 2008 and December 29, 2007). A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $535,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

Item 8. Financial Statements and Supplementary Data
INDEX
TRACTOR SUPPLY COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tractor Supply Company
We have audited Tractor Supply Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 27, 2008 and December 29, 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.
Nashville, Tennessee
February 24, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tractor Supply Company
We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 9 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.
Nashville, Tennessee
February 24, 2009

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006

Net sales	$3,007,949	$2,703,212	$2,369,612

Cost of merchandise sold	2,095,688	1,850,504	1,623,466

Gross margin	912,261	852,708	746,146

Selling, general and administrative expenses	715,961	641,603	555,834
Depreciation and amortization	60,731	51,064	42,292

Operating income	135,569	160,041	148,020

Interest expense, net	2,133	5,037	2,688

Income before income taxes	133,436	155,004	145,332

Income tax expense	51,506	58,763	54,324

Net income	$81,930	$96,241	$91,008

Net income per share — basic	$2.22	$2.45	$2.27

Net income per share — assuming dilution	$2.19	$2.40	$2.22

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Dec. 27,	Dec. 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,232	$13,700
Inventories	603,435	635,988
Prepaid expenses and other current assets	41,960	41,959
Deferred income taxes	1,676	277

Total current assets	684,303	691,924

Property and Equipment:
Land	25,410	23,151
Buildings and improvements	325,081	279,313
Furniture, fixtures and equipment	198,881	175,941
Computer software and hardware	74,589	61,732
Construction in progress	12,615	10,006

	636,576	550,143
Accumulated depreciation and amortization	(274,543)	(217,215)

Property and equipment, net	362,033	332,928

Goodwill	10,258	10,258
Deferred income taxes	13,727	16,692
Other assets	5,676	6,169

Total assets	$1,075,997	$1,057,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286,828	$258,346
Other accrued expenses	113,465	115,601
Current portion of capital lease obligations	550	847
Income taxes currently payable	—	5,062

Total current liabilities	400,843	379,856

Revolving credit loan	—	55,000
Capital lease obligations, less current maturities	1,797	2,351
Straight line rent liability	38,016	30,886
Other long-term liabilities	25,211	24,541

Total liabilities	465,867	492,634

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common Stock, 100,000,000 shares authorized, $.008 par value; 40,875,886 shares issued and 36,061,585 shares outstanding at December 27, 2008 and 40,700,209 shares issued and 37,484,022 shares outstanding at December 29, 2007	327	326
Additional paid-in capital	168,045	151,317
Treasury stock, at cost, 4,814,301 shares at December 27, 2008 and 3,216,187 shares at December 29, 2007	(203,915)	(150,049)
Retained earnings	645,673	563,743

Total stockholders’ equity	610,130	565,337

Total liabilities and stockholders’ equity	$1,075,997	$1,057,971

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

Stockholders’ equity at December 31, 2005	$315	$99,047	$—	$378,347	$(11)	$477,698

Issuance of common stock under employee stock purchase plan (38,354 shares)	1	1,930				1,931
Exercise of stock options (809,929 shares)	6	8,136				8,142
Stock compensation		9,664				9,664
Tax benefit on disqualifying disposition of stock options		10,472				10,472
Foreign currency translation adjustment					(11)	(11)
Net income				91,008		91,008

Stockholders’ equity at December 30, 2006	322	129,249	—	469,355	(22)	598,904

Cumulative effect of change in accounting principle (Note 9)				(1,853)		(1,853)
Issuance of common stock under employee stock purchase plan (46,654 shares)	1	1,844				1,845
Exercise of stock options (371,823 shares)	3	5,586				5,589
Stock compensation		10,620				10,620
Tax benefit on disqualifying disposition of stock options		4,018				4,018
Repurchase of common stock (3,216,187 shares)			(150,049)			(150,049)
Foreign currency translation adjustment					22	22
Net income				96,241		96,241

Stockholders’ equity at December 29, 2007	326	151,317	(150,049)	563,743	—	565,337

Issuance of common stock under employee stock purchase plan (61,348 shares)		1,680				1,680
Exercise of stock options (114,329 shares)	1	1,469				1,470
Stock compensation		12,257				12,257
Tax benefit on disqualifying disposition of stock options		1,322				1,322
Repurchase of common stock (1,598,114 shares)			(53,866)			(53,866)
Net income				81,930		81,930

Stockholders’ equity at December 27, 2008	$327	$168,045	$(203,915)	$645,673	$—	$610,130

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net income	$81,930	$96,241	$91,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,731	51,064	42,292
(Gain) loss on disposition of property and equipment	(425)	30	(1,606)
Stock compensation expense	12,257	10,620	9,664
Deferred income taxes	1,566	7,047	(3,530)
Change in assets and liabilities:
Inventories	32,553	(41,137)	(134,100)
Prepaid expenses and other current assets	429	(4,557)	57
Accounts payable	28,482	29,175	55,393
Accrued expenses	(2,136)	4,339	8,757
Income taxes currently payable	(5,928)	(6,488)	10,129
Other	7,990	8,687	9,486

Net cash provided by operating activities	217,449	155,021	87,550

Cash flows from investing activities:
Capital expenditures	(91,759)	(83,547)	(88,894)
Proceeds from sale of property and equipment	3,324	974	8,810
Other	—	—	(746)

Net cash used in investing activities	(88,435)	(82,573)	(80,830)

Cash flows from financing activities:
Borrowings under revolving credit agreement	853,903	1,050,931	394,404
Repayments under revolving credit agreement	(908,903)	(995,931)	(402,616)
Tax benefit of stock options exercised	1,085	3,149	9,456
Principal payments under capital lease obligations	(851)	(675)	(1,228)
Repurchase of common stock	(53,866)	(150,049)	—
Net proceeds from issuance of common stock	3,150	7,434	10,073

Net cash provided by (used in) financing activities	(105,482)	(85,141)	10,089

Net increase (decrease) in cash	23,532	(12,693)	16,809

Cash and cash equivalents at beginning of year	13,700	26,393	9,584

Cash and cash equivalents at end of year	$37,232	$13,700	$26,393

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,890	$3,953	$2,822
Income taxes	55,476	54,939	36,898

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$—	$439	$1,671
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Significant Accounting Policies:
Nature of Business
Tractor Supply Company (the “Company”, “we”, “us” and/or “our”) is the largest operator of retail farm and ranch stores in the United States. We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At December 27, 2008, we operated 855 retail farm and ranch stores in 44 states and also offered a number of products online at TractorSupply.com.
Fiscal Year
Our fiscal year ends on the last Saturday of the calendar year and includes 52 or 53 weeks. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 consist of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
Segment Information
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” Tractor Supply Company has one reportable industry segment — the operation of farm and ranch retail stores and also offers a number of products online at TractorSupply.com.
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
We estimate a liability for sales returns based on a one-year rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation methodologies have been consistently applied from year to year; however, as with any estimate, refund activity may vary from estimated amounts. At December 27, 2008 we had a liability of $3.2 million reserved for sales returns, compared to $3.0 million at December 29, 2007.
We recognize a benefit for gift cards when: (i) the gift card or merchandise return card is redeemed by the customer; (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”); or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. We recognized a benefit of $1.4 million, $1.2 million and $2.4 million in fiscal 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory Valuation
Impairment Risk
We identify potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks. The estimated inventory valuation reserve to recognize any impairment in value (i.e. an inability to realize the full carrying value) is based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near term. However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.
Shrinkage
We perform physical inventories at each store at least once a year and we have established reserves for estimating inventory shrinkage between physical inventory counts. The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences. The estimated shrink rate is based on historical experience. We believe historical rates are an accurate reflection of future trends.
Vendor Support
We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs. The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to several years. Many agreements are negotiated annually and are based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold, which is in compliance with
EITF 02-16.
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
We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of subjective assumptions including expected stock price volatility, risk- free interest rate and expected life. We rely on historical volatility trends to estimate future volatility assumptions. The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We believe our estimates are reasonable in the context of historical experience. The impact of adopting SFAS No. 123(R) on future results will depend on, among other matters, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
Sales Tax Audit Reserve
A portion of our sales are to tax-exempt customers. We obtain exemption information as a necessary part of each tax-exempt transaction. Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment. These circumstances also create some risk that we could be challenged as to the propriety of our sales tax compliance. While we believe we reasonably enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, would not have a significant liability for disallowed exemptions.
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
Self-Insurance Reserves
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values ($200,000 for employee health insurance claims, $350,000 for workers’ compensation and $250,000 for general liability). The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon use of outside actuarial consultants, historical data, and experience. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results. At December 27, 2008, we had recorded net insurance reserves of $22.6 million, compared to $21.7 million at December 29, 2007.
Tax Contingencies
Our income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.
In accordance with FIN 48, we recognize a liability for certain tax benefits that do not meet the minimum requirements for recognition in the financial statements
Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.
Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit Cards/Accounts Receivable
Sales generated through our private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Commerce Solutions, a division of Citigroup (“Citigroup”), consumer and business credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.
Pre-opening Costs
Non-capital expenditures incurred in connection with opening new store and distribution centers, primarily payroll and rent, are expensed as incurred. Preopening costs were approximately $8.7 million, $9.4 million and $9.4 million in 2008, 2007 and 2006, respectively.
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
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. The terms of our Credit Agreement include variable interest rates, which approximate current market rates.
Inventories
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $68.3 million and $25.5 million higher than reported at December 27, 2008 and December 29, 2007, respectively.
Vendor Concentration
Approximately 250 vendors accounted for 90% of our purchases for fiscal 2008, with no one vendor representing more than 10% of purchases during the year.
Warehousing and Distribution Costs
Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment
Property and equipment are carried at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Improvements to leased premises are amortized using the straight-line method over the initial term of the lease or the useful life of the improvement, whichever is less. Leasehold improvements added late in the lease term are amortized over the term of the lease (including the first renewal option, if the renewal is reasonably assured) or the useful life of the improvement, whichever is less. The following estimated useful lives are generally applied:

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
Leases
Assets under capital leases are amortized in accordance with our normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.
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
Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on an estimated future cash flow model. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
No significant impairment charges were recognized in fiscal years 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Goodwill and intangible assets with indefinite lives are not amortized. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate. All goodwill at December 27, 2008 and December 29, 2007 is associated with the Del’s business and, for purposes of impairment testing, Del’s is considered the reporting unit.
The test for goodwill impairment is a two step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill. If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.
In the fourth quarter of fiscal 2008, we performed the first step of the goodwill impairment analysis with the assistance of a third party valuation specialist and determined that the fair value of the Del’s reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary. In reaching this conclusion, the fair value of the Del’s reporting unit was determined based on a weighting of income and market approaches. Under the income approach, the fair value of the Del’s reporting unit is calculated as the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. Both of these approaches involve the use of significant estimates as to revenues, gross margin, operating costs and cash flows. We considered historical and estimated future results, economic and market conditions and the impact of planned business and operational strategies in deriving these estimates.
Advertising Costs
Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses for fiscal 2008, 2007 and 2006 were approximately $58.0 million, $58.6 million and $53.2 million, respectively. Prepaid advertising costs were approximately $0.4 million and $1.3 million at December 27, 2008 and December 29, 2007, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Share-Based Compensation:
Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective method and began recognizing compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option grants and certain transactions under our other stock plans. SFAS 123(R) requires share-based compensation expense to be recognized based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date; and c) the discount on shares sold to employees subsequent to the adoption date, which represents the difference between the grant date fair value and the employee purchase price.
Share-based compensation expense lowered pre-tax income by $12.3 million, $10.6 million (including a reduction in expense of approximately $0.5 million related to the modification of certain board members and officers upon resignation) and $9.7 million for fiscal 2008, 2007 and 2006, respectively.
Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123, we elected to account for forfeitures at the time of valuation and reduce the pro-forma expense ratably over the period.
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
Under the terms of the 2006 Stock Incentive Plan, a maximum of 2,750,000 shares are available for grant as stock options or other awards. At December 27, 2008, we had 1,436,023 shares available for future equity awards under the Company’s 2006 Stock Incentive Plan.
The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted during fiscal 2008, 2007 and 2006, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2008	2007	2006
Expected price volatility (a)	37.6 – 39.7%	38.1 – 41.7%	48.4%
Risk-free interest rate (a)	1.6 – 3.5%	4.1 – 5.0%	4.6%
Weighted average expected lives (in years) (a)	4.4 – 5.5	4.1 – 5.4	7.3
Forfeiture rate (a)	1.4 – 7.1%	1.4 – 8.0%	8.1%
Dividend yield	0.0%	0.0%	0.0%

(a)	Beginning in 2007, a range is provided instead of a weighted average.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Options
We issue new shares for options when exercised. A summary of stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Term	(in thousands)
Outstanding December 31, 2005	2,773,278	$18.24
Granted	498,150	61.51
Exercised	(809,929)	10.05
Canceled	(70,138)	42.52

Outstanding December 30, 2006	2,391,361	$29.32	6.5	$45,301
Granted	579,666	46.78
Exercised	(371,823)	15.03
Canceled	(310,878)	49.62

Outstanding December 29, 2007	2,288,326	$33.31	6.4	$22,485
Granted	653,350	38.34
Exercised	(113,319)	12.98
Canceled	(274,350)	45.99

Outstanding December 27, 2008	2,554,007	$34.14	6.2	$19,296

Exercisable at December 27, 2008	1,479,660	$28.23	4.7	$19,296

The aggregate intrinsic values in the table above represents the total difference between our closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 27, 2008, total unrecognized compensation expense related to non-vested stock options is $13,428,000 with a weighted average expense recognition period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes information concerning stock option grants during fiscal 2008, 2007 and 2006:

	2008	2007	2006
Options granted with exercise price equal to market value:
Weighted average exercise price	$38.34	$46.15	$61.07
Weighted average fair value	$14.54	$19.39	$35.59
Stock options granted	653,350	473,748	463,150

Options granted with exercise price greater than market value: (a)
Weighted average exercise price	$—	$—	$67.40
Weighted average fair value	$—	$—	$21.81
Stock options granted	—	—	35,000

(a)
According to the terms of the 2006 Stock Incentive Plan, in the case of a stockholder owning more than 10% of the outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.

During 2007, certain options were modified to immediately vest and extend the related exercise period, effectively resulting in a cancellation of existing options and grant of new options (there were no modifications in 2008). The options retained the original exercise price and, as a result, the modified options had exercise prices both above and below the modification date fair market value. The following summarizes the activity related to these modifications:

2007
Options granted with exercise price greater than market value:
Weighted average exercise price	$58.87
Weighted average fair value	$0.93
Stock options granted	55,668

Options granted with exercise price less than market value:
Weighted average exercise price	$39.11
Weighted average fair value	$2.16
Stock options granted	50,250
Other information relative to option activity during fiscal 2008, 2007 and 2006 is as follows (in thousands, except per share amounts):

	2008	2007	2006
Weighted average grant date fair value of stock options granted	$14.54	$16.15	$34.61
Total fair value of stock options vested	$9,192	$10,748	$5,578
Total intrinsic value of stock options exercised	$2,561	$12,075	$37,241
Restricted Stock
We issue shares for restricted stock awards once vesting occurs and related restrictions lapse. The shares vest over a one to three-year term. The status of restricted shares is presented below:

		Grant Date
Restricted Shares	Shares	Fair Value
Restricted at December 31, 2005	—	$—
Granted	2,480	64.45
Exercised	—	—
Forfeited	—	—

Restricted at December 30, 2006	2,480	$64.45
Granted	68,889	46.01
Exercised	—	—
Forfeited	(7,500)	46.17

Restricted at December 29, 2007	63,869	46.71
Granted	89,958	38.33
Exercised	(1,010)	59.37
Forfeited	(14,114)	42.00

Restricted at December 27, 2008	138,703	$41.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the “ESPP”) whereby all our employees have the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 61,348, 46,654 and 38,354 shares of common stock during fiscal 2008, 2007 and 2006, respectively. The total cost related to the ESPP, including the compensation expense calculation under SFAS 123(R), was approximately $485,000, $556,000 and $430,000 in fiscal 2008, 2007 and 2006, respectively. At December 27, 2008, there were 3,238,055 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to the Company’s share-based compensation plans during fiscal 2008.
Note 3 — Credit Agreement:
On February 22, 2007 we entered into a new Senior Credit Facility with Bank of America, N.A, as agent for a lender group (the “Credit Agreement”), allowing us to borrow up to $250 million (with sublimits of $75 million and $10 million for letters of credit and swingline loans, respectively). The Credit Agreement is unsecured and has a five year term, with proceeds expected to be used for working capital, capital expenditures and share repurchases.
In February 2008, we exercised the Increase Option on our Credit Agreement increasing the overall capacity from $250 million to $350 million. Each of the nine lenders within our bank group participated in the increase. Simultaneously, definitions within the Credit Agreement were modified as follows: (1) added an additional Increase Option for $150 million (subject to additional lender group commitments); (2) modified the definition of swingline committed amount from $10 million to $20 million; and (3) revised the definition of the fixed charge coverage ratio covenant to remove certain defined fixed charges. All pricing terms and the term of the Credit Agreement remained the same.
At December 27, 2008, there were no outstanding borrowings under the Credit Agreement and $55 million in borrowings outstanding at December 29, 2007. There were an additional $25.1 million and $25.0 million outstanding letters of credit as of December 27, 2008 and December 29, 2007, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at December 27, 2008) or the London Inter-Bank Offer Rate (0.46% at December 27, 2008) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 27, 2008). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 27, 2008). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement contains certain restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. The Credit Agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. We were in compliance with all covenants at December 27, 2008.
Note 4 — Leases:
We lease the majority of our office space and retail store locations, certain distribution centers, transportation equipment and other equipment under various noncancellable operating leases. The leases have varying terms and expire at various dates through 2029 and 2025 for capital leases and operating leases, respectively. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each. Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year. The sales levels vary for each store and are established in the lease agreements. Generally, most of the leases also require that we pay associated taxes, insurance and maintenance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total rent expense for fiscal 2008, 2007 and 2006 was approximately $133.3 million, $124.0 million and $104.3 million respectively. Total contingent rent expense for fiscal 2008, 2007 and 2006 was insignificant.
Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital	Operating
	Leases	Leases

2009	$720	$145,109
2010	520	140,716
2011	206	135,431
2012	146	128,546
2013	146	122,287
Thereafter	2,218	687,438

Total minimum lease payments	3,956	$1,359,527

Amount representing interest	(1,609)

Present value of minimum lease payments	2,347
Less: current portion	(550)

Long-term capital lease obligations	$1,797

Assets under capital leases were as follows (in thousands):

	2008	2007

Building and improvements	$1,581	$1,581
Computer software and hardware	3,553	4,275
Less: accumulated depreciation and amortization	(3,068)	(2,860)

	$2,066	$2,996

Note 5 — Capital Stock:
The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 100,000,000 shares of common stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.
Note 6 — Treasury Stock:
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
We repurchased 1,598,114 and 3,216,187 shares under the share repurchase program during 2008 and 2007, respectively. The total cost of the share repurchases was $53.9 million and $150.0 million during 2008 and 2007, respectively. As of December 27, 2008, we had remaining authorization under the share repurchase program of $196.2 million exclusive of any fees, commissions, or other expenses.
Note 7 — Comprehensive Income:
Comprehensive income for each fiscal year is as follows (in thousands):

	2008	2007	2006

Net income	$81,930	$96,241	$91,008
Foreign currency translation adjustment	—	22	(11)

Comprehensive income	$81,930	$96,263	$90,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Net Income Per Share:
Net income per share is calculated as follows (in thousands, except per share amounts):

	2008
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$81,930	36,830	$2.22
Dilutive stock options outstanding	—	634	(0.03)

Diluted net income per share	$81,930	37,464	$2.19

	2007
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$96,241	39,220	$2.45
Dilutive stock options outstanding	—	880	(0.05)

Diluted net income per share	$96,241	40,100	$2.40

	2006
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$91,008	40,016	$2.27
Dilutive stock options outstanding	—	1,044	(0.05)

Diluted net income per share	$91,008	41,060	$2.22

Anti-dilutive stock options excluded from the above calculations totaled 188,134, 194,455 and 217,118 in 2008, 2007 and 2006 respectively.
Note 9 — Income Taxes:
The provision for income taxes consists of the following (in thousands):

	2008	2007	2006
Current tax expense:
Federal	$46,489	$49,395	$54,022
State	3,995	2,321	3,832

Total current	50,484	51,716	57,854

Deferred tax expense (benefit):
Federal	1,096	4,449	(2,525)
State	(74)	2,598	(1,005)

Total deferred	1,022	7,047	(3,530)

Total provision	$51,506	$58,763	$54,324

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2008	2007

Current tax assets:
Inventory valuation	$8,153	$7,696
Accrued employee benefit costs	7,466	7,670
Other	4,810	5,367

	20,429	20,733

Current tax liabilities:
Inventory basis difference	(17,653)	(20,332)
Other	(1,100)	(124)

	(18,753)	(20,456)

Net current tax asset	$1,676	$277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007

Non-current tax assets:
Capital lease obligation basis difference	$1,013	$978
Rent expenses in excess of cash payments required	15,720	12,857
Deferred compensation	7,086	5,677
Other	2,271	2,650

	26,090	22,162

Non-current tax liabilities:
Depreciation	(11,376)	(4,755)
Capital lease assets basis difference	(597)	(618)
Other	(390)	(97)

	(12,363)	(5,470)

Net non-current tax asset	$13,727	$16,692

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and we believe that all of the deferred tax assets will more likely than not be realized through future earnings.
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2008	2007	2006

Tax provision at statutory rate	$46,702	$54,252	$50,867
Tax effect of:
State income taxes, net of federal tax benefits	2,549	3,205	1,837
Permanent differences	2,255	1,306	1,620

	$51,506	$58,763	$54,324

The Company and its affiliates file income tax returns in the U. S. and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2002. Various states have completed an examination of our income tax returns for 2001 through 2006. Our reserve was reduced due to audit settlements. These adjustments were not material to our results of operations.
We adopted the provisions of FIN 48 on December 31, 2006. As a result of the implementation of FIN 48, we recognized a $1.9 million increase (net of applicable federal tax benefit) in the liability for unrecognized tax benefits, including interest, which was accounted for as a reduction to the December 30, 2006 balance of retained earnings. The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $2.0 million. In addition, we will recognize current interest and penalties accrued related to these uncertain tax positions as interest expense, (a component of total operating expenses) and the amount is not material to the Consolidated Statements of Income. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at beginning of year	$4,236	$3,558
Additions based on tax positions related to the current year	762	812
Additions for tax positions of prior years	—	278
Reductions for tax positions of prior years	(520)	(377)
Reductions due to audit results	(1,426)	(35)

Balance at end of year	$3,052	$4,236

Note 10 — Retirement Benefit Plans:
We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement and other benefits for our employees. Employees become eligible at the first quarterly entry period following their fulfillment of the eligibility requirements. To be eligible, an employee must be at least 21 years of age, have completed 12 months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan. We match (in cash) 100% of the employee’s elective contributions up to 3% of the employee’s eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of the employee’s eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation. All current contributions are immediately 100% vested. Company contributions to the Plan during fiscal 2008, 2007 and 2006, were approximately $2,750,000, $2,595,000 and $2,278,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company’s match. Under the deferred compensation program, the participants’ salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant’s account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant’s (i) death, (ii) retirement, (iii) total and permanent disability, (iv) separation from service, or (v) some other date designated by the participant at the time of the initial deferral. The Company’s contributions, including accrued interest, were $298,614, $464,902 and $403,305 for fiscal 2008, 2007 and 2006, respectively.
Note 11 — Commitments and Contingencies:
Construction and Real Estate Commitments
We had commitments for new store construction projects totaling approximately $2.6 million at December 27, 2008.
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
Note 12 — Impact of Recently Issued Accounting Standards:
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which amended SFAS 157 and delayed its effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We adopted the remaining provisions of SFAS 157 effective December 30, 2007 (fiscal 2008). The adoption of SFAS 157 did not impact our financial condition, results of operations, or cash flow. The adoption of FSP 157-2 did not impact our financial condition, results of operations, or cash flow.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS 157 in an inactive market. The FASB also issued a joint press release with the Office of the Chief Accountant of the SEC on September 30, 2008 that addresses similar guidance to what is contained in FSP FAS 157-3. The guidance in these two releases clarifies that observable transactions in inactive markets may not be indicative of fair value, and in such instances, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates may provide a better estimate of an asset’s fair value. The application of this guidance did not have a significant impact on the Company’s financial condition, results of operations or cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business Combinations
In December 2007, the FASB issued SFAS 141R, which replaces SFAS 141. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Thus, we will be required to apply the provisions of SFAS 141R to any business acquisition which occurs on or after December 28, 2008, but this standard will have no effect on prior acquisitions.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flow.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. SFAS 162 was effective November 15, 2008 and did not have any impact on our financial condition, results of operations or cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 27, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the 1934 Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of December 27, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.
Change in Internal Control Over Financial Reporting
On January 16, 2009, we identified a material weakness in internal controls related to the LIFO inventory valuation for each of the first three fiscal quarters of fiscal 2008. The actual LIFO valuation is dependent upon end-of-year inventories, specifically the quantity and mix of product and the inflation rate for the various categories of products. Since the actual valuation can only be calculated at year-end, we record an estimated LIFO provision at the end of each interim quarter. At year-end, when the key variables are known, the LIFO provision is adjusted to the actual year-end calculation.
We developed a new interim LIFO projection model at the beginning of fiscal 2008 in an effort to facilitate improved forecasting of both inventory mix and price inflation. At the end of fiscal 2008, an error was discovered in the LIFO projection model which resulted in an understatement of the inflation indices. As a result, the quarterly LIFO provision to cost of merchandise sold for each of the first three fiscal quarters of fiscal 2008 was understated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We did not have a sufficient review process for the new model used to forecast expected inflation/deflation among the product categories, which led to a material misstatement of our interim financial statements for each of the first three quarters of fiscal 2008. We determined that this was a material weakness in internal control over financial reporting. In order to remediate this material weakness, we have taken the following steps:
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
Based on the implementation of the above steps, we have determined that the material weakness related to the interim LIFO process has been remedied as of December 27, 2008.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K is incorporated herein by reference.
The information set forth under the captions “Corporate Governance — Code of Ethics,” “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2009 is incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the captions “Corporate Governance — Compensation Committee Interlock and Insider Participation,” “Compensation of Directors”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Non-Qualified Deferred Compensation”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards At End of Fiscal Year”, “Option Exercises and Stock Vested”, and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2009 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2009 is incorporated herein by reference.
Following is a summary of our equity compensation plans as of December 27, 2008, under which equity securities are authorized for issuance, aggregated as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants, and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders:

2006 Stock Incentive Plan	1,137,205	$36.49	1,436,023
2000 Stock Incentive Plan (1)	1,265,320	31.75	—
1994 Stock Option Plan (1)	290,185	18.98	—
Employee Stock Purchase Plan (2)	—	—	3,238,055
Equity Compensation Plans not approved by security holders:	—	—	—

Total	2,692,710	$32.38	4,674,078

(1)	The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.

(2)	Represents shares available as of December 27, 2008.
The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Report, provides further information with respect to the material features of each plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Item 1 — Election of Directors”, “Corporate Governance” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2009 is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information set forth under the caption “Item 2 — Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2009, is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements

See Consolidated Financial Statements under Item 8 on pages 32 through 53 of this Report.

(a)(2)	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 59 through 63 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: February 25, 2009	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2009

/s/ James F. Wright James F. Wright	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ John Adams John Adams	Director	February 25, 2009

/s/ William Bass William Bass	Director	February 25, 2009

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 25, 2009

/s/ S.P. Braud S.P. Braud	Director	February 25, 2009

/s/ Richard W. Frost Richard W. Frost	Director	February 25, 2009

/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	February 25, 2009

/s/ Gerard E. Jones Gerard E. Jones	Director	February 25, 2009

/s/ George MacKenzie George MacKenzie	Director	February 25, 2009

/s/ Edna K. Morris Edna K. Morris	Director	February 25, 2009

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

3.4
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference)

3.5
Second Amended and Restated By-laws (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K, filed with the Commission on February 11, 2009, Commission File No. 000-23314, and incorporated herein by reference).

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

10.2
Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on June 14, 1999, and incorporated herein by reference).+

10.3
Second Amendment to the Tractor Supply Company 1994 Stock Option Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 24, 2000, Commission File No. 000-23314, and incorporated herein by reference).+

10.4
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

10.10
Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).+

10.11
Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.12
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

10.14
Second Amendment to the Tractor Supply Company 2000 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.) +

10.15
First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit 10.56 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

10.16
Transportation Management Services Agreement between UPS Logistics Group, Inc. and Tractor Supply Company dated May 10, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2001 Commission File No. 000-23314, and incorporated herein by reference).

10.17
Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.18
Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and James F. Wright (filed as Exhibit 10.77 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.19
First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and James F. Wright, (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).+

10.20
Change in Control Agreement, dated August 1, 2002, between Tractor Supply Company and Stanley L. Ruta (filed as Exhibit 10.80 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 12, 2002, Commission File No. 000-23314, and incorporated herein by reference).+

10.21
First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Stanley L. Ruta, (filed as Exhibit 10.42 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
Change in Control Agreement dated October 31, 2005 between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Anthony F. Crudele, (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).+

10.24
Change in Control Agreement between Tractor Supply Company and Kimberly D. Vella effective November 10, 2006 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on November 17, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.25
First Amendment to Change in Control Agreement dated May 5, 2007 between Tractor Supply Company and Kimberly D. Vella, (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).+

10.26
Change in Control Agreement between Tractor Supply Company and Gregory A. Sandfort effective February 11, 2008 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on February 12, 2008, Commission File No. 000-23314, and incorporated herein by reference.)+

10.27
Transition and Separation Agreement dated February 17, 2006 between Tractor Supply Company and Calvin B. Massmann (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, Registration No. 000-23314 filed with the Commission on February 21, 2006, and incorporated herein by reference).+

10.28
Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.29
Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.30
Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.32
Form of Stock Option Agreement (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Form of Stock Option Agreement (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference.)+

10.34
Form of Stock Option Agreement. (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.35
Form of Stock Option Agreement (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.36
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.37
First Amendment, dated April 27, 2006 to the 2006 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.38
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.39
Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)

10.40
Revolving Credit Agreement, dated as of February 25, 2008 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference.).

10.41	*	Form of Stock Option Agreement.+

23.1	*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement