Form 10-Q
period 2009-03-28
TRACTOR SUPPLY CO /DE/
filed 2009-05-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2009

Common Stock, $.008 par value	35,889,446

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 28,	December 27,	March 29,
	2009	2008	2008
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,364	$37,232	$17,383
Inventories	730,127	603,435	746,143
Prepaid expenses and other current assets	33,713	41,960	43,065
Deferred income taxes	4,142	1,676	—

Total current assets	805,346	684,303	806,591

Property and equipment, net of accumulated depreciation	364,718	362,033	345,124

Goodwill	10,258	10,258	10,258
Deferred income taxes	15,145	13,727	18,041
Other assets	4,969	5,676	6,669

Total assets	$1,200,436	$1,075,997	$1,186,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,620	$286,828	$360,785
Other accrued expenses	103,136	113,465	98,268
Current portion of capital lease obligations	521	550	724
Income taxes currently payable	2,217	—	—
Deferred tax liabilities	—	—	597

Total current liabilities	488,494	400,843	460,374

Revolving credit loan	40,000	—	102,500
Capital lease obligations, less current maturities	1,694	1,797	2,221
Straight line rent liability	40,425	38,016	32,651
Other long-term liabilities	24,161	25,211	24,166

Total liabilities	594,774	465,867	621,912

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 40,933,916 shares issued and 35,838,631 shares outstanding at March 28, 2009, 40,875,886 shares issued and 36,061,585 shares outstanding at December 27, 2008 and 40,762,242 shares issued and 37,469,030 shares outstanding at March 29, 2008	327	327	326
Additional paid-in capital	172,225	168,045	155,606
Treasury stock, at cost, 5,095,285 shares at March 28, 2009, 4,814,301 shares at December 27, 2008 and 3,293,212 shares at March 29, 2008	(213,033)	(203,915)	(152,900)
Retained earnings	646,143	645,673	561,739

Total stockholders’ equity	605,662	610,130	564,771

Total liabilities and stockholders’ equity	$1,200,436	$1,075,997	$1,186,683

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 28,	March 29,
	2009	2008
	(Unaudited)

Net sales	$650,171	$576,208

Cost of merchandise sold	449,135	400,692

Gross margin	201,036	175,516

Selling, general and administrative expenses	183,650	163,185
Depreciation and amortization	16,201	14,372

Operating income (loss)	1,185	(2,041)

Interest expense, net	414	1,223

Income (loss) before income taxes	771	(3,264)

Income tax expense (benefit)	301	(1,260)

Net income (loss)	$470	$(2,004)

Net income (loss) per share — basic	$0.01	$(0.05)

Net income (loss) per share — diluted	$0.01	$(0.05)

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 28,	March 29,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$470	$(2,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,201	14,372
Loss on sale of property and equipment	59	55
Stock compensation expense	3,302	3,151
Deferred income taxes	(3,884)	(475)
Change in assets and liabilities:
Inventories	(126,692)	(110,155)
Prepaid expenses and other current assets	7,408	(180)
Accounts payable	95,792	102,439
Other accrued expenses	(10,329)	(17,333)
Income taxes currently payable	3,083	(5,994)
Other	1,985	856

Net cash used in operating activities	(12,605)	(15,268)

Cash flows from investing activities:
Capital expenditures	(18,855)	(26,492)
Proceeds from sale of property and equipment	3	12

Net cash used in investing activities	(18,852)	(26,480)

Cash flows from financing activities:
Borrowings under revolving credit agreement	199,576	203,051
Repayments under revolving credit agreement	(159,576)	(155,551)
Tax benefit on stock option exercises	316	121
Principal payments under capital lease obligations	(132)	(253)
Repurchase of common stock	(9,118)	(2,851)
Net proceeds from issuance of common stock	523	914

Net cash provided by financing activities	31,589	45,431

Net increase in cash and cash equivalents	132	3,683

Cash and cash equivalents at beginning of period	37,232	13,700

Cash and cash equivalents at end of period	$37,364	$17,383

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$363	$1,405
Income taxes	426	5,182
The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation:
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.
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
Note 2 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $71.1 million, $68.3 million and $28.4 million higher than reported at March 28, 2009, December 27, 2008 and March 29, 2008, respectively.
Note 3 — Property and Equipment:
Property and equipment is comprised as follows:

	March 28,	December 27,	March 29,
	2009	2008	2008
Land	$25,410	$25,410	$25,411
Buildings and improvements	328,421	325,081	291,154
Furniture, fixtures and equipment	199,886	198,881	180,318
Computer software and hardware	76,661	74,589	64,835
Construction in progress	20,804	12,615	14,448

	651,182	636,576	576,166
Accumulated depreciation and amortization	(286,464)	(274,543)	(231,042)

	$364,718	$362,033	$345,124

Note 4 — Share-Based Compensation:
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), we recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option and restricted stock unit grants and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. For the first quarter of fiscal 2009 and 2008, share-based compensation expense lowered pre-tax income by $3.3 million and $3.2 million, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility.
The following summarizes information concerning stock option grants during the first quarter of fiscal 2009 and 2008:

	Three months ended
	March 28,	March 29,
	2009	2008

Stock options granted	540,626	556,874
Weighted average exercise price	$34.24	$38.41
Weighted average fair value	$12.85	$14.56
The weighted average key assumptions used in determining the fair value of options granted in the three months ended March 28, 2009 and March 29, 2008 are as follows:

	Three months ended
	March 28,	March 29,
	2009	2008

Expected price volatility	39.8%	38.5%
Risk-free interest rate	1.6%	2.9%
Weighted average expected lives in years	5.2	4.9
Forfeiture rate	6.8%	5.9%
Dividend yield	0.0%	0.0%
As of March 28, 2009, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $19,789,368 with a weighted average expense recognition period of 1.82 years.
Restricted Stock Units
During the first quarter of 2009, we issued 137,559 restricted stock units which vest over a three-year term and had a grant date fair value of $34.28. During the first quarter of 2008, we issued 72,855 restricted stock units which vest over a three-year term and had a grant date fair value of $38.39.

Employee Stock Purchase Plan
The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 11,792 and 13,005 shares of common stock during the first quarter of fiscal 2009 and 2008, respectively. Total stock compensation expense related to the ESPP was approximately $126,000 and $122,000 during the first fiscal quarter of 2009 and 2008, respectively. At March 28, 2009, there were 3,226,263 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to our share-based compensation plans during the three months ended March 28, 2009.
Note 5 — Net Income Per Share:
We present both basic and diluted earning per share (“EPS”) on the face of the consolidated statements of operations. As provided by SFAS No. 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and warrants.
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	March 28, 2009			March 29, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income (loss)	$470	35,951	$0.01	$(2,004)	37,514	$(0.05)

Dilutive stock options outstanding	—	602	—	—	—	—

Diluted net income per share:
Net income (loss)	$470	36,553	$0.01	$(2,004)	37,514	$(0.05)

Approximately 636,000 shares related to employee and director stock options were excluded for the three months ended March 29, 2008 because such shares would have been antidilutive.
Note 6 — Credit Agreement:
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 28, 2009 and March 29, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 28, 2009 and March 29, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. As of March 28, 2009, we are in compliance with all debt covenants.
Note 7 — Treasury Stock:
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

We repurchased 280,984 and 77,025 shares under the share repurchase program during the first fiscal quarter of 2009 and 2008, respectively. The total cost of the shares repurchased was $9.1 million and $2.9 million during the first quarter of fiscal 2009 and 2008, respectively. As of March 28, 2009, we had remaining authorization under the share repurchase program of $187.1 million exclusive of any fees, commissions, or other expenses.
Note 8 — New Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”) issued in 2001. Whereas its predecessor applied only to business combinations in which control was obtained by transferring consideration, the revised standard applies to all transactions or other events in which one entity obtains control over another. SFAS 141R defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. SFAS 141R requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised standard changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. SFAS 141R retains the guidance in SFAS 141 for identifying and recognizing intangible assets apart from goodwill. The revised standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R effective December 28, 2008 (fiscal 2009). Thus we are required to apply the provisions of SFAS 141R to any business acquisition which occurs on or after December 28, 2008, but this standard had no effect on prior acquisitions.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. We adopted the FSP effective December 28, 2008 (fiscal 2009), and the guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The FSP did not have a significant impact on our financial condition, results of operations or cash flow.
On April 9, 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a significant impact on our financial condition, results of operations or cash flow.
Note 9 — Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects totaling approximately $3.3 million at March 28, 2009.
Litigation
We are involved in various litigation matters arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be affected by changes in circumstances relating to these proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. The following discussion and analysis also contains certain historical and forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.
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
As with any business, many aspects of our operations are subject to influences outside our control. These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the continued availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims in the ordinary course of business, potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, and the ability to maintain an effective system of internal control over financial reporting. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
Fiscal Three Months (First Quarter) Ended March 28, 2009 and March 29, 2008
Net sales increased 12.8% to $650.2 million for the first quarter of 2009 from $576.2 million for the first quarter of 2008. Same-store sales for the period increased 4.2%, compared with a 6.5% decrease in the prior-year period. This same-store sales increase was primarily driven by the Company’s core consumable categories, including animal and pet-related products, and emergency response merchandise related to the February storms in the northeast and upper midwest. The same store sales increase reflects an increase in the comparative transaction count, partially offset by a decline in the average ticket value, resulting from softness in the sale of large ticket items. Additionally, same-store sales were positively impacted by approximately 160 basis points due to one additional selling day related to the shift of the Easter holiday from March into April.
During the first quarter of 2009, we opened a total of 28 new stores and closed one store compared to 27 new stores and no closed stores in the first quarter of 2008. We relocated one store in the first quarter of 2009 compared to no store relocations in the first quarter of 2008. We operated 882 stores as of the end of the first quarter of 2009 compared to 791 stores as of the end of the first quarter of 2008.
The following chart indicates the average percentage of sales represented by each of our major product categories during the first quarter of fiscal 2009 and 2008:

	Three months ended
	March 28,	March 29,
	2009	2008
Product Category:
Livestock and pet	45%	41%
Seasonal products	17	19
Hardware and tools	15	16
Clothing and footwear	10	10
Truck, trailer and towing	8	9
Agricultural	5	5

Total	100%	100%

Gross margin increased 14.5% to $201.0 million for the first quarter of 2009 from $175.5 million for the first quarter of 2008. As a percent of sales, gross margin increased 40 basis points to 30.9% compared to 30.5% in the first quarter of 2008. The improvement in gross margin resulted primarily from lower fuel costs and improved transportation efficiencies. We have increased our transportation efficiency by in-sourcing the management of the freight movement from our distribution centers, utilizing our trailers more productively by improving our cube utilization and reducing empty backhaul miles by using common carriers more frequently.
Total selling, general and administrative expenses, including depreciation and amortization, decreased 10 basis points to 30.7% of sales in the first quarter of 2009 compared to 30.8% of sales in the first quarter of 2008. The first quarter improvement was primarily attributable to increased sales leverage and reduced marketing spend. These improvements were partially offset by higher occupancy costs due to our store expansion program.
Interest expense decreased to $0.4 million in the first quarter of 2009 from $1.2 million in the first quarter of 2008, as a result of smaller average amounts outstanding on the revolving credit loan and a lower average interest rate. Our effective income tax rate increased to 39.0% in the first quarter of 2009 compared with 38.6% for the first quarter of 2008 largely due to recent increases in certain state tax rates.
As a result of the foregoing factors, net income for the first quarter of 2009 was $0.5 million, which is a $2.5 million increase from a net loss of $2.0 million in the first quarter of 2008. Net income per diluted share was $0.01 for the first quarter of 2009 compared to a net loss per diluted share of ($0.05) for the first quarter of 2008.

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and technology upgrades. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.
At March 28, 2009, we had working capital of $316.9 million, which was a $33.4 million increase and a $29.3 million decrease compared to December 27, 2008 and March 29, 2008, respectively. The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	Mar. 28,	Dec. 27,		Mar. 29,
	2009	2008	Variance	2008	Variance
Current assets:
Cash and cash equivalents	$37.4	$37.2	$0.2	$17.4	$20.0
Inventories	730.1	603.4	126.7	746.1	(16.0)
Prepaid expenses and other current assets	33.7	42.0	(8.3)	43.1	(9.4)
Deferred income taxes	4.1	1.7	2.4	—	4.1

	805.3	684.3	121.0	806.6	(1.3)

Current liabilities:
Accounts payable	382.6	286.8	95.8	360.8	21.8
Other accrued expenses	103.1	113.5	(10.4)	98.3	4.8
Current portion of capital lease obligation	0.5	0.5	—	0.7	(0.2)
Income tax currently payable	2.2	—	2.2	—	2.2
Deferred tax liabilities	—	—	—	0.6	(0.6)

	488.4	400.8	87.6	460.4	28.0

Working capital	$316.9	$283.5	$33.4	$346.2	$(29.3)

In comparison to prior year end, working capital increased as a result of inventory balances rising more quickly than payables. The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and purchase of seasonal products in anticipation of the spring selling season.
The decrease in working capital as compared to the first quarter of 2008 was a result of declining inventories and increasing payables. We have aggressively managed inventory, increased our inventory turn and reduced our average inventory per store. At the same time, we continue to work with our vendors to achieve more favorable credit terms. The continued focus on working capital produced an increase in financed inventory from 47.0% at the end of first quarter 2008 to 47.8% at the end of the current quarter.
Operations used net cash of $12.6 million and $15.3 million in the first quarter of 2009 and 2008, respectively. The $2.7 million reduction in net cash used in 2009 compared to 2008 is due to changes in the following operating activities (in millions):

	Three months ended
	March 28,	March 29,
	2009	2008	Variance
Net income (loss)	$0.5	$(2.0)	$2.5
Depreciation and amortization	16.2	14.4	1.8
Inventories and accounts payable	(30.9)	(7.7)	(23.2)
Stock compensation expense	3.3	3.2	0.1
Prepaid expenses and other current assets	7.4	(0.2)	7.6
Other accrued expenses	(10.3)	(17.3)	7.0
Income taxes currently payable	3.1	(6.0)	9.1
Other, net	(1.9)	0.3	(2.2)

Net cash used in operations	$(12.6)	$(15.3)	$2.7

The reduction in net cash used in operations in the first quarter of 2009 compared with the first quarter of 2008 is due to timing of payments, primarily related to income taxes, other accrued expenses and prepaid expenses, partially offset by inventory purchases.
Investing activities used $18.9 million and $26.5 million in the first quarter of 2009 and 2008, respectively. The majority of this cash requirement relates to our capital expenditures.
Capital expenditures for the first three months of fiscal 2009 and 2008 were as follows (in millions):

	Three months ended
	March 28,	March 29,
	2009	2008
New/relocated stores and stores not yet opened	$10.9	$10.2
Existing store properties acquired from lessors	—	8.5
Existing stores	4.0	2.9
Information technology	3.7	3.4
Distribution center capacity and improvements	0.3	1.5

	$18.9	$26.5

The above table reflects 28 new stores and one relocated store in the first quarter of 2009, compared to 27 new stores and no relocations in the first quarter of 2008.
Financing activities provided $31.6 million and $45.4 million in the first quarter of 2009 and 2008, respectively. This decrease in net cash provided is largely due to a $6.3 million increase in the repurchase of shares of common stock in the first quarter of 2009 compared to the first quarter of 2008 and a $7.5 million decrease in borrowings net of repayments.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments). We had approximately $292.1 million available for future borrowings, net of outstanding letters of credit, under our Credit Agreement at March 28, 2009.
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 28, 2009 and March 29, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 28, 2009 and March 29, 2008). As of March 28, 2009, we are in compliance with all debt covenants.
We believe that our cash flow from operations, borrowings available under our Credit Agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store openings and renovations, over the next several years.
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

We repurchased 280,984 and 77,025 shares under the share repurchase program during the first fiscal quarter of 2009 and 2008, respectively. The total cost of the shares repurchased was $9.1 million and $2.9 million during the first quarter of fiscal 2009 and 2008, respectively. As of March 28, 2009, we had remaining authorization under the share repurchase program of $187.1 million exclusive of any fees, commissions, or other expenses.
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
We had outstanding letters of credit of $17.9 million at March 28, 2009.
Significant Contractual Obligations and Commercial Commitments
We had commitments for new store construction projects totaling approximately $3.3 million at March 28, 2009. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2008.
Significant Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

• Revenue recognition and sales returns

• Inventory valuation (including LIFO)

• Share-based payments

• Self-insurance reserves

• Sales tax audit reserve

• Tax contingencies

• Goodwill

• Long-lived assets
See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% and 5.25% at March 28, 2009 and March 29, 2008, respectively) or LIBOR (0.52% and 2.68% at March 28, 2009 and March 29, 2008, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at March 28, 2009 and March 29, 2008). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at March 28, 2009 and March 29, 2008). See Note 6 of Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 28, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of business. We expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations. Any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. It is possible, however, that future results of operations for any particular quarterly or annual period could be affected by changes in circumstances relating to these proceedings.
Item 1A. Risk Factors
There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011. Stock repurchase activity during the first quarter of 2009 was as follows:

			Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
December 28, 2008 - January 24, 2009	75,707	$33.07	75,707	$193,728,041
January 25, 2009 - February 21, 2009	74,877	33.62	74,877	191,212,629
February 22, 2009 - March 28, 2009	130,400	31.41	130,400	187,120,351

As of March 28, 2009	280,984		280,984	$187,120,351

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

TRACTOR SUPPLY COMPANY
Date: May 6, 2009	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)