Form 10-Q
period 2009-06-27
TRACTOR SUPPLY CO /DE/
filed 2009-08-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 25, 2009
Common Stock, $.008 par value	36,026,955

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 27,	December 27,	June 28,
	2009	2008	2008
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,845	$36,989	$62,702
Inventories	644,925	603,435	675,961
Prepaid expenses and other current assets	32,499	41,902	39,214
Deferred income taxes	7,101	1,676	238

Total current assets	776,370	684,002	778,115

Property and equipment, net of accumulated depreciation	363,895	362,033	357,151
Goodwill	10,258	10,258	10,258
Deferred income taxes	15,895	13,727	17,665
Other assets	5,093	5,977	6,012

Total assets	$1,171,511	$1,075,997	$1,169,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294,776	$286,828	$394,014
Other accrued expenses	109,535	113,465	101,310
Current portion of capital lease obligations	476	550	629
Income taxes currently payable	32,673	—	25,520

Total current liabilities	437,460	400,843	521,473

Revolving credit loan	—	—	—
Capital lease obligations, less current maturities	1,599	1,797	2,093
Straight line rent liability	42,212	38,016	34,619
Other long-term liabilities	25,827	25,211	23,844

Total liabilities	507,098	465,867	582,029

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 41,010,891 shares issued and 35,894,967 shares outstanding at June 27, 2009, 40,875,886 shares issued and 36,061,585 shares outstanding at December 27, 2008 and 40,798,404 shares issued and 36,766,824 shares outstanding at June 28, 2008	328	327	326
Additional paid-in capital	176,953	168,045	159,613
Treasury stock — at cost, 5,115,924 shares at June 27, 2009, 4,814,301 shares at December 27, 2008 and 4,031,580 shares at June 28, 2008	(213,775)	(203,915)	(177,858)
Retained earnings	700,907	645,673	605,091

Total stockholders’ equity	664,413	610,130	587,172

Total liabilities and stockholders’ equity	$1,171,511	$1,075,997	$1,169,201

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		six months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$946,504	$898,327	$1,596,675	$1,474,535

Cost of merchandise sold	644,306	624,818	1,093,441	1,025,510

Gross margin	302,198	273,509	503,234	449,025

Selling, general and administrative expenses	197,769	187,343	381,419	350,528
Depreciation and amortization	16,135	15,008	32,336	29,380

Operating income	88,294	71,158	89,479	69,117

Interest expense, net	264	573	678	1,796

Income before income taxes	88,030	70,585	88,801	67,321

Income tax expense	33,266	27,233	33,567	25,973

Net income	$54,764	$43,352	$55,234	$41,348

Net income per share — basic	$1.53	$1.17	$1.54	$1.11

Net income per share — diluted	$1.50	$1.15	$1.51	$1.09

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	six months ended
	June 27,	June 28,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$55,234	$41,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,336	29,380
Loss (gain) on sale of property and equipment	106	(89)
Stock compensation expense	6,126	6,151
Deferred income taxes	(7,593)	(934)
Change in assets and liabilities:
Inventories	(41,490)	(39,973)
Prepaid expenses and other current assets	9,409	3,259
Accounts payable	7,948	135,668
Other accrued expenses	(3,930)	(14,291)
Income taxes currently payable	32,673	20,458
Other	5,636	3,076

Net cash provided by operating activities	96,455	184,053

Cash flows from investing activities:
Capital expenditures	(34,144)	(53,467)
Proceeds from sale of property and equipment	6	234

Net cash used in investing activities	(34,138)	(53,233)

Cash flows from financing activities:
Borrowings under revolving credit agreement	274,033	329,868
Repayments under revolving credit agreement	(274,033)	(384,868)
Tax benefit on stock option exercises	999	211
Principal payments under capital lease obligations	(272)	(476)
Repurchase of common stock	(9,860)	(27,809)
Net proceeds from issuance of common stock	1,672	1,776

Net cash used in financing activities	(7,461)	(81,298)

Net increase in cash and cash equivalents	54,856	49,522

Cash and cash equivalents at beginning of period	36,989	13,180

Cash and cash equivalents at end of period	$91,845	$62,702

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$645	$2,555
Income taxes	5,745	6,177
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
Note 2 — Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2009 presentation. Amounts related to voucher receivables ($0.2 million and $0.3 million at December 27, 2008 and June 28, 2008, respectively) have been reclassified from cash and cash equivalents to prepaid expenses and other current assets. Also, amounts related to prepaid fixtures ($0.3 million at December 27, 2008) previously classified in prepaid expenses and other current assets have been reclassified to other assets to reflect their long-term status. These changes have affected our December 27, 2008 and June 28, 2008 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal six months ended June 28, 2008.
Note 3 — Cash and Cash Equivalents:
Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents. Book overdrafts are offset against cash deposits held at the same financial institution. At June 27, 2009 the Company maintained $102.4 million of its excess available cash in an account at the same financial institution as its disbursement accounts. This excess available cash offset all $99.9 million of book overdrafts, and the remaining net $2.5 million was included in cash at June 27, 2009. After the offset of excess available cash, $79.4 million and $98.6 million of net book overdrafts were included in accounts payable at December 27, 2008 and June 28, 2008, respectively.
Note 4 — Fair Value of Financial Instruments:
Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. We had no borrowings under the revolving credit loan at June 27, 2009, December 27, 2008 or June 28, 2008.

Note 5 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $74.8 million, $68.3 million and $37.4 million higher than reported at June 27, 2009, December 27, 2008 and June 28, 2008, respectively.
Note 6 — Property and Equipment:
Property and equipment is comprised as follows:

	June 27,	December 27,	June 28,
	2009	2008	2008

Land	$25,410	$25,410	$25,410
Buildings and improvements	334,414	325,081	297,679
Furniture, fixtures and equipment	210,655	198,881	187,895
Computer software and hardware	79,064	74,589	67,621
Construction in progress	16,703	12,615	23,461

	666,246	636,576	602,066
Accumulated depreciation and amortization	(302,351)	(274,543)	(244,915)

	$363,895	$362,033	$357,151

Note 7 — Share-Based Payments:
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), we recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option and restricted stock unit grants and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption of SFAS 123(R); b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to adoption; and c) the discount on shares sold to employees subsequent to adoption, which represents the difference between the grant date fair value and the employee purchase price. Share-based compensation expense lowered pre-tax income by $2.9 million and $3.0 million for the second quarter of fiscal 2009 and 2008, respectively, and $6.1 million and $6.2 million for the first six months of fiscal 2009 and 2008, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Stock Incentive Plan
Effective May 7, 2009, the Company adopted the 2009 Stock Incentive Plan replacing the 2006 Stock Incentive Plan. Following the adoption of the 2009 Stock Incentive Plan, no further grants may be made under the 2006 Stock Incentive Plan. Under the terms of the 2009 Stock Incentive Plan 3,100,000 shares are available for grant as stock options or other awards.
Under our 2009 Stock Incentive Plan, options may be granted to officers, non-employee directors and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. Vesting of options commences at various anniversary dates following the dates of grant.

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
The following summarizes information concerning stock option grants during fiscal 2009 and 2008:

	Three months ended		Six months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Stock options granted	6,200	28,000	546,826	584,874
Weighted average exercise price	$38.73	$36.41	$34.29	$38.32
Weighted average fair value	$13.81	$13.55	$12.86	$14.51
The weighted average key assumptions used in determining the fair value of options granted in the three and six months ended June 27, 2009 and June 28, 2008 are as follows:

	Three months ended		Six months ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Expected price volatility	39.3%	32.5%	39.8%	34.0%
Risk-free interest rate	1.7%	2.6%	1.6%	2.6%
Weighted average expected lives in years	4.7	4.7	5.2	5.0
Forfeiture rate	8.0%	2.3%	6.8%	5.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 27, 2009, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $17,719,948 with a weighted average expense recognition period of 1.66 years.
Restricted Stock Units
During the first six months of 2009 and 2008, we issued 149,151 and 77,796 restricted stock units which vest over an approximate three-year term and had a grant date weighted average fair value of $34.63 and $38.27, respectively.
Employee Stock Purchase Plan
The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 26,434 and 28,815 shares of our common stock during the first six months of fiscal 2009 and 2008, respectively. Total stock compensation expense related to the ESPP was approximately $229,000 and $256,000 during the first six months of 2009 and 2008, respectively. At June 27, 2009, there were 3,211,621 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to our share-based compensation plans during the six months ended June 27, 2009 (provided that, as noted above, the Company adopted its 2009 Stock Incentive Plan in replacement of its 2006 Stock Incentive Plan, effective May 7, 2009).
Note 8 — Net Income Per Share:
We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income. As provided by SFAS 128 “Earnings per Share”, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	June 27, 2009			June 28, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$54,764	35,884	$1.53	$43,352	37,193	$1.17

Dilutive stock options and restricted stock units outstanding	—	630	(0.03)	—	613	(0.02)

Diluted net income per share:
Net income	$54,764	36,514	$1.50	$43,352	37,806	$1.15

	Six months ended			Six months ended
	June 27, 2009			June 28, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$55,234	35,918	$1.54	$41,348	37,354	$1.11

Dilutive stock options and restricted stock units outstanding	—	615	(0.03)	—	624	(0.02)

Diluted net income per share:
Net income	$55,234	36,533	$1.51	$41,348	37,978	$1.09

Note 9 — Credit Agreement:
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 27, 2009 and June 28, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 27, 2009 and June 28, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios. As of June 27, 2009, we were in compliance with all debt covenants.
Note 10 — Treasury Stock:
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
We repurchased 20,639 and 738,368 shares under the share repurchase program during the second quarter of 2009 and 2008, respectively. The total cost of the share repurchases was $0.7 million and $25.0 million during the second quarter of 2009 and 2008, respectively. We repurchased 301,623 and 815,393 shares under the share repurchase program during the first six months of 2009 and 2008, respectively. The total cost of the share repurchases was $9.9 million and $27.8 million during the first six months of 2009 and 2008, respectively. As of June 27, 2009, we had remaining authorization under the share repurchase program of $186.4 million exclusive of any fees, commissions, or other expenses.

Note 11 — New Accounting Pronouncements:
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
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141. We adopted the FSP effective December 28, 2008 (fiscal 2009), and the guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The FSP did not have an impact on our financial condition, results of operations or cash flow.
On April 9, 2009, the FASB released FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. We adopted FSP No. FAS 107-1 effective June 27, 2009. The adoption of this FSP did not have a significant impact on our financial condition, results of operations or cash flow.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. We adopted SFAS 165 effective June 27, 2009. The adoption of SFAS 165 changed certain financial statement disclosures but did not have an impact on our financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s notes to financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Note 12 — Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects totaling approximately $3.8 million at June 27, 2009.
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
Note 13 — Subsequent Events:
We evaluated all events or transactions that occurred after June 27, 2009 up through August 4, 2009, which represents the date these financial statements were filed with the Securities and Exchange Commission.
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
Results of Operations
Fiscal Three Months (Second Quarter) and Six Months Ended June 27, 2009 and June 28, 2008
Net sales increased 5.4% to $946.5 million for the second quarter of 2009 from $898.3 million for the second quarter of 2008. Net sales increased 8.3% to $1.60 billion for the first six months of fiscal 2009 from $1.47 billion for the first six months of fiscal 2008. The net sales increase for the second quarter resulted primarily from the addition of new stores, partially offset by a same-store sales decrease of 2.7%. The net sales increase for the first six months of fiscal 2009 was primarily the result of new store openings as same-store sales remained flat. Our second quarter same-store sales decline was primarily driven by softness in sales of seasonal big ticket and discretionary merchandise, partially offset by continued strong results in core consumable categories, including animal and pet-related products. Additionally, same-store sales were negatively impacted by approximately 100 basis points due to one less selling day related to the shift of the Easter holiday from March into April.
We opened 13 new stores during the second quarter of 2009 compared to 23 new store openings during the prior year’s second quarter. During the first six months of 2009, we opened 41 new stores with one relocation, compared to 50 new store openings and no relocations during the first six months of 2008. We closed one store during the first six months of 2009. We operated 895 stores at June 27, 2009, compared to 814 stores at June 28, 2008.
The following chart indicates the average percentage of sales represented by each of our major product categories during the second quarter and first six months of fiscal 2009 and 2008:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
Product Category:	2009	2008	2009	2008
Livestock and Pet	37%	34%	40%	37%
Seasonal Products	27	29	23	25
Hardware and Tools	13	13	14	14
Clothing and Footwear	5	6	7	7
Truck, Trailer and Towing	9	9	8	9
Agricultural	9	9	8	8

Total	100%	100%	100%	100%

Gross margin for the second quarter and the first six months of fiscal 2009 was $302.2 million and $503.2 million, respectively. This represents an increase of 10.5% and 12.1%, respectively, over the comparable periods of the prior year. As a percent of sales, gross margin increased 150 basis points to 31.9% for the second quarter of fiscal 2009 compared to 30.4% for the comparable period in fiscal 2008. The improvement in gross margin percentage for the quarter resulted primarily from reduced transportation costs and a more favorable LIFO provision compared to last year. The reduced transportation costs resulted primarily from lower fuel costs and to a lesser extent improved transportation efficiencies. The decrease in the LIFO charge is primarily attributable to lower inflation, and less clearance merchandise, contributing to a more favorable product mix. The LIFO provision is dependent upon a combination of expected year-end inventory levels and mix, as well as the expected year-end inflation rate for the various product categories. We continue to project a LIFO charge for the full year, despite various cost reductions in several key product categories, because we anticipate a net increase in aggregate total inventory. The increase is driven by our mix, which continues to shift to fresh, faster turning goods, as well as our store base expansion. As a result, we are adding merchandise that has higher inflation indices than the existing Company averages, and this creates a LIFO provision even as inflation moderates and inventory per store declines.

For the first six months of fiscal 2009, the gross margin rate was 31.5% compared to 30.5% for the first six months of fiscal 2008, primarily from reduced transportation costs and a decrease in the LIFO charge.
Selling, general and administrative (“SG&A”) expenses increased 10 basis points to 20.9% of sales in the second quarter of fiscal 2009 from 20.8% of sales in the second quarter of fiscal 2008. The second quarter increase as a percent to sales was primarily attributable to lower than anticipated sales and was substantially offset by reduced marketing costs due to the elimination of television advertising spending. SG&A expenses for the first six months of fiscal 2009 increased 10 basis points to 23.9% of sales from 23.8% in the first six months of fiscal 2008, primarily due to less sales leverage, partially offset by reduced marketing spend.
Depreciation and amortization expense was consistent at 1.7% of sales in the second quarter of fiscal 2009 and 2008. As a percent of sales, depreciation and amortization expense was consistent at 2.0% in the first six months of fiscal 2009 and 2008.
Interest expense for the second quarter of 2009 was $0.3 million compared to $0.6 million in the prior year second quarter. For the first six months of fiscal 2009, interest expense decreased to $0.7 million compared to $1.8 million for the comparable period in fiscal 2008 due to a lower average outstanding balance on our credit facility and a lower weighted-average interest rate. Our effective income tax rate decreased to 37.8% in the second quarter and first six months of fiscal 2009 compared with 38.6% for the second quarter and first six months of fiscal 2008 largely due to certain federal tax credits and the estimated favorable impact of other permanent tax differences on the revised full year taxable income.
As a result of the foregoing factors, net income for the second quarter of fiscal 2009 increased 26.3% to $54.8 million compared to $43.4 million in the second quarter of fiscal 2008. Net income for the first six months of fiscal 2009 increased 33.6% to $55.2 million from $41.3 million in the first six months of the prior year. Net income, as a percent of sales, increased 100 basis points to 5.8% for the second quarter of fiscal 2009 compared to 4.8% in the second quarter of fiscal 2008. For the first six months of fiscal 2009, net income as a percent of sales increased 70 basis points to 3.5%, compared to 2.8% for the first six months of fiscal 2008. Net income per diluted share for the second quarter of fiscal 2008 increased to $1.50 from $1.15 and, for the first six months of fiscal 2009, increased to $1.51 from $1.09. Outstanding shares were reduced as a result of repurchases under the Share Repurchase Program. See Note 10 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding our Share Repurchase Program.
Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and technology upgrades. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.

At June 27, 2009, we had working capital of $338.9 million, which was a $55.7 million increase and an $82.3 million increase compared to December 27, 2008 and June 28, 2008, respectively. The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	June 27,	Dec. 27,		June 28,
	2009	2008	Variance	2008	Variance
Current assets:
Cash and cash equivalents	$91.9	$37.0	$54.9	$62.7	$29.2
Inventories	644.9	603.4	41.5	676.0	(31.1)
Prepaid expenses and other current assets	32.5	41.9	(9.4)	39.2	(6.7)
Deferred income taxes	7.1	1.7	5.4	0.2	6.9

	776.4	684.0	92.4	778.1	(1.7)

Current liabilities:
Accounts payable	294.8	286.8	8.0	394.0	(99.2)
Other accrued expenses	109.5	113.5	(4.0)	101.3	8.2
Current portion of capital lease obligation	0.5	0.5	—	0.6	(0.1)
Income tax currently payable	32.7	—	32.7	25.6	7.1

	437.5	400.8	36.7	521.5	(84.0)

Working capital	$338.9	$283.2	$55.7	$256.6	$82.3

In comparison to prior year end, working capital increased as a result of inventory and cash balances rising more quickly than payables. The increase in inventories resulted primarily from the purchase of additional inventory for new stores. The increase in cash resulted from strong earnings in the first six months of 2009.
The increase in working capital as compared to the second quarter of 2008 was the result of an increase in cash and a decline in payables, partially offset by a decline in inventories. Cash has increased as a result of strong earnings in 2009 while payables have declined primarily related to the classification of book overdrafts. At June 27, 2009 the Company maintained $102.4 million of its excess available cash in an account at the same financial institution as its disbursement accounts. This excess available cash offset all $99.9 million of book overdrafts, and the remaining net $2.5 million was included in cash at June 27, 2009. In comparison, after the offset of excess available cash, $79.4 million and $98.6 million of net book overdrafts were included in accounts payable at December 27, 2008 and June 28, 2008, respectively.
We have aggressively managed inventory and reduced our average inventory per store. There was a slight decrease in financed inventory from 55.4% at the end of second quarter 2008 to 53.4% at the end of the current quarter, as we have been more aggressive in working with our vendors in capturing payment discounts. (The calculated financed inventory assumes FIFO inventory, excludes inventory in-transit, and includes gross book overdrafts in accounts payable.)
Operations provided net cash of $96.5 million and $184.1 million in the first six months of fiscal 2009 and fiscal 2008, respectively. The $87.6 million decrease in net cash provided in 2009 over 2008 is primarily due to changes in the following operating activities (in millions):

	Six months ended
	June 27,	June 28,
	2009	2008	Variance
Net income	$55.2	$41.3	$13.9
Depreciation and amortization	32.3	29.4	2.9
Inventories and accounts payable	(33.5)	95.7	(129.2)
Prepaid expenses and other current assets	9.4	3.3	6.1
Other accrued expenses	(3.9)	(14.3)	10.4
Income taxes currently payable	32.7	20.5	12.2
Other, net	4.3	8.2	(3.9)

Net cash provided by operations	$96.5	$184.1	$(87.6)

The decline in net cash provided by operations in the first six months of fiscal 2009 compared with the first six months of fiscal 2008 primarily relates to the book overdrafts compared to the prior year. As discussed previously, $102.4 million of excess available cash offset all $99.9 million of book overdrafts at June 27, 2009. In comparison, after the offset of cash, $98.6 million of net book overdrafts were included in accounts payable at June 28, 2008.
Investing activities used $34.1 million and $53.2 million in the first six months of fiscal 2009 and fiscal 2008, respectively. The majority of this cash requirement relates to our capital expenditures.
Capital expenditures for the first six months of fiscal 2009 and fiscal 2008 were as follows (in millions):

	Six months ended
	June 27,	June 28,
	2009	2008
New/relocated stores and stores not yet opened	$17.3	$22.5
Existing stores	8.5	5.6
Information technology	8.0	7.8
Distribution center capacity and improvements	0.3	9.0
Existing store properties acquired from lessors	—	8.5
Other	—	0.1

	$34.1	$53.5

The above table reflects 41 new stores in the first six months of fiscal 2009, compared to 50 new stores during the first six months of fiscal 2008.
Financing activities used $7.5 million and $81.3 million in the first six months of fiscal 2009 and fiscal 2008, respectively. This decrease in net cash used is largely due to a lower level of repayments under the Senior Credit Facility and reduced share repurchases.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments). We had approximately $322.0 million available for future borrowings, net of outstanding letters of credit, under our Credit Agreement at June 27, 2009.
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 27, 2009 and June 28, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 27, 2009 and June 28, 2008). As of June 27, 2009, we were in compliance with all debt covenants.
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

We repurchased 20,639 and 738,368 shares under the share repurchase program during the second quarter of 2009 and 2008, respectively. The total cost of the share repurchases was $0.7 million and $25.0 million during the second quarter of 2009 and 2008, respectively. We repurchased 301,623 and 815,393 shares under the share repurchase program during the first six months of 2009 and 2008, respectively. The total cost of the share repurchases was $9.9 million and $27.8 million during the first six months of 2009 and 2008, respectively. As of June 27, 2009, we had remaining authorization under the share repurchase program of $186.4 million exclusive of any fees, commissions, or other expenses.
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
We had outstanding letters of credit of $28.0 million at June 27, 2009.
Significant Contractual Obligations and Commercial Commitments
We had commitments for new store construction projects totaling approximately $3.8 million at June 27, 2009. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% and 5.00% at June 27, 2009 and June 28, 2008, respectively) or LIBOR (0.31% and 2.48% at June 27, 2009 and June 28, 2008, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at June 27, 2009 and June 28, 2008). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at June 27, 2009 and June 28, 2008). See Note 9 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 27, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 27, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011. Stock repurchase activity during the second quarter of fiscal 2009 was as follows:

			Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
March 29, 2009 – April 25, 2009	5,843	$35.79	5,843	$186,911,433
April 26, 2009 – May 23, 2009	10,920	35.38	10,920	186,525,465
May 24, 2009 – June 27, 2009	3,876	37.94	3,876	186,378,522

As of June 27, 2009	20,639		20,639	$186,378,522

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Stockholders was held on May 7, 2009 at our corporate headquarters in Brentwood, Tennessee.
(b)	The stockholders elected, for a one-year term, the directors set forth below.

(c)	The stockholders voted on the following matters at the Annual Meeting:
1.	The election of ten directors for a one-year term ending at the 2010 Annual Meeting of Stockholders:

Nominees For Directors	For	Withheld
James F. Wright	32,567,611	786,130
Johnston C. Adams	32,945,820	407,921
William Bass	33,135,161	218,580
Jack Bingleman	33,032,098	321,643
S.P. Braud	32,653,833	699,908
Richard W. Frost	32,940,051	413,690
Cynthia T. Jamison	32,959,604	394,137
Gerard E. Jones	33,153,007	200,734
George MacKenzie	32,974,318	379,423
Edna K. Morris	32,959,511	394,230
2.	To approve the 2009 Stock Incentive Plan:

For	Against	Abstain	Non Votes
24,278,613	3,711,103	451,065	4,912,960
3.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 26, 2009.

For	Against	Abstain
32,667,105	662,187	24,449
Item 5. Other Information
None
Item 6. Exhibits

Exhibits

10.42	Form of Change in Control Agreement for each of Anthony F. Crudele; Stanley L. Ruta; Gregory A. Sandfort; and Kimberly D. Vella.

10.43	Form of Change in Control Agreement for James F. Wright.

10.44	Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

10.45	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

10.46	Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: August 4, 2009	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President — Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.42	Form of Change in Control Agreement for each of Anthony F. Crudele; Stanley L. Ruta; Gregory A. Sandfort; and Kimberly D. Vella.

10.43	Form of Change in Control Agreement for James F. Wright.

10.44	Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

10.45	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

10.46	Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.