Form 10-Q
period 2009-09-26
TRACTOR SUPPLY CO /DE/
filed 2009-11-02
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 24, 2009

Common Stock, $.008 par value	36,148,884

TRACTOR SUPPLY COMPANY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 26,	December 27,	September 27,
	2009	2008	2008
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,871	$36,989	$16,356
Inventories	703,989	603,435	703,040
Prepaid expenses and other current assets	40,433	41,902	40,731
Deferred income taxes	11,361	1,676	2,923

Total current assets	850,654	684,002	763,050

Property and equipment, net of accumulated depreciation	362,741	362,033	357,270
Goodwill	10,258	10,258	10,258
Deferred income taxes	13,185	13,727	17,398
Other assets	5,259	5,977	6,183

Total assets	$1,242,097	$1,075,997	$1,154,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356,822	$286,828	$366,138
Other accrued expenses	119,417	113,465	107,953
Current portion of capital lease obligations	414	550	545
Income taxes currently payable	—	—	962

Total current liabilities	476,653	400,843	475,598

Revolving credit loan	—	—	23,138
Capital lease obligations, less current maturities	1,534	1,797	1,960
Straight line rent liability	44,042	38,016	36,281
Other long-term liabilities	26,327	25,211	24,827

Total liabilities	548,556	465,867	561,804

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	—	—	—
Common stock, 100,000,000 shares authorized; $.008 par value; 41,202,447 shares issued and 36,067,116 shares outstanding at September 26, 2009, 40,875,886 shares issued and 36,061,585 shares outstanding at December 27, 2008 and 40,842,839 shares issued and 36,346,447 shares outstanding at September 27, 2008	330	327	327
Additional paid-in capital	185,015	168,045	163,616
Treasury stock — at cost, 5,135,331 shares at September 26, 2009, 4,814,301 shares at December 27, 2008 and 4,496,392 shares at September 27, 2008	(214,690)	(203,915)	(192,549)
Retained earnings	722,886	645,673	620,961

Total stockholders’ equity	693,541	610,130	592,355

Total liabilities and stockholders’ equity	$1,242,097	$1,075,997	$1,154,159

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal		For the fiscal
	three months ended		nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$747,730	$733,918	$2,344,405	$2,208,453

Cost of merchandise sold	501,692	515,722	1,595,133	1,541,232

Gross margin	246,038	218,196	749,272	667,221

Selling, general and administrative expenses	193,820	176,774	575,239	527,302
Depreciation and amortization	16,421	15,345	48,757	44,725

Operating income	35,797	26,077	125,276	95,194

Interest (income) expense, net	461	(69)	1,139	1,727

Income before income taxes	35,336	26,146	124,137	93,467

Income tax expense	13,357	10,276	46,924	36,249

Net income	$21,979	$15,870	$77,213	$57,218

Net income per share — basic	$0.61	$0.44	$2.15	$1.54

Net income per share — diluted	$0.60	$0.43	$2.11	$1.52

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal
	nine months ended
	September 26,	September 27,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$77,213	$57,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,757	44,725
Loss (gain) on sale of property and equipment	165	(62)
Stock compensation expense	9,159	9,192
Deferred income taxes	(9,143)	(3,352)
Change in assets and liabilities:
Inventories	(100,554)	(67,052)
Prepaid expenses and other current assets	3,029	1,730
Accounts payable	69,994	107,792
Other accrued expenses	5,952	(7,648)
Income taxes currently payable	(1,554)	(4,100)
Other	8,006	5,455

Net cash provided by operating activities	111,024	143,898

Cash flows from investing activities:
Capital expenditures	(49,435)	(68,828)
Proceeds from sale of property and equipment	44	250

Net cash used in investing activities	(49,391)	(68,578)

Cash flows from financing activities:
Borrowings under revolving credit agreement	274,033	517,382
Repayments under revolving credit agreement	(274,033)	(549,244)
Tax benefit on stock option exercises	2,924	413
Principal payments under capital lease obligations	(399)	(693)
Repurchase of common stock	(10,775)	(42,500)
Net proceeds from issuance of common stock	4,499	2,498

Net cash used in financing activities	(3,751)	(72,144)

Net increase in cash and cash equivalents	57,882	3,176

Cash and cash equivalents at beginning of period	36,989	13,180

Cash and cash equivalents at end of period	$94,871	$16,356

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$776	$2,788
Income taxes	53,312	43,023
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
Note 2 — Significant Accounting Policies:
Cost of Merchandise Sold
Cost of merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from our vendors to our distribution centers, from our distribution centers to our retail stores, and from one distribution center to another; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or market valuation, slow moving product, excess inventory quantities and the last-in, first-out (LIFO) inventory valuation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and benefit costs for retail, distribution center and corporate employees; occupancy costs of retail, distribution center and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel and lodging.
Warehousing and Distribution Costs
Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Income. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Distribution center costs were approximately $14.8 million and $13.4 million for the third quarter of fiscal 2009 and 2008, respectively, and they were approximately $43.7 million and $39.6 million for the first nine months of fiscal 2009 and 2008, respectively.

Depreciation and Amortization
Depreciation includes expenses related to all retail, distribution center and corporate assets. Amortization includes expenses related to definite-lived intangible assets.
Note 3 — Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2009 presentation. Amounts related to voucher receivables ($0.2 million at September 27, 2008) have been reclassified from cash and cash equivalents to prepaid expenses and other current assets. This change has affected our September 27, 2008 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal nine months ended September 27, 2008.
Note 4 — Fair Value of Financial Instruments:
Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. We had no borrowings under the revolving credit loan at September 26, 2009 or December 27, 2008. We had $23.1 million in borrowings under the revolving credit loan at September 27, 2008. The terms of our revolving credit loan include variable interest rates, plus an additional amount ranging from 0.35% to 0.90%, and based on timing of the cash flows and current market rates, the carrying value of our revolving credit loan approximates fair value.
Note 5 — Inventories:
Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Inventories are not in excess of market value. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $76.7 million, $68.3 million and $48.0 million higher than reported at September 26, 2009, December 27, 2008 and September 27, 2008, respectively.
Note 6 — Property and Equipment:
Property and equipment is comprised as follows:

	September 26,	December 27,	September 27,
	2009	2008	2008

Land	$27,646	$25,410	$25,410
Buildings and improvements	340,452	325,081	305,662
Furniture, fixtures and equipment	216,235	198,881	192,423
Computer software and hardware	84,008	74,589	68,802
Construction in progress	12,990	12,615	24,477

	681,331	636,576	616,774
Accumulated depreciation and amortization	(318,590)	(274,543)	(259,504)

	$362,741	$362,033	$357,270

Note 7 — Share-Based Payments:
We recognize compensation expense for share-based payments based on the fair value of the awards. Share-based payments include stock option and restricted stock unit grants and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense lowered pre-tax income by $2.9 million and $3.0 million for the third quarter of fiscal 2009 and 2008, respectively, and by $9.2 million for the first nine months of both fiscal 2009 and 2008. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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
The following summarizes information concerning stock option grants during fiscal 2009 and 2008:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Stock options granted	3,800	38,676	550,626	623,550
Weighted average exercise price	$46.04	$38.59	$34.37	$38.29
Weighted average fair value	$16.89	$15.05	$12.89	$14.53
The weighted average key assumptions used in determining the fair value of options granted in the three and nine months ended September 26, 2009 and September 27, 2008 are as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Expected price volatility	39.6%	38.6%	39.8%	38.5%
Risk-free interest rate	2.2%	3.3%	1.6%	2.9%
Weighted average expected lives in years	4.7	5.0	5.2	4.9
Forfeiture rate	8.0%	5.4%	6.8%	5.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 26, 2009, total unrecognized compensation expense related to non-vested stock options and restricted stock units was $15.2 million with a weighted average expense recognition period of 1.54 years.
Restricted Stock Units
During the first nine months of 2009 and 2008, we issued 149,151 and 84,458 restricted stock units, respectively, which vest over an approximate three-year term and had a grant date weighted average fair value of $34.63 and $38.21, respectively.

Employee Stock Purchase Plan
The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 38,293 and 44,185 shares of our common stock during the first nine months of fiscal 2009 and 2008, respectively. Total stock compensation expense related to the ESPP was approximately $338,000 and $370,000 during the first nine months of 2009 and 2008, respectively. At September 26, 2009, there were 3,199,762 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to our share-based compensation plans during the nine months ended September 26, 2009 (provided that, as noted above, the Company adopted its 2009 Stock Incentive Plan in replacement of its 2006 Stock Incentive Plan, effective May 7, 2009).
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
Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended			Three months ended
	September 26, 2009			September 27, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$21,979	36,034	$0.61	$15,870	36,429	$0.44

Dilutive stock options and restricted stock units outstanding	—	677	(0.01)	—	645	(0.01)

Diluted net income per share:
Net income	$21,979	36,711	$0.60	$15,870	37,074	$0.43

	Nine months ended			Nine months ended
	September 26, 2009			September 27, 2008
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic net income per share:
Net income	$77,213	35,954	$2.15	$57,218	37,045	$1.54

Dilutive stock options and restricted stock units outstanding	—	636	(0.04)	—	632	(0.02)

Diluted net income per share:
Net income	$77,213	36,590	$2.11	$57,218	37,677	$1.52

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
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 26, 2009 and September 27, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 26, 2009 and September 27, 2008).

The Credit Agreement requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio principally compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding straight-line rent). The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR. The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. We were in compliance with all covenants at September 26, 2009.
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
We repurchased 19,407 and 464,812 shares under the share repurchase program during the third quarter of 2009 and 2008, respectively. The total cost of the share repurchases was $0.9 million and $14.7 million during the third quarter of 2009 and 2008, respectively. We repurchased 321,030 and 1,280,205 shares under the share repurchase program during the first nine months of 2009 and 2008, respectively. The total cost of the share repurchases was $10.8 million and $42.5 million during the first nine months of 2009 and 2008, respectively. As of September 26, 2009, we had remaining authorization under the share repurchase program of $185.5 million exclusive of any fees, commissions, or other expenses.
Note 11 — New Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) modified FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“Topic 805”). Previous guidance applied only to business combinations in which control was obtained by transferring consideration. The revised guidance applies to all transactions or other events in which one entity obtains control over another. Topic 805 now defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. It also requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised guidance changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. Topic 805 retains the guidance for identifying and recognizing intangible assets apart from goodwill. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this revised guidance effective December 28, 2008 (fiscal 2009). Thus we are required to apply the revised guidance to any business acquisition which occurs on or after December 28, 2008, but this modification had no effect on prior acquisitions.
In April 2008, the FASB modified FASB ASC 350, Intangibles — Goodwill and Other, and FASB ASC 275, Risks and Uncertainties, for factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The modification requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the guidance for determining the useful life of a recognized intangible asset effective December 28, 2008 (fiscal 2009), and the guidance is applied prospectively to intangible assets acquired after the effective date. The guidance did not have an impact on our financial condition, results of operations or cash flow.

On April 9, 2009, the FASB modified FASB ASC 825, Financial Instruments, and FASB ASC 270, Interim Reporting, to extend the disclosure requirements related to the fair value of financial instruments to interim financial statements of publicly traded companies. We adopted this guidance effective June 27, 2009. This guidance did not have a significant impact on our financial condition, results of operations or cash flow.
In May 2009, the FASB modified FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. We adopted this guidance effective June 27, 2009. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 Topic 105, Generally Accepted Accounting Principles which establishes the FASB ASC. The FASB ASC is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. We adopted ASU No. 2009-01 effective September 26, 2009. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.
In August 2009, FASB issued ASU No. 2009-05 which amends ASC 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009 and is not expected to have a significant impact on our financial condition, results of operation or cash flow.
Note 12 — Commitments and Contingencies:
Construction commitments
We had commitments for new store construction projects totaling approximately $0.7 million at September 26, 2009.
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
Note 13 — Subsequent Events:
We evaluated all events or transactions that occurred after September 26, 2009 up through November 2, 2009, which represents the date these financial statements were filed with the Securities and Exchange Commission.

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
As with any business, many aspects of our operations are subject to influences outside our control. These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, and the ability to maintain an effective system of internal control over financial reporting. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations
Fiscal Three Months (Third Quarter) and Nine Months Ended September 26, 2009 and September 27, 2008
Net sales increased 1.9% to $747.7 million for the third quarter of 2009 from $733.9 million for the third quarter of 2008. Net sales increased 6.2% to $2.34 billion for the first nine months of fiscal 2009 from $2.21 billion for the first nine months of fiscal 2008. The net sales increase for the third quarter resulted primarily from the addition of new stores partially offset by a same-store sales decline of 5.1%. The net sales increase for the first nine months of fiscal 2009 was primarily the result of new store openings partially offset by a 1.7% decrease in same-store sales. Our third quarter same-store sales decline resulted primarily from softness in sales of seasonal big-ticket items and difficult comparisons due to strong sales of hurricane-related merchandise and seasonal heating products in the prior year’s quarter. The decline was partially offset by continued strong sales in core consumable categories, including animal and pet-related products, as well as repair and replacement parts.
We opened 17 new stores and relocated one store during the third quarter of 2009 compared to 20 new store openings and no relocations or closures during the prior year’s third quarter. During the first nine months of 2009, we opened 58 new stores, relocated two stores and closed one store compared to 70 new store openings and no relocations or closures during the first nine months of 2008. We operated 912 stores at September 26, 2009 compared to 834 stores at September 27, 2008.
The following chart indicates the average percentage of sales represented by each of our major product categories during the third quarter and first nine months of fiscal 2009 and 2008:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Product Category:
Livestock and Pet	41%	37%	40%	37%
Seasonal Products	21	23	23	25
Hardware and Tools	15	16	14	14
Clothing and Footwear	7	7	7	7
Truck, Trailer and Towing	9	9	9	9
Agricultural	7	8	7	8

Total	100%	100%	100%	100%

Gross margin for the third quarter and the first nine months of fiscal 2009 was $246.0 million and $749.3 million, respectively. This represents an increase of 12.8% and 12.3%, respectively, over the comparable periods of the prior year. Gross margin, as a percent of sales, was 32.9% for the third quarter of fiscal 2009 compared to 29.8% for the comparable period in fiscal 2008. The improvement in gross margin rate for the quarter resulted from a decrease in the LIFO provision, reduced transportation costs and effective markdown management.
The decrease in the LIFO charge of $8.7 million for the quarter is attributed to deflation or lower inflation in certain product categories and changes in product mix. The LIFO provision is dependent upon a combination of expected year-end inventory levels and mix, as well as the expected year-end inflation rate for the various product categories. We continue to project a LIFO charge for the full year, despite various cost reductions in certain product categories, because we anticipate an increase in certain key products with higher inflation indices. The increase is driven by our store base expansion and a commitment to better in-stocks on key items. As a result, we are adding merchandise that has higher inflation indices than the existing Company averages, and this creates a LIFO provision even as inflation moderates and inventory per store declines.
The reduced transportation costs resulted primarily from lower fuel costs and to a lesser extent improved transportation efficiencies. The improved markdown management results from our continued inventory reduction initiative through efforts to clear seasonal product and certain merchandise that will not be carried into future periods. For the first nine months of fiscal 2009, the gross margin rate was 32.0% compared to 30.2% for the first nine months of 2008, largely due to the same reasons.

Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Income. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Distribution center costs were approximately $14.8 million and $13.4 million for the third quarter of fiscal 2009 and 2008, respectively, and they were approximately $43.7 million and $39.6 million for the first nine months of fiscal 2009 and 2008, respectively.
Selling, general and administrative (“SG&A”) expenses increased 180 basis points to 25.9% of sales in the third quarter of fiscal 2009 from 24.1% of sales in the third quarter of fiscal 2008. This third quarter increase as a percent of sales was primarily attributable to the deleveraging related to the same-store sales decrease and, to a lesser extent, an increase in our sales tax audit expense as several states have initiated sales tax audits and an increase in incentive compensation expense related to the Company’s favorable results in the current year. SG&A expenses for the first nine months of fiscal 2009 increased 60 basis points to 24.5% of sales from 23.9% in the first nine months of fiscal 2008, primarily due to less sales leverage and increased incentive compensation expense.
Depreciation and amortization expense increased 10 basis points to 2.2% of sales in the third quarter of fiscal 2009 from 2.1% in the third quarter of fiscal 2008. As a percent of sales, depreciation and amortization expense increased 10 basis points to 2.1% in the first nine months of fiscal 2009 from 2.0% in the first nine months of fiscal 2008. The increases were related directly to new store growth and capital costs for infrastructure and technology.
Interest expense increased 10 basis points to 0.1% of sales in the third quarter of 2009 from 0.0% in the third quarter of fiscal 2008. For the first nine months of fiscal 2009, interest expense decreased to $1.1 million compared to $1.7 million for the comparable period in fiscal 2008. The year-to-date improvement is primarily due to a lower average outstanding balance on our credit facility, and a lower weighted-average interest rate.
Our effective income tax rate decreased to 37.8% in the third quarter and first nine months of fiscal 2009 compared with 39.3% and 38.8% for the third quarter and the first nine months of fiscal 2008, respectively, largely due to certain federal tax credits and the estimated favorable impact of other permanent tax differences on the revised full year taxable income.
As a result of the foregoing factors, net income for the third quarter of fiscal 2009 increased 38.5% to $22.0 million compared to $15.9 million in the third quarter of fiscal 2008. Net income for the first nine months of fiscal 2009 increased 34.9% to $77.2 million from $57.2 million in the first nine months of the prior year. Net income, as a percent of sales, increased 70 basis points to 2.9% for the third quarter of fiscal 2009 compared to 2.2% in the third quarter of fiscal 2008. For the first nine months of fiscal 2009, net income as a percent of sales increased 70 basis points to 3.3%, compared to 2.6% for the first nine months of fiscal 2008. Net income per diluted share for the third quarter of fiscal 2009 increased to $0.60 from $0.43 and, for the first nine months of fiscal 2009, increased to $2.11 from $1.52. Outstanding shares were reduced as a result of repurchases under our share repurchase program.
Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for store expansion and remodeling programs, including inventory purchases and technology upgrades. Our primary ongoing sources of liquidity are funds provided from operations, commitments available under our revolving credit agreement and normal trade credit.

At September 26, 2009, we had working capital of $374.0 million, which was a $90.8 million increase and an $86.5 million increase compared to December 27, 2008 and September 27, 2008, respectively. The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	September 26,	December 27,		September 27,
	2009	2008	Variance	2008	Variance
Current assets:
Cash and cash equivalents	$94.9	$37.0	$57.9	$16.4	$78.5
Inventories	704.0	603.4	100.6	703.1	0.9
Prepaid expenses and other current assets	40.4	41.9	(1.5)	40.7	(0.3)
Deferred income taxes	11.4	1.7	9.7	2.9	8.5

	850.7	684.0	166.7	763.1	87.6

Current liabilities:
Accounts payable	356.8	286.8	70.0	366.1	(9.3)
Other accrued expenses	119.5	113.5	6.0	108.0	11.5
Current portion of capital lease obligation	0.4	0.5	(0.1)	0.5	(0.1)
Income tax currently payable	—	—	—	1.0	(1.0)

	476.7	400.8	75.9	475.6	1.1

Working capital	$374.0	$283.2	$90.8	$287.5	$86.5

The increase in inventories since year-end resulted primarily from normal seasonal purchases as well as the purchase of additional inventory for new stores. These increases were offset by a decrease in average inventory per store due to planned initiatives to reduce inventory levels coupled with more aggressive clearance efforts. The increase in accounts payable resulted from the increase in inventories.
Operations provided net cash of $111.0 million and $143.9 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. The $32.9 million decrease in net cash provided in 2009 over 2008 is primarily due to changes in the following operating activities (in millions):

	Nine months ended
	September 26,	September 27,
	2009	2008	Variance
Net income	$77.2	$57.2	$20.0
Depreciation and amortization	48.8	44.7	4.1
Inventories and accounts payable	(30.6)	40.7	(71.3)
Stock compensation expense	9.2	9.2	—
Prepaid expenses and other current assets	3.0	1.7	1.3
Other accrued expenses	6.0	(7.6)	13.6
Income taxes currently payable	(1.6)	(4.1)	2.5
Other, net	(1.0)	2.1	(3.1)

Net cash provided by operations	$111.0	$143.9	$(32.9)

Cash flows from operating activities continue to provide the primary source of our liquidity. The decrease in net cash provided by operations in the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008 was primarily due to changes in inventory levels and timing of payments. As a result of the same store sales decrease in the third quarter the inventory turns declined from the prior year period. Slower inventory turns combined with more timely payments on accounts payable to capture payment discounts have resulted in a decline in financed inventory from 48.4% to 44.9%, resulting in a lower accounts payable increase relative to inventory. (The calculated financed inventory assumes FIFO inventory, excludes inventory in-transit, and includes gross book overdrafts in accounts payable.) This decrease was partially offset by the strong net income performance in 2009 and an increase in accrued expenses related to incentive compensation.
Investing activities used $49.4 million and $68.6 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures for the first nine months of fiscal 2009 and fiscal 2008 were as follows (in millions):

	Nine months ended
	September 26,	September 27,
	2009	2008
New/relocated stores and stores not yet opened	$26.5	$30.3
Information technology	11.4	9.9
Existing stores	10.0	7.6
Distribution center capacity and improvements	1.3	12.4
Other	0.2	0.1
Existing store properties acquired from lessor	—	8.5

	$49.4	$68.8

The above table reflects 58 new stores in the first nine months of fiscal 2009, compared to 70 new stores during the first nine months of fiscal 2008.
Financing activities used $3.8 million and $72.1 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. This decrease in net cash used is largely due to more repayments than borrowings under the Senior Credit Facility in the prior year and less repurchases of common stock under our share repurchase program.
We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group, which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively). The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments). We had approximately $323.8 million available for future borrowings, net of outstanding letters of credit, under our Credit Agreement at September 26, 2009.
The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures and share repurchases. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 26, 2009 and September 27, 2008). We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 26, 2009 and September 27, 2008). The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.
The Credit Agreement requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio principally compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding straight-line rent). The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR. The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. We were in compliance with all covenants at September 26, 2009.
We believe that our existing cash balances, expected cash flow from future operations, borrowings available under our Credit Agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store openings and renovations, over the next several years.
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

We repurchased 19,407 and 464,812 shares under the share repurchase program during the third quarter of 2009 and 2008, respectively. The total cost of the share repurchases was $0.9 million and $14.7 million during the third quarter of 2009 and 2008, respectively. We repurchased 321,030 and 1,280,205 shares under the share repurchase program during the first nine months of 2009 and 2008, respectively. The total cost of the share repurchases was $10.8 million and $42.5 million during the first nine months of 2009 and 2008, respectively. As of September 26, 2009, we had remaining authorization under the share repurchase program of $185.5 million exclusive of any fees, commissions, or other expenses.
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
Significant Contractual Obligations and Commercial Commitments
We had commitments for new store construction projects totaling approximately $0.7 million at September 26, 2009. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2008.
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
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (2.35% and 5.00% at September 26, 2009 and September 27, 2008, respectively) or LIBOR (0.25% and 3.43% at September 26, 2009 and September 27, 2008, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at September 26, 2009 and September 27, 2008). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at September 26, 2009 and September 27, 2008). See Note 9 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

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
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 26, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 26, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011. Stock repurchase activity during the third quarter of fiscal 2009 was as follows:

				Maximum Dollar
			Number of	Value of Shares
			Shares Purchased	That May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
June 28, 2009 – July 25, 2009	—	$—	—	$186,378,522
July 26, 2009 – August 22, 2009	—	$—	—	$186,378,522
August 23, 2009 – September 26, 2009	19,407	$47.13	19,407	$185,464,444

As of September 26, 2009	19,407		19,407	$185,464,444

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibits

10.47	Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.48	Form of Director Restricted Stock Unit Award Agreement.

10.49	Form of Restricted Share Unit Agreement for Officers.

10.50	Form of Deferred Stock Unit Award Agreement for Directors.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: November 2, 2009	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President — Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.47	Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent.

10.48	Form of Director Restricted Stock Unit Award Agreement.

10.49	Form of Restricted Share Unit Agreement for Officers.

10.50	Form of Deferred Stock Unit Award Agreement for Directors.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.