Form 10-K
period 2009-12-26
TRACTOR SUPPLY CO /DE/
filed 2010-02-24
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 26, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,234,085,441. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 23, 2010

Common Stock, $.008 par value	36,098,181
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TRACTOR SUPPLY COMPANY
INDEX

i

FORWARD-LOOKING STATEMENTS OR INFORMATION
This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information. The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written. These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified team members, product liability and other claims, potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting and those described in Item 1A. “Risk Factors.” Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I
Item 1. Business
Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com. Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:
•	Equine, pet and small animal products, including items necessary for their health, care, growth and containment;
•	Hardware and seasonal products, including lawn and garden power equipment;
•	Truck, towing and tool products;
•	Work/recreational clothing and footwear for the entire family;
•	Maintenance products for agricultural and rural use; and
•	Home décor, candy, snack food and toys.
Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We use a standard 15,500 square foot prototype for new purpose-built locations. For new existing buildings, one of several layout formats is utilized.
Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”), which operated 27 stores as of December 26, 2009 in Washington, Oregon, Idaho and Hawaii, offers a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
Tractor Supply Company has one reportable industry segment – farm and ranch retail sales, both at our retail locations and online.
At December 26, 2009, we operated 930 (inclusive of 27 Del’s stores) retail farm and ranch stores in 44 states.
Seasonality and Weather
Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of extreme weather conditions is somewhat mitigated by the geographic dispersion of our stores.
We experience our highest inventory and accounts payable balances during the first fiscal quarter each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.
Business Strategy
We believe our sales and earnings growth is a result of executing our business strategy, which includes the following key components:
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

Customer Service
We are committed to providing our customers a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps to promote strong customer loyalty and repeat shopping. As such, we seek to provide our store team members with decision-making authority, product knowledge and training to enable them to meet our customers’ needs.
We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors. Our training programs include (i) a full management training program which covers all aspects of our operations, (ii) product knowledge modules produced in conjunction with key vendors, (iii) frequent management skills training classes, (iv) semi-annual store manager meetings with vendor product presentations, (v) vendor sponsored in-store training programs and (vi) ongoing product information updates from our management headquarters, the Store Support Center. We seek to hire and train store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.
Our online shopping site is TractorSupply.com. The availability of many of our products online provides our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices. This capability further enhances customer service and extends our market to areas where retail stores are not currently located.
We offer proprietary, private label credit cards for individuals and business customers. In addition, we accept cash, checks, debit cards, Visa, MasterCard, American Express and Discover credit cards and gift cards.
Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies. Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores. Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location by comparison of “good, better, best” qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of our store layouts and visual displays afford our customers a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all of our store team members wear highly visible red vests, aprons or smocks and nametags, and our customer service and checkout counters are conveniently located.
Merchandising
We offer a differentiated assortment of products for our customers. Our broad product assortment is tailored to meet the regional and geographic needs of our markets, as well as the physical store size. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 15,500 to 19,000 unique products per store. No one product accounted for more than 10% of our sales during 2009.
Our stores carry a wide selection of high quality, nationally recognized, name brand merchandise. We also market a growing list of products under our “private-label programs,” i.e. products manufactured by a number of vendors at our direction and specifically for our sole benefit. The trademarks in the private label brand names are owned by us. Our private label brands include:
•	Masterhand and JobSmart (tools and tool chests)
•	Dumor and Producers Pride (livestock feed)
•	4health (pet foods)
•	Retriever and Paws ‘n Claws (pet foods)

•	Royal Wing (bird feeding supplies)
•	Milepost (equine products)
•	Groundwork (lawn and garden supplies)
•	Huskee (outdoor power equipment)
•	Countyline (livestock, farm and ranch equipment)
•	Traveller (truck/automotive products)
•	C.E. Schmidt (apparel and footwear)
•	Bit & Bridle (apparel)
•	Red Shed (gifts and collectibles)
We believe that the availability of top quality private label products at great prices provides superior value for our customers, a strategic advantage for us, and positions us as a destination store.
The following chart indicates the average percentages of sales represented by each of our major product categories during fiscal 2009, 2008 and 2007.

	Percent of Sales
Product Category	2009	2008(a)	2007(a)
Livestock and Pet	39%	36%	33%
Hardware and Seasonal	23	24	26
Truck and Tool	18	19	20
Clothing and Footwear	10	10	10
Agriculture	6	7	7
Gift and Recreation	4	4	4

	100%	100%	100%

(a)	Reclassified to conform to current year presentation.
Purchasing
We offer a differentiated assortment of products that are sourced through domestic and international vendors for those seeking to enjoy the “Out Here” lifestyle. Our business is not dependent upon any one vendor or particular group of vendors. We purchase our products from a core group of approximately 850 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2009. Approximately 250 vendors accounted for approximately 90% of our purchases during fiscal 2009. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for substantially all of our products. We have no material long-term contractual commitments with any of our vendors.
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
Over 97% of our purchase orders are transmitted through an electronic data interchange (“EDI”) system, and approximately 95% of merchandise vendor invoices are transmitted through EDI. We are expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted.
Distribution
We currently operate a distribution network for supplying our stores with merchandise, and in fiscal 2009 our stores received approximately 67% of our merchandise through this network. Our six distribution centers are located in Indiana, Georgia, Maryland, Texas, Nebraska, and Washington, representing total distribution capacity of 2.9 million square feet. In 2010, we are not planning any additional distribution center square footage as we concentrate on increasing the utilization of our existing space.

We manage our inbound and outbound transportation activity in-house through the use of a web-based transportation management system. We outsource the operation of our dedicated fleet to two third-party logistics providers and utilize several common carriers as required for store deliveries. The third-party logistics providers are responsible for managing drivers and tractors contracted to us, and they deliver animal feed products directly to stores from our vendors. We control our transportation costs through the monitoring of transportation routes and scheduling of deliveries and backhauls while minimizing empty miles.
Marketing
We utilize an “everyday value prices” strategy to consistently offer our products at competitive prices complemented by promotions primarily implemented during peak selling seasons. We regularly monitor prices at competing stores and adjust our prices as appropriate.
To generate store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail and internet offerings. Vendors frequently support these specific programs by offering temporary cost reductions, honoring coupons and funding gift card rebate programs.
Due to the relatively small size of our stores, increased traffic in the store ensures increased exposure to our products. Our vendors are committed to helping us promote our brand and position ourselves as a destination store. Our vendors provide assistance with product presentation and rack design, brochures, point-of-purchase materials for customers’ education and product education for our team members. We also receive funding through contributions and incentives on purchases to promote new stores and earn rebates from vendors on product purchases based on volume.
Competition
We operate in a competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete with general merchandise retailers, home center retailers and other specialty and discount retailers, as well as independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives. Some of these competitors are units of national or regional chains and may have substantially greater resources and financial capacities than we do. However, we believe we have successfully differentiated ourselves from these entities by focusing on our specialized market niche for customers living the rural lifestyle.
Management and Team Members
As of December 26, 2009, we employed approximately 7,600 full-time and approximately 5,700 part-time team members. We also employ additional part-time team members during peak periods. We are not party to any collective bargaining agreements.
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
We are committed to a continuous improvement program called Tractor Value System (“TVS”). TVS is a commitment to provide, through team member engagement, a business management system that emphasizes continuous improvement by embracing change of current practices to reduce cost, shorten lead times, and drive innovation. We have implemented numerous TVS project teams (comprised of team members from all areas of our operations) to evaluate key operations and implement process changes that will both improve efficiency and strengthen controls. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and responds to the suggestions.

All of our team members participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. We also provide our team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan (we contribute to the 401(k) savings plan solely through a cash match). Additionally, we share in the cost of health insurance provided to our team members, and team members receive a discount on merchandise purchased at our stores.
We encourage a “promote from within” environment when internal resources permit. We also provide internal leadership development programs designed to mentor our high potential team members for continued progress and believe we have satisfactory relationships with our team members. Our district managers and store managers have an average length of service of approximately five years. Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned store growth.
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
We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations and upgrades to support optimal software configurations and application performance. We plan to upgrade our information technology and implement other efficiency-driving system enhancements (including the continued rollout of a new point-of-sale system, an upgrade to our ERP system and a planned rollout of a new warehouse management system) in 2010. These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the systems to manage our operations while ensuring a secure and reliable environment.
Growth Strategy
Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday value prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, global sourcing, and optimization of transportation and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complementary strategy to organic growth.
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 13.0%. We project an increase of 70 to 80 new stores in 2010, an increase of approximately 8%. We opened 76 new stores in 2009 and 91 new stores in 2008, an increase of approximately 9% and 12%, respectively.
We operated 930 retail farm and ranch stores in 44 states as of December 26, 2009 and have plans to open 70 to 80 stores in fiscal 2010. We have developed a proven method for selecting store sites and have identified over 850 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States. The acquisition of Del’s enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, along with three stores in Hawaii. We have slowed the growth of Del’s as we refine the concept, and we do not plan to open any additional Del’s stores in fiscal 2010.

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
Our code of ethics, which is applicable to all of our team members, including our Chief Executive Officer, Chief Financial Officer and Controller, along with our Corporate Governance Guidelines and the charters of our Audit, Compensation, Corporate Governance and Nominating Committees of our Board of Directors, is posted on our website.
Item 1A. Risk Factors
Our business faces many risks. Those risks which we are currently aware and we deem to be material are described below. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may significantly suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this Form 10-K.
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
Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin. Additionally, significant inflationary pressures could have an adverse affect on our last-in, first-out (LIFO) inventory provision, which would negatively impact gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.
There is no assurance that we will be able to continue to increase sales at our existing stores.
We experience fluctuations in our same-store sales, which are defined as stores which have completed twelve months of sales. Our success depends, in part, upon our ability to improve sales at our existing stores. Various factors affect same-store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, competition, current economic conditions, the timing of release of new merchandise and promotional events, the success of marketing programs and weather conditions. These factors may cause our same- store sales results to differ materially from prior periods and from expectations. Past same-store sales are not necessarily an indication of future results, and there can be no assurance that our same-store sales will not decrease in the future.

Our failure to effectively manage growth could impair our business.
Even if we are able to implement, to a significant degree, our key business strategy of expanding our store base, we may experience managerial or operational problems, which may prevent any expected increase in profitability or negatively impact our cash flow. To manage our planned expansion, we must ensure the continuing adequacy of our existing systems, controls and procedures, including product distribution facilities, store management, financial controls and information systems. There can be no assurance that we will be able to achieve our planned expansion, that the new stores will be effectively integrated into our existing operations or that such stores will be profitable.
Capital requirements for growth may not be available.
The construction and opening or acquisition of new stores and the development of new production and distribution facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through bank borrowings and internally generated cash flow.
Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
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
An integral part of our business strategy includes the expansion of our base of stores by opening new stores. This expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers for such sites. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores in the manner we anticipate (due to, among other reasons, site approval or unforeseen delays in construction), our sales growth may be impeded.
New stores may negatively impact our results.
There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we continue to open new stores, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, as well as from the impact of related pre-opening costs.
Competition in our industry may hinder our ability to execute our business strategy and adversely affect our operations.
We operate in a very competitive market. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We believe we have successfully differentiated ourselves from general merchandise retailers, home center retailers and other specialty and discount retailers by focusing on our specialized market niche. However, we do face competition from these entities, as well as competition from independently-owned retail farm and ranch stores, privately-held regional farm store chains and farm cooperatives. Some of our competitors are units of national or regional chains that have substantially greater financial and other resources.
Weather conditions may have a significant impact on our financial results.
Historically, weather conditions have had a significant impact on our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices. In past years, we have experienced extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts in some states. Weather conditions also directly affect the demand for seasonal products, particularly during the winter heating season. Accordingly, the weather can have a material effect on our financial condition and results of operations.

There are certain risks associated with the seasonal nature of our business.
Our working capital needs and borrowings generally peak in our first and third fiscal quarters because lower sales are generated while expenses are incurred and inventory is increased in preparation for the spring and winter selling seasons. If cash on hand and borrowings under existing credit facilities are insufficient to meet the seasonal needs or if cash flow generated during the spring and winter is insufficient to repay associated borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
The products we sell are sourced from a variety of domestic and international vendors. All of our vendors must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting required vendor standards of conduct. We rely on foreign manufacturers for various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. We rely on long-term relationships with our suppliers but have no long-term contracts with such suppliers. Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones. This reliance increases the risk of inadequate and untimely supplies of various products due to local political, economic, social, or environmental conditions, transportation delays, restrictive actions by foreign governments, or changes in United States laws and regulations affecting imports or domestic distribution. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to serve the market’s needs and could have a material adverse effect on our business. As an importer, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.
Our failure to attract and retain qualified team members could adversely affect our financial performance.
Our ability to continue expanding operations depends on our ability to attract and retain a large and growing number of qualified team members. Our ability to meet labor needs while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.
We may be subject to product liability and other claims in the ordinary course of business.
Our business involves a risk of product liability and other claims in the ordinary course of business. We maintain general liability insurance with a deductible for each occurrence and a $33,000,000 aggregate retention applicable to all general liability and workers compensation claims. We also maintain umbrella limits above the primary general liability and product liability cover. In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance. Our ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim. No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.
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
We depend on management information systems for many aspects of our business. We could be materially adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued store growth. Many of our information systems contain confidential customer, Company or employee data. If we fail to adequately restrict access to this information, our financial performance could be adversely affected.
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
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment, inventories, lease obligations, self-insurance, tax matters and litigation, are highly complex and involve many subjective assumptions, estimates or judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 26, 2009, we operated 930 stores in 44 states. We lease more than 94% of our stores, two of our six distribution centers and our management headquarters. Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at our option. No single lease is material to our operations.

Following is a count of our store locations by state:

Number
State	of Stores
Texas	118
Ohio	68
Michigan	62
Tennessee	57
Pennsylvania	55
New York	50
Georgia	39
North Carolina	38
Florida	36
Indiana	36
Kentucky	35
Virginia	32
Oklahoma	22
Alabama	20
Washington	20
California	19
South Carolina	19
West Virginia	17
Illinois	15
Arkansas	14
Louisiana	14
Wisconsin	14
Missouri	13
Nebraska	12
Kansas	11
Iowa	10
Maryland	9
New Jersey	9
Minnesota	8
New Hampshire	7
North Dakota	7
Connecticut	6
South Dakota	6
Maine	5
Vermont	5
Massachusetts	4
Mississippi	4
Delaware	3
Hawaii	3
Oregon	3
New Mexico	2
Idaho	1
Montana	1
Rhode Island	1

930

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

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 26, 2009.
Executive Officers of the Registrant
Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2010.
The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age

James F. Wright	Chairman of the Board and Chief Executive Officer	60
Gregory A. Sandfort	President and Chief Merchandising Officer	54
Stanley L. Ruta	Executive Vice President and Chief Operating Officer	58
Anthony F. Crudele	Executive Vice President-Chief Financial Officer and Treasurer	53
Kimberly D. Vella	Senior Vice President-Human Resources	43
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.
The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select market for each fiscal quarter of the periods indicated:

	Price Range
	2009		2008
	High	Low	High	Low
First Quarter	$37.97	$28.67	$43.25	$28.01
Second Quarter	$43.72	$34.17	$42.07	$28.38
Third Quarter	$48.99	$39.68	$47.50	$26.70
Fourth Quarter	$54.50	$44.33	$45.40	$31.69
As of January 31, 2010, the approximate number of record holders of our common stock was 130 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 30,000.
Issuer Purchases of Equity Securities
We have a share repurchase program which provides for the repurchase of up to $400 million of our outstanding common stock through December 2011. Stock repurchase activity during fiscal 2009 is set forth in the table below:

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	That May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs
First Quarter	280,984	$32.45	280,984	$187,120,351
Second Quarter	20,639	35.97	20,639	186,378,522
Third Quarter	19,407	47.13	19,407	185,464,444

Fourth Quarter:
9/27/09 – 10/24/09	5,804	47.38	5,804	185,189,616
10/25/09 – 11/21/09	87,700	45.91	87,700	181,166,127
11/22/09 – 12/26/09	4,500	47.43	4,500	180,952,848

	98,004	46.06	98,004	180,952,848

As of December 26, 2009	419,034	$36.49	419,034	$180,952,848

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
The following graph compares the cumulative total stockholder return on our Common Stock from December 25, 2004 to December 26, 2009 (the Company’s fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period. The comparison assumes that $100 was invested on December 25, 2004 in our Common Stock and in each of the foregoing indices. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/25/04	12/31/05	12/30/06	12/29/07	12/27/08	12/26/09
Tractor Supply Company	$100.00	$147.34	$124.44	$98.41	$96.08	$150.38
S&P 500	$100.00	$103.15	$117.20	$122.18	$72.12	$93.09
S&P Retail Index	$100.00	$100.44	$109.84	$90.24	$59.71	$91.88

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

	2009	2008	2007	2006	2005
Operating Results:
Net sales	$3,206,937	$3,007,949	$2,703,212	$2,369,612	$2,067,979
Gross margin	1,034,957	912,261	852,708	746,146	636,631
Selling, general and administrative expenses	784,066	715,961	641,603	555,834	466,167
Depreciation and amortization	66,258	60,731	51,064	42,292	34,020

Operating income	184,633	135,569	160,041	148,020	136,444
Interest expense, net	1,644	2,133	5,037	2,688	1,632

Income before income taxes (a)	182,989	133,436	155,004	145,332	134,812
Income tax provision	67,523	51,506	58,763	54,324	49,143

Net income (a)	$115,466	$81,930	$96,241	$91,008	$85,669

Net income per share – basic (b)	$3.21	$2.22	$2.45	$2.27	$2.19

Net income per share – assuming dilution (b)	$3.15	$2.19	$2.40	$2.22	$2.09

Adjusted weighted average shares for dilutive earnings per share	36,649	37,464	40,100	41,060	40,980

Operating Data (percent of net sales):
Gross margin	32.3%	30.3%	31.5%	31.5%	30.8%
Selling, general and administrative expenses	24.4%	23.8%	23.7%	23.5%	22.6%
Operating income	5.8%	4.5%	5.9%	6.2%	6.6%
Net income	3.6%	2.7%	3.6%	3.8%	4.1%

Number of Stores:
Beginning of year	855	764	676	595	515
New stores opened	76	91	89	82	65
New stores acquired	—	—	—	—	16
Closed/sold stores	(1)	—	(1)	(1)	(1)

End of year	930	855	764	676	595

Number of stores relocated during year	2	1	12	15	18
Number of stores remodeled (c)	6	3	1	3	—
Capital expenditures (d)	$73,974	$91,759	$83,986	$90,565	$78,835
Same-store sales increase (decrease) (e)	(1.1%)	1.4%	3.4%	1.6%	5.7%
Average sales per store (000’s) (f)	$3,586	$3,703	$3,762	$3,699	$3,772
Average transaction value	$42.06	$44.55	$43.60	$43.12	$42.03
Average number of daily transactions per store	236	230	239	238	245
Total team members	13,300	12,800	11,600	9,800	8,700

Balance Sheet Data (at end of period):
Working capital	$415,749	$283,159	$312,068	$316,104	$240,732
Total assets	1,230,845	1,075,997	1,057,971	998,258	803,176
Long-term debt, less current portion (g)	1,407	1,797	57,351	2,808	10,739
Stockholders’ equity	733,203	610,130	565,337	598,904	477,698

(a)
In fiscal 2006, we adopted new accounting guidance for share-based compensation which lowered income before income taxes by $12.1 million, $12.3 million, $10.6 million and $9.7 million for 2009, 2008, 2007 and 2006, respectively. Net income was lowered by $7.7 million, $7.5 million, $6.6 million and $6.1 million for 2009, 2008, 2007 and 2006, respectively.

(b)
Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for options and warrants.

(c)	Reflects remodelings costing more than $150,000.

(d)	Includes assets acquired through capital leases.

(e)
Same-store sales increases (decreases) are calculated on an annual basis, including relocations in 2009 and 2008 and excluding relocations in 2007, 2006 and 2005, using all stores open at least one year.

(f)	Average sales per store is calculated based on the weighted average number of days open in the applicable period.

(g)	Long-term debt includes borrowings under the Company’s revolving credit agreement and amounts outstanding under its capital lease obligations, excluding the current portion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com. Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:
•	Equine, pet and small animal products, including items necessary for their health, care, growth and containment;
•	Hardware and seasonal products, including lawn and garden power equipment;
•	Truck, towing and tool products;
•	Work/recreational clothing and footwear for the entire family;
•	Maintenance products for agricultural and rural use; and
•	Home décor, candy, snack food and toys.
Our Tractor Supply stores typically range in size from 15,500 square feet to 18,500 square feet of inside selling space and additional outside selling space. We use a standard 15,500 square foot prototype for new purpose-built locations. For new existing buildings, one of several layout formats is utilized.
Our wholly-owned subsidiary, Del’s, which operated 27 stores as of December 26, 2009 in Washington, Oregon, Idaho and Hawaii, offers a wide selection of products (primarily in the equine, pet and animal category) tailored to those who enjoy the rural lifestyle. Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.
Our current and long-term growth strategy is to (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday value prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.
We have experienced considerable sales growth over the last five years, with a compounded annual growth rate of approximately 13.0%. We project an increase of 70 to 80 new stores in 2010, an increase of approximately 8%. We opened 76 new stores in 2009 and 91 new stores in 2008, an increase of approximately 9% and 12%, respectively.
We operated 930 retail farm and ranch stores in 44 states as of December 26, 2009 and have plans to open 70 to 80 stores in fiscal 2010. We have developed a proven method for selecting store sites and have identified over 850 potential additional markets for new Tractor Supply stores (excluding Del’s) in the United States. The acquisition of Del’s enabled us to establish an initial presence in the Pacific Northwest, primarily in Washington, along with three stores in Hawaii. We have slowed the growth of Del’s as we refine the concept, and we do not plan to open any additional Del’s stores in fiscal 2010.
The average cash investment for new leased stores opened in 2009 was $1.3 million for retrofit stores and $1.0 million for prototype stores. A majority of the cash outlay was for initial acquisition of inventory and capital expenditures (principally leasehold improvements, fixtures and equipment), and approximately $102,000 for pre-opening costs.
We have placed significant emphasis on our merchandising programs, evaluating the sales and profitability of our products through detailed line reviews, review of vendor performance measures and modification of the overall product offerings. We believe these efforts, coupled with a strong marketing program and in-depth product knowledge training of our store team members, have enhanced our sales and financial performance.

Seasonality and Weather
Our business is highly seasonal. Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products. Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of extreme weather conditions is somewhat mitigated by the geographic dispersion of our stores.
We experience our highest inventory and accounts payable levels during our first fiscal quarter each year for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.
Purchase Price Volatility
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services. Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin. Additionally, significant inflationary pressures could have an adverse affect on our last-in, first-out (LIFO) inventory provision, which would negatively impact gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality. Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.
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

Revenue Recognition and Sales Returns:
We recognize revenue at the time the customer takes possession of merchandise or receives services. If we receive payment before the customer has taken possession of the merchandise (as per our special order and layaway programs), the revenue is deferred until the sale is complete. Revenues from the sale of gift cards are deferred and recognized when: (i) the gift card or merchandise return card is redeemed by the customer; (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”); or (iii) the unredeemed merchandise returns cards expire (one year from issuance).

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

A 50 basis point change in our sales return rate at December 26, 2009, would have affected net earnings by approximately $170,000 in fiscal 2009.

A 50 basis point change in our gift card breakage rate would have affected net earnings by approximately $250,000 in fiscal 2009.

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

Our impairment reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding forecasted customer demand, and the promotional environment.

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

A 10% change in our impairment reserve at December 26, 2009, would have affected net earnings by approximately $545,000 in fiscal 2009.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Shrinkage
We perform physical inventories at each store at least once a year, and we have established reserves for estimating inventory shrinkage between physical inventory counts. The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

The estimated store inventory shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends.

Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends and the effect of loss prevention measures and new merchandising strategies.

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

A 10% change in our shrinkage reserve at December 26, 2009, would have affected net earnings by approximately $835,000 in fiscal 2009.

Vendor Support
We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs. The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to a few years. Many agreements are negotiated annually and are based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold. During the interim periods, the amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors.

The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we can reasonably estimate purchase volume and related vendor funding at interim periods, it is possible that actual year-end results could significantly differ from previously estimated amounts.

Our allocation methodology contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding customer demand, purchasing activity, target thresholds, vendor attrition and collectibility.

At the end of each fiscal year, a significant portion of the actual purchase activity is known. Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor support.

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2009.

If a 10% reserve had been applied against our outstanding vendor support due as of December 26, 2009, net earnings would have been affected by approximately $1.1 million.

Although it is unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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
If a 10% increase or decrease had been applied against our current inventory capitalized freight balance, net earnings would have been affected by approximately $2.9 million.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Share-Based Compensation:
We have share-based compensation plans, which includes incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 1, Significant Accounting Policies, and Note 2, Share-Based Compensation, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our share-based compensation programs.

We estimate the fair value of our stock option awards at the date of grant utilizing a Black-Scholes option pricing model. We estimate the fair value of our market-based restricted stock units at the date of grant utilizing average market price of our stock on the date of the related award.

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

While we update our assumptions annually, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in share-based compensation expense that could be material. The reported share-based compensation expense may not be representative of the actual economic cost of the share-based compensation.

A 10% change in our stock-based compensation expense for the year ended December 26, 2009, would have affected net earnings by approximately $765,000.

Self-Insurance Reserves:
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors and severity factors.

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

We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material.

A 10% change in our self-insurance reserves at December 26, 2009, would have affected net earnings by approximately $1.5 million in fiscal 2009.

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

Our sales tax audit reserve contains uncertainties because management is required to make assumptions and to apply judgment regarding the regulatory support for the complexity of agricultural-based exemptions, the ambiguity in state tax regulations, the number of ongoing audits, and the length of time required to settle with the state taxing authorities.

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

A 10% change in our sales tax liability reserve at December 26, 2009, would have affected net earnings by approximately $330,000 in fiscal 2009.

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

A 10% change in our unrecognized tax benefit reserve at December 26, 2009 would have affected net earnings by approximately $290,000 in fiscal 2009.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Goodwill:
Goodwill and intangible assets with indefinite lives are not amortized. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate. All goodwill at December 26, 2009 and December 27, 2008 is associated with the Del’s business and for purposes of impairment testing, Del’s is considered the reporting unit.

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

In the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. We determined that the fair value of the Del’s reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary. In reaching this conclusion, the fair value of the Del’s reporting unit was determined based on a weighting of income and market approaches. Under the income approach, the fair value of the Del’s reporting unit is calculated as the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions.

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

In developing the key judgments and assumptions used to assess impairment, we consider economic, operational and market conditions that could impact the fair value of the Del’s reporting unit. These estimates and the judgments and assumptions upon which the estimates are based may differ in some respects from actual results. Should a significant or prolonged deterioration in economic conditions persist, then key judgments and assumptions may be impacted. At December 26, 2009, the fair value of the Del’s reporting unit exceeded the carrying value of its net assets by approximately $100,000. Thus, if actual results are not consistent with our current estimates or assumptions, we may be exposed to an impairment charge that could be material.

Effect if Actual Results Differ From
Description	Judgments and Uncertainties	Assumptions

Long-Lived Assets:
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. None of these estimates and assumptions are significantly sensitive, and a 10% change in any of these estimates would not have a material impact on our analysis. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Quarterly Financial Data
Our unaudited quarterly operating results for each fiscal quarter of 2009 and 2008 are shown below (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2009
Net sales	$650,171	$946,504	$747,730	$862,532	$3,206,937
Gross margin	201,036	302,198	246,038	285,685	1,034,957
Operating income	1,185	88,294	35,797	59,357	184,633
Net income	470	54,764	21,979	38,253	115,466

Net income per share: (1)
Basic	$0.01	$1.53	$0.61	$1.06	$3.21
Diluted	$0.01	$1.50	$0.60	$1.04	$3.15

Same-store sales increase (decrease)	4.2%	(2.7%)	(5.1%)	0.7%	(1.1%)

2008
Net sales	$576,208	$898,327	$733,918	$799,496	$3,007,949
Gross margin	175,516	273,509	218,196	245,040	912,261
Operating income (loss)	(2,041)	71,158	26,077	40,375	135,569
Net income (loss)	(2,004)	43,352	15,870	24,712	81,930

Net income (loss) per share:(1)
Basic	$(0.05)	$1.17	$0.44	$0.68	$2.22
Diluted	$(0.05)	$1.15	$0.43	$0.67	$2.19

Same-store sales increase (decrease)	(6.5%)	3.4%	6.2%	1.3%	1.4%

(1)	Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.

Results of Operations
Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year. References to fiscal year mean the year in which that fiscal year ended. The fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 contain 52 weeks.
The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	67.7	69.7	68.5

Gross margin (a)	32.3	30.3	31.5
Selling, general and administrative expenses(a)	24.4	23.8	23.7
Depreciation and amortization	2.1	2.0	1.9

Operating income	5.8	4.5	5.9
Interest expense, net	0.1	0.1	0.2

Income before income taxes	5.7	4.4	5.7
Income tax provision	2.1	1.7	2.1

Net income	3.6%	2.7%	3.6%

(a)
Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution network in cost of merchandise sold and others like us exclude a portion of these distribution network costs from gross margin and instead include them in selling, general and administrative (“SG&A”) expenses; refer to Note 1 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2009 Compared to Fiscal 2008
Net sales increased 6.6% to $3.21 billion in fiscal 2009 from $3.01 billion in fiscal 2008. This increase resulted from the opening of new stores partially offset by a 1.1% decrease in same-store sales. The same-store average daily transaction count increased 5.3%, while same-store transaction value decreased 6.0% for fiscal 2009.
Same-store sales decreased 1.1% compared with a same-store sales increase of 1.4% in the prior year. This same-store sales decline was primarily driven by softness in sales of seasonal big ticket (merchandise priced $350 or greater) and discretionary merchandise, partially offset by continued strong results in core consumable categories, including animal and pet-related products.
In fiscal 2009, we opened 76 new stores (compared to 91 new stores in fiscal 2008), relocated two stores (compared to one in fiscal 2008) and closed one store (compared to no stores in fiscal 2008).
Gross margin increased 13.4% to $1,035.0 million compared to $912.3 million in 2008. As a percent of sales, gross margin increased to 32.3% for fiscal 2009 compared to 30.3% for fiscal 2008. The increase in gross margin resulted primarily from a substantial decrease in the LIFO provision and lower transportation costs.
The LIFO charge decreased by $35.9 million to $6.9 million in fiscal 2009 compared to $42.8 million in fiscal 2008. The decrease is due to an overall decline in the rate of inflation and cost reductions in certain product categories. Even as inflation moderates and inventory per store declines, we continue to generate a LIFO charge as we add merchandise that has higher inflation indices than the existing Company average.
As a percent of sales, SG&A expenses increased 60 basis points to 24.4% in fiscal 2009 from 23.8% in fiscal 2008. This increase as a percent of sales was primarily attributable to the deleveraging related to the same-store sales decrease and higher incentive compensation and occupancy costs, partially offset by reduced marketing costs. Depreciation and amortization expense increased 10 basis points as a percent of sales in fiscal 2009 over fiscal 2008 due mainly to costs associated with new stores.

Net interest expense decreased 22.9% to $1.6 million in fiscal 2009 from $2.1 million in fiscal 2008; however, net interest expense remained consistent as a percent of sales. This decrease is directly related to lower average borrowings partially offset by higher interest charges associated with sales tax audits.
Our effective tax rate decreased to 36.9% for fiscal 2009 compared to 38.6% in fiscal 2008. This reduction in the tax resulted from the favorable impact of certain federal tax credits and a lower percentage of unfavorable permanent tax differences relative to income before taxes.
As a result of the foregoing factors, net income for fiscal 2009 increased 40.9% to $115.5 million, or $3.15 per diluted share, as compared to net income of $81.9 million, or $2.19 per diluted share, in fiscal 2008.
During 2009, we repurchased approximately 0.4 million shares of stock for $15.3 million as part of our previously announced $400 million share repurchase program. In 2008, we repurchased approximately 1.6 million shares at a total cost of $53.9 million.
Fiscal 2008 Compared to Fiscal 2007
Net sales increased 11.3% to $3,007.9 million in fiscal 2008 from $2,703.2 million in fiscal 2007. This increase resulted from the opening of new stores as well as a same-store sales improvement of 1.4%. The same-store average daily transaction count increased 0.1%, while same-store transaction value increased 1.3% for fiscal 2008.
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
Gross margin increased 7.0% to $912.3 million compared to $852.7 million in 2007. As a percent of sales, gross margin decreased to 30.3% for fiscal 2008 compared to 31.5% for fiscal 2007. The decrease in gross margin resulted primarily from a substantial increase in the LIFO provision. The LIFO provision increased by $37.6 million to $42.8 million in fiscal 2008 compared to $5.2 million in fiscal 2007. The increase is due to significant inflation (increases in costs for certain commodities, petroleum-based products and steel), a shift in the product mix towards higher turning, higher inflationary items and clearance activity.
As a percent of sales, SG&A expenses increased 10 basis points to 23.8% in fiscal 2008 from 23.7% in fiscal 2007. This increase was due largely to occupancy and payroll expenses relating to new stores, which generally have higher costs in relation to sales volume than the chain average, offset by an aggressive expense management program. Depreciation and amortization expense increased 18.9% in fiscal 2008 over fiscal 2007 due mainly to costs associated with new stores.
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

Liquidity and Capital Resources
In addition to normal operating expenses, our primary ongoing cash requirements are for expansion, remodeling and relocation programs, including inventory purchases and capital expenditures. Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, capital and operating leases and normal trade credit. Our inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and winter selling seasons, respectively.
Financial markets experienced extreme volatility in 2008 and 2009 amid negative developments in housing and mortgage-related activities, weakness of major financial institutions, governmental actions, and negative economic developments. These conditions have resulted in disruptions in credit and lending activities.
Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. We have experienced no inability by our banks to meet borrowing requests. We have a diversified banking group which we believe should help mitigate any potential disruptions, if one occurs.
Working Capital
At December 26, 2009, we had working capital of $415.7 million, a $132.5 million increase from December 27, 2008. This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	2009	2008	Variance
Current assets:
Cash and cash equivalents	$172.9	$37.0	$135.9
Inventories	601.2	603.4	(2.2)
Prepaid expenses and other current assets	42.3	41.9	0.4
Deferred income taxes	17.9	1.7	16.2

	834.3	684.0	150.3

Current liabilities:
Accounts payable	$273.2	$286.8	$(13.6)
Accrued expenses	137.4	113.5	23.9
Income taxes payable	7.6	—	7.6
Current portion of capital lease obligation	0.4	0.5	(0.1)

	418.6	400.8	17.8

Working capital	$415.7	$283.2	$132.5

In comparison to prior year end, working capital increased primarily as a result of an increase in cash. The increase in cash resulted principally from stronger earnings, a decrease in net repayments under the revolving credit agreement, reduced share repurchase activity, and a decline in average inventory per store and capital expenditure activity. This was partially offset by increased accrued expenses principally as a result of timing of payments and higher incentive compensation accruals over the prior year.
We have aggressively managed inventory and reduced our average inventory per store due to planned inventory management initiatives while improving our in stock levels. Accounts payable has also declined as a result of more timely payments on accounts payable in order to capture payment discounts offered by our vendors. Trade credit arises from our vendors granting payment terms for inventory purchases. Payment terms generally vary from 30 days to 180 days depending on the inventory product. Certain vendors offer payment discounts for payments made within a shorter period, typically within 10 to 15 days.
Borrowings and Credit Facilities
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

At December 26, 2009 and December 27, 2008, there were no outstanding borrowings under the Credit Agreement. There were $35.2 million and $25.1 million outstanding letters of credit as of December 26, 2009 and December 27, 2008, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at December 26, 2009) or the London Inter-Bank Offer Rate (“LIBOR”) (0.23% at December 26, 2009) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 26, 2009). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 26, 2009). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio principally compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding straight-line rent). The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR. The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. We were in compliance with all covenants at December 26, 2009.
Sources and Uses of Cash
Our primary source of liquidity is cash provided by operations. Principal uses of cash for investing activities are capital expenditures and financing activities are payments on debt and repurchase of the Company’s common stock. The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

	2009	2008	2007
Net cash provided by operating activities	$215.3	$217.7	$154.8
Net cash used in investing activities	(73.8)	(88.4)	(82.6)
Net cash used in financing activities	(5.6)	(105.5)	(85.1)

Net increase (decrease) in cash and cash equivalents	$135.9	$23.8	$(12.9)

Operating Activities
The $2.4 million decrease in net cash provided by operations in fiscal 2009 over fiscal 2008 is primarily due to changes in the following operating activities (in millions):

	2009	2008	Variance
Net income	$115.5	$81.9	$33.6
Depreciation and amortization	66.3	60.7	5.6
Stock compensation expense	12.1	12.3	(0.2)
Deferred income taxes	(13.6)	1.6	(15.2)
Inventories and accounts payable	(11.4)	61.0	(72.4)
Accrued expenses	23.9	(2.1)	26.0
Income taxes currently payable	7.6	(5.9)	13.5
Other, net	14.9	8.2	6.7

Net cash provided by operations	$215.3	$217.7	$(2.4)

Cash flow from operating activities continues to provide the primary source of our liquidity. The decrease in net cash provided by operations in fiscal 2009 compared with fiscal 2008 was primarily due to changes in inventory levels and the timing of payments. Inventory levels decreased in 2009 compared to 2008 due to a continued focus on inventory management in 2009. Accounts payable levels have decreased at a greater rate as a result of more timely payments to capture payment discounts offered by vendors.
The $62.9 million increase in net cash provided by operations in fiscal 2008 over fiscal 2007 is primarily due to changes in the following operating activities (in millions):

	2008	2007	Variance
Net income	$81.9	$96.2	$(14.3)
Depreciation and amortization	60.7	51.1	9.6
Stock compensation expense	12.3	10.6	1.7
Deferred income taxes	1.6	7.0	(5.4)
Inventories and accounts payable	61.0	(11.9)	72.9
Accrued expenses	(2.1)	4.3	(6.4)
Income taxes currently payable	(5.9)	(6.5)	0.6
Other, net	8.2	4.0	4.2

Net cash provided by operations	$217.7	$154.8	$62.9

The improvement in net cash provided by operations in fiscal 2008 compared with fiscal 2007 was primarily due to changes in inventory levels and the timing of payments. Inventory levels decreased in 2008 compared to 2007, due to an increased focus on inventory management.
Investing Activities
Investing activities used $73.8 million, $88.4 million and $82.6 million in fiscal 2009, 2008 and 2007, respectively. The majority of this cash requirement relates to our capital expenditures.
Our significant store expansion, coupled with required investment in infrastructure, resulted in the following capital expenditures, including capital leases (in millions):

	2009	2008	2007
New and relocated stores and stores not yet opened	$31.7	$39.8	$38.1
Existing store properties acquired from lessor	—	8.5	6.8
Existing stores	18.4	10.0	18.3
Distribution center capacity and improvements	4.3	16.2	3.3
Information technology	17.6	17.2	17.4
Corporate and other	2.0	0.1	0.1

	$74.0	$91.8	$84.0

Our long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets. This growth will also require continuing investment in information technology. The costs reflected above are typically building improvements, as we lease the majority of our facilities. We currently estimate that capital expenditures will range between $90 million and $100 million in fiscal 2010. While we plan to open approximately the same number of stores in 2010 compared to 2009, we expect to have additional capital expenditures next year including a comprehensive warehouse management system designed to improve throughput and efficiencies in the distribution center network and other efficiency-driving system enhancements in 2010.
Financing Activities
Financing activities used $5.6 million, $105.5 million, and $85.1 million in fiscal 2009, 2008 and 2007, respectively. The cash used by financing activities in fiscal 2009 is mainly the result of share repurchase activity and borrowings and repayments under the Credit Agreement.
We have a Board-approved share repurchase program which provides for repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares will be held in treasury. The program may be limited or terminated at any time without prior notice. As of December 26, 2009, we had remaining authorization under the share repurchase program of $181.0 million exclusive of any fees, commissions, or other expenses.
We repurchased approximately 0.4 million, 1.6 million and 3.2 million shares for a total cost of $15.3 million, $53.9 million and $150.0 million in fiscal 2009, 2008 and 2007, respectively. Repurchased shares are accounted for at cost and will be held in treasury for future issuance.
We believe that our existing cash balances, expected cash flow from future operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including store openings, relocations and renovations, over the next several years.

Significant Contractual Obligations and Commercial Commitments
The following table reflects our future obligations and commitments as of December 26, 2009 (in thousands):

	Payment Due by Period
	Total
	Contractual	Less than			More than
	Obligations	1 year	1-3 years	4-5 years	5 years
Operating leases	$1,484,979	$161,214	$311,229	$280,260	$732,276
Capital leases (1)	3,242	526	352	292	2,072
Purchase obligations (2)	2,683	2,683	—	—	—

	$1,490,904	$164,423	$311,581	$280,552	$734,348

(1)	Capital lease obligations include related interest.

(2)	The amounts for purchase obligations include commitments for construction of stores expected to be opened in fiscal 2010.
The Company had outstanding letters of credit of $35.2 million as of December 26, 2009.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) modified FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“Topic 805”). Previous guidance applied only to business combinations in which control was obtained by transferring consideration; the revised guidance applies to all transactions or other events in which one entity obtains control over another. Topic 805 now defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. It also requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised guidance changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. Topic 805 retains the guidance for identifying and recognizing intangible assets apart from goodwill. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this revised guidance effective December 28, 2008 (fiscal 2009). Thus we are required to apply the revised guidance to any business acquisition which occurs on or after December 28, 2008, but this modification had no effect on prior acquisitions.
In April 2008, the FASB modified FASB ASC 350, Intangibles – Goodwill and Other, and FASB ASC 275, Risks and Uncertainties, for factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The modification requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the guidance for determining the useful life of a recognized intangible asset effective December 28, 2008 (fiscal 2009), and the guidance is applied prospectively to intangible assets acquired after the effective date. The guidance did not have an impact on our financial condition, results of operations or cash flow.
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
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 Topic 105, Generally Accepted Accounting Principles, which establishes the FASB ASC. The FASB ASC is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. We adopted ASU No. 2009-01 effective September 26, 2009. This impacted the Company’s notes to financial statements since all references to authoritative accounting literature are referenced in accordance with the FASB ASC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at both December 26, 2009 and December 27, 2008) or LIBOR (0.23% and 0.46% at December 26, 2009 and December 27, 2008, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at both December 26, 2009 and December 27, 2008). We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the credit line (0.10% at both December 26, 2009 and December 27, 2008). A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would result in approximately $111,000 of additional annual interest expense and would not impact the fair market value of the long-term debt.

Item 8. Financial Statements and Supplementary Data
INDEX
TRACTOR SUPPLY COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tractor Supply Company
We have audited Tractor Supply Company’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 26, 2009 and December 27, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

Nashville, Tennessee
February 24, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Tractor Supply Company
We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

Nashville, Tennessee
February 24, 2010

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2009	2008	2007

Net sales	$3,206,937	$3,007,949	$2,703,212

Cost of merchandise sold	2,171,980	2,095,688	1,850,504

Gross margin	1,034,957	912,261	852,708

Selling, general and administrative expenses	784,066	715,961	641,603
Depreciation and amortization	66,258	60,731	51,064

Operating income	184,633	135,569	160,041

Interest expense, net	1,644	2,133	5,037

Income before income taxes	182,989	133,436	155,004

Income tax expense	67,523	51,506	58,763

Net income	$115,466	$81,930	$96,241

Net income per share — basic	$3.21	$2.22	$2.45

Net income per share — assuming dilution	$3.15	$2.19	$2.40

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Dec. 26,	Dec. 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$172,851	$36,989
Inventories	601,249	603,435
Prepaid expenses and other current assets	42,320	41,902
Deferred income taxes	17,909	1,676

Total current assets	834,329	684,002

Property and Equipment:
Land	27,646	25,410
Buildings and improvements	350,505	325,081
Furniture, fixtures and equipment	226,967	198,881
Computer software and hardware	88,700	74,589
Construction in progress	11,562	12,615

	705,380	636,576
Accumulated depreciation and amortization	(335,135)	(274,543)

Property and equipment, net	370,245	362,033

Goodwill	10,258	10,258
Deferred income taxes	11,091	13,727
Other assets	4,922	5,977

Total assets	$1,230,845	$1,075,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273,208	$286,828
Other accrued expenses	137,375	113,465
Current portion of capital lease obligations	392	550
Income taxes payable	7,605	—

Total current liabilities	418,580	400,843

Revolving credit loan	—	—
Capital lease obligations, less current maturities	1,407	1,797
Straight-line rent liability	45,515	38,016
Other long-term liabilities	32,140	25,211

Total liabilities	497,642	465,867

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	—	—
Common Stock, 100,000,000 shares authorized, $.008 par value; 41,309,743 shares issued and 36,076,408 shares outstanding at December 26, 2009 and 40,875,886 shares issued and 36,061,585 shares outstanding at December 27, 2008	330	327
Additional paid-in capital	190,938	168,045
Treasury stock, at cost, 5,233,335 shares at December 26, 2009 and 4,814,301 shares at December 27, 2008	(219,204)	(203,915)
Retained earnings	761,139	645,673

Total stockholders’ equity	733,203	610,130

Total liabilities and stockholders’ equity	$1,230,845	$1,075,997

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

Stockholders’ equity at December 30, 2006	$322	$129,249	$—	$469,355	$(22)	$598,904

Cumulative effect of change in accounting principle (Note 9)				(1,853)		(1,853)
Issuance of common stock under employee stock purchase plan (46,654 shares)	1	1,844				1,845
Exercise of stock options (371,823 shares)	3	5,586				5,589
Stock compensation		10,620				10,620
Tax benefit of stock options exercised		4,018				4,018
Repurchase of common stock (3,216,187 shares)			(150,049)			(150,049)
Foreign currency translation adjustment					22	22
Net income				96,241		96,241

Stockholders’ equity at December 29, 2007	326	151,317	(150,049)	563,743	—	565,337

Issuance of common stock under employee stock purchase plan (61,348 shares)		1,680				1,680
Exercise of stock options (114,329 shares)	1	1,469				1,470
Stock compensation		12,257				12,257
Tax benefit of stock options exercised		1,322				1,322
Repurchase of common stock (1,598,114 shares)			(53,866)			(53,866)
Net income				81,930		81,930

Stockholders’ equity at December 27, 2008	327	168,045	(203,915)	645,673	—	610,130

Issuance of common stock under employee stock purchase plan (50,735 shares)		1,631				1,631
Exercise of stock options (383,122 shares)	3	4,345				4,348
Stock compensation		12,130				12,130
Tax benefit of stock options exercised		4,787				4,787
Repurchase of common stock (419,034 shares)			(15,289)			(15,289)
Net income				115,466		115,466

Stockholders’ equity at December 26, 2009	$330	$190,938	$(219,204)	$761,139	$—	$733,203

The accompanying notes are an integral part of these financial statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2009	2008	2007
Cash flows from operating activities:
Net income	$115,466	$81,930	$96,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,258	60,731	51,064
(Gain) loss on disposition of property and equipment	213	(425)	30
Stock compensation expense	12,130	12,257	10,620
Deferred income taxes	(13,597)	1,566	7,047
Change in assets and liabilities:
Inventories	2,186	32,553	(41,137)
Prepaid expenses and other current assets	(409)	1,007	(4,802)
Accounts payable	(13,620)	28,482	29,175
Accrued expenses	23,910	(2,136)	4,339
Income taxes payable	7,605	(5,928)	(6,488)
Other	15,175	7,689	8,687

Net cash provided by operating activities	215,317	217,726	154,776

Cash flows from investing activities:
Capital expenditures	(73,974)	(91,759)	(83,547)
Proceeds from sale of property and equipment	97	3,324	974

Net cash used in investing activities	(73,877)	(88,435)	(82,573)

Cash flows from financing activities:
Borrowings under revolving credit agreement	274,033	853,903	1,050,931
Repayments under revolving credit agreement	(274,033)	(908,903)	(995,931)
Excess tax benefit of stock options exercised	4,280	1,085	3,149
Principal payments under capital lease obligations	(548)	(851)	(675)
Repurchase of common stock	(15,289)	(53,866)	(150,049)
Net proceeds from issuance of common stock	5,979	3,150	7,434

Net cash used in financing activities	(5,578)	(105,482)	(85,141)

Net increase (decrease) in cash	135,862	23,809	(12,938)

Cash and cash equivalents at beginning of year	36,989	13,180	26,118

Cash and cash equivalents at end of year	$172,851	$36,989	$13,180

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$838	$3,890	$3,953
Income taxes	66,888	55,476	54,939

Supplemental disclosure of non-cash activities:
Equipment acquired through capital leases	$—	$—	$439
The accompanying notes are an integral part of these financial statements.

Note 1 — Significant Accounting Policies:
Nature of Business
Tractor Supply Company (the “Company”, “we”, “us” and/or “our”) is the largest operator of retail farm and ranch stores in the United States. We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”) operated 27 stores as of December 26, 2009. At December 26, 2009, we operated a total of 930 retail farm and ranch stores (including Del’s) in 44 states and also offered a number of products online at TractorSupply.com.
Fiscal Year
Our fiscal year ends on the last Saturday of the calendar year and includes 52 or 53 weeks. The fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 consist of 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.
Reclassifications
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2009 presentation. Amounts related to voucher receivables ($0.2 million and $0.5 million at December 27, 2008 and December 29, 2007, respectively) have been reclassified from cash and cash equivalents to prepaid expenses and other current assets. Also, amounts related to prepaid fixtures ($0.3 million at December 27, 2008) previously classified in prepaid expenses and other current assets have been reclassified to other assets to reflect their long-term status. Those changes have affected our December 27, 2008 Consolidated Balance Sheet and the Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2008 and December 29, 2007.
Segment Information
Tractor Supply Company has one reportable industry segment which is the operation of farm and ranch retail stores. We also offer a number of products online at TractorSupply.com.
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
We are required to collect certain taxes and fees from customers on behalf of government agencies and remit such collections to the applicable governmental entity on a periodic basis. These taxes are collected from customers at the time of purchase, but are not included in net sales. We record a liability upon collection from the customer and relieve the liability when payments are remitted to the applicable governmental agency.
We estimate a liability for sales returns based on a one-year rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales. Our estimation methodologies have been consistently applied from year to year; however, as with any estimate, refund activity may vary from estimated amounts. At December 26, 2009 we had a liability of $3.1 million reserved for sales returns, compared to $3.2 million at December 27, 2008.

We recognize a benefit for gift cards when: (i) the gift card or merchandise return card is redeemed by the customer; (ii) the likelihood of the gift card being redeemed by the customer is remote (referred to as “breakage”); or (iii) the unredeemed merchandise returns cards expire (one year from issuance). The gift card breakage rate is based upon historical redemption patterns and a benefit is recognized for unredeemed gift cards in proportion to those historical redemption patterns. We recognized a benefit of $1.1 million, $1.4 million and $1.2 million in fiscal 2009, 2008 and 2007, respectively.
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
Vendor Support
We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs. The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to a few years. Many agreements are negotiated annually and are based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.
During the interim periods, the amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors. The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we have the ability to reasonably estimate purchase volume and related vendor funding at interim periods, it is possible that actual year-end results could significantly differ from the previously estimated amounts.
Freight
We incur various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.
Share-Based Compensation
We have share-based compensation plans, which includes incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan, covering certain members of management and non-employee directors.
We estimate the fair value of stock option awards on the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of our stock option awards. Option valuation models require the input of subjective assumptions including expected stock price volatility, risk-free interest rate and expected life. We rely on historical volatility trends to estimate future volatility assumptions. The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. We adjust this estimate periodically, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
We believe our estimates are reasonable in the context of historical experience. Future results will depend on, among other matters, levels of share-based compensation granted in the future, actual forfeiture rates and the timing of option exercises.
Self-Insurance Reserves
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values. The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results. At December 26, 2009, we had recorded net insurance reserves of $23.7 million compared to $22.6 million at December 27, 2008.
Sales Tax Audit Reserve
A portion of our sales are to tax-exempt customers. We obtain exemption information as a necessary part of each tax-exempt transaction. Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment. These circumstances also create some risk that we could be challenged as to the propriety of our sales tax compliance. While we believe we reasonably enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, will not have a significant liability for disallowed exemptions.
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
Credit Cards/Accounts Receivable
Sales generated through our private label credit cards are not reflected as accounts receivable. Under an agreement with Citi Cards, a division of Citigroup (“Citigroup”), consumer and business credit is extended directly to customers by Citigroup. All credit program and related services are performed and controlled directly by Citigroup.
Pre-opening Costs
Non-capital expenditures incurred in connection with opening new store and distribution centers, primarily payroll and rent, are expensed as incurred. Preopening costs were approximately $7.5 million, $8.7 million and $9.4 million in 2009, 2008 and 2007, respectively.
Store Closing Costs
We regularly evaluate the performance of our stores and periodically close those that are under-performing. We record a liability for a cost associated with an exit or disposal activity when the liability is incurred, usually in the period the store closes. Store closing costs were not significant to results of operations for any of the fiscal years presented.
Cash and Cash Equivalents
Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents. The majority of payments due from banks for customer credit card transactions process within 24-48 hours and are accordingly classified as cash and cash equivalents.
Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments, including capital leases. The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value. We had no borrowings under the Credit Agreement at December 26, 2009 or December 27, 2008.
Inventories
Inventories are stated using the lower of LIFO cost or market. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the FIFO method of accounting for inventory had been used, inventories would have been approximately $75.2 million and $68.3 million higher than reported at December 26, 2009 and December 27, 2008, respectively.
Vendor Concentration
Approximately 250 vendors accounted for 90% of our purchases for fiscal 2009, with no one vendor representing more than 10% of purchases during the year.
Cost of Merchandise Sold
Cost of Merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from our vendors to our distribution centers; from our distribution centers to our retail stores; and from one distribution center to another; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or market valuation, slow moving product, excess inventory quantities and the LIFO inventory valuation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) include payroll and benefit costs for retail, distribution center and corporate employees; occupancy costs of retail, distribution center and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel and lodging.
Warehousing and Distribution Costs
Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Distribution Center costs for fiscal 2009, 2008 and 2007 were approximately $59.0 million, $52.8 million and $49.9 million, respectively.
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
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on an estimated future cash flow model. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
During fiscal year 2009 impairment charges of $0.8 million were recorded representing the amount required to write-down carrying value of certain leasehold improvements to the assets’ estimated fair value. Impairment charges are included in SG&A expenses in the Consolidated Statement of Income. No significant impairment charges were recognized in fiscal years 2008 and 2007.
Goodwill
Goodwill and intangible assets with indefinite lives are not amortized. We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate. All goodwill at December 26, 2009 and December 27, 2008 is associated with the Del’s business and, for purposes of impairment testing, Del’s is considered the reporting unit.
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
In the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill and determined there was no impairment. We determined that the fair value of the Del’s reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary. In reaching this conclusion, the fair value of the Del’s reporting unit was determined based on a weighting of income and market approaches. Under the income approach, the fair value of the Del’s reporting unit is calculated as the present value of estimated future cash flows. Under the market approach, the fair value is based on observed market multiples for comparable businesses and guideline transactions. Both of these approaches involve the use of significant estimates as to revenues, gross margin, operating costs and cash flows. We considered historical and estimated future results, economic and market conditions and the impact of planned business and operational strategies in deriving these estimates.
Advertising Costs
Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses for fiscal 2009, 2008 and 2007 were approximately $45.7 million, $58.0 million and $58.6 million, respectively. Prepaid advertising costs were approximately $0.2 million and $0.4 million at December 26, 2009 and December 27, 2008, respectively.

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
Foreign Currency Translation
Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity. The assets and liabilities of our store in British Columbia, which was sold in fiscal 2007, were translated into United States dollars at year-end rates of exchange, while revenues and expense items were translated at average rates for the period.
Note 2 — Share-Based Compensation:
We recognize share-based compensation expense based on the fair value of the awards. Share-based compensation includes stock option and restricted stock unit grants and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value and the discount on shares sold to employees, which represents the difference between the grant date fair value and the employee purchase price.
Share-based compensation expense including reductions in expense for modifications of awards lowered pre-tax income by $12.1 million, $12.3 million and $10.6 million for fiscal 2009, 2008 and 2007, respectively.
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
Under the terms of the 2009 Stock Incentive Plan, a maximum of 3,100,000 shares are available for grant as stock options or other awards. At December 26, 2009, we had 3,082,060 shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is recognized as compensation expense ratably over the vesting period. We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted during fiscal 2009, 2008 and 2007, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2009	2008	2007
Expected price volatility	39.3 – 54.0%	37.6 – 39.7%	38.1 – 41.7%
Risk-free interest rate	0.6 – 2.5%	1.6 – 3.5%	4.1 – 5.0%
Weighted average expected lives (in years)	4.7 – 5.6	4.4 – 5.5	4.1 – 5.4
Forfeiture rate	1.4 – 8.0%	1.4 – 7.1%	1.4 – 8.0%
Dividend yield	0.0%	0.0%	0.0%
Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. We use actual historical changes in the market value of the stock to calculate expected price volatility because we believe that this is the best indicator of future volatility. We calculate daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility. An increase in the expected volatility will increase compensation expense.
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
Dividend Yield — We have not made any dividend payments. An increase in the dividend yield will decrease compensation expense.
Stock Options
We issue new shares for options when exercised. A summary of stock option activity is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Options	Price	Contractual Term	(in thousands)
Outstanding December 30, 2006	2,391,361	$29.32	6.5	$45,301
Granted	579,666	46.78
Exercised	(371,823)	15.03
Canceled	(310,878)	49.62

Outstanding December 29, 2007	2,288,326	$33.31	6.4	$22,485
Granted	653,350	38.34
Exercised	(113,319)	12.98
Canceled	(274,350)	45.99

Outstanding December 27, 2008	2,554,007	$34.14	6.2	$19,296
Granted	563,066	34.56
Exercised	(377,674)	11.66
Canceled	(88,977)	46.02

Outstanding December 26, 2009	2,650,422	$37.05	6.4	$47,413

Exercisable at December 26, 2009	1,566,916	$36.97	5.1	$29,144

The aggregate intrinsic values in the table above represents the total difference between our closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 26, 2009, total unrecognized compensation expense related to non-vested stock options is $8,841,000 with a weighted average expense recognition period of 1.3 years.

The following summarizes information concerning stock option grants during fiscal 2009, 2008 and 2007:

	2009	2008	2007
Options granted with exercise price equal to market value:
Weighted average exercise price	$34.56	$38.34	$46.15
Weighted average fair value	$12.96	$14.54	$19.39
Stock options granted	563,066	653,350	473,748
During fiscal 2007, certain options were modified to immediately vest and extend the related exercise period, effectively resulting in a cancellation of existing options and grant of new options (there were no material modifications in 2008 or 2009). The options retained the original exercise price and, as a result, the modified options had exercise prices both above and below the modification date fair market value. The following summarizes the activity related to these modifications:

2007
Options granted with exercise price greater than market value:
Weighted average exercise price	$58.87
Weighted average fair value	$0.93
Stock options granted	55,668

Options granted with exercise price less than market value:
Weighted average exercise price	$39.11
Weighted average fair value	$2.16
Stock options granted	50,250
Other information relative to option activity during fiscal 2009, 2008 and 2007 is as follows (in thousands, except per share amounts):

	2009	2008	2007
Weighted average grant date fair value of stock options granted	$12.96	$14.54	$16.15
Total fair value of stock options vested	$10,225	$9,192	$10,748
Total intrinsic value of stock options exercised	$12,742	$2,561	$12,075
Restricted Stock Units
We issue shares for restricted stock unit awards once vesting occurs and related restrictions lapse. The units vest over a one to three-year term. The status of restricted stock units is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock Units	Shares	Fair Value
Restricted at December 30, 2006	2,480	$64.45
Granted	68,889	46.01
Exercised	—	—
Forfeited	(7,500)	46.17

Restricted at December 29, 2007	63,869	46.71
Granted	89,958	38.33
Exercised	(1,010)	59.37
Forfeited	(14,114)	42.00

Restricted at December 27, 2008	138,703	41.66
Granted	154,051	34.99
Exercised	(5,448)	38.06
Forfeited	(7,914)	40.73

Restricted at December 26, 2009	279,392	$38.08

As of December 26, 2009, total unrecognized compensation expense related to non-vested restricted stock units is $4,973,000 with a weighted average expense recognition period of 1.8 years.

Employee Stock Purchase Plan
The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, we issued 50,735, 61,348 and 46,654 shares of common stock during fiscal 2009, 2008 and 2007, respectively. The total cost related to the ESPP, including the compensation expense calculations, was approximately $449,000, $485,000 and $556,000 in fiscal 2009, 2008 and 2007, respectively. At December 26, 2009, there were 3,187,320 shares of common stock reserved for future issuance under the ESPP.
There were no significant modifications to the Company’s share-based compensation plans during fiscal 2009 (provided that, as noted above, the Company adopted its 2009 Stock Incentive Plan in replacement of its 2006 Stock Incentive Plan, effective May 7, 2009).
Note 3 — Credit Agreement:
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
At December 26, 2009 and December 27, 2008, there were no outstanding borrowings under the Credit Agreement. There were $35.2 million and $25.1 million outstanding letters of credit as of December 26, 2009 and December 27, 2008, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at December 26, 2009) or the London Inter-Bank Offer Rate (0.23% at December 26, 2009) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at December 26, 2009). We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.10% at December 26, 2009). There are no compensating balance requirements associated with the Credit Agreement.
The Credit Agreement requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. The fixed charge coverage ratio principally compares consolidated EBITDAR to the sum of interest paid and rental expense (excluding straight-line rent). The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR. The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. We were in compliance with all covenants at December 26, 2009.
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
Total rent expense for fiscal 2009, 2008 and 2007 was approximately $162.2 million, $144.4 million and $124.2 million, respectively. Total contingent rent expense for fiscal 2009, 2008 and 2007 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital	Operating
	Leases	Leases

2010	$526	$161,214
2011	206	159,263
2012	146	151,966
2013	146	145,391
2014	146	134,869
Thereafter	2,072	732,276

Total minimum lease payments	3,242	$1,484,979

Amount representing interest	(1,443)

Present value of minimum lease payments	1,799
Less: current portion	(392)

Long-term capital lease obligations	$1,407

Assets under capital leases were as follows (in thousands):

	2009	2008

Building and improvements	$1,581	$1,581
Computer software and hardware	3,022	3,553
Less: accumulated depreciation and amortization	(3,198)	(3,068)

	$1,405	$2,066

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
We repurchased 0.4 million, 1.6 million and 3.2 million shares under the share repurchase program for a total cost of $15.3 million, $53.9 million and $150.0 million in fiscal 2009, 2008 and 2007, respectively. As of December 26, 2009, we had remaining authorization under the share repurchase program of $181.0 million exclusive of any fees, commissions, or other expenses.
Note 7 — Comprehensive Income:
Comprehensive income for each fiscal year is as follows (in thousands):

	2009	2008	2007

Net income	$115,466	$81,930	$96,241
Foreign currency translation adjustment	—	—	22

Comprehensive income	$115,466	$81,930	$96,263

Note 8 — Net Income Per Share:
Net income per share is calculated as follows (in thousands, except per share amounts):

	2009
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$115,466	35,990	$3.21
Dilutive stock options and restricted stock units outstanding	—	659	(0.06)

Diluted net income per share	$115,466	36,649	$3.15

	2008
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$81,930	36,830	$2.22
Dilutive stock options and restricted stock units outstanding	—	634	(0.03)

Diluted net income per share	$81,930	37,464	$2.19

	2007
	Net		Per Share
	Income	Shares	Amount
Basic net income per share:
Net income	$96,241	39,220	$2.45
Dilutive stock options and restricted stock units outstanding	—	880	(0.05)

Diluted net income per share	$96,241	40,100	$2.40

Anti-dilutive stock options excluded from the above calculations totaled 1,652,937, 1,637,286 and 1,052,603 in 2009, 2008 and 2007 respectively.
Note 9 – Income Taxes:
The provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current tax expense:
Federal	$71,640	$46,489	$49,395
State	9,480	3,995	2,321

Total current	81,120	50,484	51,716

Deferred tax expense (benefit):
Federal	(10,926)	1,096	4,449
State	(2,671)	(74)	2,598

Total deferred	(13,597)	1,022	7,047

Total provision	$67,523	$51,506	$58,763

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2009	2008
Current tax assets:
Inventory valuation	$8,462	$8,153
Accrued employee benefit costs	14,955	7,466
Accrued sales taxes	3,280	139
Other	4,651	4,671

	31,348	20,429

Current tax liabilities:
Inventory basis difference	(11,995)	(17,653)
Other	(1,444)	(1,100)

	(13,439)	(18,753)

Net current tax asset	$17,909	$1,676

	2009	2008

Non-current tax assets:
Capital lease obligation basis difference	$1,017	$1,013
Rent expenses in excess of cash payments required	18,675	15,720
Deferred compensation	11,113	7,086
Other	2,981	2,271

	33,786	26,090

Non-current tax liabilities:
Depreciation	(21,823)	(11,376)
Capital lease assets basis difference	(570)	(597)
Other	(302)	(390)

	(22,695)	(12,363)

Net non-current tax asset	$11,091	$13,727

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and we believe that all of the deferred tax assets will more likely than not be realized through future earnings.
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2009	2008	2007

Tax provision at statutory rate	$64,047	$46,702	$54,252
Tax effect of:
State income taxes, net of federal tax benefits	4,455	2,549	3,205
Permanent differences	(979)	2,255	1,306

	$67,523	$51,506	$58,763

The Company and its affiliates file income tax returns in the U. S. and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2004. Various states have completed an examination of our income tax returns for 2001 through 2007.
As a result of adopting new accounting guidance for accounting for uncertainty in income taxes, we recognized a $1.9 million increase (net of applicable federal tax benefit) in the liability for unrecognized tax benefits, including interest, which was accounted for as a reduction to the December 30, 2006 balance of retained earnings. The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $2.9 million at December 26, 2009. In addition, we recognize current interest and penalties accrued related to these uncertain tax positions as interest expense, (a component of total operating expenses) and the amount is not material to the Consolidated Statements of Income. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$3,052	$4,236	$3,558
Additions based on tax positions related to the current year	1,295	762	812
Additions for tax positions of prior years	437	—	278
Reductions for tax positions of prior years	(688)	(520)	(377)
Reductions due to audit results	(207)	(1,426)	(35)

Balance at end of year	$3,889	$3,052	$4,236

Note 10 — Retirement Benefit Plans:
We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement benefits for our employees. Employees become eligible on the first month following their fulfillment of the eligibility requirements. To be eligible, an employee must be at least 21 years of age, have completed 12 months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan. We match (in cash) 100% of the employee’s elective contributions up to 3% of the employee’s eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of the employee’s eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation. All current contributions are immediately 100% vested. Company contributions to the Plan during fiscal 2009, 2008 and 2007, were approximately $3.2 million, $2.8 million and $2.6 million, respectively.

We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs. To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Tractor Supply Company 401(k) Retirement Savings Plan subject to the Company’s match. Under the deferred compensation program, the participants’ salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500. Each participant’s account earns simple annual interest at the prime rate as in effect on January 1 each year. Each participant is fully vested in all amounts credited to their deferred compensation account. Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant’s (i) death, (ii) retirement, plus six months if the participant is a key employee, (iii) total and permanent disability, (iv) separation from service, plus six months if the participant is a key employee, or (v) some other date designated by the participant at the time of the initial deferral. The Company’s contributions, including accrued interest, were $0.3 million, $0.3 million and $0.5 million for fiscal 2009, 2008 and 2007, respectively.
Note 11 — Commitments and Contingencies:
Construction and Real Estate Commitments
We had commitments for new store construction projects totaling approximately $2.7 million at December 26, 2009.
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
Note 12 — Impact of Recently Issued Accounting Standards:
In December 2007, the FASB modified FASB ASC 805, Business Combinations (“Topic 805”). Previous guidance applied only to business combinations in which control was obtained by transferring consideration; the revised guidance applies to all transactions or other events in which one entity obtains control over another. Topic 805 now defines the acquirer as the entity that obtains control over one or more other businesses and defines the acquisition date as the date the acquirer achieves control. It also requires the acquirer to recognize assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their respective fair values as of the acquisition date. The revised guidance changes the treatment of acquisition-related costs, restructuring costs related to an acquisition that the acquirer expects but is not obligated to incur, contingent consideration associated with the purchase price and preacquisition contingencies associated with acquired assets and liabilities. Topic 805 retains the guidance for identifying and recognizing intangible assets apart from goodwill. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this revised guidance effective December 28, 2008 (fiscal 2009). Thus we are required to apply the revised guidance to any business acquisition which occurs on or after December 28, 2008, but this modification had no effect on prior acquisitions.
In April 2008, the FASB modified FASB ASC 350, Intangibles – Goodwill and Other, and FASB ASC 275, Risks and Uncertainties, for factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. The modification requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the guidance for determining the useful life of a recognized intangible asset effective December 28, 2008 (fiscal 2009), and the guidance is applied prospectively to intangible assets acquired after the effective date. The guidance did not have an impact on our financial condition, results of operations or cash flow.

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
In June 2009, the FASB issued ASU No. 2009-01 Topic 105, Generally Accepted Accounting Principles which establishes the FASB ASC. The FASB ASC is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. We adopted ASU No. 2009-01 effective September 26, 2009. This impacted the Company’s notes to financial statements since all references to authoritative accounting literature are referenced in accordance with the FASB ASC.
Note 13 — Subsequent Events:
We evaluated all events or transactions that occurred after December 26, 2009 up through February 24, 2010, which represents the date these financial statements were filed with the Securities and Exchange Commission.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 26, 2009. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 26, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 26, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
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
The information set forth under the captions “Corporate Governance – Code of Ethics,” “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 2010 is incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the captions “Corporate Governance – Compensation Committee Interlock and Insider Participation,” “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, “2009 Summary Compensation Table”, “2009 Non-Qualified Deferred Compensation”, “2009 Grants of Plan-Based Awards”, “Outstanding Equity Awards At Fiscal 2009 Year-End”, “2009 Option Exercises and Stock Vested”, and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 2010 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 2010 is incorporated herein by reference.
Following is a summary of our equity compensation plans as of December 26, 2009, under which equity securities are authorized for issuance, aggregated as follows:

	Number of Securities to be	Weighted Average
	Issued Upon Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants, and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders:

2009 Stock Incentive Plan	17,940	$33.36	3,082,060
2006 Stock Incentive Plan (1)	1,743,915	32.78	—
2000 Stock Incentive Plan (1)	1,014,373	35.68	—
1994 Stock Option Plan (1)	153,586	27.70	—
Employee Stock Purchase Plan (2)	—	—	3,187,320
Equity compensation plans not approved by security holders:	—	—	—

Total	2,929,814	$33.52	6,269,380

(1)	The 2006 Stock Incentive Plan was superseded in May 2009. The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.

(2)	Represents shares available as of December 26, 2009.
The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Report provides further information with respect to the material features of each plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions “Item 1 – Election of Directors”, “Corporate Governance” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 2010 is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 29, 2010, is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1)	Financial Statements

See Consolidated Financial Statements under Item 8 on pages 32 through 53 of this Report.

(a) (2)	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are not applicable.

(a) (3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 58 through 61 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: February 24, 2010	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ James F. Wright James F. Wright	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ John Adams John Adams	Director	February 24, 2010

/s/ William Bass William Bass	Director	February 24, 2010

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 24, 2010

/s/ S.P. Braud S.P. Braud	Director	February 24, 2010

/s/ Richard W. Frost Richard W. Frost	Director	February 24, 2010

/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	February 24, 2010

/s/ Gerard E. Jones Gerard E. Jones	Director	February 24, 2010

/s/ George MacKenzie George MacKenzie	Director	February 24, 2010

/s/ Edna K. Morris Edna K. Morris	Director	February 24, 2010

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

3.4
Certificate of Amendment of the Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2005, Commission File No. 000-23314, and incorporated herein by reference).

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

10.13
Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003 and incorporated herein by reference).+

10.14
First Amendment to the Tractor Supply Company 2000 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.) +

10.15
First Amendment to Lease Agreement, dated as of December 18, 2000, between Tractor Supply Company and GOF Partners (filed as Exhibit 10.56 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).

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

10.19
Lease Agreement dated January 22, 2004 between Tractor Supply Company and The Prudential Insurance Company of America (filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.20
Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.21
Employment Agreement between Tractor Supply Company and James F. Wright effective July 12, 2004 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
First Amendment to Employment Agreement, dated December 22, 2008, by and between Tractor Supply Company and James F. Wright (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
Second Amendment to Employment Agreement, dated February 11, 2010, by and between Tractor Supply Company and James F. Wright (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2010, Commission File No. 000-23314, and incorporated herein by reference).+

10.24
Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.25
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.26
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.27
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference).+

10.28
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.29
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.30
First Amendment, dated April 27, 2006 to the 2006 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.32
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Form of Change in Control Agreement for each of Anthony F. Crudele; Stanley L. Ruta; Gregory A. Sandfort; and Kimberly D. Vella (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.34
Form of Change in Control Agreement for James F. Wright (filed as Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.35
Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.36
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.37
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.38
Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).

10.39
First Amendment to Revolving Credit Agreement, dated as of February 25, 2008 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).

10.40
Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.41
Form of Restricted Share Unit Agreement for Officers (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.42
Form of Deferred Stock Unit Award Agreement for Directors (filed as Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.43
Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 14, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

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