Form 10-Q
period 2010-03-27
TRACTOR SUPPLY CO /DE/
filed 2010-05-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 440-4000

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2010
Common Stock, $.008 par value	36,342,000

TRACTOR SUPPLY COMPANY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 27,	December 26,	March 28,
	2010	2009	2009
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$138,060	$172,851	$36,981
Inventories	755,617	601,249	730,127
Prepaid expenses and other current assets	38,772	42,320	33,596
Deferred income taxes	13,470	17,909	4,142
Total current assets	945,919	834,329	804,846

Property and equipment, net of accumulated depreciation	365,838	370,245	364,718

Goodwill	10,258	10,258	10,258
Deferred income taxes	13,672	11,091	15,145
Other assets	4,856	4,922	5,469

Total assets	$1,340,543	$1,230,845	$1,200,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,955	$273,208	$382,620
Accrued expenses	102,895	123,420	90,445
Current portion of capital lease obligations	360	392	521
Income taxes payable	872	7,605	2,217
Total current liabilities	499,082	404,625	475,803

Revolving credit loan	--	--	40,000
Capital lease obligations, less current maturities	1,324	1,407	1,694
Deferred rent	64,350	63,470	57,655
Other long-term liabilities	30,611	28,140	19,622
Total liabilities	595,367	497,642	594,774

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	--
Common stock, 100,000,000 shares authorized; $.008 par value; 41,610,367 shares issued and 36,303,932 shares outstanding at March 27, 2010, 41,309,743 shares issued and 36,076,408 shares outstanding at December 26, 2009 and 40,933,916 shares issued and 35,838,631 shares outstanding at March 28, 2009	333	330	327
Additional paid-in capital	202,477	190,938	172,225
Treasury stock, at cost, 5,306,435 shares at March 27, 2010, 5,233,335 shares at December 26, 2009 and 5,095,285 shares at March 28, 2009	(223,007)	(219,204)	(213,033)
Retained earnings	765,373	761,139	646,143
Total stockholders’ equity	745,176	733,203	605,662

Total liabilities and stockholders’ equity	$1,340,543	$1,230,845	$1,200,436

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 27,	March 28,
	2010	2009
	(Unaudited)

Net sales	$710,917	$650,171

Cost of merchandise sold	482,033	449,135

Gross margin	228,884	201,036

Selling, general and administrative expenses	197,810	183,650
Depreciation and amortization	16,654	16,201

Operating income	14,420	1,185

Interest expense, net	318	414

Income before income taxes	14,102	771

Income tax expense	4,794	301

Net income	$9,308	$470

Net income per share – basic	$0.26	$0.01

Net income per share – diluted	$0.25	$0.01

Weighted average shares outstanding:
Basic	36,155	35,951
Diluted	37,000	36,553

Dividends declared per common share outstanding	$0.14	$--

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 27,	March 28,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$9,308	$470
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,654	16,201
Loss on sale of property and equipment	407	59
Stock compensation expense	3,154	3,302
Deferred income taxes	1,858	(3,884)
Change in assets and liabilities:
Inventories	(154,368)	(126,692)
Prepaid expenses and other current assets	3,545	7,467
Accounts payable	121,747	95,792
Accrued expenses	(20,525)	(10,661)
Income taxes payable	(6,733)	3,083
Other	3,978	2,118

Net cash used in operating activities	(20,975)	(12,745)

Cash flows from investing activities:
Capital expenditures	(12,940)	(18,855)
Proceeds from sale of property and equipment	288	3

Net cash used in investing activities	(12,652)	(18,852)

Cash flows from financing activities:
Borrowings under revolving credit agreement	142	199,576
Repayments under revolving credit agreement	(142)	(159,576)
Tax benefit on stock option and restricted stock unit exercises	2,298	316
Principal payments under capital lease obligations	(115)	(132)
Restricted stock units repurchased for payment of taxes	(657)	--
Repurchase of common stock	(3,803)	(9,118)
Net proceeds from issuance of common stock	6,187	523
Cash dividends paid to stockholders	(5,074)	--

Net cash (used in) provided by financing activities	(1,164)	31,589

Net decrease in cash and cash equivalents	(34,791)	(8)

Cash and cash equivalents at beginning of period	172,851	36,989

Cash and cash equivalents at end of period	$138,060	$36,981

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$363
Income taxes	6,764	426

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  The results of operations for the fiscal three-month periods are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2010 presentation.  Amounts related to voucher receivables ($0.4 million at March 28, 2009) have been reclassified from cash and cash equivalents to prepaid expenses and other current assets to conform to the March 27, 2010 and December 26, 2009 presentation. Amounts related to prepaid fixtures ($0.5 million at March 28, 2009) previously classified in prepaid expenses and other current assets have been reclassified to other assets to reflect their long-term status which is consistent with the March 27, 2010 and December 26, 2009 presentation.

A portion of the liabilities related to workers’ compensation and general liability insurance ($14.0 million and $12.7 million at December 26, 2009 and March 28, 2009, respectfully) previously classified in accrued expenses have been reclassified to other long-term liabilities to reflect their long-term status.  Amounts related to tenant improvement allowances ($18.0 million and $17.2 million at December 26, 2009 and March 28, 2009, respectfully) previously classified in other long-term liabilities and amounts related to straight-line rent ($45.5 million and $40.4 million at December 26, 2009 and March 28, 2009, respectively) previously classified as straight-line rent liability have been reclassified as deferred rent to conform to the March 27, 2010 presentation.

These changes have affected our December 26, 2009 and March 28, 2009 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal three months ended March 28, 2009.

Note 3 – Inventories:

Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $77.3 million, $75.2 million and $71.1 million higher than reported at March 27, 2010, December 26, 2009 and March 28, 2009, respectively.

Note 4 – Fair Value of Financial Instruments:

Our financial instruments consist of cash and cash equivalents, short-term receivables and payables and long-term debt instruments.  The carrying values of cash and cash equivalents, receivables and trade payables equal current fair value.  We had no borrowings under the revolving credit loan at March 27, 2010 or December 26, 2009.  We had $40.0 million in borrowings under the revolving credit loan at March 28, 2009.  Based on timing of the cash flows and current market rates, the carrying value of our revolving credit loan approximates fair value.

Note 5 – Property and Equipment:

Property and equipment is comprised as follows:

	March 27,	December 26,	March 28,
	2010	2009	2009
Land	$27,646	$27,646	$25,410
Buildings and improvements	351,939	350,505	328,421
Furniture, fixtures and equipment	231,155	226,967	199,886
Computer software and hardware	92,661	88,700	76,661
Construction in progress	12,509	11,562	20,804
	715,910	705,380	651,182
Accumulated depreciation and amortization	(350,072)	(335,135)	(286,464)
	$365,838	$370,245	$364,718

Note 6 – Share-Based Compensation:

Share-based compensation includes stock option grants and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and awards plus a discount on shares purchased by employees as a part of the ESPP.  This discount represents the difference between the grant date fair value and the employee purchase price.  For the first quarter of fiscal 2010 and 2009, share-based compensation expense lowered pre-tax income by $3.2 million and $3.3 million, respectively.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

The following summarizes information concerning stock option grants during the first quarter of fiscal 2010 and 2009:

	Three months ended
	March 27, 2010	March 28, 2009

Stock options granted	431,326	540,626
Weighted average exercise price	$52.42	$34.24
Weighted average fair value	$20.45	$12.85

The weighted averages for key assumptions used in determining the fair value of options granted in the three months ended March 27, 2010 and March 28, 2009 are as follows:

	Three months ended
	March 27, 2010		March 28, 2009

Expected price volatility	38.8%		39.8%
Risk-free interest rate	2.5%		1.6%
Weighted average expected lives in years	5.4		5.2
Forfeiture rate	6.5%		6.8%
Dividend yield	0.0	%(a)	0.0%

Dividends were declared on March 1, 2010 after the issuance of the stock options.

As of March 27, 2010, total unrecognized compensation expense related to non-vested stock options was $15,454,078 with a weighted average expense recognition period of 1.59 years.

Restricted Stock Units

During the first quarter of 2010, we granted 64,923 restricted stock units which vest three years from the date of grant and had a grant date fair value of $52.42.  During the first quarter of 2009, we granted 137,559 restricted stock units which vest three years from the date of grant and had a grant date fair value of $34.28.  As of March 27, 2010, total unrecognized compensation expense related to non-vested restricted stock units is $7,394,453 with a weighted average expense recognition period of 2.19 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees.  During the first quarter of 2010, we withheld 12,991 shares to satisfy $0.7 million of employees’ tax obligations.  No restricted stock units were issued in the first quarter of 2009.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 11,016 and 11,792 shares of common stock during the first quarter of fiscal 2010 and 2009, respectively.  Total stock compensation expense related to the ESPP was approximately $97,000 and $126,000 during the first fiscal quarter of 2010 and 2009, respectively.  At March 27, 2010, there were 3,176,304 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the three months ended March 27, 2010.

Note 7 – Net Income Per Share:

We present both basic and diluted earning per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. There were no participating securities other than common stock during the three months ended March 27, 2010.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended March 27, 2010			Three months ended March 28, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$9,308	36,155	$0.26	$470	35,951	$0.01

Dilutive stock options and restricted stock units outstanding	--	845	(0.01)	--	602	--

Diluted net income per share:
Net income	$9,308	37,000	$0.25	$470	36,553	$0.01

Note 8 – Credit Agreement:

We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, share repurchases and dividends.

At March 27, 2010, there were no outstanding borrowings under the Credit Agreement.  There were $29.0 million outstanding letters of credit as of March 27, 2010.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 27, 2010 and March 28, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 27, 2010 and March 28, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 27, 2010, we are in compliance with all debt covenants.

Note 9 – Treasury Stock:

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

We repurchased 73,100 and 280,984 shares under the share repurchase program during the first fiscal quarter of 2010 and 2009, respectively. The total cost of the shares repurchased was $3.8 million and $9.1 million during the first quarter of fiscal 2010 and 2009, respectively. As of March 27, 2010, we had remaining authorization under the share repurchase program of $177.2 million exclusive of any fees, commissions, or other expenses.

Note 10 – Dividends:

During the first fiscal quarter of 2010, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.14	March 15, 2010	March 29, 2010

We paid the aggregate dividend of $5.1 million to our transfer agent prior to the end of the quarter, and the dividend was distributed to the shareholders on March 29, 2010.

It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company and other factors which the Board of Directors deems relevant.

Note 11 – Income Taxes:

Our effective income tax rate decreased to 34.0% in the first quarter of 2010 compared with 39.0% for the first quarter of 2009.  The reduction in the tax rate resulted primarily from the tax benefit received on the disqualified disposition of incentive stock options exercised during the quarter.  This tax benefit is limited to the quarter and the Company expects the full year effective tax rate will be approximately 37.0%.

Note 12 – New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 810 (originally issued as Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)”).  Among other items, ASC 810 responds to concerns about an enterprise’s application of certain key provisions of FIN 46(R), including those regarding the transparency of the enterprise’s involvement with variable interest entities.  ASC 810 is effective for the first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  The Company adopted the standard for the interim period ended March 27, 2010.  There was no impact on the Company’s financial position, results of operations, cash flows, or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU No. 2010-09), “Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU No. 2010-09 was effective upon issuance.  The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows.

Note 13 – Commitments and Contingencies:

Construction commitments

At March 27, 2010, we had commitments for new store construction projects totaling approximately $2.4 million and commitments to purchase three stores previously under lease for approximately $7.1 million.

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

Note 14 – Subsequent Events:
On May 3, 2010, we announced that our board of directors declared a quarterly cash dividend of $0.14 per share of the Company’s common stock.  The dividend will be paid on June 2, 2010 to stockholders of record as of the close of business on May 17, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. The following discussion and analysis also contains certain historical and forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, and the ability to maintain an effective system of internal control over financial reporting.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 27, 2010 and March 28, 2009

Net sales increased 9.3% to $710.9 million for the first quarter of 2010 from $650.2 million for the first quarter of 2009.  Same-store sales for the period increased 2.8%, compared with a 4.2% increase in the prior-year period.  This same-store sales increase was primarily driven by the Company’s core consumable categories, including animal and pet-related products as well as heating products and insulated outerwear.

During the first quarter of 2010, we opened a total of 19 new stores and closed one store compared to the opening of 28 new stores and the closure of one store in the first quarter of 2009.  We relocated no stores in the first quarter of 2010 compared to one store relocation in the first quarter of 2009.  We operated 948 stores as of the end of the first quarter of 2010 compared to 882 stores as of the end of the first quarter of 2009.

The following chart indicates the average percentage of sales represented by each of our major product categories during the first quarter of fiscal 2010 and 2009:

	Three months ended
Product Category:	March 27, 2010	March 28, 2009 (a)
Livestock and Pet	45%	44%
Hardware, Tool and Truck	23	24
Seasonal	14	14
Clothing and Footwear	10	10
Agricultural	5	5
Gift and Recreation	3	3
Total	100%	100%

(a) Reclassified to conform to current year presentation.

Gross margin increased 13.9% to $228.9 million for the first quarter of 2010 from $201.0 million for the first quarter of 2009.  As a percent of sales, gross margin increased 130 basis points to 32.2% compared to 30.9% in the first quarter of 2009.  The increase in gross margin primarily reflects favorable impacts from direct product margin, strategic sourcing, effective pricing and markdown management and vendor supported special buys.

Total selling, general and administrative expenses, including depreciation and amortization, improved 50 basis points to 30.2% of sales in the first quarter of 2010 compared to 30.7% of sales in the first quarter of 2009.  The improvement is primarily due to sales growth and expense control, which enabled us to leverage store payroll, occupancy and marketing expense.

Our effective income tax rate decreased to 34.0% in the first quarter of 2010 compared with 39.0% for the first quarter of 2009.  The reduction in the tax rate resulted primarily from the tax benefit received on the disqualified disposition of incentive stock options exercised during the quarter.  This tax benefit is limited to the quarter and the Company expects the full year effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first quarter of 2010 was $9.3 million, which is an $8.8 million increase from net income of $0.5 million in the first quarter of 2009.  Net income per diluted share was $0.25 for the first quarter of 2010 compared to net income per diluted share of $0.01 for the first quarter of 2009.

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

At March 27, 2010, we had working capital of $446.8 million, which was a $17.1 million increase and a $117.8 million increase compared to December 26, 2009 and March 28, 2009, respectively.  The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	Mar. 27, 2010	Dec. 26, 2009	Variance	Mar. 28, 2009	Variance
Current assets:
Cash and cash equivalents	$138.0	$172.9	$(34.9)	$37.0	$101.0
Inventories	755.6	601.2	154.4	730.1	25.5
Prepaid expenses and other current assets	38.8	42.3	(3.5)	33.6	5.2
Deferred income taxes	13.5	17.9	(4.4)	4.1	9.4
	945.9	834.3	111.6	804.8	141.1
Current liabilities:
Accounts payable	394.9	273.2	121.7	382.6	12.3
Accrued expenses	102.9	123.4	(20.5)	90.5	12.4
Current portion of capital lease obligation	0.4	0.4	--	0.5	(0.1)
Income tax payable	0.9	7.6	(6.7)	2.2	(1.3)
	499.1	404.6	94.5	475.8	23.3
Working capital	$446.8	$429.7	$17.1	$329.0	$117.8

In comparison to prior year end, working capital increased as a result of an increase in inventory.  The increase in inventories and related increase in accounts payable resulted primarily from the purchase of additional inventory for new stores and purchase of seasonal products in anticipation of the spring selling season.  Accounts payable typically declines at a faster pace than inventory as our average payment terms are shorter than the inventory turns.

The increase in working capital as compared to the first quarter of 2009 was a result of increased cash balances resulting principally from stronger earnings, a decrease in net repayments under the revolving credit agreement, reduced share repurchase activity, and a decline in average inventory per store and capital expenditure activity.

Operations used net cash of $21.0 million and $12.7 million in the first quarter of 2010 and 2009, respectively.  The $8.3 million increase in net cash used in 2010 compared to 2009 is due to changes in the following operating activities (in millions):

	Three months ended
	March 27, 2010	March 28, 2009	Variance
Net income	$9.3	$0.5	$8.8
Depreciation and amortization	16.6	16.2	0.4
Inventories and accounts payable	(32.6)	(30.9)	(1.7)
Stock compensation expense	3.2	3.3	(0.1)
Prepaid expenses and other current assets	3.5	7.5	(4.0)
Accrued expenses	(20.5)	(10.7)	(9.8)
Income taxes payable	(6.7)	3.1	(9.8)
Other, net	6.2	(1.7)	7.9
Net cash used in operations	$(21.0)	$(12.7)	$(8.3)

The increase in net cash used in operations in the first quarter of 2010 compared with the first quarter of 2009 is due to timing of payments, primarily related to income taxes and accrued expenses, partially offset by increased net income.

Investing activities used $12.7 million and $18.9 million in the first quarter of 2010 and 2009, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures for the first three months of fiscal 2010 and 2009 were as follows (in millions):

	Three months ended
	March 27, 2010	March 28, 2009
New/relocated stores and stores not yet opened	$6.1	$10.9
Existing stores	2.8	4.0
Information technology	3.9	3.7
Distribution center capacity and improvements	0.1	0.3
	$12.9	$18.9

The above table reflects 19 new stores and no relocated stores in the first quarter of 2010, compared to 28 new stores and one relocation in the first quarter of 2009.

Financing activities used $1.2 million and provided $31.6 million in the first quarter of 2010 and 2009, respectively.  This decrease in net cash provided is largely due to a $40 million decrease in borrowings net of repayments.

We are party to a Senior Credit Facility with Bank of America, N.A., as agent for a lender group (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, share repurchases and dividends.

At March 27, 2010, there were no outstanding borrowings under the Credit Agreement.  There were $29.0 million outstanding letters of credit as of March 27, 2010.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at March 27, 2010 and March 28, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at March 27, 2010 and March 28, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 27, 2010, we are in compliance with all debt covenants.

We believe that existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store expansion, remodeling and relocations, over the next several years.

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

We repurchased 73,100 and 280,984 shares under the share repurchase program during the first fiscal quarter of 2010 and 2009, respectively. The total cost of the shares repurchased was $3.8 million and $9.1 million during the first quarter of fiscal 2010 and 2009, respectively. As of March 27, 2010, we had remaining authorization under the share repurchase program of $177.2 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first fiscal quarter of 2010, the board declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.14	March 15, 2010	March 29, 2010

We paid the aggregate dividend of $5.1 million to our transfer agent prior to the end of the quarter, and the dividend was distributed to the shareholders on March 29, 2010.

It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company and other factors which the Board of Directors deems relevant.

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

Significant Contractual Obligations and Commercial Commitments

We had commitments for new store construction projects totaling approximately $2.4 million at March 27, 2010 and commitments to purchase three stores previously under lease for approximately $7.1 million.  There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2009.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

- Revenue recognition and sales returns	- Sales tax audit reserve
- Inventory valuation	- Tax contingencies
- Share-based compensation	- Goodwill
- Self-insurance reserves	- Long-lived assets

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 for a discussion of our critical accounting policies.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at March 27, 2010 and March 28, 2009) or LIBOR (0.25% and 0.52% at March 27, 2010 and March 28, 2009, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at March 27, 2010 and March 28, 2009).  We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at March 27, 2010 and March 28, 2009).  See Note 8 of Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Additionally, significant inflationary pressures could have an adverse affect on our LIFO inventory provision, which would negatively impact gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.  Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 27, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 27, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011.  Stock repurchase activity during the first quarter of 2010 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 27, 2009 – January 23, 2010	--	$--	--	$180,952,848
January 24, 2010 – February 20, 2010 (a)	80,491	51.65	67,500	177,454,869
February 21, 2010 – March 27, 2010	5,600	54.04	5,600	177,152,388
As of March 27, 2010	86,091	$51.81	73,100	$177,152,388

(a) We purchased 12,991 shares during the period that were not made pursuant to our previously announced stock repurchase plan, but were purchased to fund certain Company obligations under our equity compensation plans. These shares, at an average price of $50.60, were withheld to satisfy $0.7 million of employee tax obligations on the vesting of restricted stock units. For further discussion, see Note 6 – Share-Based Compensation” in Part I, Item 1 of this Form 10-Q.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

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

TRACTOR SUPPLY COMPANY

Date:	May 4, 2010	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President – Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)