Form 10-Q
period 2010-06-26
TRACTOR SUPPLY CO /DE/
filed 2010-08-03
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 26, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 440-4000

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at July 24, 2010
Common Stock, $.008 par value	36,299,512

TRACTOR SUPPLY COMPANY

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 26,	December 26,	June 27,
	2010	2009	2009
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$181,079	$172,851	$91,845
Short-term investments	15,913	--	--
Inventories	702,405	601,249	644,925
Prepaid expenses and other current assets	40,253	42,320	32,499
Deferred income taxes	17,569	17,909	7,101
Total current assets	957,219	834,329	776,370

Property and equipment, net of accumulated depreciation	372,542	370,245	363,895
Goodwill	10,258	10,258	10,258
Deferred income taxes	17,833	11,091	15,895
Other assets	5,391	4,922	5,093

Total assets	$1,363,243	$1,230,845	$1,171,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,538	$273,208	$294,776
Accrued expenses	110,397	123,420	96,491
Current portion of capital lease obligations	344	392	476
Income taxes payable	51,601	7,605	32,673
Total current liabilities	451,880	404,625	424,416

Revolving credit loan	--	--	--
Capital lease obligations, less current maturities	1,238	1,407	1,599
Deferred rent	66,385	63,470	59,635
Other long-term liabilities	27,355	28,140	21,448
Total liabilities	546,858	497,642	507,098

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	--
Common stock, 100,000,000 shares authorized; $.008 par value; 41,765,011 shares issued and 36,309,265 shares outstanding at June 26, 2010, 41,309,743 shares issued and 36,076,408 shares outstanding at December 26, 2009 and 41,010,891 shares issued and 35,894,967 shares outstanding at June 27, 2009	334	330	328
Additional paid-in capital	212,184	190,938	176,953
Treasury stock – at cost, 5,455,746 shares at June 26, 2010, 5,233,335 shares at December 26, 2009 and 5,115,924 shares at June 27, 2009	(232,900)	(219,204)	(213,775)
Retained earnings	836,767	761,139	700,907
Total stockholders’ equity	816,385	733,203	664,413

Total liabilities and stockholders’ equity	$1,363,243	$1,230,845	$1,171,511

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended		For the fiscal six months ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(Unaudited)		(Unaudited)

Net sales	$1,065,656	$946,504	$1,776,573	$1,596,675

Cost of merchandise sold	706,853	644,306	1,188,886	1,093,441

Gross margin	358,803	302,198	587,687	503,234

Selling, general and administrative expenses	219,324	197,769	417,134	381,419
Depreciation and amortization	17,157	16,135	33,811	32,336

Operating income	122,322	88,294	136,742	89,479

Interest expense, net	241	264	559	678

Income before income taxes	122,081	88,030	136,183	88,801

Income tax expense	45,594	33,266	50,388	33,567

Net income	$76,487	$54,764	$85,795	$55,234

Net income per share - basic	$2.11	$1.53	$2.37	$1.54

Net income per share - diluted	$2.05	$1.50	$2.31	$1.51

Weighted average shares outstanding:
Basic	36,333	35,884	36,244	35,918
Diluted	37,339	36,514	37,169	36,533

Dividends declared per common share outstanding	$0.14	$--	$0.28	$--

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal six months ended
	June 26, 2010	June 27, 2009
	(Unaudited)
Cash flows from operating activities:
Net income	$85,795	$55,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,811	32,336
Loss on sale of property and equipment	600	106
Stock compensation expense	6,226	6,126
Deferred income taxes	(6,402)	(7,593)
Change in assets and liabilities:
Inventories	(101,156)	(41,490)
Prepaid expenses and other current assets	2,064	9,409
Accounts payable	16,330	7,948
Accrued expenses	(13,023)	(4,615)
Income taxes payable	43,996	32,673
Other	2,740	6,321

Net cash provided by operating activities	70,981	96,455

Cash flows from investing activities:
Capital expenditures	(36,927)	(34,144)
Proceeds from sale of property and equipment	290	6
Purchases of short-term investments	(15,913)	--

Net cash used in investing activities	(52,550)	(34,138)

Cash flows from financing activities:
Borrowings under revolving credit agreement	253	274,033
Repayments under revolving credit agreement	(253)	(274,033)
Tax benefit on stock option exercises	2,597	999
Principal payments under capital lease obligations	(217)	(272)
Restricted stock units repurchased for payment of taxes	(657)	--
Repurchase of common stock	(13,696)	(9,860)
Net proceeds from issuance of common stock	11,937	1,672
Cash dividends paid to stockholders	(10,167)	--

Net cash used in financing activities	(10,203)	(7,461)

Net increase in cash and cash equivalents	8,228	54,856

Cash and cash equivalents at beginning of period	172,851	36,989

Cash and cash equivalents at end of period	$181,079	$91,845

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$95	$645
Income taxes	8,260	5,745

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

Note 2 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2010 presentation.  A portion of the liabilities related to workers’ compensation and general liability insurance ($13.0 million at June 27, 2009) previously classified in accrued expenses have been reclassified to other long-term liabilities to reflect their long-term status.  Amounts related to tenant improvement allowances ($17.4 million at June 27, 2009) previously classified in other long-term liabilities and amounts related to straight-line rent ($42.2 million at June 27, 2009) previously classified as straight-line rent liability have been reclassified as deferred rent to conform to the June 26, 2010 presentation.

These changes have affected our June 27, 2009 Consolidated Balance Sheet and the Consolidated Statement of Cash Flows for the fiscal six months ended June 27, 2009.

Note 3 – Short-term Investments:

As of June 26, 2010, the Company’s short-term held-to-maturity investments consisted of a $15.9 million one-year U.S. Treasury note with a maturity date of May 11, 2011.  This investment is stated at amortized cost, which approximates fair value.

Note 4 – Fair Value of Financial Instruments:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial Instruments Not Carried at Fair Value
Our financial instruments consist of cash and cash equivalents, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at June 26, 2010, December 26, 2009 or June 27, 2009.

Our short-term investment in a U.S. Treasury note is classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value at June 26, 2010 was $15.9 million.

Note 5 – Inventories:

Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $78.6 million, $75.2 million and $74.8 million higher than reported at June 26, 2010, December 26, 2009 and June 27, 2009, respectively.

Note 6 – Property and Equipment:

Property and equipment is comprised as follows:

	June 26,	December 26,	June 27,
	2010	2009	2009

Land	$28,755	$27,646	$25,410
Buildings and improvements	362,563	350,505	334,414
Furniture, fixtures and equipment	236,124	226,967	210,655
Computer software and hardware	102,095	88,700	79,064
Construction in progress	9,910	11,562	16,703
	739,447	705,380	666,246
Accumulated depreciation and amortization	(366,905)	(335,135)	(302,351)
	$372,542	$370,245	$363,895

Note 7 – Share-Based Compensation:

Share-based compensation includes stock option grants and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date fair value and the employee’s purchase price.  For the second quarter of fiscal 2010 and 2009, share-based compensation expense lowered pre-tax income by $3.1 million and $2.9 million, respectively, and $6.2 million and $6.1 million for the first six months of fiscal 2010 and 2009, respectively.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

	Three months ended		Six months ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Stock options granted	6,400	6,200	437,726	546,826
Weighted average exercise price	$68.75	$38.73	$52.66	$34.29
Weighted average fair value	$23.11	$13.81	$20.48	$12.86

The weighted average key assumptions used in determining the fair value of options granted in the three and six months ended June 26, 2010 and June 27, 2009 are as follows:

	Three months ended		Six months ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected price volatility	38.9%	39.3%	38.8%	39.8%
Risk-free interest rate	2.3%	1.7%	2.5%	1.6%
Weighted average expected lives in years	4.8	4.7	5.4	5.2
Forfeiture rate	7.7%	8.0%	6.5%	6.8%
Dividend yield	1.0%	0.0%	0.0%	0.0%

As of June 26, 2010, total unrecognized compensation expense related to non-vested stock options was approximately $13.5 million with a weighted average expense recognition period of 1.5 years.

Restricted Stock Units

During the first six months of 2010 and 2009, we granted 72,019 and 149,151 restricted stock units, respectively, which vest over an approximate three year term and had a grant date fair value of $53.92 and $34.63, respectively.  As of June 26, 2010, total unrecognized compensation expense related to non-vested restricted stock units was approximately $6.8 million with a weighted average expense recognition period of 1.9 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees.  During the first six months of 2010, we withheld 12,991 shares to satisfy $0.7 million of employees’ tax obligations.  No restricted stock units were issued in the first six months of 2009.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 20,221 and 26,434 shares of our common stock during the first six months of fiscal 2010 and 2009, respectively.  Total stock compensation expense related to the ESPP was approximately $0.2 million during the first six months of 2010 and 2009.  At June 26, 2010, there were 3,167,099 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the six months ended June 26, 2010.

Note 8 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the three and six months ended June 26, 2010.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended June 26, 2010			Three months ended June 27, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$76,487	36,333	$2.11	$54,764	35,884	$1.53

Dilutive stock options and restricted stock units outstanding	--	1,006	(0.06)	--	630	(0.03)

Diluted net income per share:
Net income	$76,487	37,339	$2.05	$54,764	36,514	$1.50

	Six months ended June 26, 2010			Six months ended June 27, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$85,795	36,244	$2.37	$55,234	35,918	$1.54

Dilutive stock options and restricted stock units outstanding	--	925	(0.06)	--	615	(0.03)

Diluted net income per share:
Net income	$85,795	37,169	$2.31	$55,234	36,533	$1.51

Note 9 – Credit Agreement:

We are party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, share repurchases and dividends.

At June 26, 2010, there were no outstanding borrowings under the Credit Agreement.  There were $29.5 million outstanding letters of credit as of June 26, 2010.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 26, 2010 and June 27, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 26, 2010 and June 27, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 26, 2010, we are in compliance with all debt covenants.

Note 10 – Treasury Stock:

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

We repurchased 149,311 and 20,639 shares under the share repurchase program during the second quarter of 2010 and 2009, respectively.  The total cost of the share repurchases was $9.9 million and $0.7 million during the second quarter of 2010 and 2009, respectively.  We repurchased 222,411 and 301,623 shares under the share repurchase program during the first six months of 2010 and 2009, respectively.  The total cost of the share repurchases was $13.7 million and $9.9 million during the first six months of 2010 and 2009, respectively.  As of June 26, 2010, we had remaining authorization under the share repurchase program of $167.3 million exclusive of any fees, commissions, or other expenses.

Note 11 – Dividends:

During the first six months of 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.14	March 15, 2010	March 29, 2010
May 3, 2010	0.14	May 17, 2010	June 2, 2010

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

Note 13 – Commitments and Contingencies:

Construction commitments

At June 26, 2010, we had commitments for new store construction projects totaling approximately $3.2 million and commitments to purchase three stores previously under lease for approximately $9.5 million.

Letter of Credit

At June 26, 2010, there was a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

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

Note 14 – Subsequent Events:

On July 29, 2010, we announced that our board of directors declared a quarterly cash dividend of $0.14 per share of the Company’s common stock.  The dividend will be paid on August 31, 2010 to stockholders of record as of the close of business on August 16, 2010.

On July 29, 2010, the Company’s Board of Directors announced a two-for-one split of the Company’s common stock in the form of a stock dividend. As a result, stockholders will receive one additional share on September 2, 2010 for each share held as of the record date of August 19, 2010. The par value of the Company’s common stock will remain $0.008 per share. The accompanying presentations of the consolidated balance sheets and earnings per share do not reflect the effect of this stock split.

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

Results of Operations

Fiscal Three Months (Second Quarter) and Six Months Ended June 26, 2010 and June 27, 2009

Net sales increased 12.6% to $1.07 billion for the second quarter of 2010 from $946.5 million for the second quarter of 2009.  Same-store sales for the quarter increased 6.1%, compared with a 2.7% decrease in the prior year quarter.  Net sales increased 11.3% to $1.78 billion for the first six months of fiscal 2010 from $1.60 billion for the first six months of fiscal 2009.  Same-store sales for the first six months of fiscal 2010 increased 4.7% compared to flat for the first six months of 2009.  Our second quarter same-store sales increase was broad-based and driven by continued strong results in core consumable categories, including animal and pet-related products, as well as agricultural and seasonal products, including outdoor power equipment.

We opened 19 new stores during the second quarter of 2010 compared to 13 new store openings during the prior year’s second quarter.  During the first six months of 2010, we opened 38 new stores, compared to 41 new store openings and one relocation during the first six months of 2009.  We closed one store during each of the first six months of 2010 and 2009.  We operated 967 stores at June 26, 2010, compared to 895 stores at June 27, 2009.

The following chart indicates the average percentage of sales represented by each of our major product categories during the second quarter and first six months of fiscal 2010 and 2009:

	Three months ended		Six months ended
Product Category:	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Livestock and Pet	37%	37%	40%	40%
Seasonal Products	24	23	20	19
Hardware, Tools, and Truck	22	23	23	23
Agricultural	9	9	7	8
Clothing and Footwear	5	5	7	7
Gift and Recreation	3	3	3	3
Total	100%	100%	100%	100%

Gross margin increased 18.7% to $358.8 million for the second quarter of 2010 from $302.2 million in the second quarter of 2009.  As a percent of sales, gross margin increased 180 basis points to 33.7% for the second quarter of fiscal 2010 compared to 31.9% for the comparable period in fiscal 2009. Gross margin increased 16.8% to $587.7 million in the first six months of 2010 compared to $503.2 million in the first six months of 2009.  For the first six months of fiscal 2010, gross margin increased 160 basis points to 33.1% compared to 31.5% for the first six months of fiscal 2009.  The improvement in gross margin for the second quarter and first six months of fiscal 2010 primarily reflects expanded direct product margin, continued improvements in shrink and a decrease in the LIFO charge.  The improvement in direct margin resulted from strategic sourcing and effective pricing and markdown management.

Total selling, general and administrative (“SG&A”) expenses, including deprecation and amortization, improved 40 basis points to 22.2% of sales in the second quarter of fiscal 2010 from 22.6% of sales in the second quarter of fiscal 2009.  SG&A expenses, including deprecation and amortization, for the first six months of fiscal 2010 improved 50 basis points to 25.4% of sales from 25.9% for the first six months of fiscal 2009.  The SG&A improvement as a percent to sales for the quarter and first six months of 2010 was primarily due to sales growth and expense control, which enabled the Company to leverage occupancy, store payroll and advertising costs.

Our effective income tax rate decreased to 37.3% and 37.0% in the second quarter and first six months of fiscal 2010, respectively, compared with 37.8% for the second quarter and first six months of fiscal 2009.  The reduction in the tax rate resulted primarily from the tax benefit received on the disqualified disposition of incentive stock options exercised during the second quarter and first six months of fiscal 2010.

As a result of the foregoing factors, net income for the second quarter of fiscal 2010 increased 39.7% to $76.5 million compared to $54.8 million in the second quarter of fiscal 2009.  Net income for the first six months of fiscal 2010 increased 55.3% to $85.8 million from $55.2 million in the first six months of the prior year.  Net income per diluted share for the second quarter of fiscal 2010 increased to $2.05 from $1.50 and, for the first six months of fiscal 2010, increased to $2.31 from $1.51.

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

At June 26, 2010, we had working capital of $505.3 million, which was a $75.6 million increase and an $153.3 million increase compared to December 26, 2009 and June 27, 2009, respectively.  The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	June 26, 2010	Dec. 26, 2009	Variance	June 27, 2009	Variance
Current assets:
Cash and cash equivalents	$181.1	$172.9	$8.2	$91.9	$89.2
Short-term investments	15.9	--	15.9	--	15.9
Inventories	702.4	601.2	101.2	644.9	57.5
Prepaid expenses and other current assets	40.2	42.3	(2.1)	32.5	7.7
Deferred income taxes	17.6	17.9	(0.3)	7.1	10.5
	957.2	834.3	122.9	776.4	180.8
Current liabilities:
Accounts payable	289.5	273.2	16.3	294.8	(5.3)
Accrued expenses	110.4	123.4	(13.0)	96.5	13.9
Current portion of capital lease obligations	0.4	0.4	--	0.5	(0.1)
Income taxes payable	51.6	7.6	44.0	32.6	19.0
	451.9	404.6	47.3	424.4	27.5
Working capital	$505.3	$429.7	$75.6	$352.0	$153.3

In comparison to prior year end, working capital increased as a result of an increase in inventory, partially offset by an increase in income taxes payable.  The increase in inventories resulted primarily from the purchase of additional inventory for new stores and increased average inventory per store due to seasonality as well as a strategic investment in our “never out of stock” categories and essential spring merchandise.  Income taxes payable increased due to timing of tax payments.

The increase in working capital as compared to the second quarter of 2009 was the result of an increase in cash and inventory.  Cash has increased principally from stronger earnings.  The increase in inventory is related to new store openings and a slight increase in average inventory per store.

Operations provided net cash of $71.0 million and $96.5 million in the first six months of fiscal 2010 and fiscal 2009, respectively.  The $25.5 million decrease in net cash provided in 2010 over 2009 is primarily due to changes in the following operating activities (in millions):

	Six months ended
	June 26, 2010	June 27, 2009	Variance
Net income	$85.8	$55.2	$30.6
Depreciation and amortization	33.8	32.3	1.5
Inventories and accounts payable	(84.8)	(33.5)	(51.3)
Stock compensation expense	6.2	6.1	0.1
Prepaid expenses and other current assets	2.1	9.4	(7.3)
Accrued expenses	(13.0)	(4.6)	(8.4)
Income taxes payable	44.0	32.7	11.3
Other, net	(3.1)	(1.1)	(2.0)
Net cash provided by operations	$71.0	$96.5	$(25.5)

The decline in net cash provided by operations in the first six months of fiscal 2010 compared with the first six months of fiscal 2009 primarily relates to increased inventory levels and timing of payments on accounts payable, partially offset by stronger earnings.  Accounts payable typically declines at a faster pace than inventory as our average payments terms are shorter than the inventory turns.  Additionally, we have been working with our vendors to accelerate payments in order to obtain discounts.

Investing activities used $52.6 million and $34.1 million in the first six months of fiscal 2010 and fiscal 2009, respectively. The majority of this cash requirement relates to our capital expenditures and in 2010 we had payments of $15.9 million to acquire short-term investments.

Capital expenditures for the first six months of fiscal 2010 and fiscal 2009 were as follows (in millions):

	Six months ended
	June 26, 2010	June 27, 2009
New/relocated stores and stores not yet opened	$11.3	$17.3
Information technology	9.7	8.0
Existing store properties acquired from lessors	7.2	--
Existing stores	6.0	8.5
Distribution center capacity and improvements	2.3	0.3
Other	0.4	--
	$36.9	$34.1

The above table reflects 38 new stores in the first six months of fiscal 2010, compared to 41 new stores during the first six months of fiscal 2009.

Financing activities used $10.2 million and $7.5 million in the first six months of fiscal 2010 and fiscal 2009, respectively.  This increase in net cash used is largely due to quarterly cash dividends paid to stockholders and repurchase of common stock, partially offset by increased net proceeds from issuance of common stock.

We are party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, share repurchases, and dividends.

At June 26, 2010 and June 27, 2009, there were no outstanding borrowings under the credit agreement.  There were $29.5 million outstanding letters of credit as of June 26, 2010. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at June 26, 2010 and June 27, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at June 26, 2010 and June 27, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 26, 2010, we were in compliance with all debt covenants.

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

We repurchased 149,311 and 20,639 shares under the share repurchase program during the second quarter of 2010 and 2009, respectively.  The total cost of the share repurchases was $9.9 million and $0.7 million during the second quarter of 2010 and 2009, respectively.  We repurchased 222,411 and 301,623 shares under the share repurchase program during the first six months of 2010 and 2009, respectively.  The total cost of the share repurchases was $13.7 million and $9.9 million during the first six months of 2010 and 2009, respectively.  As of June 26, 2010, we had remaining authorization under the share repurchase program of $167.3 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first six months of 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.14	March 15, 2010	March 29, 2010
May 3, 2010	0.14	May 17, 2010	June 2, 2010

It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company and other factors which the Board of Directors deems relevant.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. We typically lease buildings for retail stores and offices rather than acquiring these assets which allows us to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow us to purchase inventory, primarily sourced overseas in a timely manner, and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

We had commitments for new store construction projects totaling approximately $3.2 million at June 26, 2010 and commitments to purchase three stores previously under lease for approximately $9.5 million.  There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2009.

At June 26, 2010, there was a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at June 26, 2010 and June 27, 2009) or LIBOR (0.35% and 0.31% at June 26, 2010 and June 27, 2009, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at June 27, 2010 and June 27, 2009).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at June 26, 2010 and June 27, 2009).  See Note 9 of the Notes to the Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressures on product cost, which may impact consumer demand and, as a result, sales and gross margin. Additionally, significant inflationary pressures could have an adverse effect on our LIFO inventory provision, which would negatively impact gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.  Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 26, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 26, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011.  Stock repurchase activity during the second quarter of fiscal 2010 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 28, 2010 – April 24, 2010	--	$--	--	$177,152,388
April 25, 2010 – May 22, 2010	111,000	66.99	111,000	169,719,635
May 23, 2010 – June 26, 2010	38,311	64.13	38,311	167,263,931
As of June 26, 2010	149,311	$66.26	149,311	$167,263,931

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on August 3, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at June 26, 2010; December 26, 2009; and June 27, 2009, (ii) the consolidated statements of income for the fiscal three and six months ended June 26, 2010, and June 27, 2009, (iii) the consolidated statements of cash flows for the fiscal six months ended June 26, 2010 and June 27, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

_______________________
(1) The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 3, 2010	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)