Form 10-Q
period 2010-09-25
TRACTOR SUPPLY CO /DE/
filed 2010-11-02
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 25, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 440-4000

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at October 23, 2010
Common Stock, $.008 par value	72,911,934

TRACTOR SUPPLY COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 25,	December 26,	September 26,
	2010	2009	2009
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$170,920	$172,851	$94,871
Short-term investments	15,913	--	--
Inventories	758,683	601,249	703,989
Prepaid expenses and other current assets	50,570	42,320	40,433
Deferred income taxes	15,584	17,909	11,361
Total current assets	1,011,670	834,329	850,654

Property and equipment, net of accumulated depreciation	385,223	370,245	362,741
Goodwill	10,258	10,258	10,258
Deferred income taxes	13,210	11,091	13,185
Other assets	7,697	4,922	5,259

Total assets	$1,428,058	$1,230,845	$1,242,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348,610	$273,208	$356,822
Accrued employee compensation	30,041	22,725	21,138
Other accrued expenses	104,164	100,695	84,664
Current portion of capital lease obligations	344	392	414
Income taxes payable	--	7,605	--
Total current liabilities	483,159	404,625	463,038

Revolving credit loan	--	--	--
Capital lease obligations, less current maturities	1,151	1,407	1,534
Deferred rent	67,567	63,470	60,832
Other long-term liabilities	29,838	28,140	23,152
Total liabilities	581,715	497,642	548,556

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	---
Common stock, 100,000,000 shares authorized; $.008 par value; 78,483,814 shares issued and 72,797,968 shares outstanding at September 25, 2010, 77,386,151 shares issued and 72,152,816 shares outstanding at December 26, 2009 and 77,269,563 shares issued and 72,134,232 shares outstanding at September 26, 2009	628	619	618
Additional paid-in capital	224,113	190,649	184,727
Treasury stock – at cost, 5,685,846 shares at September 25, 2010, 5,233,335 shares at December 26, 2009 and 5,135,331 shares at September 26, 2009	(242,096)	(219,204)	(214,690)
Retained earnings	863,698	761,139	722,886
Total stockholders’ equity	846,343	733,203	693,541

Total liabilities and stockholders’ equity	$1,428,058	$1,230,845	$1,242,097

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended		For the fiscal nine months ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(Unaudited)		(Unaudited)

Net sales	$829,114	$747,730	$2,605,687	$2,344,405

Cost of merchandise sold	549,975	501,692	1,738,861	1,595,133

Gross margin	279,139	246,038	866,826	749,272

Selling, general and administrative expenses	210,779	193,820	627,913	575,239
Depreciation and amortization	17,502	16,421	51,313	48,757

Operating income	50,858	35,797	187,600	125,276

Interest expense, net	38	461	597	1,139

Income before income taxes	50,820	35,336	187,003	124,137

Income tax expense	18,803	13,357	69,191	46,924

Net income	$32,017	$21,979	$117,812	$77,213

Net income per share - basic	$0.44	$0.30	$1.62	$1.07

Net income per share - diluted	$0.43	$0.30	$1.58	$1.06

Weighted average shares outstanding:
Basic	72,600	72,068	72,525	71,909
Diluted	74,932	73,422	74,536	73,181

Dividends declared per common share outstanding	$0.07	$--	$0.21	$--

The accompanying notes are an integral part of this statement.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal nine months ended
	September 25, 2010	September 26, 2009
	(Unaudited)
Cash flows from operating activities:
Net income	$117,812	$77,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,313	48,757
Loss on sale of property and equipment	632	165
Stock compensation expense	8,754	9,159
Deferred income taxes	206	(9,143)
Change in assets and liabilities:
Inventories	(157,434)	(100,554)
Prepaid expenses and other current assets	(8,253)	3,029
Accounts payable	75,402	69,994
Accrued expenses	10,785	4,696
Income taxes payable	(7,605)	(1,554)
Other	2,905	9,262

Net cash provided by operating activities	94,517	111,024

Cash flows from investing activities:
Capital expenditures	(67,086)	(49,435)
Proceeds from sale of property and equipment	292	44
Purchases of short-term investments	(15,913)	--

Net cash used in investing activities	(82,707)	(49,391)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	274,033
Repayments under revolving credit agreement	--	(274,033)
Tax benefit on stock option exercises	6,993	2,924
Principal payments under capital lease obligations	(304)	(399)
Restricted stock units repurchased for payment of taxes	(657)	--
Repurchase of common stock	(22,892)	(10,775)
Net proceeds from issuance of common stock	18,372	4,499
Cash dividends paid to stockholders	(15,253)	--

Net cash used in financing activities	(13,741)	(3,751)

Net (decrease) increase in cash and cash equivalents	(1,931)	57,882

Cash and cash equivalents at beginning of period	172,851	36,989

Cash and cash equivalents at end of period	$170,920	$94,871

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$128	$776
Income taxes	76,381	53,312

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

On July 29, 2010, our Board of Directors announced a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 2, 2010, stockholders of record at the close of business on August 19, 2010, were issued one additional share of common stock for each share owned by such stockholder.  The stock split increased the number of shares of common stock outstanding from approximately 36.3 million to approximately 72.7 million.  Share and per-share amounts (including stock options and restricted stock units) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.  The number of shares held in Treasury was not adjusted for the split.

Note 2 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2010 presentation. Amounts related to accrued employee compensation ($22.7 million and $21.1 million at December 26, 2009 and September 26, 2009, respectively) have been reclassified from accrued expenses to accrued employee compensation. A portion of the liabilities related to self-insured workers’ compensation and general liability claims ($13.6 million at September 26, 2009) previously classified in accrued expenses have been reclassified to other long-term liabilities to reflect their long-term status.  Also amounts related to tenant improvement allowances ($16.8 million at September 26, 2009) previously classified in other long-term liabilities and amounts related to straight-line rent ($44.0 million at September 26, 2009) previously classified as straight-line rent liability have been reclassified as deferred rent to conform to the September 25, 2010 presentation.

These changes have affected our December 26, 2009 and September 26, 2009 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal nine months ended September 26, 2009.

Note 3 – Short-term Investments:

As of September 25, 2010, the Company’s short-term held-to-maturity investments consisted of a $15.9 million one-year U.S. Treasury note with a maturity date of May 11, 2011.  This investment is stated at amortized cost, which approximates fair value.

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

Financial Instruments Not Carried at Fair Value
Our financial instruments consist of cash and cash equivalents, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at September 25, 2010, December 26, 2009 or September 26, 2009.

Our short-term investment in a U.S. Treasury note is classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value at September 25, 2010 was $15.9 million.

Note 5 – Inventories:

Inventories are stated using the lower of last-in, first-out (LIFO) cost or market. Quarterly inventory determinations under LIFO are based on assumptions as to projected inventory levels at the end of the fiscal year, sales for the year and the expected rate of inflation/deflation for the year. If the first-in, first-out (FIFO) method of accounting for inventory had been used, inventories would have been approximately $75.1 million, $75.2 million and $76.7 million higher than reported at September 25, 2010, December 26, 2009 and September 26, 2009, respectively.

Note 6 – Property and Equipment:

Property and equipment is comprised as follows (in thousands):

	September 25,	December 26,	September 26,
	2010	2009	2009

Land	$30,289	$27,646	$27,646
Buildings and improvements	371,749	350,505	340,452
Furniture, fixtures and equipment	240,348	226,967	216,235
Computer software and hardware	104,274	88,700	84,008
Construction in progress	22,668	11,562	12,990
	769,328	705,380	681,331
Accumulated depreciation and amortization	(384,105)	(335,135)	(318,590)
	$385,223	$370,245	$362,741

Note 7 – Share-Based Compensation:

Share-based compensation includes stock option grants and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.  For the third quarter of fiscal 2010 and 2009, share-based compensation expense lowered pre-tax income by $2.5 million and $2.9 million, respectively, and $8.8 million and $9.2 million for the first nine months of fiscal 2010 and 2009, respectively.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

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

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

	Three months ended		Nine months ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Stock options granted	8,700	7,600	884,152	1,101,252
Weighted average exercise price	$34.73	$23.02	$26.41	$17.19
Weighted average fair value	$11.26	$8.45	$10.25	$6.45

The weighted average key assumptions used in determining the fair value of options granted in the three and nine months ended September 25, 2010 and September 26, 2009 are as follows:

	Three months ended		Nine months ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Expected price volatility	38.9%	39.6%	38.8%	39.8%
Risk-free interest rate	1.6%	2.2%	2.5%	1.6%
Weighted average expected lives in years	4.8	4.7	5.3	5.2
Forfeiture rate	7.7%	8.0%	6.3%	6.8%
Dividend yield	1.0%	0.0%	0.0%	0.0%

As of September 25, 2010, total unrecognized compensation expense related to non-vested stock options was approximately $11.2 million with a weighted average expense recognition period of 1.4 years.

Restricted Stock Units

During the first nine months of 2010 and 2009, we granted 144,038 and 298,302 restricted stock units, respectively, which vest over an approximate three year term and had a weighted average grant date fair value of $26.96 and $17.32, respectively.  As of September 25, 2010, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.5 million with a weighted average expense recognition period of 1.8 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay on behalf of our employees.  During the first nine months of 2010, we issued 82,202 shares as a result of vested restricted stock units.  This amount is net of 25,982 shares withheld to satisfy $0.7 million of employees’ tax obligations.  During the first nine months of 2009, no shares were issued as a result of vested restricted stock units.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 56,174 and 76,586 shares of our common stock during the first nine months of fiscal 2010 and 2009, respectively.  Total stock compensation expense related to the ESPP was approximately $0.3 million during each of the first nine months of 2010 and 2009.  In connection with the stock split, the number of shares of our common stock that are reserved under the ESPP increased from 4,000,000 shares to 8,000,000 shares.  Of this amount at September 25, 2010, there were 6,318,466 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the nine months ended September 25, 2010.

Note 8 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the three and nine months ended September 25, 2010.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Three months ended September 25, 2010			Three months ended September 26, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$32,017	72,600	$0.44	$21,979	72,068	$0.30

Dilutive stock options and restricted stock units outstanding	--	2,332	(0.01)	--	1,354	--

Diluted net income per share:
Net income	$32,017	74,932	$0.43	$21,979	73,422	$0.30

	Nine months ended September 25, 2010			Nine months ended September 26, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$117,812	72,525	$1.62	$77,213	71,909	$1.07

Dilutive stock options and restricted stock units outstanding	--	2,011	(0.04)	--	1,272	(0.01)

Diluted net income per share:
Net income	$117,812	74,536	$1.58	$77,213	73,181	$1.06

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

At September 25, 2010, there were no outstanding borrowings under the Credit Agreement.  There were $30.2 million outstanding letters of credit as of September 25, 2010.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 25, 2010 and September 26, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 25, 2010 and September 26, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 25, 2010, we are in compliance with all debt covenants.

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

We repurchased 273,400 and 38,814 shares, split adjusted, (actual shares of 230,100 and 19,407 were added to treasury as the number of shares held in treasury was not adjusted for the split) under the share repurchase program during the third quarter of 2010 and 2009, respectively.  The total cost of the share repurchases was $9.2 million and $0.9 million during the third quarter of 2010 and 2009, respectively.  We repurchased 718,222 and 642,060 shares, split adjusted, (actual shares of 452,511 and 321,030 were added to treasury) under the share repurchase program during the first nine months of 2010 and 2009, respectively.  The total cost of the share repurchases was $22.9 million and $10.8 million during the first nine months of 2010 and 2009, respectively.  As of September 25, 2010, we had remaining authorization under the share repurchase program of $158.1 million exclusive of any fees, commissions, or other expenses.

Note 11 – Dividends:

During the first nine months of 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.07	March 15, 2010	March 29, 2010
May 3, 2010	0.07	May 17, 2010	June 2, 2010
July 29, 2010	0.07	August 16, 2010	August 31, 2010

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

Note 13 – Commitments and Contingencies:

Construction Commitments

At September 25, 2010, we had commitments related to construction projects for new stores and a distribution center totaling approximately $8.1 million.

Letter of Credit

At September 25, 2010, there was a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

Litigation

The Company has received a Request for Information from the United States Environmental Protection Agency (the "EPA) regarding the EPA’s investigation as to whether the importation and/or sale by the Company of certain motorized merchandise violated the Clean Air Act.  The EPA has not filed a complaint or elaborated upon such contention.  The Company is not currently able to ascertain the extent, if any, of the Company's liability on this matter.

We are also involved in various litigation matters arising in the ordinary course of business.  Management expects these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.  Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.  It is possible, however, that future results of operations for any particular quarterly or annual period could be affected by changes in circumstances relating to these proceedings.

Note 14 – Subsequent Event:

On October 28, 2010, we announced that our board of directors declared a quarterly cash dividend of $0.07 per share of the Company’s common stock.  The dividend will be paid on November 30, 2010 to stockholders of record as of the close of business on November 15, 2010.

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

Stock Split

On July 29, 2010, our Board of Directors announced a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 2, 2010, stockholders of record at the close of business on August 19, 2010, were issued one additional share of common stock for each share owned by such stockholder.  The stock split increased the number of shares of common stock outstanding from approximately 36.3 million to approximately 72.7 million.  Share and per-share amounts (including stock options and restricted stock units) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.  The number of shares held in Treasury was not adjusted for the split.

Results of Operations

Fiscal Three Months (Third Quarter) and Nine Months Ended September 25, 2010 and September 26, 2009

Net sales increased 10.9% to $829.1 million for the third quarter of 2010 from $747.7 million for the third quarter of 2009.  Same-store sales for the quarter increased 5.0%, compared with a 5.1% decrease in the prior year quarter.  Net sales increased 11.1% to $2.61 billion for the first nine months of fiscal 2010 from $2.34 billion for the first nine months of fiscal 2009.  Same-store sales for the first nine months of fiscal 2010 increased 4.8% compared to a 1.7% decrease for the first nine months of 2009.  Our third quarter same-store sales increase was broad-based and driven by continued strength in core consumable, usable and edible products, principally animal and pet-related merchandise.  Seasonal warm-weather items and apparel also performed well during the quarter.

We opened nine new stores during the third quarter of 2010 compared to 17 new store openings and one relocated store during the prior year’s third quarter.  During the first nine months of 2010, we opened 47 new stores, compared to 58 new store openings and two relocations during the first nine months of 2009.  We closed one store during each of the first nine months of 2010 and 2009.  We operated 976 stores at September 25, 2010, compared to 912 stores at September 26, 2009.

The following chart indicates the average percentage of sales represented by each of our major product categories during the third quarter and first nine months of fiscal 2010 and 2009:

	Three months ended		Nine months ended
Product Category:	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Livestock and Pet	41%	40%	40%	40%
Hardware, Tools, and Truck	24	25	23	24
Seasonal Products	17	17	19	18
Agricultural	8	8	8	8
Clothing and Footwear	7	7	7	7
Gift and Recreation	3	3	3	3
Total	100%	100%	100%	100%

Gross margin increased 13.5% to $279.1 million for the third quarter of 2010 from $246.0 million in the third quarter of 2009.  As a percent of sales, gross margin increased 80 basis points to 33.7% for the third quarter of fiscal 2010 compared to 32.9% for the comparable period in fiscal 2009. Gross margin increased 15.7% to $866.8 million in the first nine months of 2010 compared to $749.3 million in the first nine months of 2009.  For the first nine months of fiscal 2010, gross margin increased 130 basis points to 33.3% compared to 32.0% for the first nine months of fiscal 2009.  The improvement in gross margin for the third quarter and first nine months of fiscal 2010 is primarily due to expanded direct product margin and a decrease in the LIFO provision.  The direct product margin improvement resulted from continued progress on margin driving initiatives which include strategic sourcing, markdown management and more effective pricing.

Total selling, general and administrative (“SG&A”) expenses, including deprecation and amortization, improved 60 basis points to 27.5% of sales in the third quarter of fiscal 2010 from 28.1% of sales in the third quarter of fiscal 2009.  SG&A expenses, including deprecation and amortization, for the first nine months of fiscal 2010 improved 50 basis points to 26.1% of sales from 26.6% for the first nine months of fiscal 2009.  The SG&A improvement as a percent to sales for the quarter and first nine months of 2010 was primarily due to sales growth and expense management.

Our effective income tax rate decreased to 37.0% in each of the third quarter and first nine months of fiscal 2010, compared with 37.8% for the third quarter and first nine months of fiscal 2009.  The reduction in the tax rate resulted primarily from the tax benefit received on the disqualified disposition of incentive stock options during the third quarter and first nine months of fiscal 2010.

As a result of the foregoing factors, net income for the third quarter of fiscal 2010 increased 45.7% to $32.0 million compared to $22.0 million in the third quarter of fiscal 2009.  Net income for the first nine months of fiscal 2010 increased 52.6% to $117.8 million from $77.2 million in the first nine months of the prior year.  Net income per diluted share for the third quarter of fiscal 2010 increased to $0.43 from $0.30 and, for the first nine months of fiscal 2010, increased to $1.58 from $1.06.

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

At September 25, 2010, we had working capital of $528.5 million, which was a $98.8 million increase and an $140.8 million increase compared to December 26, 2009 and September 26, 2009, respectively.  The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	September 25, 2010	December 26, 2009	Variance	September 26, 2009	Variance
Current assets:
Cash and cash equivalents	$170.9	$172.9	$(2.0)	$94.9	$76.0
Short-term investments	15.9	--	15.9	--	15.9
Inventories	758.7	601.2	157.5	704.0	54.7
Prepaid expenses and other current assets	50.6	42.3	8.3	40.4	10.2
Deferred income taxes	15.6	17.9	(2.3)	11.4	4.2
	1,011.7	834.3	177.4	850.7	161.0
Current liabilities:
Accounts payable	348.6	273.2	75.4	356.8	(8.2)
Accrued employee compensation	30.0	22.7	7.3	21.1	8.9
Other accrued expenses	104.2	100.7	3.5	84.7	19.5
Current portion of capital lease obligations	0.4	0.4	--	0.4	--
Income taxes payable	--	7.6	(7.6)	--	--
	483.2	404.6	78.6	463.0	20.2
Working capital	$528.5	$429.7	$98.8	$387.7	$140.8

In comparison to prior year end, working capital increased as a result of an increase in inventory, offset in part by a corresponding increase in accounts payable.  The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory for new stores and increased average inventory per store due to seasonality as well as a strategic investment in our “never out of stock” categories and essential seasonal merchandise.

The increase in working capital as compared to the third quarter of 2009 was the result of an increase in cash and inventory.  Cash has increased principally from stronger earnings.  The increase in inventory is related to new store openings.

Operations provided net cash of $94.5 million and $111.0 million in the first nine months of fiscal 2010 and fiscal 2009, respectively.  The $16.5 million decrease in net cash provided in 2010 over 2009 is primarily due to changes in the following operating activities (in millions):

	Nine months ended
	September 25, 2010	September 26, 2009	Variance
Net income	$117.8	$77.2	$40.6
Depreciation and amortization	51.3	48.8	2.5
Inventories and accounts payable	(82.0)	(30.6)	(51.4)
Stock compensation expense	8.8	9.2	(0.4)
Prepaid expenses and other current assets	(8.3)	3.0	(11.3)
Accrued expenses	10.8	4.7	6.1
Income taxes payable	(7.6)	(1.6)	(6.0)
Other, net	3.7	0.3	3.4
Net cash provided by operations	$94.5	$111.0	$(16.5)

The decline in net cash provided by operations in the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009 primarily relates to increased inventory levels and timing of payments on accounts payable, partially offset by stronger earnings.  Accounts payable typically declines at a faster pace than inventory as our average payment terms are shorter than the inventory turns.  Additionally, we have been working with our vendors to accelerate payments in order to obtain incremental discounts.

Investing activities used $82.7 million and $49.4 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. The majority of this cash requirement relates to our capital expenditures, and in 2010 we had payments of $15.9 million to acquire short-term investments.

Capital expenditures for the first nine months of fiscal 2010 and fiscal 2009 were as follows (in millions):

	Nine months ended
	September 25, 2010	September 26, 2009
New/relocated stores and stores not yet opened	$19.8	$26.5
Information technology	12.7	11.4
Distribution center capacity and improvements	11.3	1.3
Existing store properties acquired from lessors	11.3	--
Existing stores	10.8	10.0
Other	1.2	0.2
	$67.1	$49.4

The above table reflects 47 new stores in the first nine months of fiscal 2010, compared to 58 new stores during the first nine months of fiscal 2009.  The decrease in new store openings in the first nine months of fiscal 2010 compared to fiscal 2009 is due to a shift in new store openings between the third and fourth quarters of 2010.  We expect to open approximately 25 to 27 new stores in the fourth quarter of 2010.  The increase in distribution center capacity and improvements in the first nine months of fiscal 2010 compared to fiscal 2009 is due to the purchase of software and equipment relating to the current implementation of a new warehouse management system.

Financing activities used $13.7 million and $3.8 million in the first nine months of fiscal 2010 and fiscal 2009, respectively.  This increase in net cash used is largely due to quarterly cash dividends paid to stockholders and repurchase of common stock, partially offset by increased net proceeds from issuance of common stock.

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

At September 25, 2010 and September 26, 2009, there were no outstanding borrowings under the credit agreement.  There were $30.2 million outstanding letters of credit as of September 25, 2010. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.50% at September 25, 2010 and September 26, 2009).  We are also required to pay a commitment fee ranging from 0.06% to 0.18% per annum for unused capacity (0.10% at September 25, 2010 and September 26, 2009).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 25, 2010, we were in compliance with all debt covenants.

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

We repurchased 273,400 and 38,814 shares, split adjusted, (actual shares of 230,100 and 19,407 were added to treasury as the number of treasury shares was not adjusted for the split) under the share repurchase program during the third quarter of 2010 and 2009, respectively.  The total cost of the share repurchases was $9.2 million and $0.9 million during the third quarter of 2010 and 2009, respectively.  We repurchased 718,222 and 642,060 shares, split adjusted, (actual shares of 452,511 and 321,030 were added to treasury) under the share repurchase program during the first nine months of 2010 and 2009, respectively.  The total cost of the share repurchases was $22.9 million and $10.8 million during the first nine months of 2010 and 2009, respectively.  As of September 25, 2010, we had remaining authorization under the share repurchase program of $158.1 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first nine months of 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
March 1, 2010	$0.07	March 15, 2010	March 29, 2010
May 3, 2010	0.07	May 17, 2010	June 2, 2010
July 29, 2010	0.07	August 16, 2010	August 31, 2010

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

Significant Contractual Obligations and Commercial Commitments

At September 25, 2010, we had commitments related to construction projects for new stores and a distribution center totaling approximately $8.1 million.  There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2009.

At September 25, 2010, there was a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% and 2.35% at September 25, 2010 and September 26, 2009, respectively) or LIBOR (0.26% and 0.25% at September 25, 2010 and September 26, 2009, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.50% at September 25, 2010 and September 26, 2009).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.10% at September 25, 2010 and September 26, 2009).  See Note 9 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

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

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 25, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 25, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has received a Request for Information from the United States Environmental Protection Agency (the "EPA) regarding the EPA’s investigation as to whether the importation and/or sale by the Company of certain motorized merchandise violated the Clean Air Act.  The EPA has not filed a complaint or elaborated upon such contention.  The Company is not currently able to ascertain the extent, if any, of the Company's liability on this matter.

We are also involved in various litigation matters arising in the ordinary course of business.  We expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.  Any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.  It is possible, however, that future results of operations for any particular quarterly or annual period could be affected by changes in circumstances relating to these proceedings.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011.  Stock repurchase activity during the third quarter of fiscal 2010 was as follows:

Period	Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Number of Shares Purchased as Part of Publicly AnnouncedPlans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2010 – July 24, 2010	68,000	$31.24	68,000	$165,140,915
July 25, 2010 – August 21, 2010	103,400	34.59	103,400	161,565,342
August 22, 2010 – September 25, 2010	102,000	34.27	102,000	158,071,329
As of September 25, 2010	273,400	$33.64	273,400	$158,071,329

_______________________
(1) The number of shares purchased and the average price paid per share shown in the table above have been adjusted to reflect the effect of the stock split for all shares purchased prior to the stock split record date.  The number of shares held in Treasury was not adjusted for the two-for-one stock split as stated in Note 1 of the Notes to Unaudited Consolidated Financial Statements.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on November 2, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 25, 2010; December 26, 2009; and September 26, 2009, (ii) the consolidated statements of income for the fiscal three and nine months ended September 25, 2010, and September 26, 2009, (iii) the consolidated statements of cash flows for the fiscal nine months ended September 25, 2010 and September 26, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

_______________________
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

TRACTOR SUPPLY COMPANY

Date:	November 2, 2010	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)