Form 10-K
TRACTOR SUPPLY CO /DE/
filed 2011-02-23
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
Securities Registered Pursuant to Section 12(g) of the Act: None

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
YES  ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 25, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,037,338,136.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 22, 2011
Common Stock, $.008 par value	72,805,868

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TRACTOR SUPPLY COMPANY

i

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the ability to manage expenses, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, on-going and potential legal or regulatory proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I
Item 1.   Business

Overview

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com.  Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, pet and small animal products, including items necessary for their health, care, growth and containment;
•	Hardware, truck, towing and tool products;
•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;
•	Maintenance products for agricultural and rural use; and
•	Work/recreational clothing and footwear.

Our Tractor Supply stores typically range in size from 15,500 to 18,500 square feet of inside selling space and additional outside selling space.  We use a standard 15,500 square foot prototype for most new purpose-built locations.  For new stores located in existing buildings, one of several layout formats is utilized.

Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”), operated 26 stores as of December 25, 2010 in Washington, Oregon, Idaho and Hawaii.  Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.

Tractor Supply Company has one reportable industry segment – farm and ranch retail sales, both at our retail locations and online.

At December 25, 2010, we operated 1,001 retail farm and ranch stores in 44 states.

Seasonality and Weather

Our business is highly seasonal.  Historically, our sales and profits have been the highest in the second and fourth fiscal quarters due to the sale of seasonal products.  Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales. We believe, however, that the impact of extreme weather conditions is somewhat mitigated by the geographic dispersion of our stores.

We experience our highest inventory and accounts payable balances during the first fiscal quarter for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

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

Our online shopping site is TractorSupply.com.  The availability of certain of our products online provides our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices.  We believe this capability further enhances customer service and extends our market to areas where our retail stores are not currently located.

We offer proprietary, private label credit cards for individuals and business customers.  In addition, we accept cash, checks, debit cards, Visa, MasterCard, American Express and Discover credit cards and gift cards.

Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores utilize several layouts, designed to provide an open environment, optimal product placement and visual display locations. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be easily changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores.  Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. The general uniformity of our store layouts and visual displays afford our customers a feeling of familiarity and enhances the shopping experience. To further enhance the shopping experience, all of our store team members wear highly visible red vests, aprons or smocks and nametags, and our customer service and checkout counters are conveniently located.

Merchandising
We offer a differentiated assortment of products for our customers.  Our broad product assortment is tailored to meet the regional and geographic needs of our markets, as well as the physical store size.  Our full line of product offerings is supported by a strong in-stock inventory position with an average of 15,500 to 19,000 unique products per store.  No one product accounted for more than 10% of our sales during 2010.

Our stores carry a wide selection of high quality, nationally recognized, name brand merchandise. We also market a growing list of products under our “private-label programs,” i.e. products manufactured for us by a number of vendors. The trademarks in the private label brand names are owned by us. Our private label brands include:

• Producers Pride and Dumor (livestock feed)
• Retriever, Paws ‘n Claws, and 4health (pet foods)
• Huskee (outdoor power equipment)
• C.E. Schmidt (apparel and footwear)
• Countyline (livestock, farm and ranch equipment)
• Royal Wing (bird feeding supplies)
• Traveller (truck/automotive products)
• Masterhand and JobSmart (tools and tool chests)
• Groundwork (lawn and garden supplies)
• Bit & Bridle (apparel)
• Red Shed (gifts and collectibles)

We believe that the availability of high quality private label products at compelling prices provides superior value for our customers, a strategic advantage for us, and positions us as a destination store.

The following chart indicates the average percentages of sales represented by each of our major product categories during fiscal 2010, 2009 and 2008.

	Percent of Sales
Product Category	2010	2009 (a)	2008 (a)
Livestock and Pet	39%	39%	37%
Hardware, Tools and Truck	23	23	24
Seasonal, Gift and Toy Products	22	22	23
Clothing and Footwear	10	10	9
Agriculture	6	6	7
	100%	100%	100%
(a)Reclassified to conform to current year presentation.

Purchasing
We offer a differentiated assortment of products that are sourced through domestic and international vendors for those seeking to enjoy the “Out Here” lifestyle.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a core group of approximately 700 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2010.  Approximately 250 vendors accounted for approximately 90% of our purchases during fiscal 2010.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our vendors.

We maintain a dedicated inventory management team to focus exclusively on all forecasting and replenishment functions.  This centralized direction permits our buying teams to focus more strategic attention toward vendor line reviews, assortment planning and testing of new products and programs.  Through the combined efforts of these teams, we have improved our overall inventory productivity and in-stock position.

Over 98% of our purchase orders are transmitted through an electronic data interchange ("EDI") system, and approximately 95% of merchandise vendor invoices are transmitted through EDI. We are expanding the percentage of vendors who electronically transmit invoices and increasing the amount of sales history transmitted.

Distribution
We currently operate a distribution network for supplying our stores with merchandise, and in fiscal 2010 our stores received approximately 67% of our merchandise through this network.  Our six distribution centers are located in Indiana, Georgia, Maryland, Texas, Nebraska, and Washington, representing total distribution capacity of 2.9 million square feet.  In 2011 we have begun construction on our seventh distribution center, a new 834,000 square foot facility in Kentucky to be operational during the fourth quarter of fiscal 2011.

We manage our inbound and outbound transportation activity in-house through the use of a web-based transportation management system.  We utilize several common carriers for store deliveries.  We manage our transportation costs through carrier negotiations, the monitoring of transportation routes, and the scheduling of deliveries.

Marketing
We utilize an "everyday value prices" strategy to consistently offer our products at competitive prices complemented by promotions primarily implemented during peak selling seasons.  We regularly monitor prices at competing stores and adjust our prices as appropriate.

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

Competition
We operate in a competitive retail industry. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete with general merchandise retailers, home center retailers and other specialty and discount retailers, as well as independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives.  Some of these competitors are units of national or regional chains and may have substantially greater resources and financial capacities than we do.  However, we believe we have successfully differentiated ourselves from these entities by focusing on our specialized market niche for customers living the rural lifestyle.

Management and Team Members
As of December 25, 2010, we employed approximately 7,900 full-time and approximately 6,800 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

Our store operations are organized into nine regions, including Del’s.  Each region is led by a regional manager and the region is further organized into districts, which are led by a district manager or area manager.  Our regional managers, district managers, area managers, store managers and other distribution and support personnel have contributed significantly to our performance.  We have internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed “best-practice” solutions.

We are committed to a continuous improvement program called Tractor Value System (“TVS”).  TVS is a business management system that emphasizes, through team member engagement, a focus on continuous improvement.  Utilizing the TVS system, we improve processes by embracing change of current practices to reduce cost, shorten lead times, and drive innovation.  We have implemented numerous continuous improvement project teams (comprised of team members from all areas of our operations) to evaluate key operations and implement process changes that will improve efficiency, reduce costs and strengthen processes. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and incorporates suggestions into our improvement activities.

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

We encourage a “promote from within” environment when internal resources permit.  We also provide internal leadership development programs designed to mentor our high potential team members for continued progress and believe we have satisfactory relationships with our team members. Our district managers, area managers, and store managers have an average length of service of approximately five years.  Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned store growth.

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

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations and upgrades to support optimal software configurations and application performance.  We plan to upgrade our information technology and implement other efficiency-driving system enhancements (including the rollout of a new warehouse management system to distribution centers, implementation of price optimization software, point-of-sale system upgrades, and store and support center hardware refreshes) in 2011.  In addition, we will continue to strengthen the security of our information systems and support the areas of store and distribution center expansion.  These efforts are directed toward constantly improving the overall business processes and achieving the most efficient and effective use of the systems to manage our operations while ensuring a secure and reliable environment.

Growth Strategy

Our current and long-term growth strategy is to: (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday value prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, global sourcing, and optimization of transportation  and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complementary strategy to organic growth.

We have experienced considerable sales growth over the past five years, with a compounded annual growth rate of approximately 12.0%.  We project an increase of 80 to 85 new stores in 2011, an increase of approximately 8%.  We opened 74 new stores in 2010 and 76 new stores in 2009, an increase of approximately 8% and 9%, respectively.

We operated 1,001 retail farm and ranch stores in 44 states as of December 25, 2010.  We have developed a proven method for selecting store sites and have identified over 800 potential additional markets for new Tractor Supply stores in the United States.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
James F. Wright	Chairman of the Board and Chief Executive Officer	61
Gregory A. Sandfort	President and Chief Merchandising Officer	55
Stanley L. Ruta	Executive Vice President and Chief Operating Officer	59
Anthony F. Crudele	Executive Vice President-Chief Financial Officer and Treasurer	54
Kimberly D. Vella	Senior Vice President and Chief People Officer	44
__________________

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

Kimberly D. Vella has served as Senior Vice President and Chief People Officer since July 2010, and prior to that time served as Senior Vice President-Human Resources of the Company since January 2007, after having served as Vice President-Human Resources of the Company since October 2001.

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

Our code of ethics, which is applicable to all of our team members, including our Chief Executive Officer, Chief Financial Officer and Controller, along with our Corporate Governance Guidelines and the charters of our Audit, Compensation, Nominating and Corporate Governance Committees of our Board of Directors, is posted on our website.

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

Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tighter lending practices have made it more challenging for our real estate developers to obtain financing under reasonable loan terms and conditions.  Unfavorable lending trends could impact the timing of our store openings and materially adversely affect our ability to open new purpose-built stores in desirable locations.

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
There can be no assurance that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we continue to open new stores, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, if at all, as well as from the impact of related pre-opening costs.

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
Our working capital needs and borrowings (if necessary) generally peak in our first and third fiscal quarters because lower sales are generated while expenses are incurred and inventory is increased in preparation for the spring and winter selling seasons.  If cash on hand and borrowings under existing credit facilities are insufficient to meet the seasonal needs or if cash flow generated during the spring and winter is insufficient to repay associated borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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
The products we sell are sourced from a variety of domestic and international vendors.  As a general rule, we have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against certain liabilities and costs.  Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors.

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
Our business involves a risk of product liability and other claims in the ordinary course of business.  We maintain general liability insurance with a deductible for each occurrence and a $36,000,000 aggregate retention applicable to all general liability and workers compensation claims.  We also maintain umbrella limits above the primary general liability and product liability cover.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance.  Our ability to recover under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.

Our costs of doing business could increase as a result of changes in federal, state or local regulations.
Changes in the federal, state or local minimum wage or living wage requirements or changes in other wage or workplace regulations could increase our costs of doing business. In addition, changes in federal, state or local regulations governing the sale of some of our products or tax regulations could increase our costs of doing business.

Because we are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.
We are subject to numerous federal, state and local laws and governmental regulations relating to environmental protection, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributers, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

A privacy breach could result in negative publicity and adversely affect the Company’s business.
The protection of customer, employee and company data is critical to the Company.  The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.  In connection with credit card sales, we transmit confidential credit card information.  Third parties may have the technology or know-how to breach the security of this customer information, and our security measures and those of our technology vendors may not effectively preclude others from obtaining improper access to this information.  Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft.  We collect personal information from consumers in the course of doing business.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations or to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

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
We depend on management information systems for many aspects of our business.  We could be materially adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued store growth.  Many of our information systems contain confidential customer, Company or employee data.  If we fail to adequately restrict access to this information, our results of operations could be adversely affected.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results.
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the measurement of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service ("IRS") and other state and local taxing authorities. A portion of our sales are to tax-exempt customers. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment.  These circumstances create risk that we could be challenged as to the propriety of our sales tax compliance. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Failure to maintain an effective system of internal control over financial reporting could materially impact our business and results.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

At December 25, 2010, we operated 1,001 stores in 44 states.  We lease more than 94% of our stores, two of our six distribution centers and our management headquarters.  Store leases typically have initial terms of between 10 and 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to our operations.

Following is a count of our store locations by state:

State	Number of Stores	State	Number of Stores
Texas	121	Wisconsin	15
Ohio	69	Kansas	12
Michigan	63	Nebraska	12
Pennsylvania	60	Maine	10
New York	58	Mississippi	10
Tennessee	57	New Hampshire	10
North Carolina	43	New Jersey	10
Georgia	40	Maryland	9
Indiana	38	Iowa	8
Kentucky	38	Minnesota	8
Florida	37	Connecticut	7
Virginia	33	North Dakota	7
Alabama	25	Massachusetts	6
Oklahoma	23	South Dakota	6
South Carolina	22	Vermont	5
Louisiana	21	Delaware	3
California	20	Hawaii	3
Washington	19	Oregon	3
West Virginia	18	Montana	2
Illinois	16	New Mexico	2
Arkansas	15	Idaho	1
Missouri	15	Rhode Island	1
			1,001

Item 3.                 Legal Proceedings

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition or results of operations.

We are also involved in various litigation matters arising in the ordinary course of business.  We expect these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Item 4.                 [Removed and Reserved]

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select market for each fiscal quarter of the periods indicated:

	Price Range (split adjusted)
	2010		2009
	High	Low	High	Low
First Quarter	$30.29	$24.56	$18.99	$14.34
Second Quarter	$35.93	$28.91	$21.86	$17.09
Third Quarter	$39.14	$29.55	$24.50	$19.84
Fourth Quarter	$48.79	$38.35	$27.25	$22.17

As of January 31, 2011, the approximate number of record holders of our common stock was 120 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 37,000.

Issuer Purchases of Equity Securities

We have a Board-approved share repurchase program which provides for the repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011.  Stock repurchase activity during fiscal 2010 is set forth in the table below:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (b)	172,182	$25.90	146,200	$177,152,538
Second Quarter	298,622	33.13	298,622	167,264,053
Third Quarter	273,400	33.64	273,400	158,071,329

Fourth Quarter:
9/26/10 – 10/23/10	--	--	--	158,071,329
10/24/10 – 11/20/10 (b)	292,999	40.52	290,000	146,324,048
11/21/10 – 12/25/10	83,800	42.04	83,800	142,800,349
	376,799	40.89	373,800	142,800,349

As of December 25, 2010	1,121,003	$34.75	1,092,022	$142,800,349

(a)            The number of shares purchased and the average price paid per share shown in the table above have been adjusted to reflect the effect of a two-for-one stock split for all shares purchased prior to the stock split record date.  Actual shares of 73,100, 149,311, and 230,100 were added to treasury in the first, second and third quarters of fiscal 2010, respectively, as the number of shares held in treasury was not adjusted for the two-for-one stock split as stated in Note 1 – Significant Accounting Policies in Part II Item 8 of this Form 10-K.

(b)            We withheld 25,982 (split adjusted) shares during the first quarter and 2,999 shares during the fourth quarter to satisfy employee tax obligations on the vesting of restricted stock units in the amounts of $0.7 million in the first quarter and $0.1 million in the fourth quarter at an average price of $25.30 and $42.00, respectively.  For further discussion, see Note 2 – Share-Based Compensation in Part II, Item 8 of this Form 10-K.

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

Any additional share repurchase programs will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.  The program may be limited or terminated at any time without prior notice.

Common Stock Dividends

During 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share (split adjusted)	Stockholders of Record Date	Date Paid
March 1, 2010	$0.07	March 15, 2010	March 29, 2010
May 3, 2010	0.07	May 17, 2010	June 2, 2010
July 29, 2010	0.07	August 16, 2010	August 31, 2010
October 28, 2010	0.07	November 15, 2010	November 30, 2010

It is the present intention of the Board of Directors to continue to pay this quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company and other factors which the Board of Directors deems relevant.  There were no dividends declared during fiscal 2009.

On February 4, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.07 per share of the Company’s common stock.  The dividend will be paid on March 8, 2011 to stockholders of record as of the close of business on February 22, 2011.

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

The following graph compares the cumulative total stockholder return on our Common Stock from December 31, 2005 to December 25, 2010 (the Company's fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 31, 2005 in our Common Stock and in each of the foregoing indices.  The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/31/05	12/30/06	12/29/07	12/27/08	12/26/09	12/25/10
Tractor Supply Company	$100.00	$84.45	$66.79	$65.21	$102.06	$182.85
S&P 500	$100.00	$113.62	$118.44	$69.92	$90.24	$100.68
S&P Retail Index	$100.00	$109.36	$89.85	$59.45	$91.47	$112.13

Item 6.                      Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The following selected financial data are derived from the consolidated financial statements of Tractor Supply Company.  Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  All fiscal years presented below consist of 52 weeks.

Effective December 25, 2010, the Company elected to change its method of accounting for inventories from the lower of cost, as determined by the last-in, first-out (“LIFO”) method, or market to the lower of cost, as determined by average cost method, or market. The following table provides summary historical financial information adjusted for the change in accounting for inventory for the periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating data):

	2010	2009 (a)	2008 (a)	2007 (a)	2006 (a)
Operating Results:
Net sales	$3,638,336	$3,206,937	$3,007,949	$2,703,212	$2,369,612
Gross margin	1,203,665	1,041,889	955,055	857,940	752,237
Selling, general and administrative expenses	867,644	784,066	715,961	641,603	555,834
Depreciation and amortization	69,797	66,258	60,731	51,064	42,292

Operating income	266,224	191,565	178,363	165,273	154,111
Interest expense, net	1,284	1,644	2,133	5,037	2,688

Income before income taxes	264,940	189,921	176,230	160,236	151,423
Income tax provision	96,968	70,176	68,237	60,777	56,677

Net income	$167,972	$119,745	$107,993	$99,459	$94,746

Net income per share – basic (b) (c)	$2.31	$1.66	$1.47	$1.27	$1.18

Net income per share – assuming dilution (b) (c)	$2.25	$1.63	$1.44	$1.24	$1.15

Adjusted weighted average shares for dilutive earnings per share (c)	74,686	73,297	74,927	80,200	82,119

Operating Data (percent of net sales):
Gross margin	33.1%	32.5%	31.8%	31.7%	31.7%
Selling, general and administrative expenses	23.9%	24.4%	23.8%	23.7%	23.5%
Operating income	7.3%	6.0%	5.9%	6.1%	6.5%
Net income	4.6%	3.7%	3.6%	3.7%	4.0%

Number of Stores:
Beginning of year	930	855	764	676	595
New stores opened	74	76	91	89	82
Closed/sold stores	(3)	(1)	--	(1)	(1)
End of year	1,001	930	855	764	676

Number of stores relocated during year	--	2	1	12	15
Number of stores remodeled (d)	1	6	3	1	3
Capital expenditures (e)	$96,511	$73,974	$91,759	$83,986	$90,565
Same-store sales increase (decrease) (f)	7.0%	(1.1%)	1.4%	3.4%	1.6%
Average sales per store (000’s) (g)	$3,781	$3,586	$3,703	$3,762	$3,699
Average transaction value	$42.07	$42.06	$44.55	$43.60	$43.12
Average number of daily transactions per store	249	236	230	239	238
Total team members	14,700	13,300	12,800	11,600	9,800

Balance Sheet Data (at end of period):
Working capital	$617,153	$475,847	$337,225	$340,405	$340,522
Total assets	1,463,474	1,276,580	1,143,301	1,083,185	1,010,639
Long-term debt, less current portion (h)	1,316	1,407	1,797	2,351	2,808
Stockholders’ equity	933,242	779,151	651,799	580,943	611,292
_______________________

(a)
As discussed in Note 1 – Significant Accounting Policies in Part II Item 8 of this Form 10-K regarding our change in accounting for inventories from last-in, first-out (LIFO) method to the average cost method, selected financial data has been retrospectively adjusted.  Retrospective adjustments relating to fiscal 2009 and 2008 have been provided in Note 1 – Significant Accounting Policies in Part II Item 8 of this Form 10-K:

	2007		2006
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Operating Results:
Net sales	$2,703,212	$2,703,212	$2,369,612	$2,369,612
Gross margin	852,708	857,940	746,146	752,237
Selling, general and administrative expenses	641,603	641,603	555,834	555,834
Depreciation and amortization	51,064	51,064	42,292	42,292

Operating income	160,041	165,273	148,020	154,111
Interest expense, net	5,037	5,037	2,688	2,688

Income before income taxes	155,004	160,236	145,332	151,423
Income tax provision	58,763	60,777	54,324	56,677

Net income	$96,241	$99,459	$91,008	$94,746

Net income per share – basic (b) (c)	$1.23	$1.27	$1.14	$1.18

Net income per share – assuming dilution (b) (c)	$1.20	$1.24	$1.11	$1.15

Adjusted weighted average shares for dilutive earnings per share (c)	80,200	80,200	82,119	82,119

Operating Data (percent of net sales):
Gross margin	31.5%	31.7%	31.5%	31.7%
Selling, general and administrative expenses	23.7%	23.7%	23.5%	23.5%
Operating income	5.9%	6.1%	6.2%	6.5%
Net income	3.6%	3.7%	3.8%	4.0%

	2008		2007		2006
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Balance Sheet Data (at end of period):
Working capital	$295,518	$337,225	$324,799	$340,405	$328,134	$340,522
Total assets	1,075,997	1,143,301	1,057,971	1,083,185	998,258	1,010,639
Long-term debt, less current portion (h)	1,797	1,797	57,351	57,351	2,808	2,808
Stockholders’ equity	610,130	651,799	565,337	580,943	598,904	611,292

(b)	Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income. Diluted net income per share is calculated using the treasury stock method for stock options and restricted stock units.
(c)	Adjusted to reflect two-for-one stock split that was effective September 2, 2010.
(d)	Reflects remodelings costing more than $150,000.
(e)	Includes assets acquired through capital leases.
(f)	Same-store sales increases (decreases) are calculated on an annual basis, including relocations in 2010, 2009 and 2008 and excluding relocations in 2007 and 2006, using all stores open at least one year.
(g)	Average sales per store is calculated based on total sales divided by the weighted average number of stores open in the year.
(h)	Long-term debt includes borrowings under the Company's revolving credit agreement and amounts outstanding under its capital lease obligations, excluding the current portion.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and of those who enjoy the rural lifestyle, as well as tradesmen and small businesses. We operate retail stores under the names Tractor Supply Company and Del’s Farm Supply and operate a website under the name TractorSupply.com. Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, pet and small animal products, including items necessary for their health, care, growth and containment;
•	Hardware, truck, towing and tool products;
•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;
•	Maintenance products for agricultural and rural use; and
•	Work/recreational clothing and footwear.

Our Tractor Supply stores typically range in size from 15,500 to 18,500 square feet of inside selling space and additional outside selling space. We use a standard 15,500 square foot prototype for new purpose-built locations.  For new stores located in existing buildings, one of several layout formats is utilized.

Our wholly-owned subsidiary, Del’s, operated 26 stores as of December 25, 2010 in Washington, Oregon, Idaho and Hawaii. Del’s stores currently range in size from approximately 2,000 to 6,000 square feet of inside selling space plus additional outside and covered/sheltered selling space.

Our current and long-term growth strategy is to:  (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales increases, achieved through targeted merchandising programs with an “everyday value prices” philosophy and supported by strong customer service, (3) enhance product margin through assortment management, vendor management, sourcing and optimization of transportation  and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead, (5) expand market opportunities via internet sales, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets as a complimentary strategy to organic growth.

We have experienced considerable sales growth over the past five years, with a compounded annual growth rate of approximately 12.0%.  We project an increase of 80 to 85 new stores in 2011, an increase of approximately 8%.  We opened 74 new stores in 2010 and 76 new stores in 2009, an increase of approximately 8% and 9%, respectively.

We operated 1,001 retail farm and ranch stores in 44 states as of December 25, 2010.  We have developed a proven method for selecting store sites and have identified over 800 potential additional markets for new Tractor Supply stores in the United States.

The average cash investment for new leased stores opened in 2010 was $1.2 million for retrofit stores and $0.9 million for prototype stores. A majority of the cash outlay was for initial acquisition of inventory and capital expenditures (principally leasehold improvements, fixtures and equipment), and approximately $92,000 for pre-opening costs.

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

Change in Accounting Method
Effective December 25, 2010, the Company elected to change its method of accounting for inventories from the lower of cost, as determined by the last-in, first-out (“LIFO”) method, or market to the lower of cost, as determined by the average cost method, or market.  The Company believes the change is preferable as the average cost method better reflects the current value of inventory on the consolidated balance sheets, provides a better reflection of periodic income and improves comparability with our peers.

The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes.  All financial information in Item 8 of this 10-K has been retrospectively adjusted.  See Note 1,  Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8,  Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our change in accounting method.

Stock Split

On July 29, 2010, our Board of Directors announced a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 2, 2010, stockholders of record at the close of business on August 19, 2010, were issued one additional share of common stock for each share owned by such stockholder.  The stock split increased the number of shares of common stock outstanding from approximately 36.3 million to approximately 72.7 million.  Share and per-share amounts (including stock options and restricted stock units) shown in this Form 10-K reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.  The number of shares held in treasury was not adjusted for the split.

Seasonality and Weather
Our business is highly seasonal.  Historically, our sales and profits have been the highest in the second and fourth fiscal quarters due to the sale of seasonal products. Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales.  We believe, however, that the impact of extreme weather conditions is somewhat mitigated by the geographic dispersion of our stores.

We experience our highest inventory and accounts payable levels during our first fiscal quarter for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the winter selling season.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Revenue Recognition and Sales Returns:
We recognize revenue at the time the customer takes possession of merchandise or receives services.  If we receive payment before the customer has taken possession of the merchandise (as per our special order and layaway programs), the revenue is deferred until the sale is complete.  Revenues from the sale of gift cards are deferred and recognized when the gift card or merchandise return card is redeemed by the customer. Income is recognized when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).

We estimate a liability for sales returns based on a rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales.  Our estimation methodologies have been consistently applied from year to year; however, as with any estimate, refund activity may vary from estimated amounts.

The gift card and merchandise return card breakage rate is based upon historical redemption patterns and a benefit is recognized for estimated unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.

We have not made any material changes in the accounting methodology used to recognize sales returns or breakage in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate sales returns or gift card and merchandise return card breakage.  However, if actual consumer return or gift card and merchandise return card redemption patterns are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 50 basis point change in our sales return rate at December 25, 2010, would have affected net income by approximately $170,000 in fiscal 2010.

A 50 basis point change in our gift card and merchandise return card breakage rate would have affected net income by approximately $340,000 in fiscal 2010.

Inventory Valuation:
Inventory Impairment Risk
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

We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment.  However, if assumptions regarding consumer demand or clearance potential for certain products are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our impairment reserve at December 25, 2010, would have affected net income by approximately $490,000 in fiscal 2010.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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
A 10% change in our shrinkage reserve at December 25, 2010, would have affected net income by approximately $815,000 in fiscal 2010.

Vendor Support
We receive funding from substantially all of our significant merchandise vendors for the promotion of our brand as well as the sale of their products through a variety of programs and arrangements, including guaranteed funding and volume rebate programs.  The amounts received are subject to terms of vendor agreements, which have varying expiration dates ranging in duration from several months to a few  years.  Many agreements are negotiated annually and are based on expected annual purchases of the vendor’s product.  Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.  During interim periods, the amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors.

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

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2010.

If a 10% reserve had been applied against our outstanding vendor support due as of December 25, 2010, net income would have been affected by approximately $1.6 million.

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
If a 10% increase or decrease had been applied against our current inventory capitalized freight balance, net income would have been affected by approximately $3.4 million.

Share-Based Compensation:
We have share-based compensation plans, which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 1,  Significant Accounting Policies, and Note 2, Share-Based Compensation, to the Notes to Consolidated Financial Statements, included in Item 8,  Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our share-based compensation programs.
We estimate the fair value of our stock option awards at the date of grant utilizing a Black-Scholes option pricing model.   We estimate the fair value of our market-based restricted stock units at the date of grant utilizing average market price of our stock on the date of the related award.

Option-pricing models and generally accepted valuation techniques require management to make subjective assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. In addition to the key assumptions used to estimate the fair value, the estimated forfeiture rate of the awarded options is a critical assumption, as it reduces expense ratably over the vesting period.  Changes in these assumptions can materially affect the fair value estimate and the amount of share-based compensation recognized.

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
A 10% change in our share-based compensation expense for the year ended December 25, 2010, would have affected net income by approximately $750,000.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Self-Insurance Reserves:
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
A 10% change in our self-insurance reserves at December 25, 2010, would have affected net income by approximately $1.8 million in fiscal 2010.

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
A 10% change in our sales tax liability reserve at December 25, 2010, would have affected net income by approximately $470,000 in fiscal 2010.

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

A 10% change in our unrecognized tax benefit reserve at December 25, 2010 would have affected net income by approximately $370,000 in fiscal 2010.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

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
At December 26, 2009 all goodwill was associated with the Del’s business and, for purposes of the fiscal 2009 impairment testing, Del’s was considered the reporting unit.  In October 2010, we reevaluated the Del’s reporting unit and concluded that since Del’s has become closely aligned in terms of management, infrastructure, philosophy and performance, we now have only one reporting unit for goodwill impairment evaluation.  All goodwill at December 25, 2010 is associated with the Company as a whole.
In the fourth quarter of fiscal 2010, we completed our annual impairment testing of goodwill, and determined there was no impairment. We determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach. Under the market approach, the fair value is based on observed market prices.

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

In developing the key judgments and assumptions used to assess impairment, we consider economic, operational and market conditions that could impact the fair value of the reporting unit.  These estimates and the judgments and assumptions upon which the estimates are based may differ in some respects from actual results.  Should a significant or prolonged deterioration in economic conditions persist, then key judgments and assumptions may be impacted. At December 25, 2010, the fair value of the reporting unit exceeded the carrying value of its net assets by a significant amount. However, if actual results are not consistent with our current estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2010 and 2009 are shown below (in thousands, except per share amounts):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter(2)
2010 (1)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted		As Reported
Net sales	$710,917	$710,917	$1,065,656	$1,065,656	$829,114	$829,114		$1,032,649
Gross margin	228,884	230,931	358,803	360,129	279,139	275,688		336,917
Operating income	14,420	16,467	122,322	123,648	50,858	47,407		78,702
Net income	9,308	10,582	76,487	77,318	32,017	29,863		50,209

Net income per share:(3)
Basic	$0.13	$0.15	$1.05	$1.06	$0.44	$0.41		$0.69
Diluted	$0.13	$0.14	$1.02	$1.04	$0.43	$0.40		$0.67

Same-store sales increase	2.8%	2.8%	6.1%	6.1%	5.0%	5.0%		13.1%

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2009 (1)	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Net sales	$650,171	$650,171	$946,504	$946,504	$747,730	$747,730	$862,532	$862,532
Gross margin	201,036	203,870	302,198	305,901	246,038	247,934	285,685	284,184
Operating income	1,185	4,019	88,294	91,997	35,797	37,693	59,357	57,856
Net income	470	2,199	54,764	57,097	21,979	23,175	38,253	37,274

Net income per share:(3)
Basic	$0.01	$0.03	$0.76	$0.80	$0.30	$0.32	$0.53	$0.52
Diluted	$0.01	$0.03	$0.75	$0.78	$0.30	$0.32	$0.52	$0.51

Same-store sales increase (decrease)	4.2%	4.2%	(2.7%)	(2.7%)	(5.1%)	(5.1%)	0.7%	0.7%

(1)	Amounts have been adjusted for the change in inventory accounting method from LIFO to average cost.
(2)	The fiscal fourth quarter does not require an adjustment for the change in inventory accounting method as this change occurred during this period.
(3)	Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.

Results of Operations

Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  The fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 contain 52 weeks.  All amounts have been adjusted to reflect the Company’s election to change its method of accounting for inventories from the last-in, first-out (LIFO) method to the average cost method.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	66.9	67.5	68.2
Gross margin (a)	33.1	32.5	31.8
Selling, general and administrative expenses(a)	23.9	24.4	23.8
Depreciation and amortization	1.9	2.1	2.0
Operating income	7.3	6.0	6.0
Interest expense, net	--	0.1	0.1
Income before income taxes	7.3	5.9	5.9
Income tax provision	2.7	2.2	2.3
Net income	4.6%	3.7%	3.6%

(a)Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution network in cost of merchandise sold and others like us exclude a portion of these distribution network costs from gross margin and instead include them in selling, general and administrative (“SG&A”) expenses; refer to Note 1 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2010 Compared to Fiscal 2009

Net sales increased 13.5% to $3.64 billion in fiscal 2010 from $3.21 billion in fiscal 2009. This increase resulted from the opening of new stores and a 7.0% increase in same-store sales.  The same-store average daily transaction count increased 7.4%, while same-store transaction value decreased 0.3% for fiscal 2010.

Same-store sales increased 7.0% compared with a same-store sales decrease of 1.1% in the prior year.  This same-store sales increase was broad-based and driven by strong results in core consumable categories, principally animal and pet-related products, as well as seasonal products, including heating, insulated outerwear and outdoor power equipment.

In fiscal 2010, we opened 74 new stores (compared to 76 new stores in fiscal 2009), relocated no stores (compared to two in fiscal 2009) and closed three stores (compared to one store in fiscal 2009).

Gross margin increased 15.5% to $1.20 billion compared to $1.04 billion in 2009.  As a percent of sales, gross margin increased to 33.1% for fiscal 2010 compared to 32.5% for fiscal 2009.  The improvement in gross margin is primarily due to expanded direct product margin and a decrease in shrink, partially offset by increased transportation costs. The direct product margin improvement resulted from continued progress on margin driving initiatives which include strategic sourcing, inventory management, and more effective pricing.

As a percent of sales, SG&A expenses including depreciation and amortization improved 70 basis points to 25.8% in fiscal 2010 from 26.5% in fiscal 2009.  The improvement as a percent to sales was primarily attributable to the leverage of strong same-store sales and expense management, partially offset by an increase in incentive compensation expense.

Net interest expense decreased 21.9% to $1.3 million in fiscal 2010 from $1.6 million in fiscal 2009.  This decrease is directly related to lower average borrowings and a decline in interest charges associated with sales tax audits.

Our effective tax rate decreased to 36.6% for fiscal 2010 compared to 36.9% in fiscal 2009. This reduction in the tax resulted from a greater tax benefit received on the disqualified disposition of incentive stock options during fiscal 2010 compared to fiscal 2009.

As a result of the foregoing factors, net income for fiscal 2010 increased 40.3% to $168.0 million, or $2.25 per diluted share, as compared to net income of $119.7 million, or $1.63 per diluted share, in fiscal 2009.

During 2010, we repurchased approximately 0.8 million shares of stock for $38.2 million as part of our previously announced $400 million share repurchase program.  In 2009, we repurchased approximately 0.4 million shares at a total cost of $15.3 million.  As mentioned in Note 1 – Significant Accounting Policies in Part II of this Form 10-K, the shares added to treasury were not adjusted for the stock split.

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

Gross margin increased 9.1% to $1,041.9 million compared to $955.1 million in 2008.  As a percent of sales, gross margin increased to 32.5% for fiscal 2009 compared to 31.8% for fiscal 2008.  The increase in gross margin resulted primarily from lower transportation costs.

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

Our effective tax rate decreased to 36.9% for fiscal 2009 compared to 38.7% in fiscal 2008. This reduction in the tax resulted from the favorable impact of certain federal tax credits and a lower percentage of unfavorable permanent tax differences relative to income before taxes.

As a result of the foregoing factors, net income for fiscal 2009 increased 10.9% to $119.7 million, or $1.63 per diluted share, as compared to net income of $108.0 million, or $1.44 per diluted share, in fiscal 2008.

During 2009, we repurchased approximately 0.4 million shares of stock for $15.3 million as part of our previously announced $400 million share repurchase program.  In 2008, we repurchased approximately 1.6 million shares at a total cost of $53.9 million.  As mentioned in Note 1 – Significant Accounting Policies in Part II of this Form 10-K, the shares added to treasury were not adjusted for the stock split.

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

Financial markets experienced volatility in the past few years, resulting in disruptions in credit and lending activities.  Further, disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  We have a diversified banking group which we believe should help mitigate any potential disruptions, if one occurs.

Working Capital

At December 25, 2010, we had working capital of $617.1 million, a $141.2 million increase from December 26, 2009.  This increase was primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	2010	2009	Variance
Current assets:
Cash and cash equivalents	$257.3	$172.9	$84.4
Short-term investments	15.9	--	15.9
Inventories	736.5	676.5	60.0
Prepaid expenses and other current assets	34.0	30.7	3.3
	1,043.7	880.1	163.6
Current liabilities:
Accounts payable	$247.4	$261.6	$(14.2)
Accrued employee compensation	34.6	22.7	11.9
Other accrued expenses	127.4	100.7	26.7
Current portion of capital lease obligation	0.1	0.4	(0.3)
Income taxes payable	8.3	7.3	1.0
Deferred income taxes	8.8	11.5	(2.7)
	426.6	404.2	22.4

Working capital	$617.1	$475.9	$141.2

In comparison to prior year end, working capital increased primarily as a result of an increase in cash and inventory. The increase in cash resulted principally from stronger earnings. The increase in inventory was primarily due to new store growth. Average inventory per store remained nearly flat at $709,000 for fiscal 2010 compared to $707,000 for fiscal 2009. This was partially offset by an increase in accrued expenses principally as a result of timing of payments and higher incentive compensation accruals over the prior year.

Accounts payable has declined as a result of an increase in cash held in our bank concentration account, which nets against accounts payable, as well as more timely payments in order to capture payment discounts offered by our vendors. Trade credit arises from our vendors granting payment terms for inventory purchases.  Payment terms generally vary from 30 days to 180 days depending on the inventory product.  Certain vendors offer payment discounts for payments made within a shorter period, typically within 10 to 15 days.

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

At December 25, 2010 and December 26, 2009, there were no outstanding borrowings under the Credit Agreement.  There were $27.4 million and $35.2 million outstanding letters of credit as of December 25, 2010 and December 26, 2009, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 25, 2010) or the London Inter-Bank Offer Rate (“LIBOR”) (0.26% at December 25, 2010) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.40% at December 25, 2010).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.075% at December 25, 2010).   There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio principally compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding straight-line rent).  The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR.  The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 25, 2010.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations.  Principal uses of cash for investing activities are capital expenditures and financing activities are payments on debt, repurchase of the Company’s common stock, and payment of common stock dividends.  The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

	2010	2009	2008
Net cash provided by operating activities	$222.6	$215.3	$217.7
Net cash used in investing activities	(112.1)	(73.8)	(88.4)
Net cash used in financing activities	(26.0)	(5.6)	(105.5)
Net increase in cash and cash equivalents	$84.5	$135.9	$23.8

Operating Activities

The $7.3 million increase in net cash provided by operations in fiscal 2010 over fiscal 2009 is primarily due to changes in the following operating activities (in millions):

	2010	2009	Variance
Net income	$168.0	$119.7	$48.3
Depreciation and amortization	69.8	66.3	3.5
Stock compensation expense	11.8	12.1	(0.3)
Deferred income taxes	2.7	(11.1)	13.8
Inventories and accounts payable	(74.3)	(29.9)	(44.4)
Prepaid expenses and other current assets	(3.2)	11.2	(14.4)
Accrued expenses	38.5	22.3	16.2
Income taxes payable	1.0	7.8	(6.8)
Other, net	8.3	16.9	(8.6)
Net cash provided by operations	$222.6	$215.3	$7.3

Cash flow from operating activities continues to provide the primary source of our liquidity. The increase in net cash provided by operations in fiscal 2010 compared with fiscal 2009 was primarily due to stronger net income and an increase in accrued expenses partially offset by an increase in inventory, net of accounts payable, and an increase in prepaids and other current assets. Continued store growth has resulted in increased inventory balances.  Accounts payable levels have decreased as a result of more timely payments in order to capture payment discounts offered by vendors and also as a result of an increase in cash held in our bank concentration account.  The bank concentration account nets against the related book overdraft included in accounts payable. Accrued expenses increased as a result of timing of payments as well as incentive compensation earned in fiscal 2010 but not paid until fiscal 2011.

The $2.4 million decrease in net cash provided by operations in fiscal 2009 over fiscal 2008 is primarily due to changes in the following operating activities (in millions):

	2009	2008	Variance
Net income	$119.7	$108.0	$11.7
Depreciation and amortization	66.3	60.7	5.6
Stock compensation expense	12.1	12.3	(0.2)
Deferred income taxes	(11.1)	18.5	(29.6)
Inventories and accounts payable	(29.9)	18.2	(48.1)
Prepaid expenses and other current assets	11.2	1.0	10.2
Accrued expenses	22.3	(1.8)	24.1
Income taxes payable	7.8	(6.3)	14.1
Other, net	16.9	7.1	9.8
Net cash provided by operations	$215.3	$217.7	$(2.4)

The decrease in net cash provided by operations in fiscal 2009 compared with fiscal 2008 was due to changes in inventory levels and the timing of payments, partially offset by higher net income and an increase in accrued expenses.  Inventory levels remained nearly flat in 2009 compared to 2008 due to a continued focus on inventory management in 2009. Accounts payable levels have decreased substantially as a result of more timely payments to capture payment discounts offered by vendors. Accrued expenses increased as a result of timing of payments as well as incentive compensation earned in fiscal 2009 but not paid until fiscal 2010.

Investing Activities

Investing activities used $112.1 million, $73.8 million and $88.4 million in fiscal 2010, 2009 and 2008, respectively. The majority of this cash requirement relates to our capital expenditures.  Our significant store expansion, coupled with required investment in infrastructure, resulted in the following capital expenditures, including capital leases (in millions):

	2010	2009	2008
New and relocated stores and stores not yet opened	$28.6	$31.7	$39.8
Distribution center capacity and improvements	18.1	4.3	16.2
Existing stores	17.6	18.4	10.0
Information technology	14.9	17.6	17.2
Purchase of previously leased stores	11.6	--	8.5
Corporate and other	5.7	2.0	0.1
	$96.5	$74.0	$91.8

Our long-term growth strategy anticipates continued geographic market expansion and further concentration within existing markets.  This growth will also require continuing investment in information technology.  The costs reflected above are typically building improvements, as we lease the majority of our facilities.  We currently estimate that capital expenditures will range between $150 million and $160 million in fiscal 2011.  While we plan to open only a few more stores in 2011 compared to 2010, we expect to have additional capital expenditures next year as we construct a new distribution center and implement a comprehensive warehouse management system designed to improve throughput and efficiencies in the distribution center network, along with other efficiency-driving system enhancements in 2011.

Financing Activities

Financing activities used $26.0 million, $5.6 million, and $105.5 million in fiscal 2010, 2009 and 2008, respectively.  The cash used by financing activities in fiscal 2010 is mainly the result of quarterly cash dividends paid to stockholders and repurchases of common stock, partially offset by increased net proceeds from issuance of common stock related to share-based compensation.

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

We repurchased approximately 0.8 million, 0.4 million and 1.6 million shares under the share repurchase program for a total cost of $38.2 million, $15.3 million and $53.9 million in fiscal 2010, 2009 and 2008, respectively.  As mentioned in Note 1 – Significant Accounting Policies in Part II of this Form 10-K, the shares added to treasury were not adjusted for the stock split.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  As of December 25, 2010, we had remaining authorization under the share repurchase program of $142.8 million exclusive of any fees, commissions, or other expenses.

We believe that our existing cash balances, expected cash flow from future operations, borrowings available under the Credit Agreement, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including store openings, relocations and renovations, over the next several years.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 25, 2010 (in thousands):

	Payment Due by Period
	Total Contractual Obligations	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$1,545,028	$174,846	$335,140	$297,282	$737,760
Capital leases (1)	2,716	206	292	292	1,926
Purchase obligations (2)	32,242	32,242	--	--	--
	$1,579,986	$207,294	$335,432	$297,574	$739,686

(1)	Capital lease obligations include related interest.
(2)	The amounts for purchase obligations include commitments for construction of stores and a distribution center expected to be opened in fiscal 2011.

The Company had outstanding letters of credit of $27.4 million as of December 25, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at both December 25, 2010 and December 26, 2009) or LIBOR (0.26% and 0.23% at December 25, 2010 and December 26, 2009, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.40% and 0.50% at December 25, 2010 and December 26, 2009, respectively).  We are also required to pay (quarterly in arrears) a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the credit line (0.075% at December 25, 2010 and 0.10% December 26, 2009).

Item 8.                      Financial Statements and Supplementary Data

INDEX
TRACTOR SUPPLY COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 25, 2010 and December 26, 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010 and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory from the lower of cost, as determined by the last-in first-out (LIFO) method, or market, to the lower of cost, as determined by the average cost method, or market, effective December 25, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company's internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 23, 2011

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2010	2009	2008

Net sales	$3,638,336	$3,206,937	$3,007,949

Cost of merchandise sold	2,434,671	2,165,048	2,052,894

Gross margin	1,203,665	1,041,889	955,055

Selling, general and administrative expenses	867,644	784,066	715,961
Depreciation and amortization	69,797	66,258	60,731

Operating income	266,224	191,565	178,363

Interest expense, net	1,284	1,644	2,133

Income before income taxes	264,940	189,921	176,230

Income tax expense	96,968	70,176	68,237

Net income	$167,972	$119,745	$107,993

Net income per share – basic(a)	$2.31	$1.66	$1.47

Net income per share – assuming dilution(a)	$2.25	$1.63	$1.44

Weighted average shares outstanding:(a)
Basic	72,597	71,981	73,661
Diluted	74,686	73,297	74,927

Dividends declared per common share outstanding (a)	$0.28	$--	$--

(a)	All share and per share information has been adjusted to reflect the two-for-one stock split as discussed in Note 1.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$257,339	$172,851
Short-term investments	15,913	--
Inventories	736,520	676,466
Prepaid expenses and other current assets	33,945	30,747
Total current assets	1,043,717	880,064

Property and Equipment:
Land	30,350	27,646
Buildings and improvements	380,228	350,505
Furniture, fixtures and equipment	256,369	226,967
Computer software and hardware	94,878	88,700
Construction in progress	20,961	11,562
	782,786	705,380
Accumulated depreciation and amortization	(386,997)	(335,135)
Property and equipment, net	395,789	370,245

Goodwill	10,258	10,258
Deferred income taxes	5,750	11,091
Other assets	7,960	4,922

Total assets	$1,463,474	$1,276,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247,388	$261,635
Accrued employee compensation	34,576	22,725
Other accrued expenses	127,386	100,695
Current portion of capital lease obligations	91	392
Income taxes payable	8,269	7,265
Deferred income taxes	8,854	11,505
Total current liabilities	426,564	404,217

Revolving credit loan	--	--
Capital lease obligations, less current maturities	1,316	1,407
Deferred rent	70,697	63,470
Other long-term liabilities	31,655	28,335
Total liabilities	530,232	497,429

Stockholders’ equity:
Preferred Stock, 40,000 shares authorized; $1.00 par value; no shares issued	--	--
Common Stock, 100,000,000 shares authorized, $.008 par value; 78,835,508 shares issued and 72,775,862 shares outstanding at December 25, 2010 and 77,386,151 shares issued and 72,152,816 shares outstanding at December 26, 2009	631	619
Additional paid-in capital	235,283	190,649
Treasury stock, at cost, 6,059,646 shares at December 25, 2010 and 5,233,335 shares at December 26, 2009	(257,376)	(219,204)
Retained earnings	954,704	807,087
Total stockholders’ equity	933,242	779,151

Total liabilities and stockholders’ equity	$1,463,474	$1,276,580

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock (a)	Additional Paid-in Capital (a)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Stockholders’ equity at December 29, 2007	$625	$151,018	$(150,049)	$563,743	$565,337

Cumulative effect of change in accounting method in prior years(b)				15,606	15,606

Stockholders’ equity at December 29, 2007	625	151,018	(150,049)	579,349	580,943

Issuance of common stock under employee stock purchase plan (122,696 shares)(a)	1	1,679			1,680
Exercise of stock options (226,638 shares) and restricted stock units (2,020 shares)(a)	2	1,468			1,470
Stock compensation		12,257			12,257
Tax benefit of stock options exercised		1,322			1,322
Repurchase of common stock (1,598,114 shares)(a)	(13)	13	(53,866)		(53,866)
Net income, as adjusted(b)				107,993	107,993

Stockholders’ equity at December 27, 2008	615	167,757	(203,915)	687,342	651,799

Issuance of common stock under employee stock purchase plan (101,470 shares)(a)	1	1,630			1,631
Exercise of stock options (755,348 shares) and restricted stock units (10,896 shares)(a)	6	4,342			4,348
Stock compensation		12,130			12,130
Tax benefit of stock options exercised		4,787			4,787
Repurchase of common stock (419,034 shares)(a)	(3)	3	(15,289)		(15,289)
Net income, as adjusted(b)				119,745	119,745

Stockholders’ equity at December 26, 2009	619	190,649	(219,204)	807,087	779,151

Issuance of common stock under employee stock purchase plan (74,788 shares)(a)	1	1,739			1,740
Exercise of stock options (1,550,077 shares) and restricted stock units (90,203 shares)(a)	13	22,125			22,138
Stock compensation		11,771			11,771
Tax benefit of stock options exercised		9,780			9,780
Restricted stock units withheld for taxes		(783)			(783)
Repurchase of common stock (826,311 shares)(a)	(2)	2	(38,172)		(38,172)
Dividends paid				(20,355)	(20,355)
Net income				167,972	167,972

Stockholders’ equity at December 25, 2010	$631	$235,283	$(257,376)	$954,704	$933,242

(a)
All share and per share information has been adjusted to reflect the two-for-one stock split, except for repurchase of common stock as the number of shares held in treasury was not adjusted for the split. See Note 1 for more information.

(b)	Net income and retained earnings for all periods prior to 2010 have been adjusted to reflect the change in accounting for inventory. See Note 1 for more information.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2010	2009	2008
Cash flows from operating activities:
Net income	$167,972	$119,745	$107,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,797	66,258	60,731
Net loss (gain) on disposition of property and equipment	1,062	213	(425)
Stock compensation expense	11,771	12,130	12,257
Deferred income taxes	2,690	(11,139)	18,531
Change in assets and liabilities:
Inventories	(60,054)	(4,745)	(10,241)
Prepaid expenses and other current assets	(3,201)	11,164	1,007
Accounts payable	(14,247)	(25,193)	28,482
Accrued employee compensation	11,851	12,476	(590)
Other accrued expenses	26,691	9,838	(1,174)
Income taxes payable	1,004	7,801	(6,359)
Other	7,272	16,769	7,514

Net cash provided by operating activities	222,608	215,317	217,726

Cash flows from investing activities:
Capital expenditures	(96,511)	(73,974)	(91,759)
Proceeds from sale of property and equipment	313	97	3,324
Purchases of short-term investments	(15,913)	--	--

Net cash used in investing activities	(112,111)	(73,877)	(88,435)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	274,033	853,903
Repayments under revolving credit agreement	--	(274,033)	(908,903)
Excess tax benefit of stock options exercised	9,815	4,280	1,085
Principal payments under capital lease obligations	(392)	(548)	(851)
Restricted stock units withheld to satisfy tax obligations	(783)	--	--
Repurchase of common stock	(38,172)	(15,289)	(53,866)
Net proceeds from issuance of common stock	23,878	5,979	3,150
Cash dividends paid to stockholders	(20,355)	--	--

Net cash used in financing activities	(26,009)	(5,578)	(105,482)

Net increase in cash	84,488	135,862	23,809

Cash and cash equivalents at beginning of year	172,851	36,989	13,180

Cash and cash equivalents at end of year	$257,339	$172,851	$36,989

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$305	$838	$3,890
Income taxes	82,821	66,888	55,476

Note 1 – Significant Accounting Policies:

Nature of Business

Tractor Supply Company (the “Company”, “we”, “us” and/or “our”) is the largest operator of retail farm and ranch stores in the United States.  We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located in towns outlying major metropolitan markets and in rural communities.  Our wholly-owned subsidiary, Del’s Farm Supply, LLC (“Del’s”) operated 26 stores as of December 25, 2010.  At December 25, 2010, we operated a total of 1,001 retail farm and ranch stores in 44 states and also offered a number of products online at TractorSupply.com.

Fiscal Year

Our fiscal year ends on the last Saturday of the calendar year and includes 52 or 53 weeks.  The fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 consist of 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Change in Accounting Method

Effective December 25, 2010, the Company elected to change its method of accounting for inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market.  The Company believes the change is preferable as the average cost method better reflects the current value of inventory on the consolidated balance sheets, provides a better reflection of periodic income and improves comparability with our peers.

The Company has applied this change in method of inventory costing retrospectively to all prior periods presented herein in accordance with accounting principles relating to accounting changes.  As a result of the retrospective change in accounting principle, opening retained earnings as of December 29, 2007 increased by $15.6 million.  The effect of the change in method on previously reported consolidated operating results for fiscal 2009 and 2008 was to increase net income by $4.3 million ($0.05  per dilutive share), and $26.1 million ($0.35 per dilutive share), respectively.  The effect on the consolidated balance sheet at December 26, 2009 was to increase inventory, tax liabilities and retained earnings by $75.2 million, $29.3 million and $45.9 million, respectively.

Certain components of the Company’s financial statements affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (in thousands, except per share data):

	Fiscal 2009			Fiscal 2008
	As Previously	Effect of	As	As Previously	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Consolidated Statements of Income
Cost of merchandise sold	$2,171,980	$(6,932)	$2,165,048	$2,095,688	$(42,794)	$2,052,894
Gross margin	1,034,957	6,932	1,041,889	912,261	42,794	955,055
Operating income	184,633	6,932	191,565	135,569	42,794	178,363
Income before income taxes	182,989	6,932	189,921	133,436	42,794	176,230
Income tax expense	67,523	2,653	70,176	51,506	16,731	68,237
Net income	$115,466	$4,279	$119,745	$81,930	$26,063	$107,993
Net income per share – basic	$1.60	$0.06	$1.66	$1.11	$0.36	$1.47
Net income per share – assuming dilution	$1.58	$0.05	$1.63	$1.09	$0.35	$1.44

	Fiscal 2009
	As Previously	Effect of	As
	Reported *	Change	Adjusted
Consolidated Balance Sheets
Inventories	$601,249	$75,217	$676,466
Deferred income taxes (current asset)	17,909	(17,909)	--
Total current assets	822,756	57,308	880,064
Deferred income taxes	11,091	--	11,091
Total assets	1,219,272	57,308	1,276,580
Income taxes payable	7,605	(340)	7,265
Deferred income taxes (current liability)	--	11,505	11,505
Total current liabilities	393,052	11,165	404,217
Other long-term liabilities	28,140	195	28,335
Total liabilities	486,069	11,360	497,429
Retained earnings	761,139	45,948	807,087
Total stockholders’ equity	733,203	45,948	779,151
Total liabilities and stockholders’ equity	1,219,272	57,308	1,276,580

* As described below, certain other amounts in the previously issued balance sheet have been reclassified to conform to the fiscal 2010 presentation.

	Fiscal 2009			Fiscal 2008
	As Previously	Effect of	As	As Previously	Effect of	As
	Reported	Change	Adjusted	Reported	Change	Adjusted
Consolidated Statements of Cash Flows
Net income	$115,466	$4,279	$119,745	$81,930	$26,063	$107,993
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(13,597)	2,458	(11,139)	1,566	16,965	18,531
Inventories	2,186	(6,931)	(4,745)	32,553	(42,794)	(10,241)
Income taxes payable	7,605	196	7,801	(5,928)	(431)	(6,359)
Other	16,771	(2)	16,769	7,317	197	7,514
Net cash provided by operating activities	$215,317	$--	$215,317	$217,726	$--	$217,726

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

Reclassifications

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2010 presentation.  Marketing support fund receivables due from vendors previously classified in prepaid expenses and other current assets have been reclassified to reduce vendor accounts payable ($11.6 million at December 26, 2009).  Amounts related to accrued employee compensation ($22.7 million at December 26, 2009) have been reclassified from other accrued expenses to accrued employee compensation.  A portion of the liabilities related to self-insured workers’ compensation and general liability claims ($14.0 million at December 26, 2009) previously classified in other accrued expenses have been reclassified to other long-term liabilities to reflect their long-term status.  Also amounts related to tenant improvement allowances ($18.0 million at December 26, 2009) previously classified in other long-term liabilities and amounts related to straight-line rent ($45.5 million at December 26, 2009) previously classified as straight-line rent liability have been reclassified as deferred rent to conform to the December 25, 2010 presentation.

These changes have affected our December 26, 2009 Consolidated Balance Sheet and the Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2009 and December 27, 2008.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Revenue Recognition and Sales Returns
We recognize revenue at the time the customer takes possession of merchandise.  If we receive payment before the customer has taken possession of the merchandise (as per our special order and layaway programs), the revenue is deferred until the sale is complete.

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

We estimate a liability for sales returns based on a rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales.  Our estimation methodologies have been consistently applied from year to year; however, as with any estimate, refund activity may vary from estimated amounts.  At December 25, 2010 we had a liability of $3.0 million reserved for sales returns, compared to $3.1 million at December 26, 2009.

We recognize revenue when a gift card or merchandise return card is redeemed by the customer and recognize income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift card and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift card and merchandise return cards in proportion to those historical redemption patterns.  We recognized income of $1.6 million, $1.1 million and $1.4 million in fiscal 2010, 2009 and 2008, respectively.

Inventory Valuation

Inventory Impairment Risk
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

During the interim periods, the amount of expected funding is estimated based upon initial guaranteed commitments, as well as anticipated purchase levels with applicable vendors.  The estimated purchase volume and related vendor funding is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although we believe we can reasonably estimate purchase volume and related vendor funding at interim periods, it is possible that actual year-end results could differ significantly from the previously estimated amounts.

Freight
We incur various types of transportation and delivery costs in connection with inventory purchases and distribution.  Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

Share-Based Compensation
We have share-based compensation plans, which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan, covering certain members of management and non-employee directors.

We estimate the fair value of our stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of our stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. We rely on historical volatility trends to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.

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

Self-Insurance Reserves
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values. The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations for liabilities that have been incurred but not yet reported based upon historical data and experience. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.  At December 25, 2010, we had recorded net insurance reserves of $29.0 million compared to $23.7 million at December 26, 2009.

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

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new store and distribution centers, primarily payroll and rent, are expensed as incurred.  Preopening costs were approximately $7.1 million, $7.5 million and $8.7 million in 2010, 2009 and 2008, respectively.

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

Financial Instruments Not Carried at Fair Value

Our financial instruments consist of cash and cash equivalents, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at December 25, 2010 and December 26, 2009.

Our short-term investment in a U.S. Treasury note is classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The U.S. Treasury note is held as collateral for a standby letter of credit and is expected to be held to maturity.  The fair value of short-term investments at December 25, 2010 was $15.9 million.  We had no short-term investments at December 26, 2009.

Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or market.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances.

Vendor Concentration

Approximately 250 vendors accounted for 90% of our purchases for fiscal 2010, with no one vendor representing more than 10% of purchases during the year.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from our vendors to our distribution centers; from our distribution centers to our retail stores; and from one distribution center to another; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or market valuation, slow moving product and excess inventory quantities.

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

Warehousing and Distribution Costs

Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution center costs for fiscal 2010, 2009 and 2008 were approximately $64.4 million, $59.0 million and $52.8 million, respectively.

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

Life
Buildings	30 – 35 years
Leasehold and building improvements	5 – 35 years
Furniture, fixtures and equipment	5 – 10 years
Computer software and hardware	3 – 5 years

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

Certain leases include rent increases during the initial lease term.  For these leases, we recognize the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and record the difference between the expense charged to operations and amounts paid as a deferred rent liability.

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

In fiscal 2010, the company recognized impairment charges of $1.1 million related to the write-off of certain capitalized software development costs.  These assets were not expected to provide any future benefit to the Company and were determined to have no significant fair value.  During fiscal year 2009 impairment charges of $0.8 million were recorded representing the amount required to write-down the carrying value of certain leasehold improvements to the assets’ estimated fair value. Impairment charges are included in SG&A expenses in the Consolidated Statement of Income. No significant impairment charges were recognized in fiscal 2008.

Goodwill

Goodwill and intangible assets with indefinite lives are not amortized.  We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.  All goodwill at December 25, 2010 is associated with the Company as a whole.  At December 26, 2009 all goodwill was associated with the Del’s business and, for purposes of the fiscal 2009 impairment testing, Del’s was considered the reporting unit.  In October 2010, we reevaluated the Del’s reporting unit and concluded that since Del’s has become closely aligned in terms of management, infrastructure, philosophy and performance, we now have only one reporting unit for goodwill impairment evaluation.

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

In the fourth quarter of fiscal 2010, we completed our annual impairment testing of goodwill and determined there was no impairment. We determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach.  Under the market approach, the fair value is based on observed market prices.

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars, television and radio, as well as direct mail, newspaper advertisements and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2010, 2009 and 2008 were approximately $48.6 million, $45.7 million and $58.0 million, respectively. Prepaid advertising costs were approximately $0.1 million and $0.2 million at December 25, 2010 and December 26, 2009, respectively.

Income Taxes

We account for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Net Income Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding.  Diluted shares are computed using the treasury stock method for options and restricted stock units.

Note 2 - Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.

Share-based compensation expense including reductions in expense for modifications of awards was $11.8 million, $12.1 million and $12.3 million for fiscal 2010, 2009 and 2008, respectively.

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

Under the terms of the 2009 Stock Incentive Plan, a maximum of 6,200,000 shares are available for grant as stock options or other awards.  At December 25, 2010, we had 5,146,530 shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

The fair value of each option grant is separately estimated for each vesting date.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The weighted averages for key assumptions used in determining the fair value of options granted during fiscal 2010, 2009 and 2008, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2010	2009	2008
Expected price volatility	38.5 – 38.9%	39.3 – 54.0%	37.6 – 39.7%
Risk-free interest rate	1.0 – 2.7%	0.6 – 2.5%	1.6 – 3.5%
Weighted average expected lives (in years)	4.8 – 5.8	4.7 – 5.6	4.4 – 5.5
Forfeiture rate	5.4 – 7.7%	1.4 – 8.0%	1.4 – 7.1%
Dividend yield	0.0 – 1.0%	0.0%	0.0%

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

Dividend Yield —This is the estimated dividend yield for the weighted average expected life of the option granted. An increase in the dividend yield will decrease compensation expense.

Stock Options

We issue new shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 29, 2007	4,576,652	$16.66		6.4	$22,485
Granted	1,306,700	19.17	$7.27
Exercised	(226,638)	6.49
Canceled	(548,700)	23.00

Outstanding December 27, 2008	5,108,014	$17.07		6.2	$19,296
Granted	1,126,132	17.28	$6.48
Exercised	(755,348)	5.83
Canceled	(177,954)	23.01

Outstanding December 26, 2009	5,300,844	$18.53		6.4	$47,413
Granted	908,728	26.70	$10.32
Exercised	(1,550,077)	14.28
Canceled	(144,638)	21.82

Outstanding December 25, 2010	4,514,857	$21.52		6.7	$121,350

Exercisable at December 25, 2010	2,631,276	$21.18		5.5	$71,618

The aggregate intrinsic values in the table above represents the total difference between our closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 25, 2010, total unrecognized compensation expense related to non-vested stock options is $9,156,000 with a weighted average expense recognition period of 1.4 years.

There were no material modifications to options in 2010, 2009 or 2008.

Other information relative to option activity during fiscal 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Total fair value of stock options vested	$8,417	$10,225	$9,192
Total intrinsic value of stock options exercised	$31,388	$12,742	$2,561

Restricted Stock Units

We issue shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to three-year term.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 29, 2007	127,738	$23.36
Granted	179,916	19.17
Exercised	(2,020)	29.69
Forfeited	(28,228)	21.00

Restricted at December 27, 2008	277,406	$20.83
Granted	308,102	17.50
Exercised	(10,896)	19.03
Forfeited	(15,828)	20.37

Restricted at December 26, 2009	558,784	$19.04
Granted	148,862	27.37
Exercised	(119,184)	22.10
Forfeited	(38,284)	19.28

Restricted at December 25, 2010	550,178	$20.61

Other information relative to restricted unit activity during fiscal 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Total grant date fair value of restricted units vested and exercised	$2,634	$207	$60
Total intrinsic value of restricted units vested and exercised	$3,329	$180	$40

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay on behalf of our employees.  We issued 90,203, 10,896, and 2,020 shares as a result of vested restricted stock units during fiscal 2010, 2009 and 2008, respectively.  The 2010 amount is net of 28,981 shares, withheld to satisfy $0.8 million of employees’ tax obligations.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.

There were no material modifications to restricted stock units in 2010, 2009, or 2008.

As of December 25, 2010, total unrecognized compensation expense related to non-vested restricted stock units is $4,705,000 with a weighted average expense recognition period of 1.7 years.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 74,788, 101,470 and 122,696 shares of common stock during fiscal 2010, 2009 and 2008, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $439,000, $449,000 and $485,000 in fiscal 2010, 2009 and 2008, respectively.  In connection with the stock split, the number of shares of our common stock that are reserved under the ESPP increased from 4,000,000 shares to 8,000,000 shares.  At December 25, 2010, there were 6,299,852 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to the Company's share-based compensation plans during fiscal 2010.

Note 3 - Credit Agreement:

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

At December 25, 2010 and December 26, 2009, there were no outstanding borrowings under the Credit Agreement.  There were $27.4 million and $35.2 million outstanding letters of credit as of December 25, 2010 and December 26, 2009, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 25, 2010) or the London Inter-Bank Offer Rate (0.26% at December 25, 2010) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our performance (0.40% at December 25, 2010).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.075% at December 25, 2010).   There are no compensating balance requirements associated with the Credit Agreement.

The Credit Agreement requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio principally compares consolidated EBITDAR to the sum of interest paid and rental expense (excluding straight-line rent).  The leverage ratio principally compares total debt plus rental expense (excluding straight-line rent) multiplied by a factor of six to consolidated EBITDAR.  The Credit Agreement also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 25, 2010.

Note 4 - Leases:

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

Total rent expense for fiscal 2010, 2009 and 2008 was approximately $169.4 million, $162.2 million and $144.4 million, respectively.  Total contingent rent expense for fiscal 2010, 2009 and 2008 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases

2011	$206	$174,846
2012	146	170,642
2013	146	164,498
2014	146	153,812
2015	146	143,470
Thereafter	1,926	737,760
Total minimum lease payments	2,716	$1,545,028
Amount representing interest	(1,309)
Present value of minimum lease payments	1,407
Less: current portion	(91)
Long-term capital lease obligations	$1,316

Assets under capital leases were as follows (in thousands):

	2010	2009

Building and improvements	$1,581	$1,581
Computer software and hardware	2,363	3,022
Less: accumulated depreciation and amortization	(2,915)	(3,198)
	$1,029	$1,405

Note 5 - Capital Stock:

The authorized capital stock of the Company consists of common stock and preferred stock.  The Company is authorized to issue 100,000,000 shares of common stock.  The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Note 6 - Treasury Stock:

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

We repurchased 0.8 million, 0.4 million and 1.6 million shares under the share repurchase program for a total cost of $38.2 million, $15.3 million and $53.9 million in fiscal 2010, 2009 and 2008, respectively.  As mentioned in Note 1, the shares added to treasury were not adjusted for the stock split.  As of December 25, 2010, we had remaining authorization under the share repurchase program of $142.8 million exclusive of any fees, commissions, or other expenses.

Note 7 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2010
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$167,972	72,597	$2.31
Dilutive stock options and restricted stock units outstanding	--	2,089	(0.06)
Diluted net income per share	$167,972	74,686	$2.25

	2009
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$119,745	71,981	$1.66
Dilutive stock options and restricted stock units outstanding	--	1,316	(0.03)
Diluted net income per share	$119,745	73,297	$1.63

	2008
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$107,993	73,661	$1.47
Dilutive stock options and restricted stock units outstanding	--	1,266	(0.03)
Diluted net income per share	$107,993	74,927	$1.44

Anti-dilutive stock options excluded from the above calculations totaled 521,941, 3,305,874 and 3,274,572 in 2010, 2009 and 2008, respectively.

Note 8 – Income Taxes:

All amounts in this footnote reflect the change in method of accounting for inventory as discussed in Note 1.

The provision for income taxes consists of the following (in thousands):

	2010	2009	2008
Current tax expense:
Federal	$85,854	$72,398	$46,664
State	7,444	9,427	3,495
Total current	93,298	81,825	50,159

Deferred tax expense (benefit):
Federal	2,116	(9,425)	14,955
State	1,554	(2,224)	3,123
Total deferred	3,670	(11,649)	18,078
Total provision	$96,968	$70,176	$68,237

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2010	2009
Current tax assets:
Inventory valuation	$8,738	$8,463
Accrued employee benefit costs	21,209	14,956
Accrued sales taxes	2,687	1,810
Other	5,972	6,122
	38,606	31,351
Current tax liabilities:
Inventory basis difference	(45,952)	(41,412)
Other	(1,508)	(1,444)
	(47,460)	(42,856)
Net current tax liability	$(8,854)	$(11,505)

Non-current tax assets:
Capital lease obligation basis difference	$1,018	$1,017
Rent expenses in excess of cash payments required	21,066	18,677
Deferred compensation	13,870	11,113
Other	1,933	2,981
	37,887	33,788
Non-current tax liabilities:
Depreciation	(30,696)	(21,825)
Capital lease assets basis difference	(551)	(571)
Other	(890)	(301)
	(32,137)	(22,697)
Net non-current tax asset	$5,750	$11,091

Net deferred tax liabilities	$(3,104)	$(414)

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and we believe that all of the deferred tax assets will more likely than not be realized through future earnings.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2010	2009	2008

Tax provision at statutory rate	$92,729	$66,473	$61,680
Tax effect of:
State income taxes, net of federal tax benefits	5,848	4,682	4,302
Permanent differences	(1,609)	(979)	2,255
	$96,968	$70,176	$68,237

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2005.  Various states have completed an examination of our income tax returns for 2001 through 2008.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $3.7 million at December 25, 2010. In addition, we recognize current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$4,084	$3,249	$4,236
Additions based on tax positions related to the current year	1,453	1,293	959
Additions for tax positions of prior years	--	437	--
Reductions for tax positions of prior years	(736)	(688)	(520)
Reductions due to audit results	--	(207)	(1,426)
Balance at end of year	$4,801	$4,084	$3,249

Note 9 - Retirement Benefit Plans:

We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement benefits for our employees.  Employees become eligible on the first month following their fulfillment of the eligibility requirements.  To be eligible, an employee must be at least 21 years of age, have completed 12 months of employment, and performed 1,000 hours of service in a year of service as defined by the Plan.  We match (in cash) 100% of the employee’s elective contributions up to 3% of the employee’s eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of the employee’s eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately 100% vested.  Company contributions to the Plan during fiscal 2010, 2009 and 2008, were approximately $3.7 million, $3.2 million and $2.8 million, respectively.

We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect a deferral of up to 40% of their annual base salary and up to 100% of their annual incentive bonus under their respective incentive bonus programs.  To be eligible for the salary deferral, each participant must contribute the maximum amount of salary to the Plan subject to the Company’s match.  Under the deferred compensation program, the participants’ salary deferral is matched by the Company, 100% on the first $3,000 of base salary contributed and 50% on the next $3,000 of base salary contributed limited to a maximum annual matching contribution of $4,500.  Each participant’s account earns simple annual interest at the prime rate as in effect on January 1 each year.  Each participant is fully vested in all amounts credited to their deferred compensation account.  Payments under the program, which are made in cash and paid in ten annual installments or in a single lump sum payment at the election of the participant, are made within 30 days following the earlier of the participant’s (i) death, (ii) retirement, plus six months if the participant is a key employee, (iii) total and permanent disability, (iv) separation from service, plus six months if the participant is a key employee, or (v) some other date designated by the participant at the time of the initial deferral. The Company’s contributions, including accrued interest, were $0.3 million in each of the fiscal years 2010, 2009 and 2008.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At December 25, 2010, we had commitments related to construction projects for new stores and a distribution center totaling approximately $32.2 million.

Litigation

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.   The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition or results of operations.

We are also involved in various litigation matters arising in the ordinary course of business.  Management expects these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Note 11 - Impact of Recently Issued Accounting Standards:

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

Note 12 – Subsequent Events:

On February 4, 2011, we announced that our board of directors declared a quarterly cash dividend of $0.07 per share of the Company’s common stock.  The dividend will be paid on March 8, 2011 to stockholders of record as of the close of business on February 22, 2011.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 25, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 25, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, management believes that, as of December 25, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

The information set forth under the captions “Corporate Governance – Code of Ethics,” “Item 1: Election of Directors,” “Board Meetings and Committees,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2011 is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, “2010 Summary Compensation Table”, “2010 Non-Qualified Deferred Compensation”, “2010 Grants of Plan-Based Awards”, “Outstanding Equity Awards At Fiscal 2010 Year-End”, “2010 Option Exercises and Stock Vested”, and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2011 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2011 is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 25, 2010, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:

2009 Stock Incentive Plan	1,052,404	$22.72	5,146,530
2006 Stock Incentive Plan (1)	2,720,413	16.49	--
2000 Stock Incentive Plan (1)	1,133,784	22.72	--
1994 Stock Option Plan (1)	158,434	16.67	--
Employee Stock Purchase Plan (2)	--	--	6,299,852
Equity compensation plans not approved by security holders:	--	--	--

Total	5,065,035	$19.18	11,446,382

(1)	The 2006 Stock Incentive Plan was superseded in May 2009. The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.
Represents shares available as of December 25, 2010.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Item 1 – Election of Directors”, “Corporate Governance” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2011 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 28, 2011, is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See Consolidated Financial Statements under Item 8 on pages 36 through 55 of this Form 10-K.

(a) (2)	Financial Statement Schedules

None

Financial statement schedules have been omitted because they are not applicable.

(a) (3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 60 through 63 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY
Date: February 23, 2011	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2011
/s/ James F. Wright James F. Wright	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2011
/s/ Johnston C. Adams Johnston C. Adams	Director	February 23, 2011
/s/ William Bass William Bass	Director	February 23, 2011
/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 23, 2011
/s/ Richard W. Frost Richard W. Frost	Director	February 23, 2011
/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	February 23, 2011
/s/ Gerard E. Jones Gerard E. Jones	Director	February 23, 2011
/s/ George MacKenzie George MacKenzie	Director	February 23, 2011
/s/ Edna K. Morris Edna K. Morris	Director	February 23, 2011

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

10.21
Amended and Restated Employment Agreement between Tractor Supply Company and James F. Wright dated December 21, 2010 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 22, 2010, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
Chairman of the Board Bonus Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.24
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.25
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference).+

10.26
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.27
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.28
First Amendment, dated April 27, 2006 to the 2006 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 27, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.29
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.30
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Form of Change in Control Agreement for each of Anthony F. Crudele; Stanley L. Ruta; Gregory A. Sandfort; and Kimberly D. Vella (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.32
Amended and Restated Change in Control Agreement for James F. Wright (filed as Exhibit 10.41 to Current Report on Form 8-K, filed with the Commission on December 22, 2010, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.34
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.35
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.36
Revolving Credit Agreement, dated as of February 22, 2007 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent, (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).

10.37
First Amendment to Revolving Credit Agreement, dated as of February 25, 2008 by and among Tractor Supply Company, the banks party thereto, and Bank of America, N.A., as Administrative Agent (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, and incorporated herein by reference).

10.38
Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.39
Form of Restricted Share Unit Agreement for Officers (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.40
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

18*	Letter re: Change in accounting principles.

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Annual Report on Form 10-K for the fiscal 2010, filed with the SEC on February 23, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at December 25, 2010 and December 26, 2009, (ii) the consolidated statements of income for years ended December 25, 2010, December 26, 2009, and December 27, 2008 (iii) the consolidated statements of cash flows for years ended December 25, 2010 December 26, 2009, and December 27, 2008, (iv) the consolidated statements of stockholders' equity for the years ended December 25, 2010 December 26, 2009, and December 27, 2008, and (v) the Notes to Consolidated Financial Statements.(1)

*           Filed herewith
+           Management contract or compensatory plan or arrangement

(1)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.