Form 10-Q
period 2011-05-03
TRACTOR SUPPLY CO /DE/
filed 2011-05-03
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 26, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 440-4000

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at April 23, 2011
Common Stock, $.008 par value	72,244,620

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION

Item 1.                                                       Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 26,	December 25,	March 27,
	2011	2010	2010
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$140,448	$257,339	$138,060
Short-term investments	15,913	15,913	--
Inventories	941,377	736,520	832,881
Prepaid expenses and other current assets	40,698	33,945	38,772
Total current assets	1,138,436	1,043,717	1,009,713

Property and equipment, net of accumulated depreciation	413,818	395,789	365,838
Goodwill	10,258	10,258	10,258
Deferred income taxes	2,780	5,750	13,674
Other assets	11,861	7,960	4,856

Total assets	$1,577,153	$1,463,474	$1,404,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406,408	$247,388	$394,955
Accrued employee compensation	17,021	34,576	12,604
Other accrued expenses	122,442	127,386	90,291
Current portion of capital lease obligations	58	91	360
Income taxes payable	--	8,269	308
Deferred income taxes	14,287	8,854	16,930
Total current liabilities	560,216	426,564	515,448

Capital lease obligations, less current maturities	1,302	1,316	1,324
Deferred rent	71,704	70,697	64,350
Other long-term liabilities	31,825	31,655	30,819
Total liabilities	665,047	530,232	611,941

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	--
Common stock, 100,000,000 shares authorized; $.008 par value; 79,425,728 shares issued and 72,354,582 shares outstanding at March 26, 2011, 78,835,508 shares issued and 72,775,862 shares outstanding at December 25, 2010 and 77,914,299 shares issued and 72,607,864 shares outstanding at March 27, 2010	636	631	624
Additional paid-in capital	254,064	235,283	202,186
Treasury stock – at cost, 7,071,146 shares at March 26, 2011, 6,059,646 shares at December 25, 2010 and 5,306,435 shares at March 27, 2010	(310,522)	(257,376)	(223,007)
Retained earnings	967,928	954,704	812,595
Total stockholders’ equity	912,106	933,242	792,398

Total liabilities and stockholders’ equity	$1,577,153	$1,463,474	$1,404,339

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 26, 2011	March 27, 2010
	(Unaudited)

Net sales	$836,576	$710,917

Cost of merchandise sold	562,970	479,986

Gross margin	273,606	230,931

Selling, general and administrative expenses	226,575	197,810
Depreciation and amortization	18,265	16,654

Operating income	28,766	16,467

Interest expense, net	243	318

Income before income taxes	28,523	16,149

Income tax expense	10,188	5,567

Net income	$18,335	$10,582

Net income per share – basic	$0.25	$0.15

Net income per share – diluted	$0.24	$0.14

Weighted average shares outstanding:
Basic	72,704	72,309
Diluted	74,927	74,000

Dividends declared per common share outstanding	$0.07	$0.07

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 26, 2011	March 27, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$18,335	$10,582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,265	16,654
Loss on sale of property and equipment	45	407
Stock compensation expense	3,612	3,154
Deferred income taxes	8,403	2,842
Change in assets and liabilities:
Inventories	(204,857)	(156,415)
Prepaid expenses and other current assets	(6,753)	(8,028)
Accounts payable	159,020	133,320
Accrued employee compensation	(17,555)	(10,121)
Other accrued expenses	(12,366)	(10,404)
Income taxes payable	(8,269)	(6,957)
Other	(2,681)	3,991

Net cash used in operating activities	(44,801)	(20,975)

Cash flows from investing activities:
Capital expenditures	(28,905)	(12,940)
Proceeds from sale of property and equipment	56	288

Net cash used in investing activities	(28,849)	(12,652)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	142
Repayments under revolving credit agreement	--	(142)
Excess tax benefit on stock option exercises	4,830	2,298
Principal payments under capital lease obligations	(47)	(115)
Restricted stock units withheld to satisfy tax obligations	(872)	(657)
Repurchase of common stock	(53,146)	(3,803)
Net proceeds from issuance of common stock	11,105	6,187
Cash dividends paid to stockholders	(5,111)	(5,074)

Net cash used in financing activities	(43,241)	(1,164)

Net decrease in cash and cash equivalents	(116,891)	(34,791)

Cash and cash equivalents at beginning of period	257,339	172,851

Cash and cash equivalents at end of period	$140,448	$138,060

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$33	$36
Income taxes	8,253	6,764

Non-cash accruals for construction in progress	7,422	--

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  The results of operations for the fiscal three-month period are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Stock Split:

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

Note 3 - Change in Accounting Method:

As discussed in the fiscal 2010 Annual Report on Form 10-K, during fiscal 2010 and effective December 25, 2010, the Company elected to change its method of accounting for inventories from lower of cost, as determined by the LIFO method, or market, to lower of cost, as determined by the average cost method, or market.  The Company believes the change was preferable as the average cost method better reflects the current value of inventory on the consolidated balance sheets, provides a better reflection of periodic income and improves comparability with our peers.

Index
The Company applied this change in method of inventory costing retrospectively to all prior periods presented in the 2010 Form 10-K and herein in accordance with accounting principles relating to accounting changes.  Certain components of the Company’s financial statements affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (as adjusted consolidated statement of income information was presented in the 2010 Form 10-K) (in thousands):

	March 27, 2010
	As Previously Reported *	Effect of Change	As Adjusted
Consolidated Balance Sheets
Inventories	$755,617	$77,264	$832,881
Deferred income taxes (current asset)	13,470	(13,470)	--
Total current assets	945,919	63,794	1,009,713
Deferred income taxes	13,672	2	13,674
Total assets	1,340,543	63,796	1,404,339
Income taxes payable	872	(564)	308
Deferred income taxes (current liability)	--	16,930	16,930
Total current liabilities	499,082	16,366	515,448
Other long-term liabilities	30,611	208	30,819
Total liabilities	595,367	16,574	611,941
Retained earnings	765,373	47,222	812,595
Total stockholders’ equity	745,176	47,222	792,398
Total liabilities and stockholders’ equity	1,340,543	63,796	1,404,339

*As described below, certain other amounts in the previously issued consolidated balance sheet have been reclassified to conform to the fiscal 2011 presentation.

	For the fiscal three months ended March 27, 2010
	As Previously Reported	Effect of Change	As Adjusted
Consolidated Statements of Cash Flows
Net income	$9,308	$1,274	$10,582
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,858	984	2,842
Inventories	(154,368)	(2,047)	(156,415)
Income taxes payable	(6,733)	(224)	(6,957)
Other	3,978	13	3,991
Net cash used in operating activities	$(20,975)	$--	$(20,975)

Note 4 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2011 presentation. Amounts related to accrued employee compensation ($12.6 million) have been reclassified from other accrued expenses to accrued employee compensation. The change affected our March 27, 2010 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal three months ended March 27, 2010.

Note 5 – Short-term Investments:

As of March 26, 2011, the Company’s short-term held-to-maturity investments consisted of a $15.9 million one-year U.S. Treasury note with a maturity date of May 11, 2011.  This investment is stated at amortized cost, which approximates fair value.

Index
Note 6 – Fair Value of Financial Instruments:

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

Financial Instruments Not Carried at Fair Value
Our financial instruments consist of cash and cash equivalents, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at March 26, 2011, December 25, 2010 or March 27, 2010.

Our short-term investment in a U.S. Treasury note is classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis. The fair value at March 26, 2011 and December 25, 2010 was $15.9 million. We had no short-term investments at March 27, 2010.

Note 7 – Inventories:

Inventories are stated at the lower of cost, as determined by the average cost method, or market.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances.

Note 8 – Property and Equipment:

Property and equipment is comprised as follows (in thousands):

	March 26,	December 25,	March 27,
	2011	2010	2010

Land	$30,350	$30,350	$27,646
Buildings and improvements	385,188	380,228	351,939
Furniture, fixtures and equipment	263,228	256,369	231,155
Computer software and hardware	100,630	94,878	92,661
Construction in progress	38,398	20,961	12,509
	817,794	782,786	715,910
Accumulated depreciation and amortization	(403,976)	(386,997)	(350,072)
	$413,818	$395,789	$365,838

Note 9 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.  For the first quarter of fiscal 2011 and 2010, share-based compensation expense lowered pre-tax income by $3.6 million and $3.2 million, respectively.

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

Index
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

The following summarizes information concerning stock option grants during the first quarter of fiscal 2011 and 2010:

	Fiscal three months ended
	March 26, 2011	March 27, 2010
Stock options granted	524,455	866,952
Weighted average exercise price	$51.70	$26.21
Weighted average fair value	$17.61	$10.22

The weighted average key assumptions used in determining the fair value of options granted in the three months ended March 26, 2011 and March 27, 2010 are as follows:

	Fiscal three months ended
	March 26, 2011	March 27, 2010
Expected price volatility	38.5%	38.8%
Risk-free interest rate	2.2%	2.5%
Weighted average expected lives in years	5.2	5.4
Forfeiture rate	6.5%	6.5%
Dividend yield	1.0%	0.0	%(a)

(a) Dividends were declared on March 1, 2010 after the issuance of the stock options.

As of March 26, 2011, total unrecognized compensation expense related to non-vested stock options was approximately $16.5 million with a remaining weighted average expense recognition period of 1.6 years.

Restricted Stock Units

During the first quarter of 2011 and 2010, we granted 53,012 and 129,846 restricted stock units, respectively, which vest three years from the date of grant and had a weighted average grant date fair value of $51.70 and $26.21, respectively.  As of March 26, 2011, total unrecognized compensation expense related to non-vested restricted stock units was approximately $6.4 million with a remaining weighted average expense recognition period of 2.1 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay on behalf of our employees.  During the first quarter of 2011 and 2010, we issued 46,592 and 59,018 shares as a result of vested restricted stock units, respectively.  These amounts are net of 16,768 and 25,982 shares withheld to satisfy $0.9 million and $0.7 million of employees’ tax obligations for the first three months of 2011 and 2010, respectively.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 16,099 and 22,032 shares of our common stock during the first quarter of fiscal 2011 and 2010, respectively.  Total stock compensation expense related to the ESPP was approximately $0.1 million in both the first quarter of 2011 and 2010.  In connection with the stock split, the number of shares of our common stock that are reserved under the ESPP increased from 4,000,000 shares to 8,000,000 shares.  Of this amount at March 26, 2011, there were 6,283,753 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the fiscal three months ended March 26, 2011.

Index
Note 10 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the fiscal three months ended March 26, 2011.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended March 26, 2011			Fiscal three months ended March 27, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$18,335	72,704	$0.25	$10,582	72,309	$0.15

Dilutive stock options and restricted stock units outstanding	--	2,223	(0.01)	--	1,691	(0.01)

Diluted net income per share:
Net income	$18,335	74,927	$0.24	$10,582	74,000	$0.14

Note 11 – Credit Agreement:

We are party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, and share repurchases.

At March 26, 2011, there were no outstanding borrowings under the Credit Agreement.  There were $22.9 million outstanding letters of credit as of March 26, 2011.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at March 26, 2011 and 0.50% at March 27, 2010).  We are also required to pay quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on our performance, for unused capacity (0.08% at March 26, 2011 and 0.10% at March 27, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 26, 2011, we were in compliance with all debt covenants.

Note 12 – Treasury Stock:

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

We repurchased 1,011,500 and 146,200 shares under the share repurchase program for a total cost of $53.1 million and $3.8 million during the first quarter of 2011 and 2010, respectively. As mentioned in Note 2, the shares added to treasury were not adjusted for the stock split. As of March 26, 2011, we had remaining authorization under the share repurchase program of $89.7 million exclusive of any fees, commissions, or other expenses.

Index
Note 13 – Dividends:

During the first quarter of 2011, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Note 14 – Income Taxes:

Our effective income tax rate increased to 35.7% in the first quarter of 2011 compared to 34.5% for the first quarter of 2010.  The effective tax rate for the first quarter of 2011 and 2010 reflects a favorable impact of the tax benefit relating to disqualified incentive stock options exercised during the quarter.  The impact on the effective tax rate for the first quarter of 2011 is less in comparison to 2010 principally due to higher pretax income in 2011.  This tax benefit is limited to the quarter and the Company expects the full year effective tax rate will be approximately 37.0%.

Note 15 – Comprehensive Income:

The Company’s comprehensive income is equal to net income for the three months ended March 26, 2011 and March 27, 2010.

Note 16 – Commitments and Contingencies:

Construction Commitments

At March 26, 2011, we had commitments related to construction projects for new stores and a distribution center totaling approximately $23.6 million and commitments to purchase two stores previously under lease for approximately $4.9 million.

Letters of Credit

At March 26, 2011, there were $22.9 million outstanding letters of credit under the Credit Agreement and a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

Litigation

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.   The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition or results of operations.

Index
We are also involved in various litigation matters arising in the ordinary course of business.  Management expects these matters will be resolved without material adverse effect on our consolidated financial position or results of operations.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.  It is possible, however, that future cash flows and results of operations for any particular quarterly or annual period could be materially affected by changes in circumstances relating to these proceedings.

Note 17 – Subsequent Events:

On April 28, 2011, we announced that our board of directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on June 1, 2011 to stockholders of record as of the close of business on May 16, 2011.

On April 28, 2011 we announced that the board of directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to $1 billion.  The program also has been extended through April 30, 2015.

Index
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. The following discussion and analysis also contains certain historical and forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, breach of privacy, potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, and the ability to maintain an effective system of internal control over financial reporting.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Index
Results of Operations

Fiscal Three Months (First Quarter) Ended March 26, 2011 and March 27, 2010

Net sales increased 17.7% to $836.6 million for the first quarter of 2011 from $710.9 million for the first quarter of 2010.  Same-store sales for the quarter increased 10.7%, compared with a 2.8% increase in the prior year quarter. The same-store sales increase was broad-based geographically, as well as, across all major product categories. Consumable, usable and edible (CUE) products, principally animal and pet-related merchandise and heating, continued to perform well during the quarter.

We opened 26 new stores during the first quarter of 2011 compared to 19 new store openings and one store closure during the prior year’s first quarter.  We operated 1,027 stores at March 26, 2011, compared to 948 stores at March 27, 2010.

The following chart indicates the average percentage of sales represented by each of our major product categories during the first three months of fiscal 2011 and 2010:

	Fiscal three months ended
	March 26, 2011	March 27, 2010
Product Category:
Livestock and Pet	46%	45%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	9	10
Agriculture	5	5
Total	100%	100%

Gross margin increased 18.5% to $273.6 million for the first quarter of 2011 from $230.9 million in the first quarter of 2010.  As a percent of sales, gross margin increased 20 basis points to 32.7% for the first quarter of fiscal 2011 compared to 32.5% for the comparable period in fiscal 2010.  The increase in gross margin as a percent of sales primarily reflects improved direct product margin, partially offset by increased transportation costs. The improvement in direct margin resulted primarily from effective sourcing, solid inventory allocation, good retail price management and strong sell-through of products, which minimized markdowns.

Total selling, general and administrative (“SG&A”) expenses, including deprecation and amortization, improved 90 basis points to 29.3% of sales in the first quarter of fiscal 2011 from 30.2% of sales in the first quarter of fiscal 2010.  The SG&A improvement as a percent to sales for the first quarter of 2011 was primarily attributable to strong same-store sales.

Our effective income tax rate increased to 35.7% in the first quarter of 2011 compared to 34.5% for the first quarter of 2010.  The effective tax rate for the first quarter of 2011 and 2010 reflects a favorable impact of the tax benefit relating to disqualified incentive stock options exercised during the quarter.  The impact on the effective tax rate for the first quarter of 2011 is less in comparison to 2010 principally due to higher pretax income in 2011.  This tax benefit is limited to the quarter and the Company expects the full year effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2011 increased 73.3% to $18.3 million compared to $10.6 million in the first quarter of fiscal 2010.  Net income per diluted share for the first quarter of fiscal 2011 increased to $0.24 from $0.14.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, including inventory purchases and capital expenditures.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, capital and operating leases and normal trade credit.

Index
At March 26, 2011, we had working capital of $578.2 million, which was a $38.9 million decrease and an $83.9 million increase compared to December 25, 2010 and March 27, 2010, respectively.  The shifts in working capital were primarily attributable to changes in the following components of current assets and current liabilities (in millions):

	March 26, 2011	December 25, 2010	Variance	March 27, 2010	Variance
Current assets:
Cash and cash equivalents	$140.4	$257.3	$(116.9)	$138.0	$2.4
Short-term investments	15.9	15.9	--	--	15.9
Inventories	941.4	736.5	204.9	832.9	108.5
Prepaid expenses and other current assets	40.7	34.0	6.7	38.8	1.9
	1,138.4	1,043.7	94.7	1,009.7	128.7
Current liabilities:
Accounts payable	406.4	247.4	159.0	395.0	11.4
Accrued employee compensation	17.0	34.6	(17.6)	12.6	4.4
Other accrued expenses	122.4	127.4	(5.0)	90.3	32.1
Current portion of capital lease obligations	0.1	0.1	--	0.3	(0.2)
Income taxes payable	--	8.3	(8.3)	0.3	(0.3)
Deferred income taxes	14.3	8.8	5.5	16.9	(2.6)
	560.2	426.6	133.6	515.4	44.8
Working capital	$578.2	$617.1	$(38.9)	$494.3	$83.9

In comparison to prior year end, working capital decreased as a result of a decrease in cash offset in part by an increase in inventory, net of accounts payable.  The decrease in cash is primarily attributed to increased capital expenditures and the repurchase of common stock. The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory for new stores as well as a seasonal build in anticipation of the spring selling season.

The increase in working capital as compared to the first quarter of 2010 was the result of an increase in inventory, net of accounts payable, partially offset by an increase in other accrued expenses.  The increase in inventory is related to new store openings. The increase in other accrued expenses is primarily related to timing of payments as well as accruals related to construction of a new distribution center.

Operations used net cash of $44.8 million and $21.0 million in the first quarter of fiscal 2011 and fiscal 2010, respectively.  The $23.8 million increase in net cash used in operations in 2011 over 2010 is primarily due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 26, 2011	March 27, 2010	Variance
Net income	$18.3	$10.6	$7.7
Depreciation and amortization	18.3	16.7	1.6
Inventories and accounts payable	(45.8)	(23.1)	(22.7)
Stock compensation expense	3.6	3.2	0.4
Prepaid expenses and other current assets	(6.8)	(8.1)	1.3
Accrued expenses	(29.9)	(20.5)	(9.4)
Income taxes payable	(8.3)	(7.0)	(1.3)
Other, net	5.8	7.2	(1.4)
Net cash used in operations	$(44.8)	$(21.0)	$(23.8)

The increase in net cash used in operations in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 primarily relates to increased inventory levels and timing of payments on accounts payable, partially offset by stronger earnings. Accounts payable levels in relation to inventory have decreased as a result of more timely payments in order to capture payment discounts offered by vendors and also as a result of an increase in cash held in our bank concentration account.  The bank concentration account is presented net of the related book overdraft included in accounts payable. Accrued expenses increased as a result of timing of payments as well as incentive compensation earned in fiscal 2010 but not paid until fiscal 2011.

Index
Investing activities used $28.8 million and $12.7 million in the first quarter of fiscal 2011 and fiscal 2010, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures for the first quarter of fiscal 2011 and fiscal 2010 were as follows (in millions):

	Fiscal three months ended
	March 26, 2011	March 27, 2010
Distribution center capacity and improvements	$11.8	$0.1
New/relocated stores and stores not yet opened	11.5	6.1
Existing stores	3.0	2.8
Information technology	2.5	3.9
Corporate and other	0.1	--
	$28.9	$12.9

The above table reflects 26 new stores in the first quarter of fiscal 2011, compared to 19 new stores during the first quarter of fiscal 2010.   We expect to open approximately 80 to 85 new stores during fiscal 2011.  The increase in distribution center capacity and improvements in the first quarter of fiscal 2011 compared to fiscal 2010 is due to the construction of a new distribution center and the implementation of a comprehensive warehouse management system designed to improve efficiencies in the distribution center network.

Financing activities used $43.2 million and $1.2 million in the first quarter of fiscal 2011 and fiscal 2010, respectively.  This increase in net cash used in financing activities is largely due to the repurchase of common stock, partially offset by increased net proceeds from issuance of common stock.

We are party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds expected to be used for working capital, capital expenditures, and share repurchases.

At March 26, 2011 and March 27, 2010, there were no outstanding borrowings under the credit agreement.  There were $22.9 million outstanding letters of credit as of March 26, 2011. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at March 26, 2011 and 0.50% March 27, 2010).  We are also required to pay quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% per annum and adjusted quarterly based on performance, for unused capacity (0.08% at March 26, 2011 and 0.10% March 27, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 26, 2011, we were in compliance with all debt covenants.

We believe that existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store expansion, remodeling and relocations over the next several years.

Share Repurchase Program

We have a Board-approved share repurchase program which provides for repurchase of up to $400 million of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2011.  On April 28, 2011 we announced that the board of directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to $1 billion.  The program also has been extended through April 30, 2015.The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 1,011,500 and 146,200 shares under the share repurchase program for a total cost of $53.1 million and $3.8 million during the first quarter of 2011 and 2010, respectively. As mentioned in Note 2 of the Notes to Unaudited Consolidated Financial Statements, the shares added to treasury were not adjusted for the stock split. As of March 26, 2011, we had remaining authorization under the share repurchase program of $89.7 million exclusive of any fees, commissions, or other expenses.

Index
Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first quarter of 2011, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011

On April 28, 2011, we announced that our board of directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on June 1, 2011 to stockholders of record as of the close of business on May 16, 2011.

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

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

Significant Contractual Obligations and Commercial Commitments

At March 26, 2011, we had commitments related to construction projects for new stores and a distribution center totaling approximately $23.6 million and commitments to purchase two stores previously under lease for approximately $4.9 million. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010.

At March 26, 2011, there were $22.9 million outstanding letters of credit under the Credit Agreement and a $16.0 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by our short-term investment in a U.S. Treasury note.

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

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 for a discussion of our critical accounting policies.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at March 26, 2011 and March 27, 2010, respectively) or LIBOR (0.25% at March 26, 2011 and March 27, 2010, respectively) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.40% at March 26, 2011 and 0.50% at March 27, 2010).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.08% at March 26, 2011 and 0.10% at March 27, 2010).  See Note 11 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 26, 2011.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 26, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.   The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition or results of operations.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We have a share repurchase program which provides for repurchase of up to $400 million of our outstanding common stock through December 2011.  Stock repurchase activity during the first quarter of fiscal 2011 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2010 – January 22, 2011	--	$--	--	$142,800,349
January 23, 2011 – February 19, 2011 (a)	388,268	52.85	371,500	123,163,208
February 20, 2011 – March 26, 2011	640,000	52.34	640,000	89,680,789
As of March 26, 2011	1,028,268	$52.53	1,011,500	$89,680,789

(a) We withheld 16,768 shares during the first quarter to satisfy employee tax obligations on the vesting of restricted stock units in the amounts of $0.9 million in the first quarter at an average price of $51.99.  For further discussion, see Note 9 – Share-Based Compensation of this Form 10-Q.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities

None

Index
Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

10.42	Compensation Recoupment Policy.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on May 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at March 26, 2011; December 25, 2010; and March 27, 2010, (ii) the consolidated statements of income for the fiscal three months ended March 27, 2011 and March 27, 2010, (iii) the consolidated statements of cash flows for the fiscal three months ended March 26, 2011 and March 27, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

_______________________
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

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 3, 2011	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)