Form 10-Q
period 2011-08-04
TRACTOR SUPPLY CO /DE/
filed 2011-08-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 25, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(615) 440-4000

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at July 23, 2011
Common Stock, $.008 par value	71,407,144

TRACTOR SUPPLY COMPANY

ii

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 25,	December 25,	June 26,
	2011	2010	2010
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$185,517	$257,339	$181,079
Restricted cash	21,870	--	--
Short-term investments	--	15,913	15,913
Inventories	875,483	736,520	780,994
Prepaid expenses and other current assets	46,363	33,945	40,253
Total current assets	1,129,233	1,043,717	1,018,239

Property and equipment, net of accumulated depreciation	431,614	395,789	372,542
Goodwill	10,258	10,258	10,258
Deferred income taxes	--	5,750	17,837
Other assets	11,758	7,960	5,391

Total assets	$1,582,863	$1,463,474	$1,424,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,763	$247,388	$289,538
Accrued employee compensation	19,317	34,576	15,584
Other accrued expenses	114,879	127,386	94,813
Current portion of capital lease obligations	33	91	344
Income taxes payable	42,431	8,269	51,190
Deferred income taxes	7,348	8,854	13,168
Total current liabilities	535,771	426,564	464,637

Capital lease obligations, less current maturities	1,300	1,316	1,238
Deferred income taxes	124	--	--
Deferred rent	72,301	70,697	66,385
Other long-term liabilities	32,672	31,655	27,569
Total liabilities	642,168	530,232	559,829

Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	--
Common stock, 200,000,000 shares authorized at June 25, 2011, 100,000,000 shares authorized at December 25, 2010 and June 26, 2010; $.008 par value; 79,808,325 shares issued and 71,592,179 shares outstanding at June 25, 2011, 78,835,508 shares issued and 72,775,862 shares outstanding at December 25, 2010 and 78,074,276 shares issued and 72,618,530 shares outstanding at June 26, 2010	639	631	625
Additional paid-in capital	269,864	235,283	211,893
Treasury stock – at cost, 8,216,146 shares at June 25, 2011, 6,059,646 shares at December 25, 2010 and 5,455,746 shares at June 26, 2010	(380,249)	(257,376)	(232,900)
Retained earnings	1,050,441	954,704	884,820
Total stockholders’ equity	940,695	933,242	864,438

Total liabilities and stockholders’ equity	$1,582,863	$1,463,474	$1,424,267

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended		For the fiscal six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(Unaudited)		(Unaudited)

Net sales	$1,178,363	$1,065,656	$2,014,939	$1,776,573

Cost of merchandise sold	775,866	705,527	1,338,836	1,185,513

Gross margin	402,497	360,129	676,103	591,060

Selling, general and administrative expenses	239,405	219,324	465,980	417,134
Depreciation and amortization	18,829	17,157	37,094	33,811

Operating income	144,263	123,648	173,029	140,115

Interest expense, net	217	241	460	559

Income before income taxes	144,046	123,407	172,569	139,556

Income tax expense	52,886	46,089	63,074	51,656

Net income	$91,160	$77,318	$109,495	$87,900

Net income per share – basic	$1.27	$1.06	$1.51	$1.21

Net income per share – diluted	$1.23	$1.04	$1.47	$1.18

Weighted average shares outstanding:
Basic	72,007	72,665	72,368	72,487
Diluted	74,180	74,678	74,566	74,339

Dividends declared per common share outstanding	$0.12	$0.07	$0.19	$0.14

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the fiscal six months ended
	June 25, 2011	June 26, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$109,495	$87,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,094	33,811
Loss on disposal of property and equipment	569	600
Stock compensation expense	6,989	6,226
Deferred income taxes	4,368	(5,083)
Change in assets and liabilities:
Inventories	(138,963)	(104,529)
Prepaid expenses and other current assets	(12,418)	(9,509)
Accounts payable	104,375	27,903
Accrued employee compensation	(15,259)	(7,141)
Other accrued expenses	(11,931)	(5,882)
Income taxes payable	34,162	43,925
Other	(1,120)	2,760

Net cash provided by operating activities	117,361	70,981

Cash flows from investing activities:
Capital expenditures	(74,084)	(36,927)
Proceeds from sale of property and equipment	138	290
Restricted cash deposits	(21,870)	--
Purchases of short-term investments	--	(15,913)
Proceeds from sale of short-term investments	15,913	--

Net cash used in investing activities	(79,903)	(52,550)

Cash flows from financing activities:
Borrowings under revolving credit agreement	--	253
Repayments under revolving credit agreement	--	(253)
Excess tax benefit on stock option exercises	8,897	2,597
Principal payments under capital lease obligations	(74)	(217)
Restricted stock units withheld to satisfy tax obligations	(981)	(657)
Repurchase of common stock	(122,873)	(13,696)
Net proceeds from issuance of common stock	19,509	11,937
Cash dividends paid to stockholders	(13,758)	(10,167)

Net cash used in financing activities	(109,280)	(10,203)

Net (decrease) increase in cash and cash equivalents	(71,822)	8,228

Cash and cash equivalents at beginning of period	257,339	172,851

Cash and cash equivalents at end of period	$185,517	$181,079

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$214	$95
Income taxes	14,596	8,260

Non-cash accruals for construction in progress	576	--

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

The Company applied this change in method of inventory costing retrospectively to all prior periods presented in the 2010 Form 10-K and herein in accordance with accounting principles relating to accounting changes.  Certain components of the Company’s financial statements affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (the as adjusted consolidated statement of income information for the three months ended June 26, 2010 was presented in the 2010 Form 10-K and therefore is not included in the disclosure below) (in thousands):

Index

	For the fiscal six months ended June 26, 2010
	As Previously Reported	Effect of Change	As Adjusted
Consolidated Statements of Income
Net sales	$1,776,573	$--	$1,776,573
Gross margin	587,687	3,373	591,060
Operating income	136,742	3,373	140,115
Net income	85,795	2,105	87,900

Net income per share
Basic	$1.18	$0.03	$1.21
Diluted	$1.15	$0.03	$1.18

	June 26, 2010
	As Previously Reported *	Effect of Change	As Adjusted
Consolidated Balance Sheets
Inventories	$702,405	$78,589	$780,994
Deferred income taxes (current asset)	17,569	(17,569)	--
Total current assets	957,219	61,020	1,018,239
Deferred income taxes	17,833	4	17,837
Total assets	1,363,243	61,024	1,424,267
Income taxes payable	51,601	(411)	51,190
Deferred income taxes (current liability)	--	13,168	13,168
Total current liabilities	451,880	12,757	464,637
Other long-term liabilities	27,355	214	27,569
Total liabilities	546,858	12,971	559,829
Retained earnings	836,767	48,053	884,820
Total stockholders’ equity	816,385	48,053	864,438
Total liabilities and stockholders’ equity	1,363,243	61,024	1,424,267

	For the fiscal six months ended June 26, 2010
	As Previously Reported *	Effect of Change	As Adjusted
Consolidated Statements of Cash Flows
Net income	$85,795	$2,105	$87,900
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,402)	1,319	(5,083)
Inventories	(101,156)	(3,373)	(104,529)
Income taxes payable	43,996	(71)	43,925
Other	2,740	20	2,760
Net cash provided by operating activities	$70,981	$--	$70,981

*As described in Note 4 - Reclassifications, certain other amounts in the previously issued consolidated balance sheet and consolidated statement of cash flows have been reclassified to conform to the fiscal 2011 presentation.

Index
Note 4 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2011 presentation. Amounts related to accrued employee compensation ($15.6 million) have been reclassified from other accrued expenses to accrued employee compensation. The change affected our June 26, 2010 Consolidated Balance Sheets and the Consolidated Statement of Cash Flows for the fiscal six months ended June 26, 2010. Also, marketing support fund receivables due from vendors previously classified in prepaid expenses and other current assets have been reclassified to reduce accounts payable ($11.6 million at December 26, 2009). The change affected our Consolidated Statement of Cash Flows for the fiscal six months ended June 26, 2010.

Note 5 – Restricted Cash:

As of June 25, 2011, the Company’s restricted cash consisted of a $21.9 million time deposit held as collateral for a letter of credit for certain insurance policies through April 1, 2012.

Note 6 – Short-term Investments:

At December 25, 2010 and June 26, 2010, the Company’s short-term held-to-maturity investments consisted of a $15.9 million one-year U.S. Treasury note held as collateral for a letter of credit. This investment is stated at amortized cost, which approximates fair value. The note matured on May 11, 2011.  We had no short-term investments at June 25, 2011.

Note 7 – Fair Value of Financial Instruments:

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

Financial Instruments Not Carried at Fair Value
Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at June 25, 2011, December 25, 2010 or June 26, 2010.

Our short-term investment was classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value at December 25, 2010 and June 26, 2010 was $15.9 million. Our one-year U.S. Treasury note matured on May 11, 2011. We had no short-term investments at June 25, 2011.

Note 8 – Inventories:

Inventories are stated at the lower of cost, as determined by the average cost method, or market.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuation reserves and vendor allowances.

Note 9 – Property and Equipment:

Property and equipment is comprised as follows (in thousands):
	June 25,	December 25,	June 26,
	2011	2010	2010
Land	$31,146	$30,350	$28,755
Buildings and improvements	395,700	380,228	362,563
Furniture, fixtures and equipment	275,832	256,369	236,124
Computer software and hardware	103,541	94,878	102,095
Construction in progress	47,278	20,961	9,910
	853,497	782,786	739,447
Accumulated depreciation and amortization	(421,883)	(386,997)	(366,905)
	$431,614	$395,789	$372,542

Index
Note 10 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.  For the second quarters of fiscal 2011 and 2010, share-based compensation expense lowered pre-tax income by $3.4 million and $3.1 million, respectively, and $7.0 million and $6.2 million for the first six months of fiscal 2011 and 2010, respectively.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Options

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

The following summarizes information concerning stock option grants during fiscal 2011 and 2010:

	Fiscal three months ended		Fiscal six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Stock options granted	14,400	12,800	538,855	875,452
Weighted average exercise price	$61.09	$34.38	$51.95	$26.33
Weighted average fair value per option	$19.78	$11.56	$17.67	$10.24

The weighted average key assumptions used in determining the fair value of options granted in the three and six months ended June 25, 2011 and June 26, 2010 are as follows:

	Fiscal three months ended		Fiscal six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Expected price volatility	38.0%	38.9%	38.5%	38.8%
Risk-free interest rate	1.9%	2.3%	2.2%	2.5%
Weighted average expected lives in years	4.7	4.8	5.1	5.4
Forfeiture rate	7.6%	7.7%	6.4%	6.5%
Dividend yield	0.8%	1.0%	1.0%	0.0%

As of June 25, 2011, total unrecognized compensation expense related to non-vested stock options was approximately $13.6 million with a remaining weighted average expense recognition period of 1.6 years.

Restricted Stock Units

During the first six months of 2011 and 2010, we granted 63,484 and 144,038 restricted stock units, respectively, which vest over an approximate three year term from the date of grant and had a weighted average grant date fair value per share of $53.23 and $26.96, respectively.  As of June 25, 2011, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.4 million with a remaining weighted average expense recognition period of 2.0 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay on behalf of our employees.  During the first six months of 2011 and 2010, we issued 62,859 and 79,626 shares as a result of vested restricted stock units, respectively.  These amounts are net of 18,531 and 25,982 shares withheld to satisfy $1.0 million and $0.7 million of employees’ tax obligations for the first six months of 2011 and 2010, respectively.

Index
Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 29,829 and 40,442 shares of our common stock during the first six months of fiscal 2011 and 2010, respectively.  Total stock compensation expense related to the ESPP was approximately $0.3 million and $0.2 million during the first six months of 2011 and 2010, respectively.  In connection with the 2010 stock split as discussed in Note 2, the number of shares of our common stock that are reserved under the ESPP increased from 4,000,000 shares to 8,000,000 shares.  At June 25, 2011, there were 6,270,023 shares of common stock reserved for future issuance under the ESPP.

There were no significant modifications to our share-based compensation plans during the fiscal six months ended June 25, 2011.

Note 11 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the three and six months ended June 25, 2011.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended June 25, 2011			Fiscal three months ended June 26, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$91,160	72,007	$1.27	$77,318	72,665	$1.06

Dilutive stock options and restricted stock units outstanding	--	2,173	(0.04)	--	2,013	(0.02)

Diluted net income per share:
Net income	$91,160	74,180	$1.23	$77,318	74,678	$1.04

	Fiscal six months ended June 25, 2011			Fiscal six months ended June 26, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$109,495	72,368	$1.51	$87,900	72,487	$1.21

Dilutive stock options and restricted stock units outstanding	--	2,198	(0.04)	--	1,852	(0.03)

Diluted net income per share:
Net income	$109,495	74,566	$1.47	$87,900	74,339	$1.18

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were 0.4 million and 0.6 million for the three months ended June 25, 2011 and June 26, 2010, respectively.

Index
Note 12 – Credit Agreement:

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

At June 25, 2011, there were no outstanding borrowings under the Credit Agreement.  There were $39.7 million outstanding letters of credit as of June 25, 2011.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at June 25, 2011 and 0.50% at June 26, 2010).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.06% to 0.18% per annum, adjusted quarterly based on our leverage ratio (0.08% at June 25, 2011 and 0.10% at June 26, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 25, 2011, we were in compliance with all debt covenants.

Note 13 – Treasury Stock:

On April 28, 2011, the Company’s Board of Directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $1 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 1,145,000 and 149,311 shares under the share repurchase program for a total cost of $69.7 million and $9.9 million during the second quarters of 2011 and 2010, respectively. During the first six months of 2011 and 2010 we repurchased 2,156,500 and 222,411 shares under the share repurchase program for a total cost of $122.9 million and $13.7 million, respectively. As mentioned in Note 2, the shares held at the time of our 2010 stock split were not adjusted.  As of June 25, 2011, we had remaining authorization under the share repurchase program of $620.0 million exclusive of any fees, commissions, or other expenses.

Note 14 – Dividends:

During the first six months of 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Note 15 – Income Taxes:

Our effective income tax rate decreased to 36.7% in the second quarter of 2011 compared to 37.3% for the second quarter of 2010.  For the first six months of 2011 our effective tax rate decreased to 36.6% compared to 37.0% for the first six months of 2010.  The reduction in the tax rate was largely due to higher federal tax credits and the estimated favorable impact of other permanent tax differences on the full year taxable income. The Company expects the full year effective tax rate will be approximately 36.8%.

Note 16 – Comprehensive Income:

The Company’s comprehensive income is equal to net income for the second quarter and first six months ended June 25, 2011 and June 26, 2010.

Index
Note 17 – Commitments and Contingencies:

Construction Commitments

At June 25, 2011, we had commitments related to construction projects for new stores and a distribution center totaling approximately $7.2 million and commitments to purchase three stores previously under lease for approximately $7.5 million.

Letters of Credit

At June 25, 2011, there were $39.7 million outstanding letters of credit under the Credit Agreement and an $18.9 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by a time deposit classified as restricted cash. The letter of credit will automatically increase by $1.0 million in each of the next three quarters bringing the total outstanding letter of credit balance to $21.9 million.

Litigation

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.  The Company currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations, and is engaged in settlement discussion with the DOJ.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

We are also involved in various litigation matters arising in the ordinary course of business.  Management expects these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.

Note 18 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the average percentage of sales represented by each of our major product categories for the three and six months ended June 25, 2011 and June 26, 2010:

	Fiscal three months ended		Fiscal six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Product Category:
Livestock and Pet	38%	36%	42%	40%
Seasonal, Gift and Toy Products	26	27	22	23
Hardware, Tools and Truck	23	23	23	23
Agriculture	8	9	6	7
Clothing and Footwear	5	5	7	7
Total	100%	100%	100%	100%

Note 19 – Subsequent Events:

On July 28, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on August 30, 2011 to stockholders of record as of the close of business on August 15, 2011.

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

Index
Results of Operations

Fiscal Three Months (Second Quarter) Ended June 25, 2011 and June 26, 2010
Net sales increased 10.6% to $1.18 billion for the second quarter of 2011 from $1.07 billion for the second quarter of 2010.  Same-store sales for the second quarter of 2011 were $1.11 billion, a 4.6% increase over the second quarter of 2010. This compares to a 6.1% same-store sales increase for the second quarter of 2010.  The same-store sales increase was driven by continued strong results in core consumable, usable and edible (CUE) products, principally animal and pet-related merchandise, as well as a net favorable impact from inflation for the quarter.   New store growth was approximately 7.9% or 76 new stores opened since June 26, 2010.  New store sales for the second quarter of 2011 were $63.8 million, a 6.0% increase over second quarter 2010 sales.  This compares to new store sales for the second quarter of 2010 of $61.6 million, a 6.5% increase over second quarter 2009 sales.

We opened 16 new stores and relocated one store during the second quarter of 2011 compared to 19 new store openings during the prior year’s second quarter.  We operated 1,043 stores at June 25, 2011, compared to 967 stores at June 26, 2010.

The following chart indicates the average percentage of sales represented by each of our major product categories for the three months ended June 25, 2011 and June 26, 2010:

	Fiscal three months ended
	June 25, 2011	June 26, 2010
Product Category:
Livestock and Pet	38%	36%
Seasonal, Gift and Toy Products	26	27
Hardware, Tools and Truck	23	23
Agriculture	8	9
Clothing and Footwear	5	5
Total	100%	100%

Gross margin increased 11.8% to $402.5 million for the second quarter of 2011 from $360.1 million in the second quarter of 2010.  As a percent of sales, gross margin increased 30 basis points to 34.1% for the second quarter of fiscal 2011 compared to 33.8% for the comparable period in fiscal 2010.  The increase in gross margin reflects improved direct product margin, partially offset by increased transportation costs.  Direct product margin increased as a result of improved inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 30 basis points to 21.9% of sales in the second quarter of fiscal 2011 from 22.2% of sales in the second quarter of fiscal 2010.  The SG&A improvement as a percent to sales for the second quarter of 2011 was primarily attributable to strong same-store sales, expense control with respect to advertising and store occupancy costs, and a decrease in incentive compensation.  Total SG&A expenses increased 9.2% to $258.2 million from $236.5 million in the second quarter of 2010.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and higher labor costs in our distribution centers related to the implementation of our new warehouse management system.

Our effective income tax rate decreased to 36.7% in the second quarter of 2011 compared to 37.3% for the second quarter of 2010.  The reduction in the tax rate was largely due to higher federal tax credits and the estimated favorable impact of other permanent tax differences on the full year taxable income.

As a result of the foregoing factors, net income for the second quarter of fiscal 2011 increased 17.9% to $91.2 million compared to $77.3 million in the second quarter of fiscal 2010.  Net income per diluted share for the second quarter of fiscal 2011 increased to $1.23 from $1.04.

Index
Fiscal Six Months Ended June 25, 2011 and June 26, 2010
Net sales increased 13.4% to $2.01 billion for the first six months of fiscal 2011 from $1.78 billion for the first six months of fiscal 2010.  Same-store sales for the first six months of 2011 were $1.90 billion, a 7.0% increase over the first six months of fiscal 2010. This compares to a 4.7% same-store sales increase for the first six months of fiscal 2010.  The same-store sales increase was driven by continued strong results in core consumable, usable and edible (CUE) products, principally animal and pet-related merchandise.  New store growth was approximately 7.9% or 76 new stores opened since June 26, 2010.  New store sales for the first six months of fiscal 2011 were $113.5 million, a 6.4% increase over sales during the first six months of 2010.  This compares to new store sales for the first six months of fiscal 2010 of $104.3 million, a 6.5% increase over sales during the first six months of 2009.

During the first six months of 2011, we opened 42 new stores and relocated one store, compared to 38 new store openings during the first six months of 2010.  We closed one store during the first six months of 2010.  We operated 1,043 stores at June 25, 2011, compared to 967 stores at June 26, 2010.

The following chart indicates the average percentage of sales represented by each of our major product categories for the three and six months ended June 25, 2011 and June 26, 2010:

	Fiscal six months ended
	June 25, 2011	June 26, 2010
Product Category:
Livestock and Pet	42%	40%
Seasonal, Gift and Toy Products	22	23
Hardware, Tools and Truck	23	23
Agriculture	6	7
Clothing and Footwear	7	7
Total	100%	100%

Gross margin increased 14.4% to $676.1 million in the first six months of 2011 compared to $591.1 million in the first six months of 2010.  For the first six months of fiscal 2011, gross margin increased 30 basis points to 33.6% compared to 33.3% for the first six months of fiscal 2010.  The increase in gross margin reflects improved direct product margin, partially offset by increased transportation costs.  Direct product margin increased as a result of improved inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 40 basis points to 25.0% of sales in the first six months of fiscal 2011 from 25.4% for the first six months of fiscal 2010.  The SG&A improvement as a percent to sales for the first six months of 2011 was primarily attributable to strong same-store sales and expense control with respect to store occupancy costs.  Total SG&A expenses for the first six months of fiscal 2011 increased 11.6% to $503.1 million from $450.9 million for the first six months of fiscal 2010.  The increase in SG&A primarily reflects new store growth, variable costs associated with same-store sales growth, and higher labor costs in our distribution centers related to the implementation of our new warehouse management system.

For the first six months of 2011 our effective tax rate decreased to 36.6% compared to 37.0% for the first six months of 2010.  The reduction in the tax rate was largely due to higher federal tax credits and the estimated favorable impact of other permanent tax differences on the full year taxable income.

Net income for the first six months of fiscal 2011 increased 24.6% to $109.5 million from $87.9 million in the first six months of the prior year.  Net income per diluted share for the first six months of fiscal 2010 increased to $1.47 from $1.18.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, (including inventory purchases and capital expenditures), share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, capital and operating leases and normal trade credit.

Index
At June 25, 2011, we had working capital of $593.5 million, which was a $23.6 million decrease and a $39.9 million increase compared to December 25, 2010 and June 26, 2010, respectively.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 25, 2011	December 25, 2010	Variance	June 26, 2010	Variance
Current assets:
Cash and cash equivalents	$185.5	$257.3	$(71.8)	$181.1	$4.4
Restricted cash	21.9	--	21.9	--	21.9
Short-term investments	--	15.9	(15.9)	15.9	(15.9)
Inventories	875.5	736.5	139.0	781.0	94.5
Prepaid expenses and other current assets	46.4	34.0	12.4	40.2	6.2
	1,129.3	1,043.7	85.6	1,018.2	111.1
Current liabilities:
Accounts payable	351.8	247.4	104.4	289.5	62.3
Accrued employee compensation	19.3	34.6	(15.3)	15.6	3.7
Other accrued expenses	114.9	127.4	(12.5)	94.8	20.1
Current portion of capital lease obligations	--	0.1	(0.1)	0.3	(0.3)
Income taxes payable	42.4	8.3	34.1	51.2	(8.8)
Deferred income taxes	7.4	8.8	(1.4)	13.2	(5.8)
	535.8	426.6	109.2	464.6	71.2
Working capital	$593.5	$617.1	$(23.6)	$553.6	$39.9

In comparison to prior year end, working capital decreased as a result of a reduction of cash and an increase in accounts payable and income taxes payable, partially offset by an increase in inventory.  The decrease in cash is primarily attributable to an increased volume of capital expenditures and share repurchases.  The increase in inventories and accounts payable is primarily related to the purchase of additional inventory for new stores and increased average inventory per store due to seasonality.  Income taxes payable increased due to timing of payments.

The increase in working capital as compared to the second quarter of 2010 was the result of an increase in inventory partially offset by an increase in accounts payable and other accrued expenses.  The increase in inventory and accounts payable is related to new store openings.  The increase in other accrued expenses is primarily related to timing of payments.

Operations provided net cash of $117.4 million and $71.0 million in the first six months of fiscal 2011 and fiscal 2010, respectively.  The $46.4 million increase in net cash provided by operations in 2011 over 2010 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 25, 2011	June 26, 2010	Variance
Net income	$109.5	$87.9	$21.6
Depreciation and amortization	37.1	33.8	3.3
Inventories and accounts payable	(34.6)	(76.6)	42.0
Stock compensation expense	7.0	6.2	0.8
Prepaid expenses and other current assets	(12.4)	(9.5)	(2.9)
Accrued expenses	(27.2)	(13.0)	(14.2)
Income taxes payable	34.2	43.9	(9.7)
Other, net	3.8	(1.7)	5.5
Net cash provided by operations	$117.4	$71.0	$46.4

The improvement in net cash provided by operations in the first six months of fiscal 2011 compared with the first six months of fiscal 2010 primarily reflects a higher accounts payable increase relative to inventory and stronger earnings, partially offset by a greater decline in accrued expenses primarily as a result of timing of payments.  The increase in accounts payable is primarily a result of a reduction in the amount of cash in held in our bank concentration account. A decrease in the bank concentration account effectively increases accounts payable as there is less cash to offset the related book overdraft included in the accounts payable balance.

Index
Investing activities used $79.9 million and $52.6 million in the first six months of fiscal 2011 and fiscal 2010, respectively. The majority of this cash requirement relates to our capital expenditures. In addition, the maturity of our short-term investment of $15.9 million was replaced by a $21.9 million time deposit classified as restricted cash.

Capital expenditures for the first six months of fiscal 2011 and fiscal 2010 were as follows (in millions):

	Fiscal six months ended
	June 25, 2011	June 26, 2010
Distribution center capacity and improvements	$31.9	$2.3
New/relocated stores and stores not yet opened	20.4	11.3
Existing stores	8.6	6.0
Existing store properties acquired from lessors	7.7	7.2
Information technology	5.3	9.7
Corporate and other	0.2	0.4
	$74.1	$36.9

The above table reflects 42 new stores and one relocation in the first six months of fiscal 2011, compared to 38 new stores during the first six months of fiscal 2010.   We expect to open approximately 80 to 85 new stores during fiscal 2011.  The increase in new stores, relocated stores, and stores not yet opened compared to the first six months of prior year is due to four additional stores opened this year, one relocation in the current period, timing of payments on stores under construction and a higher mix of retrofit stores, which require greater construction cost. The increase in distribution center capacity and improvements in the first six months of fiscal 2011 compared to fiscal 2010 is due to the construction of a new distribution center.

Financing activities used $109.3 million and $10.2 million in the first six months of fiscal 2011 and fiscal 2010, respectively.  This increase in net cash used in financing activities is largely due to the repurchase of common stock, partially offset by increased net proceeds from issuance of common stock.

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

At June 25, 2011 and June 26, 2010, there were no outstanding borrowings under the credit agreement.  There were $39.7 million outstanding letters of credit as of June 25, 2011. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at June 25, 2011 and 0.50% at June 26, 2010).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.06% to 0.18% per annum, adjusted quarterly based on our leverage ratio (0.08% at June 25, 2011 and 0.10% at June 26, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 25, 2011, we were in compliance with all debt covenants.

We believe that existing cash balances, funds provided from operations, commitments available under our revolving Credit Agreement, and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including store expansion, remodeling and relocations over the next several years.

Index
Share Repurchase Program

On April 28, 2011, the Company’s Board of Directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $1 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 1,145,000 and 149,311 shares under the share repurchase program for a total cost of $69.7 million and $9.9 million during the second quarters of 2011 and 2010, respectively. During the first six months of 2011 and 2010 we repurchased 2,156,500 and 222,411 shares under the share repurchase program for a total cost of $122.9 million and $13.7 million, respectively. As mentioned in Note 2, the shares held at the time of our 2010 stock split were not adjusted. As of June 25, 2011, we had remaining authorization under the share repurchase program of $620.0 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first six months of 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011

On July 28, 2011, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on August 30, 2011 to stockholders of record as of the close of business on August 15, 2011.

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

Significant Contractual Obligations and Commercial Commitments

At June 25, 2011, we had commitments related to construction projects for new stores and a distribution center totaling approximately $7.2 million and commitments to purchase three stores previously under lease for approximately $7.5 million. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010.

At June 25, 2011, there were $39.7 million outstanding letters of credit under the Credit Agreement and a $18.9 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by a time deposit classified as restricted cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at June 25, 2011 and June 26, 2010) or LIBOR (0.19% at June 25, 2011 and 0.35% at June 26, 2010) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.40% at June 25, 2011 and 0.50% at June 26, 2010).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.08% at June 25, 2011 and 0.10% at June 26, 2010).  See Note 12 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, soybean, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressures on product cost, which may impact consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.  Due to the competitive environment, such conditions have and may continue to adversely impact our financial performance.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 25, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 25, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and expects to be reimbursed for any liabilities or costs relating to this matter.   The Company currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations, and is engaged in settlement discussion with the DOJ.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

We are also involved in various litigation matters arising in the ordinary course of business.  Management expects these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2011, the Company’s Board of Directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $1 billion through April 2015. Stock repurchase activity during the second quarter of fiscal 2011 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 27, 2011 – April 23, 2011	285,000	$61.51	285,000	$72,156,238
April 24, 2011 – May 21, 2011 (a)	501,763	60.02	500,000	642,159,848	(b)
May 22, 2011 – June 25, 2011	360,000	61.63	360,000	619,982,416
As of June 25, 2011	1,146,763	$60.90	1,145,000	$619,982,416

(a) We withheld 1,763 shares during the second quarter to satisfy employee tax obligations on the vesting of restricted stock units in the amounts of $0.1 million in the second quarter at a price of $61.76.  For further discussion, see Note 10 – Share-Based Compensation of this Form 10-Q.
 (b) On April 28, 2011 the Board authorized a $600 million increase to its existing share repurchase program.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Index
Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on August 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at June 25, 2011; December 25, 2010; and June 26, 2010, (ii) the consolidated statements of income for the fiscal three and six months ended June 25, 2011 and June 26, 2010, (iii) the consolidated statements of cash flows for the fiscal six months ended June 25, 2011 and June 26, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements. (1)

_______________________
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

TRACTOR SUPPLY COMPANY

Date:	August 4, 2011	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)