Form 10-Q
period 2011-11-03
TRACTOR SUPPLY CO /DE/
filed 2011-11-03
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 24, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at October 22, 2011
Common Stock, $.008 par value	71,024,867

Index
TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	September 24,	December 25,	September 25,
	2011	2010	2010
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$96,590	$257,339	$170,920
Restricted cash	21,870	--	--
Short-term investments	--	15,913	15,913
Inventories	913,738	736,520	833,821
Prepaid expenses and other current assets	40,198	33,945	50,926
Total current assets	1,072,396	1,043,717	1,071,580

Property and equipment, net of accumulated depreciation	450,449	395,789	385,223
Goodwill	10,258	10,258	10,258
Deferred income taxes	2,112	5,750	13,210
Other assets	12,635	7,960	7,697

Total assets	$1,547,850	$1,463,474	$1,487,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,208	$247,388	$348,610
Accrued employee compensation	36,823	34,576	30,041
Other accrued expenses	119,588	127,386	104,164
Current portion of capital lease obligations	32	91	344
Income taxes payable	2,850	8,269	--
Deferred income taxes	3,314	8,854	13,816
Total current liabilities	502,815	426,564	496,975

Capital lease obligations, less current maturities	1,292	1,316	1,151
Deferred rent	73,091	70,697	67,567
Other long-term liabilities	33,747	31,655	30,033
Total liabilities	610,945	530,232	595,726
Stockholders’ equity:
Preferred stock, 40,000 shares authorized, $1.00 par value; no shares issued	--	--	--
Common stock, 200,000,000 shares authorized at September 24, 2011, 100,000,000 shares authorized at December 25, 2010 and September 25, 2010; $.008 par value; 80,048,209 shares issued and 71,027,023 shares outstanding at September 24, 2011, 78,835,508 shares issued and 72,775,862 shares outstanding at December 25, 2010 and 78,483,814 shares issued and 72,797,968 shares outstanding at September 25, 2010	641	631	628
Additional paid-in capital	281,101	235,283	224,113
Treasury stock – at cost, 9,021,186 shares at September 24, 2011, 6,059,646 shares at December 25, 2010 and 5,685,846 shares at September 25, 2010	(429,469)	(257,376)	(242,096)
Retained earnings	1,084,632	954,704	909,597
Total stockholders’ equity	936,905	933,242	892,242

Total liabilities and stockholders’ equity	$1,547,850	$1,463,474	$1,487,968

The accompanying notes are an integral part of this statement.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended		For the fiscal nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(Unaudited)		(Unaudited)

Net sales	$977,776	$829,114	$2,992,715	$2,605,687

Cost of merchandise sold	650,173	553,426	1,989,009	1,738,939

Gross margin	327,603	275,688	1,003,706	866,748

Selling, general and administrative expenses	239,883	210,779	705,863	627,913
Depreciation and amortization	19,591	17,502	56,685	51,313

Operating income	68,129	47,407	241,158	187,522

Interest expense, net	591	38	1,051	597

Income before income taxes	67,538	47,369	240,107	186,925

Income tax expense	24,805	17,506	87,879	69,162

Net income	$42,733	$29,863	$152,228	$117,763

Net income per share – basic	$0.60	$0.41	$2.11	$1.62

Net income per share – diluted	$0.58	$0.40	$2.05	$1.58

Weighted average shares outstanding:
Basic	71,226	72,600	71,988	72,525
Diluted	73,343	74,932	74,158	74,536

Dividends declared per common share outstanding	$0.12	$0.07	$0.31	$0.21

The accompanying notes are an integral part of this statement.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the fiscal nine months ended
	September 24, 2011	September 25, 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$152,228	$117,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,685	51,313
Loss on disposal of property and equipment	187	632
Stock compensation expense	10,693	8,754
Deferred income taxes	(1,902)	192
Change in assets and liabilities:
Inventories	(177,218)	(157,355)
Prepaid expenses and other current assets	(6,253)	(12,025)
Accounts payable	92,820	86,975
Accrued employee compensation	2,247	7,316
Other accrued expenses	(12,561)	3,469
Income taxes payable	(5,419)	(15,422)
Other	(175)	2,905

Net cash provided by operating activities	111,332	94,517

Cash flows from investing activities:
Capital expenditures	(107,326)	(67,086)
Proceeds from sale of property and equipment	721	292
Restricted cash deposits	(21,870)	--
Purchases of short-term investments	--	(15,913)
Proceeds from sale of short-term investments	15,913	--

Net cash used in investing activities	(112,562)	(82,707)

Cash flows from financing activities:
Excess tax benefit on stock option exercises	11,902	6,993
Principal payments under capital lease obligations	(83)	(304)
Restricted stock units withheld to satisfy tax obligations	(981)	(657)
Repurchase of common stock	(172,093)	(22,892)
Net proceeds from issuance of common stock	24,036	18,372
Cash dividends paid to stockholders	(22,300)	(15,253)

Net cash used in financing activities	(159,519)	(13,741)

Net decrease in cash and cash equivalents	(160,749)	(1,931)

Cash and cash equivalents at beginning of period	257,339	172,851

Cash and cash equivalents at end of period	$96,590	$170,920

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$565	$128
Income taxes	81,942	76,381

Accruals for construction in progress	(4,763)	--
The accompanying notes are an integral part of this statement.

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

Our business is highly seasonal.  Historically, our sales and profits have been the highest in the second and fourth fiscal quarters of each year due to the sale of seasonal products.  Unseasonable weather, excessive precipitation, drought, and early or late frosts may also affect our sales.  We believe, however, that the impact of extreme weather conditions is somewhat mitigated by the geographic dispersion of our stores. We experience our highest inventory and accounts payable balances during the first fiscal quarter of each year for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the winter selling season.

Note 2 - Change in Accounting Method:

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

The Company applied this change in method of inventory costing retrospectively to all prior periods presented in the 2010 Form 10-K and herein in accordance with accounting principles relating to accounting changes.  Certain components of the Company’s financial statements affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change to the average cost method are as follows (the as adjusted consolidated statement of income information for the three months ended September 25, 2010 was presented in the 2010 Form 10-K and therefore is not included in the disclosure below):

	For the fiscal nine months ended September 25, 2010
	As Previously Reported	Effect of Change	As Adjusted
Consolidated Statements of Income
(in thousands, except share amounts)
Net sales	$2,605,687	$--	$2,605,687
Gross margin	866,826	(78)	866,748
Operating income	187,600	(78)	187,522
Net income	117,812	(49)	117,763

Net income per share
Basic	$1.62	$--	$1.62
Diluted	$1.58	$--	$1.58

Index

	September 25, 2010
	As Previously Reported	Effect of Change	As Adjusted
Consolidated Balance Sheets
(in thousands)
Inventories	$758,683	$75,138	$833,821
Prepaid expenses and other current assets	50,570	356	50,926
Deferred income taxes (current asset)	15,584	(15,584)	--
Total current assets	1,011,670	59,910	1,071,580
Total assets	1,428,058	59,910	1,487,968
Deferred income taxes (current liability)	--	13,816	13,816
Total current liabilities	483,159	13,816	496,975
Other long-term liabilities	29,838	195	30,033
Total liabilities	581,715	14,011	595,726
Retained earnings	863,698	45,899	909,597
Total stockholders’ equity	846,343	45,899	892,242
Total liabilities and stockholders’ equity	$1,428,058	$59,910	$1,487,968

	For the fiscal nine months ended September 25, 2010
	As Previously Reported *	Effect of Change	As Adjusted
Consolidated Statements of Cash Flows
(in thousands)
Net income	$117,812	$(49)	$117,763
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	206	(14)	192
Inventories	(157,434)	79	(157,355)
Income taxes payable	(15,406)	(16)	(15,422)
Net cash provided by operating activities	$94,517	$--	$94,517

*As described in Note 3 - Reclassifications, certain other amounts in the previously issued consolidated statement of cash flows have been reclassified to conform to the fiscal 2011 presentation

Note 3 – Reclassifications:

Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2011 presentation.  The following changes affected our Consolidated Statement of Cash Flows for the fiscal nine months ended September 25, 2010.  Amounts related to accrued employee compensation ($7.3 million at September 25, 2010) have been reclassified from other accrued expenses to accrued employee compensation.  Amounts related to income taxes payable ($7.8 million at September 25, 2010) have been reclassified from prepaid expenses and other current assets to income taxes payable.  Also, marketing support funds receivable due from vendors previously classified in prepaid expenses and other current assets has been reclassified to reduce accounts payable ($11.6 million at December 26, 2009).

Note 4 – Restricted Cash:

As of September 24, 2011, the Company’s restricted cash consisted of a $21.9 million time deposit held as collateral for a letter of credit for certain insurance policies through April 1, 2012.

Note 5 – Short-term Investments:

At December 25, 2010 and September 25, 2010, the Company’s short-term held-to-maturity investments consisted of a $15.9 million one-year U.S. Treasury note held as collateral for a letter of credit. This investment is stated at amortized cost, which approximates fair value. The note matured on May 11, 2011.  We had no short-term investments at September 24, 2011.

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

Financial Instruments Not Carried at Fair Value
Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value.  We had no borrowings under the revolving credit facility at September 24, 2011, December 25, 2010 or September 25, 2010.

Our short-term investment was classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  The fair value at December 25, 2010 and September 25, 2010 was $15.9 million. Our one-year U.S. Treasury note matured on May 11, 2011. We had no short-term investments at September 24, 2011.

Note 7 – Inventories:

Inventories are stated at the lower of cost, as determined by the average cost method, or market.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuation reserves and vendor allowances.

Note 8 – Property and Equipment:

Property and equipment is comprised as follows (in thousands):

	September 24,	December 25,	September 25,
	2011	2010	2010

Land	$32,627	$30,350	$30,289
Buildings and improvements	433,382	380,228	371,749
Furniture, fixtures and equipment	286,148	256,369	240,348
Computer software and hardware	108,940	94,878	104,274
Construction in progress	27,856	20,961	22,668
	888,953	782,786	769,328
Accumulated depreciation and amortization	(438,504)	(386,997)	(384,105)
	$450,449	$395,789	$385,223

Note 9 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.  For the third quarters of fiscal 2011 and 2010, share-based compensation expense lowered pre-tax income by $3.7 million and $2.5 million, respectively, and $10.7 million and $8.8 million for the first nine months of fiscal 2011 and 2010, respectively.

There were no significant modifications to our share-based compensation plans during the fiscal nine months ended September 24, 2011.

Index

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

The following summarizes information concerning stock option grants during fiscal 2011 and 2010:

	Fiscal three months ended		Fiscal nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Stock options granted	6,600	8,700	545,455	884,152
Weighted average exercise price	$67.31	$34.73	$52.13	$26.41
Weighted average fair value per option	$21.24	$11.26	$17.72	$10.25

The weighted average key assumptions used in determining the fair value of options granted in the three and nine months ended September 24, 2011 and September 25, 2010 are as follows:

	Fiscal three months ended		Fiscal nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Expected price volatility	38.1%	38.9%	38.5%	38.8%
Risk-free interest rate	1.3%	1.6%	2.2%	2.5%
Weighted average expected lives in years	4.7	4.8	5.1	5.3
Forfeiture rate	7.6%	7.7%	6.5%	6.3%
Dividend yield	0.8%	1.0%	1.0%	0.0%

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

As of September 24, 2011, total unrecognized compensation expense related to non-vested stock options was approximately $12.7 million with a remaining weighted average expense recognition period of 1.3 years.

Restricted Stock Units

During the first nine months of 2011 and 2010, we granted 63,484 and 144,038 restricted stock units, respectively, which vest over an approximate three year term from the date of grant and had a weighted average grant date fair value per share of $53.23 and $26.96, respectively.  As of September 24, 2011, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.3 million with a remaining weighted average expense recognition period of 1.5 years.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory tax withholding requirements that we pay on behalf of our employees.  During the first nine months of 2011 and 2010, we issued 62,859 and 82,202 shares as a result of vested restricted stock units, respectively.  These amounts are net of 18,531 and 25,982 shares withheld to satisfy $1.0 million and $0.7 million of employees’ tax obligations for the first nine months of 2011 and 2010, respectively.

Index
Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of our common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 40,955 and 56,174 shares of our common stock during the first nine months of fiscal 2011 and 2010, respectively.  Total stock compensation expense related to the ESPP was approximately $0.5 million and $0.3 million during the first nine months of 2011 and 2010, respectively.  At September 24, 2011, there were 6,258,897 shares of common stock reserved for future issuance under the ESPP.

Note 10 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the three and nine months ended September 24, 2011 and September 25, 2010.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended September 24, 2011			Fiscal three months ended September 25, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$42,733	71,226	$0.60	$29,863	72,600	$0.41

Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	--	2,117	(0.02)	--	2,332	(0.01)

Net income	$42,733	73,343	$0.58	$29,863	74,932	$0.40

	Fiscal nine months ended September 24, 2011			Fiscal nine months ended September 25, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$152,228	71,988	$2.11	$117,763	72,525	$1.62

Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	--	2,170	(0.06)	--	2,011	(0.04)

Net income	$152,228	74,158	$2.05	$117,763	74,536	$1.58

Options to purchase shares of common stock that were outstanding at the end of the respective periods, but were not included in the computation of diluted earnings per share because the effect of exercising such options would be antidilutive, were approximately 360,000 and 5,000 for the three months and 454,000 and 581,000 for the nine months ended September 24, 2011 and September 25, 2010, respectively.

Note 11 – Credit Agreement:

Through October 23, 2011 we were party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

Index
At September 24, 2011, there were no outstanding borrowings under the Credit Agreement.  There were $20.6 million outstanding letters of credit as of September 24, 2011.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at September 24, 2011 and 0.50% at September 25, 2010).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.06% to 0.18% per annum, adjusted quarterly based on our leverage ratio (0.08% at September 24, 2011 and 0.10% at September 25, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 24, 2011, we were in compliance with all debt covenants.

On October 24, 2011, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement.  The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and has a five-year term, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  Borrowings will bear interest at either the agent’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our performance (0.50% at October 24, 2011).  We will also be required to pay a commitment fee ranging from 0.08% to 0.20% per annum for unused capacity (0.10% at October 24, 2011).  This new agreement continues to require quarterly compliance with respect to fixed charge coverage and leverage ratios.

Note 12 – Treasury Stock:

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

We repurchased 805,040 and 230,100 shares under the share repurchase program for a total cost of $49.2 million and $9.2 million during the third quarters of 2011 and 2010, respectively. During the first nine months of 2011 and 2010 we repurchased 2,961,450 and 452,511 shares under the share repurchase program for a total cost of $172.1 million and $22.9 million, respectively.  The treasury shares held at the time of our 2010 stock split were not adjusted.  As of September 24, 2011, we had remaining authorization under the share repurchase program of $570.8 million exclusive of any fees, commissions, or other expenses.

Note 13 – Dividends:

During the first nine months of 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011
July 28, 2011	$0.12	August 15, 2011	August 30, 2011

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Note 14 – Income Taxes:

Our effective income tax rate decreased to 36.7% in the third quarter of 2011 compared to 37.0% for the third quarter of 2010.  For the first nine months of 2011 our effective tax rate decreased to 36.6% compared to 37.0% for the first nine months of 2010.  The reduction in the tax rate was largely due to higher federal tax credits compared to the prior year. The Company expects the full year effective tax rate will be approximately 36.6%.

Index
Note 15 – Comprehensive Income:

The Company’s comprehensive income is equal to net income for the third quarter and first nine months ended September 24, 2011 and September 25, 2010.

Note 16 – Commitments and Contingencies:

Construction Commitments

At September 24, 2011, we had commitments related to construction projects for new stores totaling approximately $5.0 million and commitments to purchase four stores previously under lease for approximately $10.3 million.

Letters of Credit

At September 24, 2011, there were $20.6 million outstanding letters of credit under the Credit Agreement and an $19.9 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by a time deposit classified as restricted cash. The letter of credit outside the Credit Agreement will automatically increase by $1.0 million in each of the next two quarters bringing the total outstanding letter of credit balance to $21.9 million.

Litigation

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  The Company expects to be reimbursed by these vendors for any liabilities or costs relating to this matter.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 17 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the average percentage of sales represented by each of our major product categories for the three and nine months ended September 24, 2011 and September 25, 2010:

	Fiscal three months ended		Fiscal nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Product Category:
Livestock and Pet	43%	41%	42%	40%
Hardware, Tools and Truck	24	24	23	23
Seasonal, Gift and Toy Products	19	20	21	22
Agriculture	7	8	7	8
Clothing and Footwear	7	7	7	7
Total	100%	100%	100%	100%

Index
Note 18 – Subsequent Events:

On October 26, 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on November 29, 2011 to stockholders of record as of the close of business on November 14, 2011.

As described in Note 11, on October 24, 2011 we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement.

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations and negotiate favorable lease agreements on new and relocated stores, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, breach of privacy, actual and potential legal proceedings, management of our information systems, effective tax rate changes and results of examination by taxing authorities, and the ability to maintain an effective system of internal control over financial reporting.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index
Results of Operations

Fiscal Three Months (Third Quarter) Ended September 24, 2011 and September 25, 2010
Net sales increased 17.9% to $977.8 million for the third quarter of 2011 from $829.1 million for the third quarter of 2010.  Same-store sales for the third quarter of 2011 were $924.7 million, an 11.5% increase over the third quarter of 2010. This compares to a 5.0% same-store sales increase for the third quarter of 2010.  The same-store sales increase was driven by continued strong results in core consumable, usable and edible (C.U.E.) products, principally animal and pet-related merchandise; emergency-response merchandise related to Hurricane Irene; and seasonal heating-related products.  Additionally, we estimate that same-store sales were favorably impacted by approximately 465 basis points due to inflation, principally in key C.U.E. categories.  New store growth was approximately 8.0% or 78 net new stores opened since September 25, 2010.  New store sales for the third quarter of 2011 were $53.1 million, a 6.4% increase over third quarter 2010 sales.  This compares to new store sales for the third quarter of 2010 of $44.0 million, a 5.9% increase over third quarter 2009 sales.

We opened 12 new stores, relocated one store, and closed one store during the third quarter of 2011 compared to nine new store openings during the prior year’s third quarter.  We operated 1,054 stores at September 24, 2011, compared to 976 stores at September 25, 2010.

The following chart indicates the average percentage of sales represented by each of our major product categories for the three months ended September 24, 2011 and September 25, 2010:

	Fiscal three months ended
	September 24, 2011	September 25, 2010
Product Category:
Livestock and Pet	43%	41%
Hardware, Tools and Truck	24	24
Seasonal, Gift and Toy Products	19	20
Agriculture	7	8
Clothing and Footwear	7	7
Total	100%	100%

Gross margin increased 18.8% to $327.6 million for the third quarter of 2011 from $275.7 million in the third quarter of 2010.  As a percent of sales, gross margin increased 30 basis points to 33.5% for the third quarter of fiscal 2011 compared to 33.2% for the comparable period in fiscal 2010.  The increase in gross margin reflects improved direct product margin, partially offset by increased transportation costs and unfavorable product mix.  Direct product margin increased as a result of improved inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 100 basis points to 26.5% of sales in the third quarter of fiscal 2011 from 27.5% of sales in the third quarter of fiscal 2010.  The SG&A improvement as a percent to sales for the third quarter of 2011 was primarily attributable to strong same-store sales and expense control with respect to store operating costs, partially offset by an increase in incentive compensation as a result of the strong financial performance in the quarter.  Total SG&A expenses increased 13.7% to $259.5 million from $228.3 million in the third quarter of 2010.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, increased incentive compensation and higher advertising costs related to increased print media and special promotional events held during the quarter.

Index
Our effective income tax rate decreased to 36.7% in the third quarter of 2011 compared to 37.0% for the third quarter of 2010.  The reduction in the tax rate was largely due to higher federal tax credits compared to the prior year.

As a result of the foregoing factors, net income for the third quarter of fiscal 2011 increased 43.1% to $42.7 million compared to $29.9 million in the third quarter of fiscal 2010.  Net income per diluted share for the third quarter of fiscal 2011 increased to $0.58 from $0.40.

Fiscal Nine Months Ended September 24, 2011 and September 25, 2010
Net sales increased 14.9% to $2.99 billion for the first nine months of fiscal 2011 from $2.61 billion for the first nine months of fiscal 2010.  Same-store sales for the first nine months of 2011 were $2.83 billion, an 8.5% increase over the first nine months of fiscal 2010. This compares to a 4.8% same-store sales increase for the first nine months of fiscal 2010.  The same-store sales increase was driven by continued strong results in core consumable, usable and edible (C.U.E.) products, principally animal and pet-related merchandise and seasonal heating-related products.  Additionally, we estimate that same-store sales were favorably impacted by approximately 250 basis points due to inflation, principally in key C.U.E. categories.  New store growth was approximately 8.0% or 78 net new stores opened since September 25, 2010.  New store sales for the first nine months of fiscal 2011 were $166.5 million, a 6.4% increase over sales during the first nine months of 2010.  This compares to new store sales for the first nine months of fiscal 2010 of $148.2 million, a 6.3% increase over sales during the first nine months of 2009.

During the first nine months of 2011, we opened 54 new stores and relocated two stores, compared to 47 new store openings during the first nine months of 2010.  We closed one store during the first nine months of both 2011 and 2010.  We operated 1,054 stores at September 24, 2011, compared to 976 stores at September 25, 2010.

The following chart indicates the average percentage of sales represented by each of our major product categories for the nine months ended September 24, 2011 and September 25, 2010:

	Fiscal nine months ended
	September 24, 2011	September 25, 2010
Product Category:
Livestock and Pet	42%	40%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	21	22
Agriculture	7	8
Clothing and Footwear	7	7
Total	100%	100%

Gross margin increased 15.8% to $1.00 billion in the first nine months of 2011 compared to $866.7 million in the first nine months of 2010.  For the first nine months of fiscal 2011, gross margin increased 20 basis points to 33.5% compared to 33.3% for the first nine months of fiscal 2010.  The increase in gross margin reflects improved direct product margin, partially offset by increased transportation costs and unfavorable product mix.  Direct product margin increased as a result of improved inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 60 basis points to 25.5% of sales in the first nine months of fiscal 2011 from 26.1% for the first nine months of fiscal 2010.  The SG&A improvement as a percent of sales for the first nine months of 2011 was primarily attributable to strong same-store sales and expense control with respect to store operating costs.  Total SG&A expenses for the first nine months of fiscal 2011 increased 12.3% to $762.5 million from $679.2 million for the first nine months of fiscal 2010.  The increase in SG&A primarily reflects new store growth, variable costs associated with same-store sales growth and an increase in advertising costs driven by additional print media to support special events.

Index
For the first nine months of 2011 our effective tax rate decreased to 36.6% compared to 37.0% for the first nine months of 2010.  The reduction in the tax rate was largely due to higher federal tax credits compared to the prior year.

Net income for the first nine months of fiscal 2011 increased 29.3% to $152.2 million from $117.8 million in the first nine months of the prior year.  Net income per diluted share for the first nine months of fiscal 2011 increased to $2.05 from $1.58.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs (including inventory purchases and capital expenditures), share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, commitments available under our revolving credit agreement, capital and operating leases and normal trade credit.

At September 24, 2011, we had working capital of $569.6 million, which was a $47.5 million decrease and a $5.0 million decrease compared to December 25, 2010 and September 25, 2010, respectively.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 24, 2011	December 25, 2010	Variance	September 25, 2010	Variance
Current assets:
Cash and cash equivalents	$96.6	$257.3	$(160.7)	$170.9	$(74.3)
Restricted cash	21.9	--	21.9	--	21.9
Short-term investments	--	15.9	(15.9)	15.9	(15.9)
Inventories	913.7	736.5	177.2	833.8	79.9
Prepaid expenses and other current assets	40.2	34.0	6.2	51.0	(10.8)
	1,072.4	1,043.7	28.7	1,071.6	0.8
Current liabilities:
Accounts payable	340.2	247.4	92.8	348.6	(8.4)
Accrued employee compensation	36.8	34.6	2.2	30.0	6.8
Other accrued expenses	119.6	127.4	(7.8)	104.2	15.4
Current portion of capital lease obligations	--	0.1	(0.1)	0.4	(0.4)
Income taxes payable	2.9	8.3	(5.4)	--	2.9
Deferred income taxes	3.3	8.8	(5.5)	13.8	(10.5)
	502.8	426.6	76.2	497.0	5.8
Working capital	$569.6	$617.1	$(47.5)	$574.6	$(5.0)

In comparison to prior year end, working capital decreased as a result of a reduction of cash, partially offset by the increase in inventories net of the related increase in accounts payable.  The decrease in cash is primarily attributable to an increased volume of share repurchases as well as an increase in capital expenditures, principally due to the construction of a new distribution center.  The increase in inventories and accounts payable is primarily related to the purchase of additional inventory for new stores and increased average inventory per store due to seasonality.

The slight decrease in working capital as compared to the third quarter of 2010 was the result of a reduction in cash and an increase in other accrued expenses offset by an increase in inventory without a corresponding increase in accounts payable.  The decrease in cash is primarily attributable to an increased volume of capital expenditures and share repurchases. The increase in other accrued expenses is primarily related to timing of payments, and the increase in inventory is primarily related to new store growth.  Accounts payable levels decreased primarily as a result of timing of payments, a portion of which was a result of an acceleration of payments on certain trade payables in order to capture payment discounts offered by vendors.

Index
Operations provided net cash of $111.3 million and $94.5 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.  The $16.8 million increase in net cash provided by operations in 2011 over 2010 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 24, 2011	September 25, 2010	Variance
Net income	$152.2	$117.8	$34.4
Depreciation and amortization	56.7	51.3	5.4
Inventories and accounts payable	(84.4)	(70.4)	(14.0)
Stock compensation expense	10.7	8.8	1.9
Prepaid expenses and other current assets	(6.3)	(12.0)	5.7
Accrued expenses	(10.3)	10.8	(21.1)
Income taxes payable	(5.4)	(15.5)	10.1
Other, net	(1.9)	3.7	(5.6)
Net cash provided by operations	$111.3	$94.5	$16.8

The improvement in net cash provided by operations in the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010 primarily reflects stronger earnings and an increase in income taxes payable. This is partially offset by a decline in accrued expenses and an increase in inventories, net of accounts payable. The changes in income taxes and accrued expenses are due to the timing of payments while the higher inventory and accounts payable balances are due to store growth.

Investing activities used cash of $112.6 million and $82.7 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. The majority of this cash requirement relates to our capital expenditures. In addition, during the first nine months of fiscal 2011 our short-term investment of $15.9 million matured, and we purchased a $21.9 million time deposit classified as restricted cash.

Capital expenditures for the first nine months of fiscal 2011 and fiscal 2010 were as follows (in millions):

	Fiscal nine months ended
	September 24, 2011	September 25, 2010
Distribution center capacity and improvements	$44.3	$11.3
New/relocated stores and stores not yet opened	27.2	19.8
Existing store properties acquired from lessors	14.0	11.3
Existing stores	13.1	10.8
Information technology	8.5	12.7
Corporate and other	0.2	1.2
	$107.3	$67.1

The above table reflects 54 new stores and two relocations in the first nine months of fiscal 2011, compared to 47 new stores during the first nine months of fiscal 2010.   The increase in new stores, relocated stores, and stores not yet opened compared to the first nine months of prior year is due to seven additional stores opened this year, two relocations in the current period, timing of payments on stores under construction and a higher mix of retrofit stores, which require greater construction cost.  We expect to open approximately 31 new stores in the fourth quarter of 2011, resulting in approximately 85 new stores during fiscal 2011.  The increase in distribution center capacity and improvements in the first nine months of fiscal 2011 compared to fiscal 2010 is primarily due to the construction of a new distribution center in Franklin, KY.

Financing activities used cash of $159.5 million and $13.7 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.  This increase in net cash used in financing activities is largely due to the repurchase of common stock and cash dividends paid to stockholders, partially offset by increased net proceeds from issuance of common stock.

Index
Through October 23, 2011 we were party to a Senior Credit Facility (the “Credit Agreement”), which provides for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline loans, respectively).  The Credit Agreement has an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement is unsecured and matures in February 2012, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At September 24, 2011 and September 25, 2010, there were no outstanding borrowings under the Credit Agreement.  There were $20.6 million outstanding letters of credit as of September 24, 2011. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly based on our leverage ratio (0.40% at September 24, 2011 and 0.50% at September 25, 2010).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.06% to 0.18% per annum, adjusted quarterly based on our leverage ratio (0.08% at September 24, 2011 and 0.10% at September 25, 2010).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 24, 2011, we were in compliance with all debt covenants.

On October 24, 2011, we entered into a new Senior Credit Facility with largely the same lender group as under the Credit Agreement.  The new Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and has a five-year term, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  Borrowings will bear interest at either the agent’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our performance (0.50% at October 24, 2011).  We will also be required to pay a commitment fee ranging from 0.08% to 0.20% per annum for unused capacity (0.10% at October 24, 2011).  This new agreement continues to require quarterly compliance with respect to fixed charge coverage and leverage ratios.

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

We repurchased 805,040 and 230,100 shares under the share repurchase program for a total cost of $49.2 million and $9.2 million during the third quarters of 2011 and 2010, respectively. During the first nine months of 2011 and 2010 we repurchased 2,961,450 and 452,511 shares under the share repurchase program for a total cost of $172.1 million and $22.9 million, respectively.  The treasury shares held at the time of our 2010 stock split were not adjusted. As of September 24, 2011, we had remaining authorization under the share repurchase program of $570.8 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first nine months of 2011, the Board of Directors declared the following dividends:
Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2011	$0.07	February 22, 2011	March 8, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011
July 28, 2011	$0.12	August 15, 2011	August 30, 2011

On October 26, 2011, our Board of Directors declared a quarterly cash dividend of $0.12 per share of the Company’s common stock.  The dividend will be paid on November 29, 2011 to stockholders of record as of the close of business on November 14, 2011.

Index
It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. We typically lease buildings for retail stores and offices rather than acquiring these assets which allows us to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At September 24, 2011, we had commitments related to construction projects for new stores totaling approximately $5.0 million and commitments to purchase four stores previously under lease for approximately $10.3 million. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010.

At September 24, 2011, there were $20.6 million outstanding letters of credit under the Credit Agreement and a $19.9 million outstanding letter of credit at a financial institution outside of the Credit Agreement which is collateralized by a time deposit classified as restricted cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from the Credit Agreement. The Credit Agreement bears interest at either the bank’s base rate (3.25% at September 24, 2011 and September 25, 2010) or LIBOR (0.24% at September 24, 2011 and 0.26% at September 25, 2010) plus an additional amount ranging from 0.35% to 0.90% per annum, adjusted quarterly, based on our performance (0.40% at September 24, 2011 and 0.50% at September 25, 2010).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.06% to 0.18% based on the daily average unused portion of the Credit Agreement (0.08% at September 24, 2011 and 0.10% at September 25, 2010).  See Notes 11 and 18 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Credit Agreement.

Index
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 24, 2011.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 24, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines not covered by certificates of conformity issued by the EPA, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with four vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  The Company expects to be reimbursed by these vendors for any liabilities or costs relating to this matter.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2011, the Company’s Board of Directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $1 billion through April 2015. Stock repurchase activity during the third quarter of fiscal 2011 was as follows:
Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 26, 2011 - July 23, 2011	214,040	$69.23	214,040	$605,154,519
July 24, 2011 - August 20, 2011	499,100	58.40	499,100	576,019,034
August 21, 2011 - September 24, 2011	91,900	57.01	91,900	570,781,909
As of September 24, 2011	805,040	$61.12	805,040	$570,781,909

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on November 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 24, 2011; December 25, 2010; and September 25, 2010, (ii) the consolidated statements of income for the fiscal three and nine months ended September 24, 2011 and September 25, 2010, (iii) the consolidated statements of cash flows for the fiscal nine months ended September 24, 2011 and September 25, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.(1)

_______________________
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

TRACTOR SUPPLY COMPANY

Date:	November 3, 2011	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)