Form 10-Q
period 2012-05-07
TRACTOR SUPPLY CO /DE/
filed 2012-05-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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
Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Outstanding at April 28, 2012
Common Stock, $.008 par value	72,054,245

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	March 31,	December 31,	March 26,
	2012	2011	2011
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$126,695	$176,965	$140,448
Restricted cash	21,870	21,870	--
Short-term investments	--	--	15,913
Inventories	1,031,780	830,819	941,377
Prepaid expenses and other current assets	50,337	51,728	40,698
Deferred income taxes	1,431	8,867	--
Total current assets	1,232,113	1,090,249	1,138,436
Property and equipment:
Land	39,006	36,962	30,350
Buildings and improvements	472,750	459,703	385,188
Furniture, fixtures and equipment	319,816	312,708	263,228
Computer software and hardware	112,643	107,753	100,630
Construction in progress	20,525	19,309	38,398
	964,740	936,435	817,794
Accumulated depreciation and amortization	(476,070)	(455,580)	(403,976)
Property and equipment, net	488,670	480,855	413,818

Goodwill	10,258	10,258	10,258
Deferred income taxes	--	--	2,780
Other assets	12,610	13,470	11,861
Total assets	$1,743,651	$1,594,832	$1,577,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423,913	$266,409	$406,408
Accrued employee compensation	13,211	48,261	17,021
Other accrued expenses	121,861	134,048	122,442
Current portion of capital lease obligations	35	33	58
Income taxes payable	6,526	11,874	--
Deferred income taxes	--	--	14,287
Total current liabilities	565,546	460,625	560,216

Capital lease obligations, less current maturities	1,272	1,284	1,302
Deferred income taxes	10,497	13,827	--
Deferred rent	76,776	75,731	71,704
Other long-term liabilities	34,405	35,075	31,825
Total liabilities	688,496	586,542	665,047
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	--	--	--
Common stock, $.008 par value; 200,000, 200,000 and 100,000 shares authorized; 81,065, 80,401 and 79,426 shares issued; 71,875, 71,265 and 72,355 shares outstanding at March 31, 2012, December 31, 2011 and March 26, 2011, respectively	649	643	636
Additional paid-in capital	317,717	298,426	254,064
Treasury stock – at cost, 9,190, 9,136 and 7,071 shares at March 31, 2012, December 31, 2011 and March 26, 2011, respectively	(441,516)	(437,373)	(310,522)
Retained earnings	1,178,305	1,146,594	967,928
Total stockholders’ equity	1,055,155	1,008,290	912,106

Total liabilities and stockholders’ equity	$1,743,651	$1,594,832	$1,577,153
The accompanying notes are an integral part of these financial statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the fiscal three months ended
	March 31, 2012	March 26, 2011
	(Unaudited)

Net sales	$1,020,417	$836,576

Cost of merchandise sold	687,617	562,970

Gross margin	332,800	273,606

Selling, general and administrative expenses	246,668	226,575
Depreciation and amortization	21,739	18,265

Operating income	64,393	28,766

Interest expense, net	583	243

Income before income taxes	63,810	28,523

Income tax expense	23,482	10,188

Net income	$40,328	$18,335

Net income per share – basic	$0.56	$0.25

Net income per share – diluted	$0.55	$0.24

Weighted average shares outstanding:
Basic	71,594	72,704
Diluted	73,494	74,927

Dividends declared per common share outstanding	$0.12	$0.07

The accompanying notes are an integral part of these financial statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal three months ended
	March 31, 2012	March 26, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$40,328	$18,335
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,739	18,265
Loss on disposition of property and equipment	87	45
Stock compensation expense	4,559	3,612
Excess tax benefit of stock options exercised	(9,934)	(4,830)
Deferred income taxes	4,106	8,403
Change in assets and liabilities:
Inventories	(200,961)	(204,857)
Prepaid expenses and other current assets	1,391	(6,753)
Accounts payable	157,504	159,020
Accrued employee compensation	(35,050)	(17,555)
Other accrued expenses	(9,933)	(12,366)
Income taxes payable	4,586	(3,439)
Other	1,280	(2,681)

Net cash used in operating activities	(20,298)	(44,801)

Cash flows from investing activities:
Capital expenditures	(31,829)	(28,905)
Proceeds from sale of property and equipment	--	56

Net cash used in investing activities	(31,829)	(28,849)

Cash flows from financing activities:
Excess tax benefit of stock options exercised	9,934	4,830
Principal payments under capital lease obligations	(10)	(47)
Restricted stock units withheld to satisfy tax obligations	(6,581)	(872)
Repurchase of common stock	(4,143)	(53,146)
Net proceeds from issuance of common stock	11,274	11,105
Cash dividends paid to stockholders	(8,617)	(5,111)

Net cash provided by (used in) financing activities	1,857	(43,241)

Net decrease in cash and cash equivalents	(50,270)	(116,891)

Cash and cash equivalents at beginning of period	176,965	257,339

Cash and cash equivalents at end of period	$126,695	$140,448

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$28	$33
Income taxes	14,412	8,253

Non-cash accruals for construction in progress	2,254	7,422

The accompanying notes are an integral part of these financial statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the fiscal three-month period are not necessarily indicative of results for the full fiscal year.

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

Note 2 – Fair Value of Financial Instruments:

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

Financial Instruments Not Carried at Fair Value

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, restricted cash, short-term investments, short-term receivables and trade payables approximate current fair value at each balance sheet date.  We had no borrowings under the revolving credit facility at March 31, 2012, December 31, 2011 and March 26, 2011.

The short-term investment is classified as Level 1 as these types of investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.  This investment is stated at amortized cost, which approximates fair value.  The note matured on May 11, 2011.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock options and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the grant date market value and the employee’s purchase price.

There were no significant modifications to our share-based compensation plans during the fiscal three months ended March 31, 2012.

For the first quarter of fiscal 2012 and 2011, share-based compensation expense was $4.6 million and $3.6 million, respectively.

Index
Stock Options

The following summarizes information concerning stock option grants during each of the first three months of fiscal 2012 and 2011:

	Fiscal three months ended
	March 31, 2012	March 26, 2011
Stock options granted	544,991	524,455
Weighted average exercise price	$85.08	$51.70
Weighted average fair value per option	$26.11	$17.61

As of March 31, 2012, total unrecognized compensation expense related to non-vested stock options was approximately $20.6 million with a remaining weighted average expense recognition period of 1.5 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during each of the first three months of fiscal 2012 and 2011:

	Fiscal three months ended
	March 31, 2012	March 26, 2011
Restricted stock units granted	33,951	53,012
Weighted average fair value per share	$85.08	$51.70

As of March 31, 2012, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.0 million with a remaining weighted average expense recognition period of 1.7 years.

Note 4 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the fiscal three months ended March 31, 2012 and March 26, 2011.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended March 31, 2012			Fiscal three months ended March 26, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$40,328	71,594	$0.56	$18,335	72,704	$0.25

Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	--	1,900	(0.01)	--	2,223	(0.01)

Net income	$40,328	73,494	$0.55	$18,335	74,927	$0.24

Anti-dilutive stock options excluded from the above calculation totaled 0.3 million for the fiscal three months ended March 31, 2012 and March 26, 2011.

Index
Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At March 31, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $23.0 million outstanding letters of credit under the Senior Credit Facility as of March 31, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at March 31, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at March 31, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 31, 2012, we were in compliance with all debt covenants.

Note 6 – Treasury Stock:

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 54,700 and 1,011,500 shares under the share repurchase program for a total cost of $4.1 million and $53.1 million during the first quarter of 2012 and 2011, respectively. As of March 31, 2012, we had remaining authorization under the share repurchase program of $558.7 million exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first three months of fiscal 2012, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Note 8 – Income Taxes:

Our effective income tax rate increased to 36.8% in the first quarter of 2012 compared to 35.7% for the first quarter of 2011.  The effective tax rate for the first quarter of fiscal 2012 and 2011 was impacted favorably by disqualified incentive stock options exercised during the quarter.  Although the dollar amount of this tax benefit was similar in both years, the impact on the effective tax rate for the first quarter of 2012 is less in comparison to 2011 due to higher pretax income in 2012.  While this tax benefit is limited to the quarter, the Company expects the full year effective tax rate will be consistent at 36.8%.

Note 9 – Commitments and Contingencies:

Construction Commitments

At March 31, 2012, we had commitments related to construction projects for new stores totaling approximately $2.9 million and commitments to purchase one store previously under lease for approximately $2.4 million.

Letters of Credit

At March 31, 2012, there were $23.0 million outstanding letters of credit under the Senior Credit Facility and a $21.9 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Index
Litigation

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  The Company expects to be reimbursed by these vendors for any liabilities or costs relating to this matter.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 31, 2012 and March 26, 2011:

	Fiscal three months ended
	March 31, 2012	March 26, 2011
Product Category:
Livestock and Pet	45%	46%
Hardware, Tools and Truck	22	23
Seasonal, Gift and Toy Products	19	17
Clothing and Footwear	9	9
Agriculture	5	5
Total	100%	100%

Note 11 - Impact of Recently Issued Accounting Standards:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There are no items of other comprehensive income for the periods presented; thus there was no impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is more than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is more than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There was no impact on the Company’s consolidated financial statements.

Index
Note 12 – Subsequent Events:

On May 2, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on June 5, 2012 to stockholders of record as of the close of business on May 21, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following discussion and analysis also contains certain historical and forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, the ability to manage expenses, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of privacy, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to secure or develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting and changes in accounting standards, assumptions and estimates.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 31, 2012 and March 26, 2011
Net sales increased 22.0% to $1.02 billion for the first quarter of fiscal 2012 from $836.6 million for the first quarter of fiscal 2011.  Same-store sales for the first quarter of fiscal 2012 were $961.5 million, an 11.5% increase over the first quarter of fiscal 2011. This compares to a 10.7% same-store sales increase for the first quarter of fiscal 2011. The same-store sales increase was broad-based across all major product categories and driven, in part, by early spring weather in 2012. Inflation, principally in consumable, usable and edible (C.U.E.) categories also contributed approximately 400 basis points to the same-store sales increase.  In addition to these factors, total sales benefited from new store growth and the calendar shift related to the 53rd week in fiscal 2011, which resulted in capturing an additional week of spring sales in the first quarter of 2012.

Index
Store growth was approximately 8.8%, a net increase of 90 stores since March 26, 2011.  Non-comp sales (defined as stores opened less than one year) for the first quarter of fiscal 2012 were $58.9 million, a 7.0% increase over total first quarter fiscal 2011 net sales.  Non-comp sales for the first quarter of fiscal 2011 were $49.7 million, a 7.0% increase over total first quarter fiscal 2010 net sales.

In the first quarter of fiscal 2012, we opened 33 new stores (compared to 26 new stores in the first quarter of fiscal 2011) and closed one store (compared to no closed stores in the first quarter of fiscal 2011).  We operated 1,117 stores at March 31, 2012 compared to 1,027 stores at March 26, 2011.

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 31, 2012 and March 26, 2011:

	Fiscal three months ended
	March 31, 2012	March 26, 2011
Product Category:
Livestock and Pet	45%	46%
Hardware, Tools and Truck	22	23
Seasonal, Gift and Toy Products	19	17
Clothing and Footwear	9	9
Agriculture	5	5
Total	100%	100%

Gross margin increased 21.6% to $332.8 million for the first quarter of fiscal 2012 from $273.6 million in the first quarter of fiscal 2011.  As a percent of sales, gross margin decreased 10 basis points to 32.6% for the first quarter of fiscal 2012 compared to 32.7% for the comparable period in fiscal 2011.  The decrease in gross margin as a percent to sales resulted primarily from warmer weather in January and February that necessitated markdowns to sell through winter seasonal merchandise, increased transportation costs and an increase in big ticket sales.  Sales of big ticket items, which have lower than chain average margin were strong in the period due to the early spring selling season.  These decreases in gross margin were partially offset by favorable inventory shrink results.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 300 basis points to 26.3% of sales in the first quarter of fiscal 2012 from 29.3% of sales in the first quarter of fiscal 2011.  The SG&A improvement as a percent to sales for the first quarter of fiscal 2012 was primarily attributable to strong same-store sales growth, which enabled the Company to leverage store payroll and occupancy costs.  Total SG&A expenses increased 9.6% to $268.4 million from $244.8 million in the first quarter of fiscal 2011.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and operating costs relating to the new Franklin, Kentucky distribution center, which became operational in the fourth quarter of fiscal 2011.

Our effective income tax rate increased to 36.8% in the first quarter of 2012 compared to 35.7% for the first quarter of 2011.  The effective tax rate for the first quarter of fiscal 2012 and 2011 was favorably impacted by disqualified incentive stock options exercised during the quarter.  Although the dollar amount of this tax benefit was similar in both years, the impact on the effective tax rate for the first quarter of 2012 is less in comparison to 2011 due to higher pretax income in 2012.  While this tax benefit is limited to the quarter, the Company expects the full year effective tax rate will be consistent at 36.8%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2012 increased 120.0% to $40.3 million compared to $18.3 million in the first quarter of fiscal 2011.  Net income per diluted share for the first quarter of fiscal 2012 increased to $0.55 from $0.24 in the first quarter of fiscal 2011.

Index
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

At March 31, 2012, we had working capital of $666.6 million, a $37.0 million increase and an $88.4 million increase from December 31, 2011 and March 26, 2011, respectively.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 31, 2012	December 31, 2011	Variance	March 26, 2011	Variance
Current assets:
Cash and cash equivalents	$126.7	$176.9	$(50.2)	$140.4	$(13.7)
Restricted cash	21.9	21.9	--	--	21.9
Short-term investments	--	--	--	15.9	(15.9)
Inventories	1,031.8	830.8	201.0	941.4	90.4
Prepaid expenses and other current assets	50.3	51.7	(1.4)	40.7	9.6
Deferred income taxes	1.4	8.9	(7.5)	--	1.4
	1,232.1	1,090.2	141.9	1,138.4	93.7
Current liabilities:
Accounts payable	423.9	266.4	157.5	406.4	17.5
Accrued employee compensation	13.2	48.3	(35.1)	17.0	(3.8)
Other accrued expenses	121.9	134.0	(12.1)	122.4	(0.5)
Current portion of capital lease obligations	--	--	--	0.1	(0.1)
Income taxes payable	6.5	11.9	(5.4)	--	6.5
Deferred income taxes	--	--	--	14.3	(14.3)
	565.5	460.6	104.9	560.2	5.3
Working capital	$666.6	$629.6	$37.0	$578.2	$88.4

In comparison to prior year end, working capital increased as a result of the increase in inventories net of the related increase in accounts payable and a decrease in accrued employee compensation, partially offset by a reduction of cash.  The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory for new stores as well as a seasonal build in anticipation of the spring selling season.  The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation and the timing of payroll disbursements. The decrease in cash is primarily attributable to an increase in inventory purchases and capital expenditures, principally due to new store construction.

The increase in working capital as compared to the first quarter of 2011 resulted primarily from an increase in inventory, without a corresponding increase in accounts payable.  The increase in inventory is related to new store openings. Accounts payable did not increase in relation to inventory at the end of the quarter primarily as a result of timing of payments, a portion of which was a result of an acceleration of payments on certain trade payables in order to capture payment discounts offered by vendors.

Index
Operations used net cash of $20.3 million and $44.8 million in the first three months of fiscal 2012 and fiscal 2011, respectively.  The $24.5 million decrease in net cash used in operations in 2012 over 2011 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 31, 2012	March 26, 2011	Variance
Net income	$40.3	$18.3	$22.0
Depreciation and amortization	21.7	18.3	3.4
Stock compensation expense	4.6	3.6	1.0
Excess tax benefit of stock options exercised	(9.9)	(4.8)	(5.1)
Deferred income taxes	4.1	8.4	(4.3)
Inventories and accounts payable	(43.5)	(45.8)	2.3
Prepaid expenses and other current assets	1.4	(6.8)	8.2
Accrued expenses	(45.0)	(29.9)	(15.1)
Income taxes payable	4.6	(3.5)	8.1
Other, net	1.4	(2.6)	4.0
Net cash used in operations	$(20.3)	$(44.8)	$24.5

The improvement in net cash used in operations in the first three months of fiscal 2012 compared with the first three months of fiscal 2011 primarily reflects stronger earnings and an increase in prepaid expenses and other current assets. This is partially offset by a decrease in accrued expenses. The decrease in accrued expenses is due to the timing of payroll disbursements and payment of annual incentive compensation while the changes in prepaid expenses and other current assets are due to the timing of payments on short-term receivables.

Investing activities used cash of $31.8 million and $28.8 million in the first three months of fiscal 2012 and fiscal 2011, respectively. The majority of this cash requirement relates to our capital expenditures.

Capital expenditures for the first quarter of fiscal 2012 and fiscal 2011 were as follows (in millions):
	Fiscal three months ended
	March 31, 2012	March 26, 2011
New and relocated stores and stores not yet opened	$18.2	$11.5
Information technology	6.5	2.5
Purchase of previously leased stores	3.2	--
Existing stores	3.0	3.0
Distribution center capacity and improvements	0.8	11.8
Corporate and other	0.1	0.1
	$31.8	$28.9

The above table reflects 33 new stores in the first three months of fiscal 2012, compared to 26 new stores during the first quarter of fiscal 2011. We expect to open approximately 90 to 95 new stores during fiscal 2012. The decrease in expenditures for distribution center capacity and improvements is related to the Franklin, Kentucky distribution center, which was constructed in the prior year and became operational in the fourth quarter of 2011.

Financing activities provided cash of $1.9 million and used cash of $43.2 million in the first quarter of fiscal 2012 and fiscal 2011, respectively.  This change in net cash provided by financing activities is largely due to $49.0 million less in common stock repurchases during the first three months of fiscal 2012 compared to the first three months of fiscal 2011.

Index

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and  matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At March 31, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $23.0 million outstanding letters of credit under the Senior Credit Facility as of March 31, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at March 31, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at March 31, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 31, 2012, we were in compliance with all debt covenants.

We believe that existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution center capacity, over the next several years.

Share Repurchase Program

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 54,700 and 1,011,500 shares under the share repurchase program for a total cost of $4.1 million and $53.1 million during the first quarter of 2012 and 2011, respectively. As of March 31, 2012, we had remaining authorization under the share repurchase program of $558.7 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first three months of fiscal 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012

On May 2, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on June 5, 2012 to stockholders of record as of the close of business on May 21, 2012.

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, and other factors which the Board of Directors deems relevant.

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

Index
Significant Contractual Obligations and Commercial Commitments

At March 31, 2012, we had commitments related to construction projects for new stores totaling approximately $2.9 million and a commitment to purchase one store previously under lease for approximately $2.4 million. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011.

At March 31, 2012, there were $23.0 million outstanding letters of credit under the Senior Credit Facility and a $21.9 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Our significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation	-	Income tax contingencies
-	Self-insurance reserves	-	Long-lived assets
-	Sales tax audit reserve

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at March 31, 2012 and March 26, 2011) or LIBOR (0.24% at March 31, 2012 and 0.25% at March 26, 2011) plus an additional amount per annum adjusted quarterly (ranging from 0.40% to 1.00% at March 31, 2012 and 0.35% to 0.90% at March 26, 2011) based on our leverage ratio (0.50% at March 31, 2012 and 0.40% at March 26, 2011).  We are also required to pay (quarterly in arrears) a commitment fee (ranging from 0.08% to 0.20% at March 31, 2012 and 0.06% to 0.18% at March 26, 2011) based on the daily average unused portion of the credit line (0.10% at March 31, 2012 and 0.08% at March 26, 2011).  See Note 5 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Index
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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company received and responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The Company is currently engaged in settlement discussions with the DOJ that would call for the payment of a civil penalty and certain injunctive relief.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company has notified these vendors of the EPA’s position and currently is working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  The Company expects to be reimbursed by these vendors for any liabilities or costs relating to this matter.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion through April 2015. Stock repurchase activity during the first quarter of fiscal 2012 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 28, 2012	31,500	$70.19	31,500	$560,669,882
January 29, 2012 – February 25, 2012(a)	104,236	81.67	23,200	558,738,820
February 26, 2012 – March 31, 2012	--	--	--	558,738,820
As of March 31, 2012	135,736	$79.01	54,700	$558,738,820
__________________________________
(a)The total number of shares purchased and average price paid per share include shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Index
Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on May 7, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at March 31, 2012; December 31, 2011; and March 26, 2011, (ii) the consolidated statements of income for the fiscal three months ended March 31, 2012 and March 26, 2011, (iii) the consolidated statements of cash flows for the fiscal three months ended March 31, 2012 and March 26, 2011, and (iv) the Notes to Unaudited Consolidated Financial Statements.(1)

_______________________

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

TRACTOR SUPPLY COMPANY

Date:	May 7, 2012	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)