Form 10-Q
period 2012-06-30
TRACTOR SUPPLY CO /DE/
filed 2012-08-06
CIK 916365

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2012
Common Stock, $.008 par value	70,889,653

Index

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011	June 25, 2011
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$179,100	$176,965	$185,517
Restricted cash	8,800	21,870	21,870
Inventories	946,934	830,819	875,483
Prepaid expenses and other current assets	56,331	51,728	46,363
Deferred income taxes	7,084	8,867	—
Total current assets	1,198,249	1,090,249	1,129,233
Property and equipment:
Land	41,821	36,962	31,146
Buildings and improvements	492,379	459,703	395,700
Furniture, fixtures and equipment	330,562	312,708	275,832
Computer software and hardware	117,521	107,753	103,541
Construction in progress	16,024	19,309	47,278
	998,307	936,435	853,497
Accumulated depreciation and amortization	(497,278)	(455,580)	(421,883)
Property and equipment, net	501,029	480,855	431,614
Goodwill	10,258	10,258	10,258
Other assets	12,876	13,470	11,758
Total assets	$1,722,412	$1,594,832	$1,582,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,757	$266,409	$351,763
Accrued employee compensation	29,325	48,261	19,317
Other accrued expenses	126,445	134,048	114,879
Current portion of capital lease obligations	35	33	33
Income taxes payable	64,160	11,874	42,431
Deferred income taxes	—	—	7,348
Total current liabilities	534,722	460,625	535,771
Capital lease obligations, less current maturities	1,263	1,284	1,300
Deferred income taxes	6,157	13,827	124
Deferred rent	76,667	75,731	72,301
Other long-term liabilities	36,464	35,075	32,672
Total liabilities	655,273	586,542	642,168
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $.008 par value; 200,000 shares authorized; 81,366, 80,401 and 79,808 shares issued; 71,070, 71,265 and 71,592 shares outstanding at June 30, 2012, December 31, 2011 and June 25, 2011, respectively	652	643	639
Additional paid-in capital	335,899	298,426	269,864
Treasury stock – at cost, 10,296, 9,136 and 8,216 shares at June 30, 2012, December 31, 2011 and June 25, 2011, respectively	(539,909)	(437,373)	(380,249)
Retained earnings	1,270,497	1,146,594	1,050,441
Total stockholders’ equity	1,067,139	1,008,290	940,695
Total liabilities and stockholders’ equity	$1,722,412	$1,594,832	$1,582,863
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(Unaudited)		(Unaudited)
Net sales	$1,291,899	$1,178,363	$2,312,316	$2,014,939
Cost of merchandise sold	840,438	775,866	1,528,055	1,338,836
Gross margin	451,461	402,497	784,261	676,103
Selling, general and administrative expenses	259,184	239,405	505,852	465,980
Depreciation and amortization	22,433	18,829	44,172	37,094
Operating income	169,844	144,263	234,237	173,029
Interest expense, net	31	217	614	460
Income before income taxes	169,813	144,046	233,623	172,569
Income tax expense	63,192	52,886	86,674	63,074
Net income	$106,621	$91,160	$146,949	$109,495
Net income per share – basic	$1.48	$1.27	$2.05	$1.51
Net income per share – diluted	$1.45	$1.23	$2.00	$1.47
Weighted average shares outstanding:
Basic	71,814	72,007	71,704	72,368
Diluted	73,488	74,180	73,491	74,566
Dividends declared per common share outstanding	$0.20	$0.12	$0.32	$0.19

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Six Months Ended
	June 30, 2012	June 25, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$146,949	$109,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,172	37,094
Loss on disposition of property and equipment	146	569
Stock compensation expense	9,309	6,989
Excess tax benefit of stock options exercised	(16,497)	(8,897)
Deferred income taxes	(5,887)	4,368
Change in assets and liabilities:
Inventories	(116,115)	(138,963)
Prepaid expenses and other current assets	(4,603)	(12,418)
Accounts payable	48,348	104,375
Accrued employee compensation	(18,936)	(15,259)
Other accrued expenses	(6,422)	(11,931)
Income taxes payable	68,783	43,059
Other	2,923	(1,120)
Net cash provided by operating activities	152,170	117,361
Cash flows from investing activities:
Capital expenditures	(65,566)	(74,084)
Proceeds from sale of property and equipment	—	138
Decrease (increase) in restricted cash	13,070	(21,870)
Proceeds from sale of short-term investments	—	15,913
Net cash used in investing activities	(52,496)	(79,903)
Cash flows from financing activities:
Excess tax benefit of stock options exercised	16,497	8,897
Principal payments under capital lease obligations	(19)	(74)
Restricted stock units withheld to satisfy tax obligations	(6,581)	(981)
Repurchase of common stock	(102,536)	(122,873)
Net proceeds from issuance of common stock	18,146	19,509
Cash dividends paid to stockholders	(23,046)	(13,758)
Net cash used in financing activities	(97,539)	(109,280)
Net increase (decrease) in cash and cash equivalents	2,135	(71,822)
Cash and cash equivalents at beginning of period	176,965	257,339
Cash and cash equivalents at end of period	$179,100	$185,517
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$86	$214
Income taxes	22,616	14,596
Non-cash accruals for construction in progress	1,181	576

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments Not Carried at Fair Value

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date.  We had no borrowings under the revolving credit facility at June 30, 2012, December 31, 2011 or June 25, 2011.

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

There were no significant modifications to our share-based compensation plans during the fiscal six months ended June 30, 2012.

For the second quarters of fiscal 2012 and 2011, share-based compensation expense was $4.8 million and $3.4 million, respectively, and $9.3 million and $7.0 million for the first six months of fiscal 2012 and 2011, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during each of the first six months of fiscal 2012 and 2011:

	Fiscal six months ended
	June 30, 2012	June 25, 2011
Stock options granted	560,477	538,855
Weighted average exercise price	$85.45	$51.95
Weighted average fair value per option	$26.22	$17.67

As of June 30, 2012, total unrecognized compensation expense related to non-vested stock options was approximately $17.6 million with a remaining weighted average expense recognition period of 1.4 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during each of the first six months of fiscal 2012 and 2011:

	Fiscal six months ended
	June 30, 2012	June 25, 2011
Restricted stock units granted	40,017	63,484
Weighted average fair value per share	$87.10	$53.23

As of June 30, 2012, total unrecognized compensation expense related to non-vested restricted stock units was approximately $4.4 million with a remaining weighted average expense recognition period of 1.6 years.

Note 4 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the fiscal three and six months ended June 30, 2012 and June 25, 2011.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended June 30, 2012			Fiscal three months ended June 25, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$106,621	71,814	$1.48	$91,160	72,007	$1.27
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,674	(0.03)	—	2,173	(0.04)
Net income	$106,621	73,488	$1.45	$91,160	74,180	$1.23

Index

	Fiscal six months ended June 30, 2012			Fiscal six months ended June 25, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$146,949	71,704	$2.05	$109,495	72,368	$1.51
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,787	(0.05)	—	2,198	(0.04)
Net income	$146,949	73,491	$2.00	$109,495	74,566	$1.47

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.6 million and 0.4 million for the three months ended June 30, 2012 and June 25, 2011, respectively, and 0.4 million for each of the six months ended June 30, 2012 and June 25, 2011.

Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At June 30, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $60.1 million outstanding letters of credit under the Senior Credit Facility as of June 30, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at June 30, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at June 30, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 30, 2012, we were in compliance with all debt covenants.

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

We repurchased 1,106,000 and 1,145,000 shares under the share repurchase program for a total cost of $98.4 million and $69.7 million during the second quarter of 2012 and 2011, respectively. During the first six months of 2012 and 2011, we repurchased 1,160,700 and 2,156,500 shares under the share repurchase program for a total cost of $102.5 million and $122.9 million, respectively. As of June 30, 2012, we had remaining authorization under the share repurchase program of $460.4 million exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first six months of fiscal 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Index

Note 8 – Income Taxes:

Our effective income tax rate increased to 37.2% in the second quarter of 2012 compared to 36.7% for the second quarter of 2011.  For the first six months of 2012 our effective income tax rate increased to 37.1% compared to 36.6% for the first six months of 2011.  The increase in the tax rate was largely due to a change in tax laws resulting in lower federal tax credits as well as a reduction of the benefit from other permanent tax differences as a result of a higher base of pretax income in the current fiscal year. The Company expects the full year effective tax rate will be approximately 37.0%.

Note 9 – Commitments and Contingencies:

Construction Commitments

At June 30, 2012, we had commitments related to construction projects for new stores totaling approximately $3.1 million, commitments to purchase property for facilities under development of approximately $13.3 million and a commitment to purchase one store previously under lease for approximately $0.5 million.

Letters of Credit

At June 30, 2012, there were $60.1 million outstanding letters of credit under the Senior Credit Facility and a $5.0 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has been working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA were in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty and certain injunctive relief.  In May 2012, the EPA provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. The Company is working with the vendor of these products to provide additional information to EPA.  The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three and six months ended June 30, 2012 and June 25, 2011:

Index

	Fiscal three months ended		Fiscal six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Product Category:
Livestock and Pet	40%	38%	42%	42%
Seasonal, Gift and Toy Products	25	26	22	22
Hardware, Tools and Truck	22	23	22	23
Agriculture	8	8	7	6
Clothing and Footwear	5	5	7	7
Total	100%	100%	100%	100%

Note 11 – Impact of Recently Issued Accounting Standards:

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

Note 12 – Subsequent Events:

On August 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on September 5, 2012 to stockholders of record as of the close of business on August 20, 2012.

Subsequent to June 30, 2012, we entered into construction commitments totaling approximately $30 million for a new distribution center in Macon, GA.

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

Index

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 30, 2012 and June 25, 2011
Net sales increased 9.6% to $1.29 billion for the second quarter of fiscal 2012 from $1.18 billion for the second quarter of fiscal 2011.  Same-store sales for the second quarter of fiscal 2012 were $1.21 billion, a 3.2% increase over the second quarter of fiscal 2011. This compares to a 4.6% same-store sales increase for the second quarter of fiscal 2011. The same-store sales increase was driven primarily by continued strong results in key consumable, usable and edible ("C.U.E.") products, principally animal- and pet-related merchandise. Inflation, principally in C.U.E. products, contributed approximately 275 basis points to the same-store sales increase. In addition to these factors, total net sales benefited from new store growth.

Each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011 due to the Company's 2011 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the one-week calendar shift, same-store sales for the second quarter of 2011 increased 7.1%.

Store growth was approximately 8.8%, a net increase of 92 stores since June 25, 2011.  Non-comp sales (defined as stores opened less than one year) for the second quarter of fiscal 2012 were $77.4 million, a 6.6% increase over total second quarter fiscal 2011 net sales.  Non-comp sales for the second quarter of fiscal 2011 were $63.8 million, a 6.0% increase over total second quarter fiscal 2010 net sales.

In the second quarter of fiscal 2012, we opened 18 new stores (compared to 16 new stores in the second quarter of fiscal 2011). We operated 1,135 stores at June 30, 2012 compared to 1,043 stores at June 25, 2011.

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended June 30, 2012 and June 25, 2011:

	Fiscal three months ended
	June 30, 2012	June 25, 2011
Product Category:
Livestock and Pet	40%	38%
Seasonal, Gift and Toy Products	25	26
Hardware, Tools and Truck	22	23
Agriculture	8	8
Clothing and Footwear	5	5
Total	100%	100%

Index

Gross margin dollars increased 12.2% to $451.5 million for the second quarter of fiscal 2012 from $402.5 million in the second quarter of fiscal 2011.  As a percent of sales, gross margin increased 80 basis points to 34.9% for the second quarter of fiscal 2012 compared to 34.1% for the comparable period in fiscal 2011.  The increase in gross margin as a percent of sales was primarily driven by the favorable impact of a lower percent of sales mix of low margin, big ticket seasonal and emergency response products. In addition, direct product margin increased as a result of continued efforts in our key margin-driving initiatives of inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 10 basis points to 21.8% in the second quarter of fiscal 2012 from 21.9% in the second quarter of fiscal 2011.  The SG&A improvement as a percent of sales for the second quarter of fiscal 2012 was primarily attributable to expense control with respect to store personnel and other operating costs.  Total SG&A expenses increased 9.1% to $281.6 million from $258.2 million in the second quarter of fiscal 2011.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and operating costs relating to the new Franklin, Kentucky distribution center, which became operational in the fourth quarter of fiscal 2011.

Our effective income tax rate increased to 37.2% in the second quarter of 2012 compared to 36.7% for the second quarter of 2011.  The increase in the tax rate was largely due to a change in tax laws resulting in lower federal tax credits as well as a reduction of the benefit from other permanent tax differences as a result of a higher base of pretax income in the current fiscal year. The Company expects the full year effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2012 increased 17.0% to $106.6 million compared to $91.2 million in the second quarter of fiscal 2011.  Net income per diluted share for the second quarter of fiscal 2012 increased to $1.45 from $1.23 in the second quarter of fiscal 2011.

Fiscal Six Months Ended June 30, 2012 and June 25, 2011
Net sales increased 14.8% to $2.31 billion for the first six months of fiscal 2012 from $2.01 billion for the first six months of fiscal 2011.  Same-store sales for the first six months of fiscal 2012 were $2.18 billion, a 6.7% increase over the first six months of fiscal 2011. This compares to a 7.0% same-store sales increase for the first six months of fiscal 2011. The same-store sales increase was broad-based across all major product categories. Inflation, principally in C.U.E. categories also contributed approximately 340 basis points to the same-store sales increase.  In addition to these factors, total net sales benefited from new store growth.

Each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011 due to the Company's 2011 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the one-week calendar shift, same-store sales for the first six months of fiscal 2011 increased 7.3%. Same-store sales for the first two quarters and fiscal six months of 2011, adjusted for the one-week calendar shift, are presented in the table below:

	FISCAL 2011
	First Quarter	Second Quarter	First Six Months

Same-store sales increase (originally reported)	10.7%	4.6%	7.0%
Same-store sales increase (adjusted for week shift)(1)	7.6%	7.1%	7.3%
Impact of week shift	(3.1)%	2.5%	0.3%

(1) Due to the 53-week fiscal 2011, each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011. The chart above presents same-store sales for 2011 as originally reported and as adjusted to represent the same 13-week period as the 2012 fiscal quarters. The adjusted 13-week periods end on April 2, 2011 and July 2, 2011, respectively.

Store growth was approximately 8.8%, a net increase of 92 stores since June 25, 2011.  Non-comp sales for the first six months of fiscal 2012 were $136.3 million, a 6.8% increase over total first six months fiscal 2011 net sales.  Non-comp sales for the first six months of fiscal 2011 were $113.5 million, a 6.4% increase over total first six months fiscal 2010 net sales.

During the first six months of fiscal 2012, we opened 51 new stores (compared to 42 new stores in the first six months of fiscal 2011) and closed one store (compared to no closed stores in the first six months of fiscal 2011).

Index

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended June 30, 2012 and June 25, 2011:

	Fiscal six months ended
	June 30, 2012	June 25, 2011
Product Category:
Livestock and Pet	42%	42%
Seasonal, Gift and Toy Products	22	22
Hardware, Tools and Truck	22	23
Agriculture	7	6
Clothing and Footwear	7	7
Total	100%	100%

Gross margin increased 16.0% to $784.3 million for the first six months of fiscal 2012 from $676.1 million in the first six months of fiscal 2011.  As a percent of sales, gross margin increased 30 basis points to 33.9% for the first six months of fiscal 2012 compared to 33.6% for the comparable period in fiscal 2011.  The increase in gross margin as a percent of sales resulted primarily from improved direct product margin. Direct product margin increased primarily as a result of continued efforts in our key margin-driving initiatives of inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 120 basis points to 23.8% in the first six months of fiscal 2012 from 25.0% in the first six months of fiscal 2011.  The SG&A improvement as a percent of sales for the first six months of fiscal 2012 was primarily attributable to strong same-store sales growth as well as expense control with respect to store personnel and other operating costs.  Total SG&A expenses increased 9.3% to $550.0 million from $503.1 million in the first six months of fiscal 2011.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and operating costs relating to the new Franklin, Kentucky distribution center, which became operational in the fourth quarter of fiscal 2011.

For the first six months of 2012 our effective tax rate increased to 37.1% compared to 36.6% for the first six months of 2011. The increase in the tax rate was largely due to a change in tax laws resulting in lower federal tax credits as well as a reduction of the benefit from other permanent tax differences as a result of a higher base of pretax income in the current fiscal year.

Net income for the first six months of fiscal 2012 increased 34.2% to $146.9 million compared to $109.5 million in the first six months of fiscal 2011.  Net income per diluted share for the first six months of fiscal 2012 increased to $2.00 from $1.47 in the first six months of fiscal 2011.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs (including inventory purchases and capital expenditures), distribution center capacity and improvements, information technology, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and cold-weather selling seasons, respectively.

At June 30, 2012, we had working capital of $663.5 million, a $33.9 million increase and a $70.0 million increase from December 31, 2011 and June 25, 2011, respectively.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

Index

	June 30, 2012	December 31, 2011	Variance	June 25, 2011	Variance
Current assets:
Cash and cash equivalents	$179.1	$176.9	$2.2	$185.5	$(6.4)
Restricted cash	8.8	21.9	(13.1)	21.9	(13.1)
Inventories	946.9	830.8	116.1	875.5	71.4
Prepaid expenses and other current assets	56.3	51.7	4.6	46.4	9.9
Deferred income taxes	7.1	8.9	(1.8)	—	7.1
	1,198.2	1,090.2	108.0	1,129.3	68.9
Current liabilities:
Accounts payable	314.8	266.4	48.4	351.8	(37.0)
Accrued employee compensation	29.3	48.3	(19.0)	19.3	10.0
Other accrued expenses	126.4	134.0	(7.6)	114.9	11.5
Income taxes payable	64.2	11.9	52.3	42.4	21.8
Deferred income taxes	—	—	—	7.4	(7.4)
	534.7	460.6	74.1	535.8	(1.1)
Working capital	$663.5	$629.6	$33.9	$593.5	$70.0

In comparison to December 31, 2011, working capital as of June 30, 2012 increased as a result of an increase in inventories and a decrease in accrued employee compensation, partially offset by an increase in accounts payable and income taxes payable. The increase in inventories and accounts payable is due primarily to the purchase of additional inventory to support new store growth and increased average inventory per store due to seasonality and inflation. The decrease in accrued employee compensation is the result of payments of prior year accrued incentive compensation. The increase in income taxes payable is due to the timing of tax payments and the increased amount of pretax income in fiscal 2012.

The increase in working capital as of June 30, 2012 as compared to June 25, 2011 resulted primarily from an increase in inventory and a decrease in accounts payable, partially offset by an increase in income taxes payable. The increase in inventory is related to new store growth and inflation within the cost of merchandise. Accounts payable declined primarily as a result of the timing of payments in relation to the end of the fiscal period. The increase in income taxes payable is due to the timing of tax payments and the increased amount of pretax income in fiscal 2012.

Operations provided net cash of $152.2 million and $117.4 million in the first six months of fiscal 2012 and fiscal 2011, respectively.  The $34.8 million increase in net cash provided by operations in 2012 over 2011 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 30, 2012	June 25, 2011	Variance
Net income	$146.9	$109.5	$37.4
Depreciation and amortization	44.2	37.1	7.1
Stock compensation expense	9.3	7.0	2.3
Excess tax benefit of stock options exercised	(16.5)	(8.9)	(7.6)
Deferred income taxes	(5.9)	4.4	(10.3)
Inventories and accounts payable	(67.8)	(34.6)	(33.2)
Prepaid expenses and other current assets	(4.6)	(12.4)	7.8
Accrued expenses	(25.4)	(27.2)	1.8
Income taxes payable	68.8	43.1	25.7
Other, net	3.2	(0.6)	3.8
Net cash provided by operations	$152.2	$117.4	$34.8

Index

The improvement in net cash provided by operations in the first six months of fiscal 2012 compared with the first six months of fiscal 2011 primarily reflects stronger earnings and an increase in income taxes payable. This is partially offset by a lower accounts payable increase relative to inventory. The increase in income taxes payable is primarily attributable to the timing of tax payments and larger pretax income in fiscal 2012. The decrease in accounts payable is primarily a result of the timing of payments in relation to the end of the fiscal period.

Investing activities used cash of $52.5 million and $79.9 million in the first six months of fiscal 2012 and fiscal 2011, respectively. The majority of this cash requirement relates to our capital expenditures. The decrease in restricted cash during the first six months of fiscal 2012 relates to less cash required as collateral for an outstanding letter of credit at a financial institution outside of the Senior Credit Facility. During the first six months of fiscal 2011, the maturity of our short-term investment of $15.9 million was replaced by a $21.9 million time deposit classified as restricted cash.

Capital expenditures for the first six months of fiscal 2012 and fiscal 2011 were as follows (in millions):

	Fiscal six months ended
	June 30, 2012	June 25, 2011
New and relocated stores and stores not yet opened	$31.0	$20.4
Information technology	13.1	5.3
Purchase of previously leased stores	10.2	7.7
Existing stores	7.9	8.6
Distribution center capacity and improvements	3.0	31.9
Corporate and other	0.4	0.2
	$65.6	$74.1

The above table reflects 51 new stores in the first six months of fiscal 2012, compared to 42 new stores during the first six months of fiscal 2011. We expect to open a total of approximately 90 to 95 new stores during fiscal 2012. The decrease in expenditures for distribution center capacity and improvements is related to the Franklin, Kentucky distribution center, which was constructed in the prior year and became operational in the fourth quarter of 2011.

Financing activities used cash of $97.5 million and $109.3 million in the first six months of fiscal 2012 and fiscal 2011, respectively.  This change in net cash used in financing activities is largely due to $20.3 million less in common stock repurchases during the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and  matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At June 30, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $60.1 million outstanding letters of credit under the Senior Credit Facility as of June 30, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at June 30, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at June 30, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 30, 2012, we were in compliance with all debt covenants.

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

Index

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

We repurchased 1,106,000 and 1,145,000 shares under the share repurchase program for a total cost of $98.4 million and $69.7 million during the second quarter of 2012 and 2011, respectively. During the first six months of 2012 and 2011, we repurchased 1,160,700 and 2,156,500 shares under the share repurchase program for a total cost of $102.5 million and $122.9 million, respectively. As of June 30, 2012, we had remaining authorization under the share repurchase program of $460.4 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first six months of fiscal 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012

In addition to the above, on August 1, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on September 5, 2012 to stockholders of record as of the close of business on August 20, 2012.

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

Significant Contractual Obligations and Commercial Commitments

At June 30, 2012, we had commitments related to construction projects for new stores totaling approximately $3.1 million, commitments to purchase property for facilities under development of approximately $13.3 million and a commitment to purchase one store previously under lease for approximately $0.5 million. There has been no material change in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011.

At June 30, 2012, there were $60.1 million outstanding letters of credit under the Senior Credit Facility and a $5.0 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Subsequent to June 30, 2012, we entered into construction commitments totaling approximately $30 million for a new distribution center in Macon, GA.

Index

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at June 30, 2012 and June 25, 2011) or LIBOR (0.20% at June 30, 2012 and 0.19% at June 25, 2011) plus an additional amount per annum adjusted quarterly (ranging from 0.40% to 1.00% at June 30, 2012 and 0.35% to 0.90% at June 25, 2011) based on our leverage ratio (0.50% at June 30, 2012 and 0.40% at June 25, 2011).  We are also required to pay (quarterly in arrears) a commitment fee (ranging from 0.08% to 0.20% at June 30, 2012 and 0.06% to 0.18% at June 25, 2011) based on the daily average unused portion of the credit line (0.10% at June 30, 2012 and 0.08% at June 25, 2011).  See Note 5 of the Notes to Unaudited Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has been working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA were in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty and certain injunctive relief.  In May 2012, the EPA provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. The Company is working with the vendor of these products to provide additional information to EPA. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion through April 2015. Stock repurchase activity during the second quarter of fiscal 2012 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 28, 2012	—	$—	—	$558,738,820
April 29, 2012 – May 26, 2012	216,000	95.44	216,000	538,129,937
May 27, 2012 – June 30, 2012	890,000	87.39	890,000	460,372,901
As of June 30, 2012	1,106,000	$88.96	1,106,000	$460,372,901

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on August 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2012; December 31, 2011; and June 25, 2011, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 30, 2012 and June 25, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 30, 2012 and June 25, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 6, 2012	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)