Form 10-Q
period 2012-09-29
TRACTOR SUPPLY CO /DE/
filed 2012-11-05
CIK 916365

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 27, 2012
Common Stock, $.008 par value	70,436,783

Index

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 29, 2012	December 31, 2011	September 24, 2011
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$70,185	$176,965	$96,590
Restricted cash	8,400	21,870	21,870
Inventories	1,020,140	830,819	913,738
Prepaid expenses and other current assets	50,892	51,728	40,198
Deferred income taxes	12,307	8,867	—
Total current assets	1,161,924	1,090,249	1,072,396
Property and equipment:
Land	51,665	36,962	32,627
Buildings and improvements	499,695	459,703	433,382
Furniture, fixtures and equipment	340,285	312,708	286,148
Computer software and hardware	112,523	107,753	108,940
Construction in progress	33,000	19,309	27,856
	1,037,168	936,435	888,953
Accumulated depreciation and amortization	(508,169)	(455,580)	(438,504)
Property and equipment, net	528,999	480,855	450,449
Goodwill	10,258	10,258	10,258
Deferred income taxes	—	—	2,112
Other assets	15,122	13,470	12,635
Total assets	$1,716,303	$1,594,832	$1,547,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362,059	$266,409	$340,208
Accrued employee compensation	29,221	48,261	36,823
Other accrued expenses	125,884	134,048	119,588
Current portion of capital lease obligations	35	33	32
Income taxes payable	24,834	11,874	2,850
Deferred income taxes	—	—	3,314
Total current liabilities	542,033	460,625	502,815
Capital lease obligations, less current maturities	1,255	1,284	1,292
Deferred income taxes	2,478	13,827	—
Deferred rent	77,414	75,731	73,091
Other long-term liabilities	38,910	35,075	33,747
Total liabilities	662,090	586,542	610,945
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $.008 par value; 200,000 shares authorized; 81,540, 80,401 and 80,048 shares issued; 70,563, 71,265 and 71,027 shares outstanding at September 29, 2012, December 31, 2011 and September 24, 2011, respectively	652	643	641
Additional paid-in capital	348,446	298,426	281,101
Treasury stock – at cost, 10,977, 9,136 and 9,021 shares at September 29, 2012, December 31, 2011 and September 24, 2011, respectively	(601,213)	(437,373)	(429,469)
Retained earnings	1,306,328	1,146,594	1,084,632
Total stockholders’ equity	1,054,213	1,008,290	936,905
Total liabilities and stockholders’ equity	$1,716,303	$1,594,832	$1,547,850
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(Unaudited)		(Unaudited)
Net sales	$1,065,638	$977,776	$3,377,954	$2,992,715
Cost of merchandise sold	708,467	650,173	2,236,522	1,989,009
Gross margin	357,171	327,603	1,141,432	1,003,706
Selling, general and administrative expenses	257,184	239,883	763,036	705,863
Depreciation and amortization	22,208	19,591	66,380	56,685
Operating income	77,779	68,129	312,016	241,158
Interest expense, net	241	591	855	1,051
Income before income taxes	77,538	67,538	311,161	240,107
Income tax expense	27,517	24,805	114,191	87,879
Net income	$50,021	$42,733	$196,970	$152,228
Net income per share – basic	$0.71	$0.60	$2.76	$2.11
Net income per share – diluted	$0.69	$0.58	$2.69	$2.05
Weighted average shares outstanding:
Basic	70,741	71,226	71,383	71,988
Diluted	72,313	73,343	73,098	74,158
Dividends declared per common share outstanding	$0.20	$0.12	$0.52	$0.31

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Nine Months Ended
	September 29, 2012	September 24, 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$196,970	$152,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,380	56,685
(Gain) loss on disposition of property and equipment	(65)	187
Stock compensation expense	14,051	10,693
Excess tax benefit of stock options exercised	(19,738)	(11,902)
Deferred income taxes	(14,789)	(1,902)
Change in assets and liabilities:
Inventories	(189,321)	(177,218)
Prepaid expenses and other current assets	836	(6,253)
Accounts payable	95,650	92,820
Accrued employee compensation	(19,040)	2,247
Other accrued expenses	(11,613)	(12,561)
Income taxes payable	32,698	6,483
Other	3,822	(175)
Net cash provided by operating activities	155,841	111,332
Cash flows from investing activities:
Capital expenditures	(111,176)	(107,326)
Proceeds from sale of property and equipment	321	721
Decrease (increase) in restricted cash	13,470	(21,870)
Proceeds from sale of short-term investments	—	15,913
Net cash used in investing activities	(97,385)	(112,562)
Cash flows from financing activities:
Excess tax benefit of stock options exercised	19,738	11,902
Principal payments under capital lease obligations	(27)	(83)
Restricted stock units withheld to satisfy tax obligations	(6,581)	(981)
Repurchase of common stock	(163,840)	(172,093)
Net proceeds from issuance of common stock	22,710	24,036
Cash dividends paid to stockholders	(37,236)	(22,300)
Net cash used in financing activities	(165,236)	(159,519)
Net decrease in cash and cash equivalents	(106,780)	(160,749)
Cash and cash equivalents at beginning of period	176,965	257,339
Cash and cash equivalents at end of period	$70,185	$96,590
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,143	$565
Income taxes	95,577	81,942
Non-cash accruals for construction in progress	(3,449)	(4,763)

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the fiscal three-month and nine-month periods are not necessarily indicative of results for the full fiscal year.

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

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  The carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date.  We had no borrowings under the revolving credit facility at September 29, 2012, December 31, 2011 or September 24, 2011.

Note 3 – Share-Based Compensation:

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

There were no significant modifications to our share-based compensation plans during the fiscal nine months ended September 29, 2012.

For the third quarters of fiscal 2012 and 2011, share-based compensation expense was $4.7 million and $3.7 million, respectively, and $14.1 million and $10.7 million for the first nine months of fiscal 2012 and 2011, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during each of the first nine months of fiscal 2012 and 2011:

	Fiscal nine months ended
	September 29, 2012	September 24, 2011
Stock options granted	570,277	545,455
Weighted average exercise price	$85.54	$52.13
Weighted average fair value per option	$26.25	$17.72

As of September 29, 2012, total unrecognized compensation expense related to non-vested stock options was approximately $14.4 million with a remaining weighted average expense recognition period of 1.4 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during each of the first nine months of fiscal 2012 and 2011:

	Fiscal nine months ended
	September 29, 2012	September 24, 2011
Restricted stock units granted	40,017	63,484
Weighted average fair value per share	$87.10	$53.23

As of September 29, 2012, total unrecognized compensation expense related to non-vested restricted stock units was approximately $3.2 million with a remaining weighted average expense recognition period of 1.6 years.

Note 4 - Net Income Per Share:

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of income.  Basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period.  There were no participating securities other than common stock during the fiscal three and nine months ended September 29, 2012 and September 24, 2011.  Diluted EPS is calculated using the weighted average outstanding common shares and the treasury stock method for options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended September 29, 2012			Fiscal three months ended September 24, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$50,021	70,741	$0.71	$42,733	71,226	$0.60
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,572	(0.02)	—	2,117	(0.02)
Net income	$50,021	72,313	$0.69	$42,733	73,343	$0.58

Index

	Fiscal nine months ended September 29, 2012			Fiscal nine months ended September 24, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$196,970	71,383	$2.76	$152,228	71,988	$2.11
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,715	(0.07)	—	2,170	(0.06)
Net income	$196,970	73,098	$2.69	$152,228	74,158	$2.05

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.4 million for each of the three months ended September 29, 2012 and September 24, 2011 and 0.5 million for each of the nine months ended September 29, 2012 and September 24, 2011.

Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At September 29, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $41.4 million outstanding letters of credit under the Senior Credit Facility as of September 29, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at September 29, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at September 29, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 29, 2012, we were in compliance with all debt covenants.

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

We repurchased 680,705 and 805,040 shares under the share repurchase program for a total cost of $61.3 million and $49.2 million during the third quarters of 2012 and 2011, respectively. During the first nine months of 2012 and 2011, we repurchased 1,841,405 and 2,961,450 shares under the share repurchase program for a total cost of $163.8 million and $172.1 million, respectively. As of September 29, 2012, we had remaining authorization under the share repurchase program of $399.1 million exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first nine months of fiscal 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012
August 1, 2012	$0.20	August 20, 2012	September 5, 2012

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Index

Note 8 – Income Taxes:

Our effective income tax rate decreased to 35.5% in the third quarter of 2012 compared to 36.7% for the third quarter of 2011. The decrease in the tax rate was largely due to a favorable impact of our provision to return reconciliation and the reversal of reserves for uncertain tax positions pursuant to Accounting Standard Codifications ("ASC") 740-10. These improvements were partially offset by lower federal tax credits, primarily Work Opportunity Tax Credits ("WOTC") and the HIRE Act credits, which expired in 2011.  For the first nine months of 2012 our effective income tax rate increased slightly to 36.7% compared to 36.6% for the first nine months of 2011.  The Company expects the full year effective tax rate will be approximately 36.7%.

Note 9 – Commitments and Contingencies:

Construction Commitments

At September 29, 2012, we had contractual commitments related to a new distribution center in Macon, GA totaling approximately $30 million, contractual commitments related to other construction projects totaling approximately $5.6 million and a contractual commitment to purchase one store previously under lease for approximately $1.8 million.

In August 2012, the Company purchased an undeveloped parcel of land in Brentwood, TN for a new store support center. The Company has no significant contractual commitments related to this project; however, construction is expected to begin by the end of the current year.

Letters of Credit

At September 29, 2012, there were $41.4 million outstanding letters of credit under the Senior Credit Facility and a $6.2 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has been working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA were in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty and certain injunctive relief.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. The Company is working with the vendor of these products to provide additional information to EPA. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three and nine months ended September 29, 2012 and September 24, 2011:

Index

	Fiscal three months ended		Fiscal nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Product Category:
Livestock and Pet	45%	43%	43%	42%
Hardware, Tools and Truck	24	24	23	23
Seasonal, Gift and Toy Products	18	19	21	21
Clothing and Footwear	7	7	7	7
Agriculture	6	7	6	7
Total	100%	100%	100%	100%

Note 11 – Impact of Recently Issued Accounting Standards:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There are no items of other comprehensive income for the periods presented; thus there was no impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU gives an entity the option in its annual goodwill impairment test to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is more than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is more than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There was no impact on the Company’s condensed consolidated financial statements.

Note 12 – Subsequent Events:

On October 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on December 4, 2012 to stockholders of record as of the close of business on November 19, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The following discussion and analysis also contains certain historical and forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores,

Index

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 29, 2012 and September 24, 2011
Net sales increased 9.0% to $1.07 billion for the third quarter of fiscal 2012 from $977.8 million for the third quarter of fiscal 2011.  Same-store sales for the third quarter of fiscal 2012 were $1.00 billion, a 2.9% increase over the third quarter of fiscal 2011. This compares to an 11.5% same-store sales increase for the third quarter of fiscal 2011 over the third quarter of fiscal 2010. The 2012 same-store sales increase was driven primarily by continued strong results in key consumable, usable and edible ("C.U.E.") products, principally animal- and pet-related merchandise. Inflation was broad-based across all major product categories especially in livestock feed, lubricants, grass seed and fertilizer. This contributed approximately 185 basis points to the 2012 same-store sales increase. In addition to these factors, total net sales benefited from new store growth, as discussed below.

Each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011 due to the Company's 2011 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the one-week calendar shift, same-store sales for the third quarter of 2011 increased 11.9%.

Store growth was approximately 9.2%, a net increase of 97 stores since September 24, 2011.  Non-comp sales (defined as stores opened less than one year) for the third quarter of fiscal 2012 were $64.1 million, a 6.6% increase over total third quarter fiscal 2011 net sales.  Non-comp sales for the third quarter of fiscal 2011 were $53.1 million, a 6.4% increase over total third quarter fiscal 2010 net sales.

In the third quarter of fiscal 2012, we opened 17 new stores (compared to 12 new stores in the third quarter of fiscal 2011) and closed one store (compared to one closed store in the third quarter of fiscal 2011). We operated 1,151 stores at September 29, 2012 compared to 1,054 stores at September 24, 2011.

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 29, 2012 and September 24, 2011:

	Fiscal three months ended
	September 29, 2012	September 24, 2011
Product Category:
Livestock and Pet	45%	43%
Hardware, Tools and Truck	24	24
Seasonal, Gift and Toy Products	18	19
Clothing and Footwear	7	7
Agriculture	6	7
Total	100%	100%

Index

Gross margin dollars increased 9.0% to $357.2 million for the third quarter of fiscal 2012 from $327.6 million in the third quarter of fiscal 2011.  As a percent of sales, gross margin was flat to last year, at 33.5% in the current and prior year's third quarters. Gross margin rate was favorably impacted by sales mix, as the Company sold a reduced percentage of low margin, big ticket products than in the previous year as well as improved inventory shrink results. The Company continues to benefit from key margin-driving initiatives, including strategic sourcing and price optimization. These improvements were offset by increased transportation costs related to increased imports of seasonal goods and the negative impact of the mix shift to freight-intensive C.U.E. products.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 30 basis points to 26.2% in the third quarter of fiscal 2012 from 26.5% in the third quarter of fiscal 2011.  The SG&A improvement as a percent of sales for the third quarter of fiscal 2012 was primarily attributable to lower year-over-year incentive compensation expense and expense control related to other store personnel costs. Total SG&A expenses increased 7.7% to $279.4 million from $259.5 million in the third quarter of fiscal 2011.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and operating costs relating to the Franklin, KY distribution center that became operational in the fourth quarter of 2011.

Our effective income tax rate decreased to 35.5% in the third quarter of 2012 compared to 36.7% for the third quarter of 2011.  The decrease in the tax rate was largely due to a favorable impact of our provision to return reconciliation and the reversal of reserves for uncertain tax positions pursuant to ASC 740-10. These improvements were partially offset by lower federal tax credits, primarily WOTC and the HIRE Act credits, which expired in 2011. The Company expects the full year effective tax rate will be approximately 36.7%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2012 increased 17.1% to $50.0 million compared to $42.7 million in the third quarter of fiscal 2011.  Net income per diluted share for the third quarter of fiscal 2012 increased to $0.69 from $0.58 in the third quarter of fiscal 2011.

Fiscal Nine Months Ended September 29, 2012 and September 24, 2011
Net sales increased 12.9% to $3.38 billion for the first nine months of fiscal 2012 from $2.99 billion for the first nine months of fiscal 2011.  Same-store sales for the first nine months of fiscal 2012 were $3.18 billion, a 5.5% increase over the first nine months of fiscal 2011. This compares to an 8.5% same-store sales increase for the first nine months of fiscal 2011 over the first nine months of fiscal 2010. The 2012 same-store sales increase was broad-based across all major product categories. Inflation was also broad-based across all major product categories especially in livestock feed, bird feeding, lubricants and fencing. This contributed approximately 285 basis points to the 2012 same-store sales increase.  In addition to these factors, total net sales benefited from new store growth, as discussed below.

Each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011 due to the Company's 2011 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the one-week calendar shift, same-store sales for the first nine months of fiscal 2011 increased 8.8%. Same-store sales for the first three quarters and fiscal nine months of 2011, adjusted for the one-week calendar shift, are presented in the table below:

	FISCAL 2011
	First Quarter	Second Quarter	Third Quarter	First Nine Months

Same-store sales increase (originally reported)	10.7%	4.6%	11.5%	8.5%
Same-store sales increase (adjusted for week shift)(1)	7.6%	7.1%	11.9%	8.8%
Impact of week shift	(3.1)%	2.5%	0.4%	0.3%

(1) Due to the 53-week fiscal 2011, each quarter of fiscal 2012 starts one week later than the same quarter of fiscal 2011. The chart above presents same-store sales for 2011 as originally reported and as adjusted to represent the same 13-week period as the 2012 fiscal quarters. The adjusted 13-week periods end on April 2, 2011, July 2, 2011 and October 1, 2011, respectively.

Store growth was approximately 9.2%, a net increase of 97 stores since September 24, 2011.  Non-comp sales for the first nine months of fiscal 2012 were $200.4 million, a 6.7% increase over total first nine months fiscal 2011 net sales.  Non-comp sales for the first nine months of fiscal 2011 were $166.5 million, a 6.4% increase over total first nine months fiscal 2010 net sales.

Index

During the first nine months of fiscal 2012, we opened 68 new stores (compared to 54 new stores in the first nine months of fiscal 2011) and closed two stores (compared to one closed store in the first nine months of fiscal 2011).

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 29, 2012 and September 24, 2011:

	Fiscal nine months ended
	September 29, 2012	September 24, 2011
Product Category:
Livestock and Pet	43%	42%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	21	21
Clothing and Footwear	7	7
Agriculture	6	7
Total	100%	100%

Gross margin increased 13.7% to $1.14 billion for the first nine months of fiscal 2012 from $1.00 billion in the first nine months of fiscal 2011.  As a percent of sales, gross margin increased 30 basis points to 33.8% for the first nine months of fiscal 2012 compared to 33.5% for the comparable period in fiscal 2011.  The increase in gross margin as a percent of sales resulted primarily from improved direct product margin. Direct product margin increased primarily as a result of continued efforts in our key margin-driving initiatives of inventory management, strategic sourcing, private branding and pricing.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 90 basis points to 24.6% in the first nine months of fiscal 2012 from 25.5% in the first nine months of fiscal 2011.  The SG&A improvement as a percent of sales for the first nine months of fiscal 2012 was primarily attributable to same-store sales growth as well as expense control with respect to store personnel, occupancy and other operating costs.  Total SG&A expenses increased 8.8% to $829.4 million from $762.5 million in the first nine months of fiscal 2011.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same store sales growth, and operating costs relating to the Franklin, KY distribution center, which became operational in the fourth quarter of fiscal 2011.

For the first nine months of 2012 our effective tax rate increased slightly to 36.7% compared to 36.6% for the first nine months of 2011.

Net income for the first nine months of fiscal 2012 increased 29.4% to $197.0 million compared to $152.2 million in the first nine months of fiscal 2011.  Net income per diluted share for the first nine months of fiscal 2012 increased to $2.69 from $2.05 in the first nine months of fiscal 2011.

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

At September 29, 2012, we had working capital of $619.9 million, a $9.7 million decrease and a $50.3 million increase from December 31, 2011 and September 24, 2011, respectively.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

Index

	September 29, 2012	December 31, 2011	Variance	September 24, 2011	Variance
Current assets:
Cash and cash equivalents	$70.2	$176.9	$(106.7)	$96.6	$(26.4)
Restricted cash	8.4	21.9	(13.5)	21.9	(13.5)
Inventories	1,020.1	830.8	189.3	913.7	106.4
Prepaid expenses and other current assets	50.9	51.7	(0.8)	40.2	10.7
Deferred income taxes	12.3	8.9	3.4	—	12.3
	1,161.9	1,090.2	71.7	1,072.4	89.5
Current liabilities:
Accounts payable	362.1	266.4	95.7	340.2	21.9
Accrued employee compensation	29.2	48.3	(19.1)	36.8	(7.6)
Other accrued expenses	125.9	134.0	(8.1)	119.6	6.3
Income taxes payable	24.8	11.9	12.9	2.9	21.9
Deferred income taxes	—	—	—	3.3	(3.3)
	542.0	460.6	81.4	502.8	39.2
Working capital	$619.9	$629.6	$(9.7)	$569.6	$50.3

Working capital as of September 29, 2012 decreased $9.7 million in comparison to December 31, 2011. The major drivers that reduced working capital were a decrease in cash, an increase in accounts payable and an increase in taxes payable, resulting in a combined decrease of $215.3 million. These negative impacts on working capital were partially offset by an increase in inventories and a decrease in accrued employee compensation, generating a combined increase of $208.4 million. The changes in cash, inventories and accounts payable resulted primarily from the purchase of incremental inventory to support store growth and seasonal demands. Cash was also negatively impacted by capital expenditures and share repurchases partially offset by stronger earnings. Taxes payable increased as a result of the timing of payments combined with an increase in pretax income. Accrued employee compensation decreased mainly as a result of payouts of prior year incentive compensation amounts earned.
Working capital as of September 29, 2012 increased $50.3 million in comparison to September 24, 2011. The increase in working capital was principally driven by an increase in inventory of $106.4 million. This positive impact was partially offset by a decrease in cash, an increase in accounts payable and an increase in taxes payable, resulting in a combined decrease of $70.2 million. The changes in cash, inventories and accounts payable resulted primarily from the purchase of incremental inventory to support store growth. Cash was also negatively impacted by an increase in capital expenditures and dividends paid. Taxes payable increased as a result of the timing of payments combined with an increase in pretax income.

Operations provided net cash of $155.8 million and $111.3 million in the first nine months of fiscal 2012 and fiscal 2011, respectively.  The $44.5 million increase in net cash provided by operations in 2012 over 2011 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 29, 2012	September 24, 2011	Variance
Net income	$197.0	$152.2	$44.8
Depreciation and amortization	66.4	56.7	9.7
Stock compensation expense	14.1	10.7	3.4
Excess tax benefit of stock options exercised	(19.7)	(11.9)	(7.8)
Deferred income taxes	(14.8)	(1.9)	(12.9)
Inventories and accounts payable	(93.7)	(84.4)	(9.3)
Prepaid expenses and other current assets	0.8	(6.3)	7.1
Accrued expenses	(30.7)	(10.3)	(20.4)
Income taxes payable	32.7	6.5	26.2
Other, net	3.7	—	3.7
Net cash provided by operations	$155.8	$111.3	$44.5

Index

The $44.5 million improvement in net cash provided by operations in the first nine months of fiscal 2012 compared with the first nine months of fiscal 2011 primarily reflects stronger earnings and an increase in income taxes payable, partially offset by a decrease in accrued expenses. The increase in income taxes payable is primarily attributable to the timing of tax payments and larger pretax income in fiscal 2012. The decrease in accrued expenses is primarily a result of the timing of payroll accruals and lower accrued employee compensation expense.

Investing activities used cash of $97.4 million and $112.6 million in the first nine months of fiscal 2012 and fiscal 2011, respectively. The majority of the investing activity cash requirement relates to our capital expenditures, which increased $3.9 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The primary reason for the decrease in cash used for investing activities is the $13.5 million decrease in the restricted cash balance in the first nine months of fiscal 2012 as compared to a $21.9 million increase in restricted cash in the first nine months of fiscal 2011. The decrease in restricted cash during the first nine months of fiscal 2012 relates to less cash required as collateral for an outstanding letter of credit at a financial institution outside of the Senior Credit Facility. During the first nine months of fiscal 2011, the maturity of our short-term investment of $15.9 million was replaced by a $21.9 million time deposit classified as restricted cash.

Capital expenditures for the first nine months of fiscal 2012 and fiscal 2011 were as follows (in millions):

	Fiscal nine months ended
	September 29, 2012	September 24, 2011
New and relocated stores and stores not yet opened	$43.7	$27.2
Information technology	20.4	8.5
Existing stores	15.2	13.1
Corporate and other	11.6	0.2
Distribution center capacity and improvements	10.4	44.3
Purchase of previously leased stores	9.9	14.0
	$111.2	$107.3

The above table reflects 68 new stores in the first nine months of fiscal 2012, compared to 54 new stores during the first nine months of fiscal 2011. We expect to open 93 new stores during fiscal 2012. The increase in expenditures for information technology is primarily related to point-of-sale system upgrades and an update of our e-commerce website, which will include the integration of order management, drop shipment, fulfillment and call center activities. The increase in corporate and other expenses is mainly due to the purchase of an undeveloped parcel of land in Brentwood, TN for a new store support center. The decrease in expenditures for distribution center capacity and improvements is related to the Franklin, KY distribution center, which was constructed in the prior year and became operational in the fourth quarter of 2011.

Financing activities used cash of $165.2 million and $159.5 million in the first nine months of fiscal 2012 and fiscal 2011, respectively.  This change in net cash used in financing activities is largely due to $14.9 million more in cash dividends paid to stockholders partially offset by $8.3 million less in common stock repurchases during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and  matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At September 29, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $41.4 million outstanding letters of credit under the Senior Credit Facility as of September 29, 2012.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at September 29, 2012).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at September 29, 2012).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 29, 2012, we were in compliance with all debt covenants.

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

We repurchased 680,705 and 805,040 shares under the share repurchase program for a total cost of $61.3 million and $49.2 million during the third quarters of 2012 and 2011, respectively. During the first nine months of 2012 and 2011, we repurchased 1,841,405 and 2,961,450 shares under the share repurchase program for a total cost of $163.8 million and $172.1 million, respectively. As of September 29, 2012, we had remaining authorization under the share repurchase program of $399.1 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first nine months of fiscal 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 8, 2012	$0.12	February 27, 2012	March 13, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012
August 1, 2012	$0.20	August 20, 2012	September 5, 2012

In addition to the above, on October 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on December 4, 2012 to stockholders of record as of the close of business on November 19, 2012.

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

Significant Contractual Obligations and Commercial Commitments

At September 29, 2012, we had contractual commitments related to a new distribution center in Macon, GA totaling approximately $30 million, contractual commitments related to other construction projects totaling approximately $5.6 million and a contractual commitment to purchase one store previously under lease for approximately $1.8 million.

In August 2012, the Company purchased an undeveloped parcel of land in Brentwood, TN for a new store support center. The Company has no significant contractual commitments related to this project; however, construction is expected to begin by the end of the current year.

There has been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011.

At September 29, 2012, there were $41.4 million outstanding letters of credit under the Senior Credit Facility and a $6.2 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at September 29, 2012 and September 24, 2011) or LIBOR (0.21% at September 29, 2012 and 0.24% at September 24, 2011) plus an additional amount per annum adjusted quarterly (ranging from 0.40% to 1.00% at September 29, 2012 and 0.35% to 0.90% at September 24, 2011) based on our leverage ratio (0.50% at September 29, 2012 and 0.40% at September 24, 2011).  We are also required to pay (quarterly in arrears) a commitment fee (ranging from 0.08% to 0.20% at September 29, 2012 and 0.06% to 0.18% at September 24, 2011) based on the daily average unused portion of the credit line (0.10% at September 29, 2012 and 0.08% at September 24, 2011).  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

Seasonality and Weather

Our business is highly seasonal.  Historically, our sales and profits have been the highest in the second and fourth fiscal quarters due to the sale of seasonal products. In past years, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts in some states have also affected our sales and results of operations. Our strategy is to reduce or mitigate the impact of extreme weather conditions through geographic dispersion of our stores and taking advantage of our ability to effectively manage inventory allocation.

We experience our highest inventory and accounts payable levels during our first fiscal quarter for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the cold-weather selling season.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressures on product cost, which may impact consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 29, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 29, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action.  The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has been working with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA were in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty and certain injunctive relief. In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. The Company is working with the vendor of these products to provide additional information to EPA. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion through April 2015. Stock repurchase activity during the third quarter of fiscal 2012 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 28, 2012	208,635	$83.74	208,635	$442,907,701
July 29, 2012 – August 25, 2012	352,985	91.36	352,985	410,667,182
August 26, 2012 – September 29, 2012	119,085	97.27	119,085	399,086,246
As of September 29, 2012	680,705	$90.06	680,705	$399,086,246

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012, filed with the SEC on November 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 29, 2012; December 31, 2011; and September 24, 2011, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 29, 2012 and September 24, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 29, 2012 and September 24, 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 5, 2012	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)