Form 10-K
period 2012-12-29
TRACTOR SUPPLY CO /DE/
filed 2013-02-20
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________.
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $5.8 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 26, 2013
Common Stock, $.008 par value	69,208,915

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

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

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company and Del’s Feed & Farm Supply and operate a website under the name TractorSupply.com.  Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;

•	Maintenance products for agricultural and rural use; and

•	Work/recreational clothing and footwear.

Tractor Supply Company has one reportable industry segment which is the retail sale of farm and ranch products. At December 29, 2012, we operated 1,176 retail farm and ranch stores in 45 states. Our Tractor Supply stores typically range in size from 15,000 to 19,000 square feet of inside selling space along with additional outside selling space.  We use a standard 15,500 square foot design for most new built-to-suit locations.  In some smaller markets we use a 12,500 square foot format with slightly less inventory and lower occupancy costs than our prototype but with a similar product assortment.

Business Strategy

We believe our sales and earnings growth is the result of executing our business strategy, which includes the following key components:

Market Niche
We have identified a specialized market niche:  supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center and other specialty retailers.

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

We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include (i) a management training program which covers all aspects of our store operations, (ii) regular training on customer service and selling skills, (iii) product knowledge and in-store training programs produced in conjunction with key vendors, (iv) frequent management skills training classes, (v) semi-annual store manager meetings with vendor product presentations, and (vi) ongoing product information updates from our management headquarters, the Store Support Center.  We hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding.

We use a third party provider to measure our level of customer service.  This process allows customers to provide feedback on their shopping experience.  Based on the third party provider’s data, we consider our customer satisfaction scores to be among the best-in-class.  We critically evaluate the feedback we receive from our customers and implement improvements at the individual store level based on that feedback.

Index

Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores.  Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. Our store layouts and visual displays afford our customers a feeling of familiarity and enhance the shopping experience. To further enhance the shopping experience, all of our store team members wear highly visible red vests, aprons or smocks with nametags, and our customer service and checkout counters are conveniently located.

Merchandising
We offer a differentiated assortment of products for those seeking to enjoy the Out Here lifestyle.  Our broad product assortment is tailored to meet the needs of our customers in our various geographic markets, as well as the physical store size. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 16,000 to 19,500 products per store.  No one product accounted for more than 10% of our sales during 2012.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2012, 2011 and 2010:

	Percent of Sales
Product Category:	2012	2011	2010
Livestock and Pet	42%	40%	39%
Hardware, Tools, Truck and Towing	23	23	23
Seasonal, Gift and Toy Products	20	21	22
Clothing and Footwear	9	10	10
Agriculture	6	6	6
Total	100%	100%	100%

Our buying team constantly reviews and updates our product assortment to respond to customer needs.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, edible (C.U.E.) products.  Examples of C.U.E product categories include, but are not limited to livestock feed and bedding, pet food, lubricants, and various seasonal products such as pest control and twine.

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a core group of approximately 800 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2012.  Approximately 300 vendors accounted for 90% of our purchases during fiscal 2012.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our vendors.

Our buying team focuses on merchandise procurement, vendor line reviews, assortment planning and testing of new products and programs.  We also employ a dedicated inventory management team that focuses exclusively on all forecasting and replenishment functions.  Through the combined efforts of these teams, we continue to improve our overall inventory productivity and in-stock position.

Intellectual Property
Our subsidiary, Tractor Supply Co. of Texas, LP (“TSCT”), owns registrations with the U.S. Patent and Trademark Office (“USPTO”) for the service marks TSC®, Tractor Supply Co.®, TSC Tractor Supply Co.® and the trapezium design for retail store services. We consider these service marks, and the accompanying goodwill and name recognition, to be valuable assets of our business. TSCT also owns several other service marks for retail services, some of which have been registered with the USPTO and some of which are the subject of applications for registration pending before the USPTO.

In addition to selling products that bear nationally-known manufacturer brands, we also sell products manufactured for us under a number of exclusive brands that we consider to be important to our business. These exclusive brands are manufactured for us

Index

by a number of vendors and provide an alternative to the national brands, which helps provides value for our customers and positions us as a destination store.

Our exclusive brands represented approximately 25%, 23% and 21% of our total sales in fiscal 2012, 2011 and 2010, respectively. Our exclusive brands include:

•	Bit & Bridle® and Blue Mountain® (apparel)

•	C.E. Schmidt® (apparel and footwear)

•	Countyline® (livestock, farm and ranch equipment)

•	Dumor® and Producers Pride®(livestock feed)

•	Groundwork® (lawn and garden supplies)

•	Huskee® (outdoor power equipment)

•	JobSmart® (tools and tool chests)

•	Red Shed® (gifts and collectibles)

•	Redstone® (heating products)

•	Retriever®, Paws 'n Claws® and 4health® (pet foods)

•	Royal Wing® (bird feeding and supplies)

•	Tractor Supply Co® (metal gates and fencing)

•	Traveller® (truck and automotive products)

The exclusive brands identified above have been registered with the USPTO for certain products and are the subject of applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and renew the registrations in a timely manner, the registrations are potentially perpetual in duration.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, copyrights and patents, has significant value and is an important component of our merchandising and marketing strategies.

Distribution
We currently operate a distribution network for supplying our stores with merchandise, and in fiscal 2012 our stores received approximately 70% of our merchandise through this network while approximately 30% of our merchandise is shipped direct to the store from our vendors. We believe this flow facilitates the prompt and efficient distribution of merchandise to our stores in order to enhance sales and improve our inventory turnover rate. Our seven distribution centers, located in Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas and Washington, represent total distribution capacity of 3.8 million square feet.  In 2012, we started construction on a new distribution center, a 686,000 square foot facility in Macon, Georgia, which will replace our 521,000 square foot leased distribution center in Braselton, Georgia and become operational in mid-to-late 2013.  We continue to improve the technology in our distribution centers, and currently three of our seven facilities utilize a new warehouse management system that provides for better movement of inventory through increased use of conveyors and automation.  We will continue to refine this new system and expect that it will be implemented across the entire distribution network over the next few years.

We select the locations of our distribution centers in an effort to minimize logistics costs and optimize the distance from distribution centers to our stores. We manage our inbound and outbound transportation activity in-house through the use of a web-based transportation management system.  We utilize several common carriers for store deliveries.  We manage our transportation costs through carrier negotiations, the monitoring of transportation routes, and the scheduling of deliveries.

Marketing
We utilize an "everyday value price" strategy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year.  We regularly monitor prices at competing stores and adjust our prices as appropriate.

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

Index

Multi-Channel
We engage our customers across multiple touch points including our stores, e-commerce website (tractorsupply.com), email and direct mail.  Our goal is to be available when and how our customers choose to engage with our brand.  Connecting with consumers online provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  We give our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices.  We believe this capability further enhances customer service and extends our market to areas where our retail stores are not currently located. Additionally, in 2013 we will be upgrading our e-commerce website which will include the integration of order management, drop shipment and fulfillment.

Management and Team Members
As of December 29, 2012, we employed approximately 9,400 full-time and 7,900 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

Our store operations are organized into eight regions.  Each region is led by a regional manager, and the region is further organized into districts, which are led by a district manager or area manager.  We have internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. We also provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan (we contribute to the 401(k) retirement savings plan solely through a cash match). Additionally, we share in the cost of health insurance provided to our team members, and team members receive a discount on merchandise purchased at our stores.

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to mentor our high-potential team members for continued progress. Our district managers, area managers, and store managers have an average length of service of approximately six years.  Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned store growth.

Continuous Improvement
We are committed to a continuous improvement program called Tractor Value System (“TVS”), which is our catalyst to drive continuous improvement throughout our organization.  TVS is a business management system that emphasizes, through data analytics and team member engagement, a focus on continuous improvement.  Utilizing TVS, we improve processes by identifying and accepting the need for change of current practices to reduce costs, shorten lead times, and drive innovation.  We have implemented numerous continuous improvement projects (comprised of team members from multiple areas of our business) to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and incorporates suggestions into our improvement activities.

Management Information and Control Systems
We have invested considerable resources in our management information and control systems to ensure superior customer service, manage the purchase and distribution of our merchandise and improve our operating efficiencies. Our key management information and control systems include a point-of-sale system, a supply chain management and replenishment system, a warehouse management system, a price optimization system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system.  This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations and upgrades to support optimal software configurations and application performance.  We plan to continue to upgrade our information technology and implement other efficiency-driving system enhancements (including the continued roll-out of a new warehouse management system to distribution centers and an enhanced e-commerce platform, as well as store and support center hardware refreshes) in 2013.  We will continue to strengthen the security of our information systems and support store and distribution center expansion.  These efforts are directed toward constantly improving business processes and achieving the most efficient and effective use of systems to manage our operations while ensuring a secure and reliable environment.

Index

Growth Strategy

Our current and long-term growth strategy is to:  (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales growth achieved through targeted merchandising programs with an “everyday value price” philosophy and supported by strong customer service, (3) enhance product margin through strategic product sourcing and regional allocation, a strong exclusive brand offering, and optimization of product pricing, transportation and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via internet sales accomplished by improving our website product content and enhancing our customers’ online experience, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable sales growth, with a compounded annual growth rate of approximately 11.5%. We plan to open 100 to 105 new stores in 2013, a selling square footage increase of approximately 8%.  We opened 93 new stores in 2012 and 85 new stores in 2011, selling square footage increases of approximately 8.1% and 7.8%, respectively.

We operated 1,176 retail farm and ranch stores in 45 states as of December 29, 2012.  Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified over 900 additional markets for new Tractor Supply stores.  Approximately 55% of our stores are in freestanding buildings and 45% are located in strip shopping centers.  We lease approximately 93% of our store sites and own the remaining 7% of store sites.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete with general merchandise retailers, home center retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in 1A, "Risk Factors" of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products.  We experience our highest inventory and accounts payable balances during the first fiscal quarter for purchases of seasonal products in anticipation of the spring selling season and again during the third fiscal quarter in anticipation of the cold-weather selling season.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including store construction and maintenance, energy usage, supply chain, product selection and delivery of product knowledge to our customers.

Index

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2013.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	President and Chief Executive Officer	57
Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer	56
Steve K. Barbarick	Executive Vice President – Merchandising and Marketing	45
Lee Downing	Senior Vice President – Operations	41
Benjamin F. Parrish, Jr.	Senior Vice President – General Counsel and Corporate Secretary	56
Alexander L. Stanton	Senior Vice President – Supply Chain	47
Kimberly D. Vella	Senior Vice President – Chief People Officer	46

Gregory A. Sandfort has served as President and Chief Executive Officer since December 2012, prior to which he served as President and Chief Operating Officer of the Company since February 2012. Mr. Sandfort previously served as President and Chief Merchandising Officer of the Company since February 2009, after having served as Executive Vice President – Chief Merchandising Officer of the Company since November 2007.  Mr. Sandfort served as President and Chief Operating Officer at Michaels Stores, Inc. from March 2006 to August 2007 and as Executive Vice President – General Merchandise Manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort has served as a director of the Company since February 2013.

Anthony F. Crudele has served as Executive Vice President – Chief Financial Officer and Treasurer since January 2007, after having served as Senior Vice President – Chief Financial Officer and Treasurer of the Company since November 2005.  Mr. Crudele previously served as Chief Financial Officer at Gibson Guitar from August 2003 to September 2005, as Chief Financial Officer of Xcelerate Corp. from January 2000 to January 2003, and at The Sports Authority from 1989 through 1999 (serving as Chief Financial Officer from 1996 through 1999).

Steve K. Barbarick has served as Executive Vice President – Merchandising and Marketing for the Company since September 2012 and prior to that time served as Senior Vice President – Merchandising since February 2011. Mr. Barbarick previously served as Vice President – Merchandising since June 2009, after having served as Vice President and Divisional Merchandise Manager since 2003.

Lee Downing has served as Senior Vice President – Operations for the Company since October 2010. Prior to joining the Company, Mr. Downing served as Division Vice President – Operations for Dollar General Corporation from 2005. Mr. Downing also served as Region Vice President – Northeast Operations and in various other operations roles at Family Dollar Stores from 1999 to 2005.

Benjamin F. Parrish, Jr. has served as Senior Vice President – General Counsel and Corporate Secretary of the Company since October 2010.  Mr. Parrish previously served as Executive Vice President and General Counsel of MV Transportation, Inc. from September 2008 until he joined the Company.  He served as Senior Vice President and General Counsel of Central Parking Corporation from 1998 to 2008.

Alexander L. Stanton has served as Senior Vice President – Supply Chain for the Company since October 2011, having previously served as Senior Vice President – Finance and Strategy since February 2009 and as Vice President – Finance since joining the Company in March 2006. Prior to joining the Company, Mr. Stanton owned a consulting firm that focused on restructuring small and middle market companies where he took on executive level roles within several organizations. From 1992 to 1999, Mr. Stanton held several positions at The Sports Authority, including Treasurer, Vice President of Strategy & Finance and Senior Vice President of Business Development.

Kimberly D. Vella has served as Senior Vice President – Chief People Officer since July 2010, and prior to that time served as Senior Vice President – Human Resources of the Company since January 2007, after having served as Vice President – Human Resources of the Company since October 2001.

Index

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

Our code of ethics, which applies to all of our team members, including our Chief Executive Officer, Chief Financial Officer and Controller, along with our Corporate Governance Guidelines and the charters of our Audit, Compensation, Nominating and Corporate Governance Committees of our Board of Directors, is posted on our website.

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
Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A prolonged or further weakening of economic conditions affecting disposable consumer income such as continued lower employment levels, uncertainty or changes in business conditions, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to other competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us, could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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
We experience fluctuations in our same-store sales, defined as sales in stores which have been opened for at least twelve months.  Our success depends, in part, upon our ability to improve sales at our existing stores.  Various factors affect same-store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, current economic conditions, customer satisfaction with our products, the timing of promotional events, the release of new merchandise, the success of marketing programs and weather conditions.  These factors may cause our same-store sales results to differ materially from prior periods and from expectations.  Past same-store sales are not necessarily an indication of future results, and there can be no assurance that our same-store sales will not decrease in the future.

Index

Capital requirements for growth may not be available.
The construction and opening or acquisition of new stores and distribution facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our Senior Credit Facility, which provides for borrowings of up to $250 million, is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tighter lending practices have made it more challenging for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending trends could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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

Failure to open and manage new stores in the number and manner currently contemplated could adversely affect our financial performance.
An integral part of our business strategy includes the expansion of our store base through new store openings. This expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers for such sites.  If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores in the manner we anticipate (due to, among other reasons, site approval or unforeseen delays in construction), our sales growth may be impeded.

As we execute this expansion strategy, we may also experience managerial or operational challenges which may prevent any expected increase in sales, profitability or cash flow. Our ability to manage our planned expansion depends on the adequacy of our existing information systems, the efficiency and expansion of our distribution systems, the adequacy of the hiring and training process for new personnel (especially store managers), the effectiveness of our controls and procedures, and the ability to identify customer demand in different geographic areas. There can be no assurance that we will be able to achieve our planned expansion, that the new stores will be effectively integrated into our existing operations or that such stores will be profitable.

Although we have a rigorous real estate site selection and approval process, there can be no assurance that our new store openings will be successful or result in incremental sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of sales than our more mature stores. As we continue to open new stores, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, if at all, as well as from the impact of related pre-opening costs.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations and, therefore, affect our financial performance.

Index

Competition in our industry may hinder our ability to execute our business strategy and adversely affect our operations.
We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, other specialty retailers, independently owned farm and ranch stores, regional farm store chains and farm cooperatives. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

Weather conditions may have a significant impact on our financial results.
Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Weather conditions directly affect the demand for seasonal products in particular, especially during the winter heating season. In past years, weather conditions, including unseasonably warm weather in winter months, and extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts have affected our sales and results of operations both positively and negatively. Our strategy is to reduce or mitigate the impact of weather conditions through geographic dispersion of our stores and taking advantage of our ability to effectively manage inventory allocation. Should such a strategy not be effective, the weather is likely to have a material effect on our financial condition and results of operations.

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

We rely on long-term relationships with our suppliers but have no long-term contracts with such suppliers.  Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones.  This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.  Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

We rely on foreign manufacturers for various products that we sell.  In addition, many of our domestic suppliers purchase a portion of their products from foreign sources.  As an importer, our business is subject to the risks generally associated with doing business internationally, such as foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products.  If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

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

Index

We may be subject to product liability and other claims in the ordinary course of business.
Our business involves a risk of product liability and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties and damage to our reputation. We maintain general liability and workers compensation insurance with self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.

Our costs of doing business could increase as a result of changes in, increased enforcement of, or adoption of new federal, state, local or foreign laws and regulations.
We are subject to numerous federal, state, local and foreign laws and governmental regulations relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributers, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We are also subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions.  Failure to comply with the FCPA and similar laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain the security of the information relating to our business, customers, employees and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
We receive certain personal information about our customers, employees and vendors. In addition, our online operations at TractorSupply.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain substantial security measures to protect, and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures and obtain the personal information of customers, employees and vendors that we hold or other confidential Company data. Such an occurrence could adversely affect our reputation with our customers, employees, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our online sales operations.

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

Index

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate product for sale, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution centers could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution centers could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

We continue to make significant technology investments in our supply chain. These initiatives are designed to streamline our distribution process so that we can optimize the delivery of goods and services to our stores and distribution centers in a timely manner and at a reasonable cost. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

If we are unable to maintain or upgrade our management information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient and our strategic business initiatives may not be successful.
We depend on management information systems for many aspects of our business.  We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if our management information systems are disrupted or if we are unable to improve, upgrade, maintain and expand systems, particularly in light of the contemplated continued store growth.

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

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a $1 billion share repurchase program through April 2015, we may discontinue this program at any time.

Index

The market price for our common stock might be volatile and could result in a decline in value.
The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts' or investors' expectations, the condition of the financial markets and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

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

Index

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

At December 29, 2012, we operated 1,176 stores in 45 states.  We lease approximately 93% of our stores, two of our seven distribution centers and our management headquarters.  Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to our operations.

Following is a count of our store locations by state:

State	Number of Stores	State	Number of Stores
Texas	132	Illinois	16
Ohio	75	Maine	16
New York	70	New Hampshire	15
Michigan	68	Wisconsin	15
Pennsylvania	65	Kansas	14
Tennessee	65	Massachusetts	12
North Carolina	55	Nebraska	12
Georgia	46	Maryland	11
Kentucky	45	New Jersey	11
Florida	43	New Mexico	11
Indiana	42	Minnesota	10
Alabama	40	Connecticut	9
Virginia	38	Iowa	7
Oklahoma	28	North Dakota	7
South Carolina	28	South Dakota	6
California	24	Vermont	6
Louisiana	24	Colorado	3
West Virginia	23	Delaware	3
Mississippi	19	Oregon	3
Washington	19	Hawaii	2
Arkansas	17	Montana	2
Missouri	17	Idaho	1
		Rhode Island	1
			1,176

Index

Item 3.                 Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Index

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2012		2011
	High	Low	High	Low
First Quarter	$92.74	$68.50	$57.41	$45.25
Second Quarter	$101.20	$80.59	$66.63	$56.48
Third Quarter	$101.28	$75.46	$73.09	$49.02
Fourth Quarter	$103.74	$82.39	$78.22	$58.49

As of January 31, 2013, the approximate number of record holders of our common stock was 549 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 64,000.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized share repurchases under the share repurchase program up to $1 billion, through April 2015.  Share repurchase activity during fiscal 2012 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	135,736	$79.01	54,700	$558,738,820
Second Quarter	1,106,000	88.96	1,106,000	460,372,901
Third Quarter	680,705	90.06	680,705	399,086,246

Fourth Quarter:
9/30/12 – 10/27/12	149,000	95.45	149,000	384,867,353
10/28/12 – 11/24/12 (a)	289,893	90.45	287,299	358,892,420
11/25/12 – 12/29/12	778,400	87.04	778,400	291,156,925
	1,217,293	88.89	1,214,699	291,156,925

As of December 29, 2012	3,139,734	$88.74	3,056,104	$291,156,925

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

Index

Common Stock Dividends

During 2012 and 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 31, 2012	$0.20	November 19, 2012	December 4, 2012
August 1, 2012	$0.20	August 20, 2012	September 5, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012
February 8, 2012	$0.12	February 27, 2012	March 13, 2012

October 26, 2011	$0.12	November 14, 2011	November 29, 2011
July 28, 2011	$0.12	August 15, 2011	August 30, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011
February 4, 2011	$0.07	February 22, 2011	March 8, 2011

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, and other factors which the Board of Directors deem relevant.

On February 6, 2013, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on March 12, 2013 to stockholders of record as of the close of business on February 25, 2013.

Index

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

The following graph compares the cumulative total stockholder return on our Common Stock from December 29, 2007 to December 29, 2012 (the Company's fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 29, 2007 in our Common Stock and in each of the foregoing indices.  The historical stock price performance shown on this graph is not necessarily indicative of future performance.

$600
$500
$400
$300
$200
$100
$0
2007
2008
2009
2010
2011
2012
Tractor Supply Company
S&P 500
S&P Retail

	12/29/2007	12/27/2008	12/26/2009	12/25/2010	12/31/2011	12/29/2012
Tractor Supply Company	$100.00	$97.62	$152.80	$273.76	$396.78	$494.74
S&P 500	$100.00	$59.03	$76.19	$85.00	$85.06	$94.86
S&P Retail Index	$100.00	$66.17	$101.81	$124.80	$127.58	$159.02

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS

The following selected financial data is derived from the consolidated financial statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

		(a)
	2012	2011	2010	2009	2008
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Operating Results:
Net sales	$4,664,120	$4,232,743	$3,638,336	$3,206,937	$3,007,949
Gross margin	1,566,054	1,406,872	1,203,665	1,041,889	955,055
Selling, general and administrative expenses	1,040,287	973,822	867,644	784,066	715,961
Depreciation and amortization	88,975	80,347	69,797	66,258	60,731
Operating income	436,792	352,703	266,224	191,565	178,363
Interest expense, net	1,055	2,087	1,284	1,644	2,133
Income before income taxes	435,737	350,616	264,940	189,921	176,230
Income tax provision	159,280	127,876	96,968	70,176	68,237
Net income	$276,457	$222,740	$167,972	$119,745	$107,993
Net income per share – basic (b)	$3.89	$3.10	$2.31	$1.66	$1.47
Net income per share – diluted (b)	$3.80	$3.01	$2.25	$1.63	$1.44

Weighted average shares – diluted	72,757	73,921	74,686	73,297	74,927
Dividends declared per common share outstanding	$0.72	$0.43	$0.28	$—	$—

Operating Data (percent of net sales):
Gross margin	33.6%	33.2%	33.1%	32.5%	31.8%
Selling, general and administrative expenses	22.3%	23.0%	23.9%	24.4%	23.8%
Operating income	9.4%	8.3%	7.3%	6.0%	5.9%
Net income	6.0%	5.3%	4.6%	3.7%	3.5%
Store, Sales and Other Data:
Stores open at end of year	1,176	1,085	1,001	930	855
Same-store sales increase (decrease) (c)	5.3%	8.2%	7.0%	(1.1)%	1.4%
New-store sales (as a % of net sales) (c)	5.9%	5.6%	5.6%	7.2%	8.9%
Average transaction value	$44.40	$43.33	$42.07	$42.06	$44.55
Same-store average transaction value increase (decrease) (c)	2.0%	3.1%	(0.3)%	(6.0)%	1.3%
Same-store average transaction count increase (c)	3.0%	5.0%	7.4%	5.3%	0.1%
Total selling square footage (000's)	18,893	17,506	16,107	15,023	13,839
Total team members	17,300	16,400	14,700	13,300	12,800
Capital expenditures (000’s)	$152,924	$166,156	$96,511	$73,974	$91,759
Balance Sheet Data (at end of period):
Average inventory per store (d)	$727.4	$723.4	$708.7	$706.5	$759.0
Inventory turns	3.28	3.23	3.09	2.88	2.79
Working capital	$569,547	$629,624	$617,153	$475,847	$337,225
Total assets	$1,706,808	$1,594,832	$1,463,474	$1,276,580	$1,143,301
Long-term debt, less current portion (e)	$1,242	$1,284	$1,316	$1,407	$1,797
Stockholders’ equity	$1,024,974	$1,008,290	$933,242	$779,151	$651,799

(a) Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  Fiscal year 2011 consisted of 53 weeks while all other fiscal years consisted of 52 weeks.

(b) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income.  Diluted net income per share is calculated using the treasury stock method for stock options and restricted stock units.

(c) Same-store metrics are calculated on an annual basis, including relocations, using all stores open at least one year. New stores sales metrics are based on stores open for less than one year.
(d) Assumes average inventory cost, excluding inventory in-transit.
(e) Long-term debt includes amounts outstanding under the Company's capital lease obligations, excluding the current portion.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 29, 2012 (our fiscal years 2012, 2011 and 2010). Fiscal year 2011 contains 53 weeks of operating results compared to fiscal years 2012 and 2010 which contain 52 weeks. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements. See "Forward-Looking Statements" and "Risk Factors" included elsewhere in this report.

Overview

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. As of December 29, 2012, we operated 1,176 retail stores in 45 states under the names Tractor Supply Company and Del’s Feed & Farm Supply. We also operate a website under the name TractorSupply.com. Our stores are located in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;

•	Maintenance products for agricultural and rural use; and

•	Work/recreational clothing and footwear.

Our current and long-term growth strategy is to:  (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through same-store sales growth achieved through targeted merchandising programs with an “everyday value price” philosophy and supported by strong customer service, (3) enhance product margin through strategic product sourcing and regional allocation, a strong exclusive brand offering, and optimization of product pricing, transportation and distribution costs, (4) leverage operating costs, especially advertising, distribution and corporate overhead by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via internet sales accomplished by improving our website product content and enhancing our customers’ online experience and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable growth in stores, growing from 764 stores at the end of 2007 to 1,176 stores at the end of fiscal 2012, and in sales, with a compounded annual growth rate of approximately 11.5%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified over 900 additional markets for new Tractor Supply stores.

Executive Summary

We opened 93 new stores in 2012 and 85 new stores in 2011, a selling square footage increase of approximately 8.1% and 7.8%, respectively. During 2012, we opened our first stores in Colorado, and in 2013, we expect to continue our expansion into new markets, including Arizona.

We achieved strong performance in fiscal 2012, delivering diluted earnings per share of $3.80 versus $3.01 in fiscal 2011. As stated in the prior year, we estimate that the 53rd week in fiscal 2011 represented a benefit of approximately $0.09 per diluted share.

Net sales increased to $4.66 billion in 2012, or 10.2% over the prior-year's 53-week period (11.6% adjusted for the extra sales week in fiscal 2011 as part of the Company's 53-week calendar).  Same-store sales increased 5.3%, driven primarily by continued strong results in key consumable, usable and edible (C.U.E.) products, principally animal and pet-related merchandise. As a percent of sales, gross margin improved to 33.6% from 33.2% in the prior year.  Our gross margin rate continues to benefit from key margin-driving initiatives, including strategic sourcing, inventory and markdown management and price optimization.

We ended the year with $147 million in cash and restricted cash, after returning nearly $323 million to our stockholders through stock repurchases and dividends.

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

A 10% change in our impairment reserve at December 29, 2012, would have affected net income by approximately $0.5 million in fiscal 2012.

Index

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

A 10% change in our shrinkage reserve at December 29, 2012, would have affected net income by approximately $0.9 million in fiscal 2012.

Vendor Funding
We receive funding from substantially all of our significant merchandise vendors, in support of our business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds ("vendor support") and volume-based rebate funds ("volume rebates").  The amounts received are subject to terms of vendor agreements, most of which are "evergreen", reflecting the on-going relationship with our significant merchandise vendors. Certain of our agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.

Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

During interim periods, the amount of vendor support is known and is debited to vendors systematically; however, volume rebates are estimated during interim periods based upon initial commitments and anticipated purchase levels with applicable vendors.

The estimated purchase volume (and related vendor funding through volume rebates) is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although we believe we can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could differ from previously estimated amounts.

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

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2012.

If a 10% reserve had been applied against our outstanding vendor support due as of December 29, 2012, net income would have been affected by approximately $0.8 million.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 29, 2012, net income would have been affected by approximately $4.6 million in fiscal 2012.

Index

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

A 10% change in our self-insurance reserves at December 29, 2012, would have affected net income by approximately $2.4 million in fiscal 2012.

Sales Tax Audit Reserve:
A portion of our sales are to tax-exempt customers, predominantly agricultural-based. We obtain exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws.  The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment.  These circumstances also create some risk that we could be challenged as to the accuracy of our sales tax compliance.

While we believe we appropriately enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, would not have a significant liability for disallowed exemptions.

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

We have not made any material changes to our sales tax audit assessment methodology in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate the sales tax liability reserve.  However, if our estimates regarding the ultimate sales tax liability are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our sales tax audit reserve at December 29, 2012, would have affected net income by approximately $0.6 million in fiscal 2012.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Tax Contingencies:
Our income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for uncertain tax positions taken or expected to be taken in a tax return. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

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

A 10% change in our uncertain tax position reserve at December 29, 2012 would have affected net income by approximately $0.5 million in fiscal 2012.

Index

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

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2012 and 2011 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,020,417	$1,291,899	$1,065,638	$1,286,166	$4,664,120
Gross margin	332,800	451,461	357,171	424,622	1,566,054
Operating income	64,393	169,844	77,779	124,776	436,792
Net income	40,328	106,621	50,021	79,487	276,457

Net income per share:(a)
Basic	$0.56	$1.48	$0.71	$1.13	$3.89
Diluted	$0.55	$1.45	$0.69	$1.11	$3.80

Same-store sales increase	11.5%	3.2%	2.9%	4.7%	5.3%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Net sales	$836,576	$1,178,363	$977,776	$1,240,028	$4,232,743
Gross margin	273,606	402,497	327,603	403,166	1,406,872
Operating income	28,766	144,263	68,129	111,545	352,703
Net income	18,335	91,160	42,733	70,512	222,740

Net income per share:(a)
Basic	$0.25	$1.27	$0.60	$0.99	$3.10
Diluted	$0.24	$1.23	$0.58	$0.96	$3.01

Same-store sales increase (b)	10.7%	4.6%	11.5%	7.6%	8.2%

(a) Due to the nature of interim earnings per share calculations, the sum of quarterly earnings per share amounts may not equal the reported earnings per share for the year.

(b) Due to the 53-week fiscal 2011, each quarter of fiscal 2012 started one week later than the same quarter of fiscal 2011. The chart below presents same-store sales for 2011 as originally reported and as adjusted to represent the same 13-week period as the 2012 fiscal quarters. The adjusted 13-week periods ended on April 2, 2011, July 2, 2011, October 1, 2011 and December 31, 2011, respectively.

	Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Same-store sales increase (originally reported)	10.7%	4.6%	11.5%	7.6%	8.2%
Same-store sales increase (adjusted for week shift)	7.6%	7.1%	11.9%	7.1%	8.3%
Impact of week shift	(3.1)%	2.5%	0.4%	(0.5)%	0.1%

Index

Results of Operations

Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  The fiscal year ended December 29, 2012 consisted of 52 weeks; the fiscal year ended December 31, 2011 consisted of 53 weeks; and the fiscal year ended December 25, 2010 contained 52 weeks.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	66.4	66.8	66.9
Gross margin (a)	33.6	33.2	33.1
Selling, general and administrative expenses(a)	22.3	23.0	23.9
Depreciation and amortization	1.9	1.9	1.9
Income before income taxes	9.4	8.3	7.3
Income tax provision	3.4	3.0	2.7
Net income	6.0%	5.3%	4.6%
_________________

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

Fiscal 2012 Compared to Fiscal 2011

Net sales increased 10.2% to $4.66 billion in fiscal 2012 from $4.23 billion in fiscal 2011.  Fiscal 2012 included one less sales week compared to fiscal 2011 as a part of the Company's 53-week calendar in the prior year. Adjusting for the impact of the extra sales week in fiscal 2011, our fiscal 2012 net sales increase was 11.6%. Same-store sales for fiscal 2012 were $4.39 billion, a 5.3% increase over fiscal 2011. This compares to a 8.2% same-store sales increase in the prior year. The same-store transaction count increased 3.0%, while same-store average ticket increased 2.0% for fiscal 2012. The same-store sales increase was driven by continued strong results in core consumable, usable and edible (C.U.E.) products, principally animal and pet-related merchandise.  We estimate that same-store sales were favorably impacted by approximately 250 basis points due to inflation, principally in key C.U.E. categories.

In addition to same-store sales growth in fiscal 2012, sales from new stores and stores opened less than one year were $276.2 million in fiscal 2012, which represented 6.5 percentage points of the 10.2% increase over fiscal 2011 net sales.

The following chart summarizes our store growth during fiscal 2012 and 2011:

	2012	2011
Store Count, Beginning of Period	1,085	1,001
New Stores Opened	93	85
Stores Closed	(2)	(1)
Store Count, End of Period	1,176	1,085

Stores Relocated	1	3

Index

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2012 and 2011:

	Percent of Sales
Product Category:	2012	2011
Livestock and Pet	42%	40%
Hardware, Tools,Truck and Towing	23	23
Seasonal, Gift and Toy Products	20	21
Clothing and Footwear	9	10
Agriculture	6	6
Total	100%	100%

Gross margin increased 11.3% to $1.57 billion compared to $1.41 billion in 2011.  As a percent of sales, gross margin increased 40 basis points to 33.6% for fiscal 2012 compared to 33.2% for fiscal 2011.  These changes reflect improved direct product margin, partially offset by increased transportation costs.  Direct product margin increased as we continue to make progress on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and price optimization. Transportation costs increased primarily as a result of higher fuel costs, coupled with the continued mix shift to more freight-intensive C.U.E. products. We expect transportation costs to continue to rise as a result of higher planned import volume as a percent of total purchases, as well as increased costs related to the continued mix shift to more freight-intensive C.U.E. products. However, we expect that we will be able to mitigate these factors through effective sourcing of product and retail price management.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 70 basis points to 24.2% in fiscal 2012 from 24.9% in fiscal 2011.  This improvement was primarily attributable to the leverage of continued strong same-store sales, expense control related to store operating costs and lower year-over-year incentive compensation expense. Total SG&A expenses for fiscal 2012 increased 7.1% to $1.13 billion from $1.05 billion in fiscal 2011.  The increase in SG&A primarily reflects new store growth as well as operating costs relating to our new Franklin, Kentucky distribution center, which became operational in the fourth quarter of fiscal 2011, offset in part by the favorable impact of one less week in fiscal 2012 compared to fiscal 2011, as part of the Company's 53-week calendar in the prior year.

Our effective tax rate increased to 36.6% for fiscal 2012 compared to 36.5% in fiscal 2011. The change in the effective tax rate was principally due to a reduction in the benefit provided by certain federal tax credits during fiscal 2012 compared to fiscal 2011.

As a result of the foregoing factors, net income for fiscal 2012 increased 24.1% to $276.5 million, or $3.80 per diluted share, as compared to net income of $222.7 million, or $3.01 per diluted share, in fiscal 2011.

During fiscal 2012, we repurchased approximately 3.1 million shares of the Company's common stock at a total cost of $271.8 million as part of our previously announced $1 billion share repurchase program.  In fiscal 2011, we repurchased approximately 3.1 million shares at a total cost of $180.0 million.

Fiscal 2011 Compared to Fiscal 2010

Net sales increased 16.3% to $4.23 billion in fiscal 2011 from $3.64 billion in fiscal 2010.  Fiscal 2011 included an additional week compared to fiscal 2010, representing approximately 170 basis points of the net sales increase.  Same-store sales for fiscal 2011 were $3.99 billion, an 8.2% increase over fiscal 2010. This compares to a 7.0% same-store sales increase in the prior year. The same-store transaction count increased 5.0%, while same-store average ticket increased 3.1% for fiscal 2011. The same-store sales increase was driven by strong results in C.U.E. products, principally animal and pet-related merchandise.  Emergency response related merchandise also performed well during the year as a result of Hurricane Irene and tornadoes across the southeast.  We estimate that same-store sales were favorably impacted by approximately 340 basis points due to inflation, principally in key C.U.E. categories.  Additionally, fiscal 2011 had one additional comp sales day in the year, which had a favorable impact on same-store sales of approximately 30 basis points.

In addition to same-store sales growth in fiscal 2011, sales from new stores and stores opened less than one year were $237.5 million in fiscal 2011, which represented 6.4 percentage points of the 16.3% increase over fiscal 2010 net sales.

Index

The following chart summarizes our store growth during fiscal 2011 and 2010:

	2011	2010
Store Count, Beginning of Period	1,001	930
New Stores Opened	85	74
Stores Closed	(1)	(3)
Store Count, End of Period	1,085	1,001

Stores Relocated	3	—

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2011 and 2010:

	Percent of Sales
Product Category:	2011	2010
Livestock and Pet	40%	39%
Hardware, Tools, Truck and Towing	23	23
Seasonal, Gift and Toy Products	21	22
Clothing and Footwear	10	10
Agriculture	6	6
Total	100%	100%

Gross margin increased 16.9% to $1.41 billion compared to $1.20 billion in 2010.  As a percent of sales, gross margin increased 10 basis points to 33.2% for fiscal 2011 compared to 33.1% for fiscal 2010.  The increase in gross margin reflects improved direct product margin, partially offset by increased transportation costs.  Direct product margin increased as we continued to make progress on our four strategic margin initiatives which include inventory management, strategic sourcing, exclusive branding and price optimization.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 90 basis points to 24.9% in fiscal 2011 from 25.8% in fiscal 2010.  This change was primarily attributable to the leverage of strong same-store sales and expense control with respect to store operating costs. Total SG&A expenses for fiscal 2011 increased 12.5% to $1.05 billion from $937.4 million in fiscal 2010.  The increase in SG&A expense primarily reflects new store growth, variable costs associated with our same-store sales performance, increased advertising for print media and special promotional events and expansion of our distribution center capacity and ongoing implementation of the new warehouse management system.  The Company’s new Franklin, Kentucky distribution center opened in the fourth quarter of fiscal 2011.

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

During fiscal 2011, we repurchased approximately 3.1 million shares of stock at a total cost of $180.0 million as part of our previously announced $1 billion share repurchase program.  In fiscal 2010, we repurchased approximately 0.8 million shares at a total cost of $38.2 million.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs (including inventory purchases and capital expenditures), distribution center and store support center capacity and improvements, information technology, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and cold-weather selling seasons, respectively.

Index

Working Capital

At December 29, 2012, we had working capital of $569.5 million, which decreased $60.1 million from December 31, 2011.  This change was attributable to the following components of current assets and current liabilities (in millions):

	2012	2011	Variance
Current assets:
Cash and cash equivalents	$138.6	$176.9	$(38.3)
Restricted cash	8.4	21.9	(13.5)
Inventories	908.1	830.8	77.3
Prepaid expenses and other current assets	51.8	51.7	0.1
Deferred income taxes	23.1	8.9	14.2
Total current assets	1,130.0	1,090.2	39.8
Current liabilities:
Accounts payable	320.4	266.4	54.0
Accrued employee compensation	48.4	48.3	0.1
Other accrued expenses	148.3	134.0	14.3
Income taxes payable	43.4	11.9	31.5
Total current liabilities	560.5	460.6	99.9
Working capital	$569.5	$629.6	$(60.1)

Working capital at December 29, 2012 was impacted most significantly by changes in our cash, inventory, accounts payable and income taxes payable.

•
The decrease in cash is primarily attributable to share repurchases and capital expenditures, offset in part by increased earnings. In fiscal 2012, we repurchased approximately 3.1 million shares under the share repurchase program at a total cost of $271.8 million compared to approximately 3.1 million shares at a cost of $180.0 million in fiscal 2011. Capital expenditures of $152.9 million in fiscal 2012 reflect funding to support new store growth, distribution center capacity, technology upgrades to enhance our customer experience in our retail stores and on-line, as well as the purchase of an undeveloped parcel of land in Brentwood, Tennessee for our new store support center.

•
We aggressively manage our inventory balances and in-stock levels at our stores. The increase in inventory was primarily due to new store growth. Average inventory per store increased 0.6% compared to the prior year. The increase in inventory levels on a per-store basis is primarily due to inflation.

•	Accounts payable increased primarily as a result of new store growth and the related higher inventory requirements, offset in part by the timing of vendor payments compared to the prior year.

•	Income taxes payable increased due to higher income in the period as well as timing of estimated tax payments, as a result of changes in allowable deductions for depreciation expense.

Borrowings and Credit Facilities

The Senior Credit Facility provides for borrowings of up to $250 million (with sub-limits of $250 million and $20 million for letters of credit and swing-line loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At December 29, 2012 and December 31, 2011, there were no outstanding borrowings under the Senior Credit Facility.  There were $51.4 million and $15.0 million outstanding letters of credit as of December 29, 2012 and December 31, 2011, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 29, 2012) or the London Inter-Bank Offer Rate (“LIBOR”) (0.21% at December 29, 2012) plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at December 29, 2012).  We are also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum and adjusted quarterly based on our leverage ratio, (0.10% at December 29, 2012).   There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding

Index

additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 29, 2012.

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

	2012	2011	2010
Net cash provided by operating activities	$378.3	$254.1	$222.6
Net cash used in investing activities	(139.1)	(171.3)	(112.1)
Net cash used in financing activities	(277.5)	(163.2)	(26.0)
Net (decrease) increase in cash and cash equivalents	$(38.3)	$(80.4)	$84.5

Operating Activities

Cash flow from operating activities continues to provide the primary source of our liquidity. The $124.2 million increase in net cash provided by operations in fiscal 2012 over fiscal 2011 was primarily due to stronger earnings, working capital management and the timing of tax payments as shown below (in millions):

	2012	2011	Variance
Net income	$276.5	$222.7	$53.8
Depreciation and amortization	89.0	80.3	8.7
Stock compensation expense	17.6	15.1	2.5
Deferred income taxes	(26.6)	1.9	(28.5)
Inventories and accounts payable	(23.3)	(75.3)	52.0
Prepaid expenses and other current assets	(0.1)	(17.8)	17.7
Accrued expenses	9.0	20.0	(11.0)
Income taxes payable	31.5	3.6	27.9
Other, net	4.7	3.6	1.1
Net cash provided by operations	$378.3	$254.1	$124.2

The change in deferred income taxes is due primarily to temporary differences related to tax law changes regarding depreciation.  Inventory, net of accounts payable, increased at a lesser rate compared to prior year, as we achieved a higher increase in accounts payable relative to inventory primarily due to timing of payments. Income taxes payable increased due to higher income in the period as well as timing of estimated tax payments, as a result of changes in allowable deductions for depreciation expense.

Index

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

The increase in net cash provided by operations in fiscal 2011 compared with fiscal 2010 was primarily due to stronger net income and the impact of higher depreciation and amortization expense partially offset by a decrease in cash provided by accrued expenses and an increase in cash used for prepaid expenses and other current assets. The increase in depreciation and amortization expense is related to store growth and capital expenditures associated with the construction of a new distribution center.  The decrease in cash provided by accrued expenses was primarily due to timing of payments.  The increase in cash used for prepaid expenses and other current assets is primarily due to timing of payments due from our vendors.

Investing Activities

Investing activities used cash of $139.1 million, $171.3 million and $112.1 million in fiscal 2012, 2011 and 2010, respectively. The majority of this cash requirement relates to our capital expenditures.  In fiscal 2012, the $152.9 million of capital expenditures was partially offset by a $13.5 million decrease in restricted cash. Our significant store expansion, coupled with distribution network and store support center expansion and other required investments in infrastructure, resulted in the following capital expenditures (in millions):

	2012	2011	2010
New and relocated stores and stores not yet opened	$60.4	$44.9	$28.6
Information technology	28.2	12.3	14.9
Existing stores	22.2	18.7	17.6
Distribution center capacity and improvements	16.4	56.3	22.5
Corporate and other	13.8	1.8	1.3
Purchase of previously leased and self developed stores	11.9	32.2	11.6
Total capital expenditures	$152.9	$166.2	$96.5

The above table reflects 93 new stores and one relocation during fiscal 2012, compared to 85 new stores and three relocations during fiscal 2011.   We also purchased five of our existing leased stores during fiscal 2012 compared to 12 existing leased stores in fiscal 2011. The capital expenditures in fiscal 2012 for distribution center capacity and improvements primarily reflect the construction of our new distribution center in Macon, Georgia, which we expect to be operational in late 2013. The increase in expenditures for information technology in fiscal 2012 is related to point-of-sale system and e-commerce site upgrades, as well as store and store support center hardware refreshes. The increase in corporate and other primarily reflects the purchase of an undeveloped parcel of land in Brentwood, Tennessee for our future store support center. The spending in fiscal 2011 for distribution center capacity is primarily due to the construction of our distribution center in Franklin, Kentucky and the implementation of a new warehouse management system in two of our seven distribution centers.

We currently estimate that capital expenditures will range between $240 million and $250 million in fiscal 2013.

•	We plan to open between 100 to 105 stores in fiscal 2013.

•
We estimate that we will spend approximately $40 to $45 million in fiscal 2013 on our distribution center network, principally to relocate our southeast distribution center to Macon, Georgia, as well as continued improvements in existing distribution centers such as conveyor systems.

Index

•	We plan to spend approximately $45 to $50 million in fiscal 2013 to develop and construct our new store support center, which we expect to be completed by late 2014.

•
We also plan to invest in information technology upgrades, including an upgrade of our e-commerce site, which will include the integration of order management, drop shipment, fulfillment and call center activities.

Financing Activities

Financing activities used cash of $277.5 million, $163.2 million, and $26.0 million in fiscal 2012, 2011 and 2010, respectively.  The cash used by financing activities in fiscal 2012 was mainly the result of repurchases of common stock and quarterly cash dividends paid to stockholders, partially offset by net proceeds from issuance of common stock related to share-based compensation and excess tax benefits recognized on options exercised.

Our Board of Directors authorized share repurchases under the share repurchase program up to $1.0 billion of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015.  The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased approximately 3.1 million, 3.1 million and 0.8 million shares under the share repurchase program at a total cost of $271.8 million, $180.0 million and $38.2 million in fiscal 2012, 2011 and 2010, respectively.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  As of December 29, 2012, we had remaining authorization under the share repurchase program of $291.2 million exclusive of any fees, commissions, or other expenses.

In the second quarter of fiscal 2012, we increased our quarterly dividend from $0.12 per share to $0.20 per share.  We paid dividends totaling $51.3 million, $30.9 million and $20.4 million in fiscal 2012, 2011 and 2010, respectively.

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

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 29, 2012 (in thousands):

	Payment Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases	$1,738,375	$205,862	$387,434	$341,329	$803,750
Capital leases(a)	2,365	146	292	292	1,635
Purchase obligations(b)	3,303	3,303	—	—	—
Construction commitments (c)	28,559	28,559	—	—	—
	$1,772,602	$237,870	$387,726	$341,621	$805,385

(a) Capital lease obligations include related interest.
(b) Relates to the obligation to purchase a previously leased store.
(c) Reflects $3.1 million for the land and construction of stores expected to be opened in fiscal 2013, $24.4 million for construction of our distribution center in Macon, Georgia, and $1.1 million for development of our new store support center. In addition, in January 2013 we signed a contract related to the construction of our new store support center in the amount of $59.0 million.

At December 29, 2012, there were $51.4 million outstanding letters of credit under the Senior Credit Facility and a $7.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Index

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit.  The balances for these arrangements are previously discussed.  We typically lease buildings for retail stores and offices rather than acquiring these assets which allows us to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There are no items of other comprehensive income for the periods presented; thus, there was no impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility.  The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both December 29, 2012 and December 31, 2011) or LIBOR (0.21%  and 0.30% at December 29, 2012 and December 31, 2011, respectively) plus an additional amount per annum adjusted quarterly (ranging from 0.40% to 1.00%) based on our leverage ratio (0.50% at both December 29, 2012 and December 31, 2011).  We are also required to pay (quarterly in arrears) a commitment fee (ranging from 0.08% to 0.20%) based on the daily average unused portion of the credit line (0.10% at both December 29, 2012 and December 31, 2011).

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits have been the highest in the second and fourth fiscal quarters due to the sale of seasonal products. In past years, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts have also affected our sales and results of operations. Our strategy is to reduce or mitigate the impact of extreme weather conditions through geographic dispersion of our stores and taking advantage of our ability to effectively manage inventory allocation. We experience our highest inventory and accounts payable levels during our first fiscal quarter for purchases of seasonal product in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the cold-weather selling season.

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

Index

Item 8.	Financial Statements and Supplementary Data

INDEX

TRACTOR SUPPLY COMPANY

Index

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended).  The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this assessment, management believes that, as of December 29, 2012, the Company's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company's consolidated financial statements, has issued a report on the Company's internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Anthony F. Crudele
Gregory A. Sandfort President and Chief Executive Officer	Anthony F. Crudele Executive Vice President - Chief Financial Officer and Treasurer
February 20, 2013	February 20, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012, and our report dated February 20, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 20, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company's internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
February 20, 2013

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2012	2011	2010
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$4,664,120	$4,232,743	$3,638,336
Cost of merchandise sold	3,098,066	2,825,871	2,434,671
Gross margin	1,566,054	1,406,872	1,203,665
Selling, general and administrative expenses	1,040,287	973,822	867,644
Depreciation and amortization	88,975	80,347	69,797
Operating income	436,792	352,703	266,224
Interest expense, net	1,055	2,087	1,284
Income before income taxes	435,737	350,616	264,940
Income tax expense	159,280	127,876	96,968
Net income	$276,457	$222,740	$167,972

Net income per share – basic	$3.89	$3.10	$2.31
Net income per share – diluted	$3.80	$3.01	$2.25

Weighted average shares outstanding:
Basic	71,092	71,777	72,597
Diluted	72,757	73,921	74,686

Dividends declared per common share outstanding	$0.72	$0.43	$0.28

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$138,630	$176,965
Restricted cash	8,400	21,870
Inventories	908,116	830,819
Prepaid expenses and other current assets	51,808	51,728
Deferred income taxes	23,098	8,867
Total current assets	1,130,052	1,090,249

Property and Equipment:
Land	61,522	36,962
Buildings and improvements	511,188	459,703
Furniture, fixtures and equipment	350,224	312,708
Computer software and hardware	109,121	107,753
Construction in progress	37,122	19,309
	1,069,177	936,435
Accumulated depreciation and amortization	(519,179)	(455,580)
Property and equipment, net	549,998	480,855

Goodwill	10,258	10,258
Other assets	16,500	13,470

Total assets	$1,706,808	$1,594,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320,392	$266,409
Accrued employee compensation	48,400	48,261
Other accrued expenses	148,316	134,048
Current portion of capital lease obligations	38	33
Income taxes payable	43,359	11,874
Total current liabilities	560,505	460,625

Capital lease obligations, less current maturities	1,242	1,284
Deferred income taxes	1,477	13,827
Deferred rent	76,236	75,731
Other long-term liabilities	42,374	35,075
Total liabilities	681,834	586,542

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 200,000 shares authorized at December 29, 2012 and December 31, 2011; 81,695 shares issued and 69,504 shares outstanding at December 29, 2012 and 80,401 shares issued and 71,265 shares outstanding at December 31, 2011	654	643
Additional paid-in capital	361,759	298,426
Treasury stock, at cost, 12,191 shares at December 29, 2012 and 9,136 shares at December 31, 2011	(709,172)	(437,373)
Retained earnings	1,371,733	1,146,594
Total stockholders’ equity	1,024,974	1,008,290

Total liabilities and stockholders’ equity	$1,706,808	$1,594,832

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 26, 2009	$619	$190,649	$(219,204)	$807,087	$779,151

Issuance of common stock under employee stock purchase plan (74 shares)	1	1,739			1,740
Exercise of stock options (1,550 shares) and restricted stock units (90 shares)	13	22,125			22,138
Stock compensation		11,771			11,771
Tax benefit of stock options exercised		9,780			9,780
Restricted stock units withheld for taxes		(783)			(783)
Repurchase of common stock (826 shares)	(2)	2	(38,172)		(38,172)
Dividends paid				(20,355)	(20,355)
Net income				167,972	167,972

Stockholders' equity at December 25, 2010	631	235,283	(257,376)	954,704	933,242

Issuance of common stock under employee stock purchase plan (53 shares)		2,337			2,337
Exercise of stock options (1,444 shares) and restricted stock units (68 shares)	12	29,111			29,123
Stock compensation		15,041			15,041
Tax benefit of stock options exercised		17,769			17,769
Restricted stock units withheld for taxes		(1,115)			(1,115)
Repurchase of common stock (3,076 shares)			(179,997)		(179,997)
Dividends paid				(30,850)	(30,850)
Net income				222,740	222,740

Stockholders' equity at December 31, 2011	643	298,426	(437,373)	1,146,594	1,008,290

Issuance of common stock under employee stock purchase plan (48 shares)		3,025			3,025
Exercise of stock options (1,066 shares) and restricted stock units (180 shares)	11	23,541			23,552
Stock compensation		17,641			17,641
Tax benefit of stock options exercised		25,947			25,947
Restricted stock units withheld for taxes		(6,821)			(6,821)
Repurchase of common stock (3,055 shares)			(271,799)		(271,799)
Dividends paid				(51,318)	(51,318)
Net income				276,457	276,457

Stockholders' equity at December 29, 2012	$654	$361,759	$(709,172)	$1,371,733	$1,024,974

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2012	2011	2010
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$276,457	$222,740	$167,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,975	80,347	69,797
Loss on disposition of property and equipment	76	955	1,062
Stock compensation expense	17,641	15,041	11,771
Excess tax benefit of stock options exercised	(25,836)	(17,435)	(9,815)
Deferred income taxes	(26,581)	1,856	2,690
Change in assets and liabilities:
Inventories	(77,297)	(94,299)	(60,054)
Prepaid expenses and other current assets	(80)	(17,783)	(3,201)
Accounts payable	53,983	19,021	(14,247)
Accrued employee compensation	139	13,685	11,851
Other accrued expenses	8,828	6,312	26,691
Income taxes payable	57,321	21,040	10,819
Other	4,676	2,664	7,272

Net cash provided by operating activities	378,302	254,144	222,608

Cash flows from investing activities:
Capital expenditures	(152,924)	(166,156)	(96,511)
Proceeds from sale of property and equipment	379	752	313
Decrease (increase) in restricted cash	13,470	(21,870)	—
Purchases of short-term investments	—	—	(15,913)
Proceeds from sale of short-term investments	—	15,913	—

Net cash used in investing activities	(139,075)	(171,361)	(112,111)

Cash flows from financing activities:
Excess tax benefit of stock options exercised	25,836	17,435	9,815
Principal payments under capital lease obligations	(37)	(90)	(392)
Repurchase of shares to satisfy tax obligations	(6,821)	(1,115)	(783)
Repurchase of common stock	(271,799)	(179,997)	(38,172)
Net proceeds from issuance of common stock	26,577	31,460	23,878
Cash dividends paid to stockholders	(51,318)	(30,850)	(20,355)

Net cash used in financing activities	(277,562)	(163,157)	(26,009)

Net (decrease) increase in cash and cash equivalents	(38,335)	(80,374)	84,488

Cash and cash equivalents at beginning of year	176,965	257,339	172,851

Cash and cash equivalents at end of year	$138,630	$176,965	$257,339

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,219	$614	$305
Income taxes	128,306	103,630	82,821

Non-cash accruals for construction in progress	(5,440)	(350)	—
The accompanying notes are an integral part of these financial statements.

Index

Note 1 – Significant Accounting Policies:

Nature of Business

Tractor Supply Company (the “Company”, “we”, “us” and/or “our”) is the largest operator of retail farm and ranch stores in the United States.  We are focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located in towns outlying major metropolitan markets and in rural communities.  At December 29, 2012, we operated a total of 1,176 retail farm and ranch stores in 45 states and also offered a number of products online at TractorSupply.com.

Fiscal Year

Our fiscal year ends on the last Saturday of the calendar year and includes 52 or 53 weeks.  The fiscal year ended December 31, 2011 consisted of 53 weeks. The fiscal years ended December 29, 2012 and December 25, 2010 consisted of 52 weeks.

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

Vendor Funding
We receive funding from substantially all of our significant merchandise vendors, in support of our business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds ("vendor support") and volume-based rebate funds ("volume rebates").  The amounts received are subject to terms of vendor agreements, most of which are "evergreen", reflecting the on-going relationship with our significant merchandise vendors. Certain of our agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.     Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

During interim periods, the amount of vendor support is known and is debited to vendors systematically; however, volume rebates are estimated during interim periods based upon initial commitments and anticipated purchase levels with applicable vendors.  The estimated purchase volume (and related vendor funding through volume rebates) is based on our current

Index

knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although we believe we can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could differ from previously estimated amounts.

Freight
We incur various types of transportation and delivery costs in connection with inventory purchases and distribution.  Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

Self-Insurance Reserves
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values. The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, we estimate potential obligations based upon historical data and experience, including actuarial calculations. Although we believe the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on our financial results.  At December 29, 2012, we had recorded net insurance reserves of $37.4 million compared to $31.2 million at December 31, 2011.

Sales Tax Audit Reserve
A portion of our sales are to tax-exempt customers, predominantly agricultural-based.  We obtain exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws.  The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment.  These circumstances also create some risk that we could be challenged as to the accuracy of our sales tax compliance.  While we believe we appropriately enforce sales tax compliance with our customers and endeavor to fully comply with all applicable sales tax regulations, there can be no assurance that we, upon final completion of such audits, will not have a significant liability for disallowed exemptions.

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

Tax Contingencies
Our income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for uncertain tax positions taken or expected to be taken in a tax return.  A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified.  We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

Index

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

No significant impairment charges were recognized in fiscal 2012. In fiscal 2011 and 2010, the Company recognized impairment charges of $0.5 million and $1.1 million, respectively, related to the write-off of certain assets, which were not expected to provide any future benefit to the Company and were determined to have no significant fair value.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

We estimate a liability for sales returns based on a rolling average of historical return trends, and we believe that our estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 29, 2012, we had a liability of $3.0 million reserved for sales returns, compared to $3.7 million at December 31, 2011.

We recognize revenue when a gift card or merchandise return card is redeemed by the customer and recognize income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift card and merchandise return cards in proportion to those historical redemption patterns.  We recognized breakage income of $1.2 million, $1.5 million and $1.6 million in fiscal 2012, 2011 and 2010, respectively.

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

Index

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2012, 2011 and 2010 were approximately $62.6 million, $56.0 million and $48.6 million, respectively. Prepaid advertising costs were approximately $0.9 million and $0.3 million at December 29, 2012 and December 31, 2011, respectively.

Warehousing and Distribution Center Costs

Costs incurred at our distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution center costs for fiscal 2012, 2011 and 2010 were approximately $90.2 million, $76.8 million and $64.4 million, respectively.

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new stores and distribution centers, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $7.1 million, $7.3 million and $7.1 million in fiscal 2012, 2011 and 2010, respectively.

Share-Based Compensation

We have share-based compensation plans, which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan, covering certain members of management and non-employee directors.

We estimate the fair value of our stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of our stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. We rely on a blended volatility approach, weighting historical volatility trends and implied volatility, to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on our historical experience for similar options.

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

Index

Net Income Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted EPS is calculated by dividing net income by the weighted average diluted shares outstanding.  Diluted shares are computed using the treasury stock method for stock options and restricted stock units.

Comprehensive Income

The Company’s comprehensive income is equal to net income in fiscal 2012, 2011 and 2010.

Cash and Cash Equivalents

Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.  The majority of payments due from banks for customer credit cards are classified as cash and cash equivalents, as they settle within 24-48 hours.

Sales generated through our private label credit cards are not reflected as accounts receivable.  Under an agreement with Citi Cards, a division of Citigroup (“Citigroup”), consumer and business credit is extended directly to customers by Citigroup.  All credit program and related services are performed and controlled directly by Citigroup.  Payments due from Citigroup are classified as cash and cash equivalents as they settle within 24-48 hours.

Restricted Cash

At December 29, 2012 and December 31, 2011, the Company’s restricted cash consisted of $8.4 million and $21.9 million, respectively, in time deposits held as collateral for a letter of credit at a financial institution outside of the Senior Credit Facility for certain insurance policies.

Fair Value of Financial Instruments

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

Financial Instruments Not Carried at Fair Value

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date.  We had no borrowings under the Senior Credit Facility at December 29, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or market.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances.

Index

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

During 2011 and 2012, we entered into agreements with various governmental entities in the states of Kentucky, Georgia and Tennessee to implement tax abatement plans related to our distribution center in Franklin, Kentucky (Simpson County), our distribution center currently under construction in Macon, Georgia (Bibb County) and our new store support center currently under construction in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to our real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 29, 2012:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$7.8
Brentwood, Tennessee Store Support Center	10 years	$78.0	$10.7

Due to the form of these transactions, we have not recorded the bonds or the lease obligation associated with the sale lease-back transaction. The original cost of the Company’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

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

Goodwill

Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and considering other publicly available market information, as appropriate.

We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is  necessary to perform  the  two-step goodwill  impairment  under  the  new  authoritative  guidance  issued  by  the  Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step  goodwill  impairment  test  will  be  performed.  The first step of the goodwill impairment test, used to identify the potential for impairment,

Index

compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

In the fourth quarter of fiscal 2012, we completed our annual impairment testing of goodwill and no impairment was identified. We determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach.  Under the market approach, the fair value is based on observed market prices.

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

We occasionally receive reimbursements from landlords to be used towards improving the related store to be leased.  Leasehold improvements are recorded at their gross costs including items reimbursed by landlords.  Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the initial lease term.

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

There were no significant modifications to the Company's share-based compensation plans during fiscal 2012.

Share-based compensation expense including changes in expense for modifications of awards was $17.6 million, $15.0 million and $11.8 million for fiscal 2012, 2011 and 2010, respectively.

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

Under the terms of the 2009 Stock Incentive Plan, a maximum of 6,200,000 shares are available for grant as stock options or other awards.  At December 29, 2012, we had 4,003,636 shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value

Index

of options granted during fiscal 2012, 2011 and 2010, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2012	2011	2010
Expected price volatility	37.1 – 38.5%	38.0 – 38.7%	38.5 – 38.9%
Risk-free interest rate	0.6 – 0.8%	0.9 – 2.4%	1.0 – 2.7%
Weighted average expected lives (in years)	4.7	4.7 – 5.6	4.8 – 5.8
Forfeiture rate	7.0%	5.5 – 7.6%	5.4 – 7.7%
Dividend yield	0.7%	0.8 – 1.0%	0.0 – 1.0%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Prior to 2012, we used actual historical changes in the market value of the stock to determine volatility. Beginning in 2012, we use a blended volatility approach, weighting (i) actual historical changes in the market value of the stock at 75% and (ii) average implied volatility using tradable option data at 25%. To calculate historical changes in market value, we use daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility.  To derive implied volatility, we rely on publicly traded options, with maturities of six months or greater.  We believe this blended calculation of historical and expected price volatility provides the most relevant indicator of future volatility. An increase in the expected volatility will increase compensation expense.

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

Index

We issue shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 26, 2009	5,300,844	$18.53		6.4	$47,413
Granted	908,728	26.70	$10.32
Exercised	(1,550,077)	14.28
Canceled	(144,638)	21.82

Outstanding December 25, 2010	4,514,857	$21.52		6.7	$121,350
Granted	546,655	52.18	$17.73
Exercised	(1,444,007)	20.17
Canceled	(65,630)	33.29

Outstanding December 31, 2011	3,551,875	$26.57		6.5	$154,782
Granted	573,252	85.57	$26.26
Exercised	(1,066,448)	22.08
Canceled	(28,488)	60.78

Outstanding December 29, 2012	3,030,191	$38.95		6.6	$147,229

Exercisable at December 29, 2012	1,875,189	$24.33		5.5	$118,401

The aggregate intrinsic values in the table above represents the total difference between our closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 29, 2012, total unrecognized compensation expense related to non-vested stock options is $14.4 million with a weighted average expense recognition period of 1.4 years.

There were no material modifications to options in 2012, 2011 or 2010.

Other information relative to option activity during fiscal 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Total fair value of stock options vested	$8,826	$7,590	$8,417
Total intrinsic value of stock options exercised	$71,879	$59,712	$31,388

Index

Restricted Stock Units

We issue shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to three-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 26, 2009	558,784	$19.04
Granted	148,862	27.37
Exercised	(119,184)	22.10
Forfeited	(38,284)	19.28

Restricted at December 25, 2010	550,178	$20.61
Granted	63,484	53.23
Exercised	(88,390)	20.82
Forfeited	—	—

Restricted at December 31, 2011	525,272	$24.52
Granted	40,017	87.10
Exercised	(263,592)	20.99
Forfeited	—	—

Restricted at December 29, 2012	301,697	$37.52

Other information relative to restricted unit activity during fiscal 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Total grant date fair value of restricted units vested and issued	$5,533	$1,840	$2,634
Total intrinsic value of restricted units vested and issued	$21,694	$4,915	$3,329

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which we pay on behalf of our employees.  We issued 179,962, 68,007, and 90,203 shares as a result of vested restricted stock units during fiscal 2012, 2011 and 2010, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 83,630, 20,383, and 28,981 shares withheld to satisfy $6.8 million, $1.1 million, and $0.8 million of employees’ tax obligations during fiscal 2012, 2011 and 2010, respectively.

There were no material modifications to restricted stock units in 2012, 2011 or 2010.

As of December 29, 2012, total unrecognized compensation expense related to non-vested restricted stock units is $3.5 million with a weighted average expense recognition period of 1.6 years.

Employee Stock Purchase Plan

The ESPP provides our employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, we issued 47,918, 53,333 and 74,788 shares of common stock during fiscal 2012, 2011 and 2010, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $0.8 million, $0.6 million and $0.4 million in fiscal 2012, 2011 and 2010, respectively.  At December 29, 2012, there were 6,198,601 shares of common stock reserved for future issuance under the ESPP.

Note 3 - Senior Credit Facility:

During the period of February 2008 through October 23, 2011, we were party to a senior credit facility (the “Credit Agreement”), which provided for borrowings up to $350 million (with sublimits of $75 million and $20 million for letters of credit and swingline

Index

loans, respectively) with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Credit Agreement had an Increase Option for $150 million (subject to additional lender group commitments).  The Credit Agreement was unsecured and would have matured in February 2012.

On October 24, 2011, we entered into a new Senior Credit Facility with essentially the same lender group as under the previous Credit Agreement.  The new Senior Credit Facility provides for borrowings of up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At December 29, 2012 and December 31, 2011, there were no outstanding borrowings under the new Senior Credit Facility.  There were $51.4 million and $15.0 million outstanding letters of credit as of December 29, 2012 and December 31, 2011, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 29, 2012) or the London Inter-Bank Offer Rate (0.21% at December 29, 2012) plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at December 29, 2012).  We are also required to pay, quarterly in arrears, a commitment fee ranging from 0.08% to 0.20% per annum and adjusted quarterly based on our leverage ratio, for unused capacity (0.10% at December 29, 2012).   There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 29, 2012.

Note 4 - Leases:

We lease the majority of our office space and retail store locations, certain distribution centers, transportation equipment and other equipment under various non-cancellable operating leases.  The leases have varying terms and expire at various dates through 2029.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that we pay associated taxes, insurance and maintenance costs.

Total rent expense for fiscal 2012, 2011 and 2010 was approximately $200.1 million, $186.8 million and $173.4 million, respectively.  Total contingent rent expense for fiscal 2012, 2011 and 2010 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2013	$146	$205,862
2014	146	199,450
2015	146	187,984
2016	146	176,701
2017	146	164,628
Thereafter	1,635	803,750
Total minimum lease payments	2,365	$1,738,375
Amount representing interest	(1,085)
Present value of minimum lease payments	1,280
Less: current portion	(38)
Long-term capital lease obligations	$1,242

Index

Assets under capital leases were as follows (in thousands):

	2012	2011
Building and improvements	$1,581	$1,581
Computer software and hardware	804	1,510
Less: accumulated depreciation and amortization	(1,534)	(2,187)
	$851	$904

Note 5 - Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock.  In 2011, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.  The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During 2012 and 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 31, 2012	$0.20	November 19, 2012	December 4, 2012
August 1, 2012	$0.20	August 20, 2012	September 5, 2012
May 2, 2012	$0.20	May 21, 2012	June 5, 2012
February 8, 2012	$0.12	February 27, 2012	March 13, 2012

October 26, 2011	$0.12	November 14, 2011	November 29, 2011
July 28, 2011	$0.12	August 15, 2011	August 30, 2011
April 28, 2011	$0.12	May 16, 2011	June 1, 2011
February 4, 2011	$0.07	February 22, 2011	March 8, 2011

On February 6, 2013, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on March 12, 2013 to stockholders of record as of the close of business on February 25, 2013.

Note 6 - Treasury Stock:

On April 28, 2011, the Company’s Board of Directors authorized a $600 million increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $1.0 billion of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 3.1 million, 3.1 million and 0.8 million shares under the share repurchase program at a total cost of $271.8 million, $180.0 million and $38.2 million in fiscal 2012, 2011 and 2010, respectively.  As of December 29, 2012, we had remaining authorization under the share repurchase program of $291.2 million exclusive of any fees, commissions, or other expenses.

Index

Note 7 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2012
	(52 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$276,457	71,092	$3.89
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,665	(0.09)
Net income	$276,457	72,757	$3.80

	2011
	(53 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$222,740	71,777	$3.10
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,144	(0.09)
Net income	$222,740	73,921	$3.01

	2010
	(52 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$167,972	72,597	$2.31
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,089	(0.06)
Net income	$167,972	74,686	$2.25

Anti-dilutive stock options excluded from the above calculations totaled 495,799, 321,080 and 521,941 in fiscal 2012, 2011 and 2010, respectively.

Index

Note 8 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$165,519	$112,142	$85,854
State	20,342	13,878	7,444
Total current	185,861	126,020	93,298

Deferred tax expense (benefit):
Federal	(20,857)	3,220	2,116
State	(5,724)	(1,364)	1,554
Total deferred	(26,581)	1,856	3,670
Total provision	$159,280	$127,876	$96,968

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Current tax assets:
Inventory valuation	$11,981	$10,171
Accrued employee benefit costs	27,636	24,807
Accrued sales taxes	3,564	4,221
Other	8,439	9,251
	51,620	48,450
Current tax liabilities:
Inventory basis difference	(26,182)	(37,730)
Prepaid expenses	(1,541)	(1,055)
Other	(799)	(798)
	(28,522)	(39,583)
Net current tax asset	$23,098	$8,867

Non-current tax assets:
Capital lease obligation basis difference	$1,001	$1,010
Rent expenses in excess of cash payments required	25,263	23,584
Deferred compensation	17,970	15,555
Other	4,574	3,620
Valuation allowance	(862)	(1,637)
	47,946	42,132
Non-current tax liabilities:
Depreciation	(47,219)	(54,047)
Capital lease assets basis difference	(511)	(531)
Other	(1,693)	(1,381)
	(49,423)	(55,959)
Net non-current tax liability	$(1,477)	$(13,827)

Net deferred tax asset (liability)	$21,621	$(4,960)

Index

We have evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  With the exception of state tax credit carryforwards, we believe that all of the deferred tax assets will more likely than not be realized through future earnings.  We had state tax credit carryforwards of $2.6 million and $2.7 million as of December 29, 2012 and December 31, 2011, respectively, with varying dates of expiration between 2013 and 2020.  We provided a valuation allowance of $0.9 million and $1.6 million as of December 29, 2012 and December 31, 2011, respectively, due to our uncertainty of utilizing these credits before their expiration dates.  A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2012	2011	2010
Tax provision at statutory rate	$152,508	$122,715	$92,729
Tax effect of:
State income taxes, net of federal tax benefits	9,502	8,134	5,848
Permanent differences	(2,730)	(2,973)	(1,609)
	$159,280	$127,876	$96,968

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years before 2008.  The IRS commenced an examination of the Company’s federal tax returns for 2006 and 2007 which was completed in February 2011, and no IRS adjustments were proposed.  In 2012, the IRS commenced an audit of the 2010 federal tax return. Various states have completed an examination of our income tax returns for 2008 through 2010 with minimal adjustments.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $4.7 million at December 29, 2012. In addition, we recognize current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will range between $0.6 million and $1.1 million.  A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$5,774	$4,801	$4,084
Additions based on tax positions related to the current year	1,358	1,611	1,453
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(1,234)	(638)	(736)
Reductions due to audit results	—	—	—
Balance at end of year	$5,898	$5,774	$4,801

Note 9 - Retirement Benefit Plans:

We have a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement benefits for our eligible employees.  We match (in cash) 100% of the employee’s elective contributions up to 3% of the employee’s eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of the employee’s eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the Plan during fiscal 2012, 2011 and 2010, were approximately $4.4 million, $4.3 million and $3.7 million, respectively.

We offer, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants' salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.4 million, $0.4 million and $0.3 million in each of the fiscal years 2012, 2011 and 2010, respectively.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments
At December 29, 2012, we had commitments related to a new distribution center in Macon, Georgia totaling approximately $24.4 million, commitments related to construction projects for new stores totaling approximately $3.1 million, commitments related to the development of land for our store support center of approximately $1.1 million and a commitment to purchase one store

Index

previously under lease for approximately $3.3 million. In January 2013, we signed a contract related to the construction of our new store support center in the amount of $59.0 million.

Litigation
The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 11 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2012, 2011, and 2010:

	Percent of Sales
Product Category:	2012	2011	2010
Livestock and Pet	42%	40%	39%
Hardware, Tools, Truck and Towing	23	23	23
Seasonal, Gift and Toy Products	20	21	22
Clothing and Footwear	9	10	10
Agriculture	6	6	6
Total	100%	100%	100%

Note 12 - Impact of Recently Issued Accounting Standards:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There are no items of other comprehensive income for the periods presented; thus, there was no impact on the Company's consolidated financial statements.

Index

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU gives an entity the option in its annual goodwill impairment test to first assess revised qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is more than its carrying amount (“qualitative assessment”). If it is more likely than not the fair value of a reporting unit is more than its carrying amount, an entity would not be required to perform the existing two-step impairment test. The amendments to Topic 350 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the standard for the interim period ended March 31, 2012.  There was no impact on the Company's consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 29, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2012 our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

A report of the Company's management on the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) and a report of Ernst & Young LLP, an independent registered public accounting firm, on the effectiveness of the Company's internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated herein by reference.

The information set forth under the captions “Corporate Governance – Code of Ethics,” “Item 1: Election of Directors,” “Board Meetings and Committees,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2013 is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors”, and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2013 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2013 is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 29, 2012, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plan(a)(b)	3,331,888	$35.43	4,003,636
Employee Stock Purchase Plan (c)	—	—	6,198,601
Equity compensation plans not approved by security holders	—	—	—

Total	3,331,888	$35.43	10,202,237

(a) The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2000 Stock Incentive Plan was superseded in May 2006. The 1994 Stock Option Plan expired in February 2004.

(b) Restricted stock units issued under our stock incentive plans have a weighted average exercise price of zero.
(c) Represents shares available as of December 29, 2012.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Item 1 – Election of Directors”, “Corporate Governance” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2013 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2013, is incorporated herein by reference.

Index

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See Consolidated Financial Statements under Item 8 on pages 38 through 58 of this Form 10-K.

(a) (2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 62 through 64 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 20, 2013	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2013
/s/ Gregory A. Sandfort Gregory A. Sandfort	President and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2013
/s/ James F. Wright James F. Wright	Executive Chairman of the Board	February 20, 2013
/s/ Johnston C. Adams Johnston C. Adams	Director	February 20, 2013
/s/ Peter D. Bewley Peter D. Bewley	Director	February 20, 2013
/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 20, 2013
/s/ Richard W. Frost Richard W. Frost	Director	February 20, 2013
/s/ Cynthia T. Jamison Cynthia T. Jamison	Director	February 20, 2013
/s/ George MacKenzie George MacKenzie	Director	February 20, 2013
/s/ Edna K. Morris Edna K. Morris	Director	February 20, 2013

Index

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K, filed with the Commission on February 29, 2012, Commission File No. 000-23314, and incorporated herein by reference).

3.2
Third Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on November 6, 2012, Commission File No. 000-23314, and incorporated herein by reference).

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

10.15
Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.16
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.17
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.18
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference).+

10.19
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.20
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2006, Commission File No. 000-23314 and incorporated herein by reference).+

10.21
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.22
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
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

10.25
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.26
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.27
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

10.29
Form of Deferred Stock Unit Award Agreement for Directors (filed as Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.30
Compensation Recoupment Policy (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2011, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
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

10.32
Director Resignation Policy (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).

Index

10.33
Form of Amended and Restated Change in Control Agreement for each of Anthony F. Crudele and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.34
Change in Control Agreement for Benjamin F. Parrish, Jr. (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.35
Employment Agreement between Tractor Supply Company and Greg A. Sandfort dated October 2, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 2, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.36
Second Amended and Restated Employment Agreement between Tractor Supply Company and James F. Wright dated December 20, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.37
Third Amended and Restated Change in Control Agreement for James F. Wright (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on December 20, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2012, filed with the SEC on February 20, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 29, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for years ended December 29, 2012, December 31, 2011, and December 25, 2010, (iii) the Consolidated Statements of Cash Flows for years ended December 29, 2012, December 31, 2011, and December 25, 2010, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 29, 2012, December 31, 2011, and December 25, 2010, and (v) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement