Form 10-Q
period 2013-03-30
TRACTOR SUPPLY CO /DE/
filed 2013-05-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 27, 2013
Common Stock, $.008 par value	69,788,440

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.Financial Statements

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 30, 2013	December 29, 2012	March 31, 2012
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$57,022	$138,630	$126,695
Restricted cash	8,400	8,400	21,870
Inventories	1,142,900	908,116	1,031,780
Prepaid expenses and other current assets	51,855	51,808	50,337
Deferred income taxes	7,214	23,098	1,431
Total current assets	1,267,391	1,130,052	1,232,113
Property and equipment:
Land	64,141	61,522	39,006
Buildings and improvements	522,280	511,188	472,750
Furniture, fixtures and equipment	356,730	350,224	319,816
Computer software and hardware	119,276	109,121	112,643
Construction in progress	61,801	37,122	20,525
	1,124,228	1,069,177	964,740
Accumulated depreciation and amortization	(540,934)	(519,179)	(476,070)
Property and equipment, net	583,294	549,998	488,670
Goodwill	10,258	10,258	10,258
Deferred income taxes	3,696	—	—
Other assets	16,689	16,500	12,610
Total assets	$1,881,328	$1,706,808	$1,743,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,043	$320,392	$423,913
Accrued employee compensation	9,107	48,400	13,211
Other accrued expenses	135,192	148,316	121,861
Current portion of capital lease obligations	39	38	35
Income taxes payable	3,749	43,359	6,526
Total current liabilities	624,130	560,505	565,546
Revolving credit loan	105,000	—	—
Capital lease obligations, less current maturities	1,233	1,242	1,272
Deferred income taxes	—	1,477	10,497
Deferred rent	76,205	76,236	76,776
Other long-term liabilities	44,534	42,374	34,405
Total liabilities	851,102	681,834	688,496
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $.008 par value; 200,000 shares authorized; 82,204, 81,695 and 81,065 shares issued; 69,490, 69,504 and 71,875 shares outstanding at March 30, 2013, December 29, 2012 and March 31, 2012, respectively	658	654	649
Additional paid-in capital	386,793	361,759	317,717
Treasury stock – at cost, 12,714, 12,191 and 9,190 shares at March 30, 2013, December 29, 2012 and March 31, 2012, respectively	(759,035)	(709,172)	(441,516)
Retained earnings	1,401,810	1,371,733	1,178,305
Total stockholders’ equity	1,030,226	1,024,974	1,055,155
Total liabilities and stockholders’ equity	$1,881,328	$1,706,808	$1,743,651
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Fiscal Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Net sales	$1,085,838	$1,020,417
Cost of merchandise sold	733,747	687,617
Gross margin	352,091	332,800
Selling, general and administrative expenses	261,469	246,668
Depreciation and amortization	22,699	21,739
Operating income	67,923	64,393
Interest expense, net	179	583
Income before income taxes	67,744	63,810
Income tax expense	23,738	23,482
Net income	$44,006	$40,328

Net income per share – basic	$0.63	$0.56
Net income per share – diluted	$0.62	$0.55

Weighted average shares outstanding:
Basic	69,448	71,594
Diluted	70,805	73,494

Dividends declared per common share outstanding	$0.20	$0.12

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Fiscal Three Months Ended
	March 30, 2013	March 31, 2012
	(Unaudited)
Cash flows from operating activities:
Net income	$44,006	$40,328
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,699	21,739
(Gain) loss on disposition of property and equipment	(156)	87
Stock compensation expense	3,397	4,559
Excess tax benefit of stock options exercised	(11,993)	(9,934)
Deferred income taxes	10,711	4,106
Change in assets and liabilities:
Inventories	(234,784)	(200,961)
Prepaid expenses and other current assets	(47)	1,391
Accounts payable	155,651	157,504
Accrued employee compensation	(39,293)	(35,050)
Other accrued expenses	(14,296)	(9,933)
Income taxes payable	(27,617)	4,586
Other	(3,577)	1,280
Net cash used in operating activities	(95,299)	(20,298)
Cash flows from investing activities:
Capital expenditures	(49,335)	(31,829)
Proceeds from sale of property and equipment	185	—
Net cash used in investing activities	(49,150)	(31,829)
Cash flows from financing activities:
Borrowings under revolving credit agreement	125,000	—
Repayments under revolving credit agreement	(20,000)	—
Excess tax benefit of stock options exercised	11,993	9,934
Principal payments under capital lease obligations	(8)	(10)
Repurchase of shares to satisfy tax obligations	(3,942)	(6,581)
Repurchase of common stock	(49,863)	(4,143)
Net proceeds from issuance of common stock	13,590	11,274
Cash dividends paid to stockholders	(13,929)	(8,617)
Net cash provided by financing activities	62,841	1,857
Net decrease in cash and cash equivalents	(81,608)	(50,270)
Cash and cash equivalents at beginning of period	138,630	176,965
Cash and cash equivalents at end of period	$57,022	$126,695
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$148	$28
Income taxes	41,650	14,412
Non-cash accruals for construction in progress	17,515	2,254

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date.  We had $105.0 million in borrowings under the revolving credit facility at March 30, 2013. We had no borrowings under the revolving credit facility at December 29, 2012 or March 31, 2012. Based on timing of the cash flows and comparison to current market interest rates, the carrying value of our revolving credit facility approximates fair value.

Note 3 – Share-Based Compensation:

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

There were no significant modifications to the Company's share-based compensation plans during the fiscal three months ended March 30, 2013.

For the first quarters of fiscal 2013 and 2012, share-based compensation expense was $3.4 million and $4.6 million, respectively.

Stock Options

The following summarizes information concerning stock option grants during each of the first three months of fiscal 2013 and 2012:

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Stock options granted	493,363	544,991
Weighted average exercise price	$103.32	$85.08
Weighted average fair value per option	$29.33	$26.11

As of March 30, 2013, total unrecognized compensation expense related to non-vested stock options was approximately $25.7 million with a remaining weighted average expense recognition period of 1.5 years.

Index

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during each of the first three months of fiscal 2013 and 2012:

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Restricted stock units granted	24,290	33,951
Weighted average fair value per share	$102.99	$85.08

As of March 30, 2013, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.2 million with a remaining weighted average expense recognition period of 1.9 years.

Note 4 - Net Income Per Share:

We present both basic and diluted net income per share on the face of the condensed consolidated statements of income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average dilutive shares outstanding. Dilutive shares are computed using the treasury stock method for stock options and restricted stock units.

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended March 30, 2013			Fiscal three months ended March 31, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$44,006	69,448	$0.63	$40,328	71,594	$0.56
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,357	(0.01)	—	1,900	(0.01)
Net income	$44,006	70,805	$0.62	$40,328	73,494	$0.55

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.7 million and 0.3 million for the fiscal three months ended March 30, 2013 and March 31, 2012, respectively.

Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At March 30, 2013, there were $105.0 million outstanding borrowings and $46.0 million outstanding letters of credit under the Senior Credit Facility.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at March 30, 2013).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at March 30, 2013).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 30, 2013, we were in compliance with all debt covenants.

Note 6 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

Index

We repurchased 522,500 and 54,700 shares of common stock under the share repurchase program for a total cost of $49.9 million and $4.1 million during the first quarter of fiscal 2013 and fiscal 2012, respectively. As of March 30, 2013, we had remaining authorization under the share repurchase program of $241.3 million exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first three months of fiscal 2013, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.20	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 1, 2013, our Board of Directors declared a quarterly cash dividend of $0.26 per share of the Company’s common stock.  The dividend will be paid on June 4, 2013 to stockholders of record as of the close of business on May 20, 2013.

Note 8 – Income Taxes:

Our effective income tax rate decreased to 35.0% in the first three months of fiscal 2013 compared to 36.8% for the first three months of fiscal 2012. The decrease was principally due to the favorable impact of the reversal of reserves for uncertain tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of our first quarter, both of which are treated as discrete items in the quarter. The Company expects the full year effective tax rate will be approximately 36.5%.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 30, 2013, we had contractual commitments related to a new distribution center in Macon, GA totaling approximately $7.6 million, contractual commitments related to construction projects for new stores totaling approximately $5.4 million, and contractual commitments related to the construction of our new store support center of approximately $55.3 million.

Letters of Credit

At March 30, 2013, there were $46.0 million outstanding letters of credit under the Senior Credit Facility and an $8.4 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility of $8.4 million increased to $18.3 million, and the restriction on the $8.4 million in restricted cash lapsed.

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

Index

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

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 30, 2013 and March 31, 2012:

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Product Category:
Livestock and Pet	49%	45%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	16	19
Clothing and Footwear	9	9
Agriculture	4	5
Total	100%	100%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The following discussion and analysis also contains certain historical and forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, the ability to manage expenses, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability

Index

to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of privacy, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to secure or develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting and changes in accounting standards, assumptions and estimates.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 30, 2013 and March 31, 2012
Net sales increased 6.4% to $1.09 billion for the first three months of fiscal 2013 from $1.02 billion for the first three months of fiscal 2012.  Same-store sales for the first three months of fiscal 2013 were $1.02 billion, a 0.5% increase over the first three months of fiscal 2012. This compares to a very strong 11.5% same-store sales increase for the first quarter of fiscal 2012. The 2013 same-store sales increase was driven primarily by continued strong results in key consumable, usable and edible (C.U.E.) products, principally animal- and pet-related merchandise. C.U.E. products represent certain high-velocity, consumable items from several of our major product categories. Additionally, the Company experienced strong sales of winter seasonal merchandise due to the extended cold weather during the quarter. These increases were principally offset by lower sales of spring seasonal merchandise as compared to the prior year's first quarter, which had an early spring. We estimate that same-store sales were favorably impacted by approximately 140 basis points due to inflation, principally in livestock feed and dry pet food.

In addition to same-store sales growth in the first three months of fiscal 2013, sales from stores opened less than one year were $62.1 million for the first three months of fiscal 2013, which represented 6.1 percentage points of the 6.4% increase over total first quarter fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal three months ended March 30, 2013 and March 31, 2012:

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Store Count, Beginning of Period	1,176	1,085
New Stores Opened	22	33
Stores Closed	(1)	(1)
Store Count, End of Period	1,197	1,117

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 30, 2013 and March 31, 2012:

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Product Category:
Livestock and Pet	49%	45%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	16	19
Clothing and Footwear	9	9
Agriculture	4	5
Total	100%	100%

Index

Gross margin increased 5.8% to $352.1 million for the first three months of fiscal 2013 from $332.8 million in the first three months of fiscal 2012.  As a percent of sales, gross margin decreased 20 basis points to 32.4% for the first three months of fiscal 2013 compared to 32.6% for the comparable period in fiscal 2012. The decrease in gross margin as a percent of sales resulted from the continued mix shift to lower-margin C.U.E. products, the softness in sales of higher margin spring seasonal merchandise, and increased transportation costs. Transportation costs increased due to a larger volume of imports and the impact from the mix shift to more freight-intensive C.U.E. products. These decreases were partially offset by the favorable impact from key margin-driving initiatives.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 20 basis points to 26.1% in the first three months of fiscal 2013 from 26.3% in the first three months of fiscal 2012.  The improvement as a percent of sales was attributable to lower year-over-year incentive compensation expense.  Total SG&A expenses increased 5.9% to $284.2 million from $268.4 million in the first three months of fiscal 2012.  This change is due primarily to new store growth and corporate support services.

Our effective income tax rate decreased to 35.0% in the first three months of fiscal 2013 compared to 36.8% for the first three months of fiscal 2012. The decrease was principally due to the favorable impact of the reversal of reserves for uncertain tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of our first quarter, both of which are treated as discrete items in the quarter. The Company expects the full year effective tax rate will be approximately 36.5%.

Net income for the first three months of fiscal 2013 increased 9.1% to $44.0 million compared to $40.3 million in the first three months of fiscal 2012.  Net income per diluted share for the first three months of fiscal 2013 increased to $0.62 from $0.55 in the first three months of fiscal 2012.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center and store support center capacity and improvements, information technology, inventory purchases, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters in anticipation of the spring and cold-weather selling seasons, respectively.

At March 30, 2013, the Company had working capital of $643.3 million, which increased $73.8 million from December 29, 2012 and decreased $23.3 million from March 31, 2012.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 30, 2013	December 29, 2012	Variance	March 31, 2012	Variance
Current assets:
Cash and cash equivalents	$57.0	$138.6	$(81.6)	$126.7	$(69.7)
Restricted cash	8.4	8.4	—	21.9	(13.5)
Inventories	1,142.9	908.1	234.8	1,031.8	111.1
Prepaid expenses and other current assets	51.9	51.8	0.1	50.3	1.6
Deferred income taxes	7.2	23.1	(15.9)	1.4	5.8
	1,267.4	1,130.0	137.4	1,232.1	35.3
Current liabilities:
Accounts payable	476.0	320.4	155.6	423.9	52.1
Accrued employee compensation	9.1	48.4	(39.3)	13.2	(4.1)
Other accrued expenses	135.2	148.3	(13.1)	121.9	13.3
Income taxes payable	3.8	43.4	(39.6)	6.5	(2.7)
	624.1	560.5	63.6	565.5	58.6
Working capital	$643.3	$569.5	$73.8	$666.6	$(23.3)

Index

In comparison to December 29, 2012, working capital as of March 30, 2013 was impacted most significantly by changes in our cash, inventory, accounts payable, accrued employee compensation and income taxes payable.

•
The decrease in cash is primarily attributable to an increase in inventory purchases, common stock repurchases and capital expenditures, principally due to new store construction and construction of the new distribution center in Macon, GA.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as a seasonal build in anticipation of the spring selling season.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation and the timing of payroll disbursements.

•	The decrease in income taxes payable reflects quarterly income tax payments.

In comparison to March 31, 2012, working capital as of March 30, 2013 was impacted most significantly by changes in our cash, inventories and accounts payable.

•
The decrease in cash is primarily attributable to common stock repurchases and capital expenditures, offset in part by increased earnings. Since the first quarter of fiscal 2012, we repurchased approximately 3.5 million shares of common stock under the share repurchase program at a total cost of $317.5 million. Capital expenditures of $170.4 million since the first quarter of fiscal 2012 reflect funding to support new store growth, construction of a new distribution center, technology upgrades to enhance our customer experience in our retail stores and on-line, as well as land and construction costs for our new store support center.

•
The increase in inventories and accounts payable is primarily a result of new store growth and increased inventory per store of 2.3%. The increase in inventory on a per store basis is related to inventory build in key spring seasonal categories as well as inflation.

Operations used net cash of $95.3 million and $20.3 million in the first three months of fiscal 2013 and fiscal 2012, respectively.  The $75.0 million increase in net cash used in operations in the first three months of fiscal 2013 compared to the first three months of fiscal 2012 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 30, 2013	March 31, 2012	Variance
Net income	$44.0	$40.3	$3.7
Depreciation and amortization	22.7	21.7	1.0
Stock compensation expense	3.4	4.6	(1.2)
Excess tax benefit of stock options exercised	(12.0)	(9.9)	(2.1)
Deferred income taxes	10.7	4.1	6.6
Inventories and accounts payable	(79.1)	(43.5)	(35.6)
Prepaid expenses and other current assets	—	1.4	(1.4)
Accrued expenses	(53.6)	(45.0)	(8.6)
Income taxes payable	(27.6)	4.6	(32.2)
Other, net	(3.8)	1.4	(5.2)
Net cash used in operations	$(95.3)	$(20.3)	$(75.0)

The $75.0 million increase in net cash used by operations in the first three months of fiscal 2013 compared with the first three months of fiscal 2012 primarily relates to increased inventory levels and timings of accounts payable and income tax payments. Inventory, net of accounts payable, was a larger use of operating funds in the first three months of fiscal 2013 than in the same period last year due to an increase in seasonal inventory, timing of payments and inflation. Income taxes payable decreased due to timing of estimated tax payments.

Investing activities used cash of $49.2 million and $31.8 million in the first three months of fiscal 2013 and fiscal 2012, respectively. The majority of the investing activity relates to our capital expenditures. Our significant store expansion, coupled with distribution network expansion and other required investments in infrastructure resulted in capital expenditures for the first three months of fiscal 2013 and fiscal 2012 as follows (in millions):

Index

	Fiscal three months ended
	March 30, 2013	March 31, 2012
Distribution center capacity and improvements	$19.4	$0.8
New and relocated stores and stores not yet opened	12.3	18.2
Information technology	11.0	6.5
Purchase of previously leased stores	3.3	3.2
Existing stores	2.3	3.0
Corporate and other	1.0	0.1
	$49.3	$31.8

The above table reflects 22 new stores in the first three months of fiscal 2013, compared to 33 new stores during the first three months of fiscal 2012. We expect to open approximately 100 to 105 new stores during fiscal 2013. The increase in distribution center capacity and improvements in the first three month of fiscal 2013 compared to the first three months of fiscal 2012 is primarily due to the construction of our new Macon, GA distribution center, which is the relocation of our southeastern distribution center in Braselton, GA.

Financing activities provided cash of $62.8 million and $1.9 million in the first three months of fiscal 2013 and fiscal 2012, respectively.  This change in net cash provided by financing activities is largely due to $105.0 million in borrowings, net of repayments, under the revolving credit agreement partially offset by an incremental $45.7 million in common stock repurchases during the first three months of fiscal 2013 compared to the first three months of fiscal 2012.

The Senior Credit Facility provides for borrowings up to $250 million (with sublimits of $250 million and $20 million for letters of credit and swingline loans, respectively).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At March 30, 2013, there were $105.0 million outstanding borrowings and $46.0 million outstanding letters of credit under the Senior Credit Facility. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum, adjusted quarterly based on our leverage ratio (0.50% at March 30, 2013).  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum, adjusted quarterly based on our leverage ratio (0.10% at March 30, 2013).  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 30, 2013, we were in compliance with all debt covenants.

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

Share Repurchase Program

The Company's Board of Directors has authorized common stock repurchases under the share repurchase program up to $1.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares will be held in treasury.  The program may be limited or terminated at any time without prior notice.

We repurchased 522,500 and 54,700 shares of common stock under the share repurchase program at a total cost of $49.9 million and $4.1 million during the first quarter of fiscal 2013 and fiscal 2012, respectively. As of March 30, 2013, we had remaining authorization under the share repurchase program of $241.3 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first three months of fiscal 2013, the Board of Directors declared the following dividend:

Index

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.20	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 1, 2013, our Board of Directors declared a quarterly cash dividend of $0.26 per share of the Company’s common stock.  The dividend will be paid on June 4, 2013 to stockholders of record as of the close of business on May 20, 2013.

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

Significant Contractual Obligations and Commercial Commitments

At March 30, 2013, we had contractual commitments related to a new distribution center in Macon, GA totaling approximately $7.6 million, contractual commitments related to construction projects for new stores totaling approximately $5.4 million, and contractual commitments related to the construction of our new store support center of approximately $55.3 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2012.

At March 30, 2013, there were $46.0 million outstanding letters of credit under the Senior Credit Facility and an $8.4 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility which is collateralized by a time deposit classified as restricted cash.

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility of $8.4 million increased to $18.3 million, and the restriction on the $8.4 million in restricted cash lapsed.

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

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for a discussion of our critical accounting policies.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at March 30, 2013 and March 31, 2012) or LIBOR (0.20% at March 30, 2013 and 0.24% at March 31, 2012) plus an additional amount per annum adjusted quarterly (ranging from 0.40% to 1.00%) based on our leverage ratio (0.50% at March 30, 2013 and March 31, 2012).  We are also required to pay (quarterly in arrears) a commitment fee (ranging from 0.08% to 0.20%) based on the daily average unused portion of the credit line (0.10% at March 30, 2013 and March 31, 2012).  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. Extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts can have an impact on our sales and results of operations. Our strategy is to remain flexible and react to extreme weather conditions by changing assortments in stores affected by the weather conditions and redirecting inventories to these stores. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products in anticipation of the spring selling season and again during our third fiscal quarter in anticipation of the cold-weather selling season.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 30, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2013, our disclosure controls and procedures were effective.

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

Index

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $1.0 billion through April 2015. Stock repurchase activity during the first quarter of fiscal 2013 was as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2012 – January 26, 2013	317,500	$91.88	317,500	$261,992,605
January 27, 2013 – February 23, 2013	128,123	99.95	90,000	253,131,721
February 24, 2013 – March 30, 2013	115,000	102.85	115,000	241,306,997
As of March 30, 2013	560,623	$95.97	522,500	$241,306,997

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

Exhibit
31.1    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2013, filed with the SEC on May 6, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 30, 2013, December 29, 2012 and March 31, 2012, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 30, 2013 and March 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 30, 2013 and March 31, 2012, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 6, 2013	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)