Form 10-Q
period 2013-06-29
TRACTOR SUPPLY CO /DE/
filed 2013-08-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2013
Common Stock, $.008 par value	69,808,880

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 29, 2013	December 29, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$55,698	$138,630	$179,100
Restricted cash	—	8,400	8,800
Inventories	1,082,861	908,116	946,934
Prepaid expenses and other current assets	52,676	51,808	56,331
Deferred income taxes	14,446	23,098	7,084
Total current assets	1,205,681	1,130,052	1,198,249
Property and equipment:
Land	65,290	61,522	41,821
Buildings and improvements	531,142	511,188	492,379
Furniture, fixtures and equipment	371,565	350,224	330,562
Computer software and hardware	132,875	109,121	117,521
Construction in progress	74,393	37,122	16,024
	1,175,265	1,069,177	998,307
Accumulated depreciation and amortization	(563,789)	(519,179)	(497,278)
Property and equipment, net	611,476	549,998	501,029
Goodwill	10,258	10,258	10,258
Deferred income taxes	2,646	—	—
Other assets	16,363	16,500	12,876
Total assets	$1,846,424	$1,706,808	$1,722,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360,811	$320,392	$314,757
Accrued employee compensation	26,783	48,400	29,325
Other accrued expenses	138,417	148,316	126,445
Current portion of capital lease obligations	39	38	35
Income taxes payable	53,482	43,359	64,160
Total current liabilities	579,532	560,505	534,722
Capital lease obligations, less current maturities	1,224	1,242	1,263
Deferred income taxes	—	1,477	6,157
Deferred rent	76,474	76,236	76,667
Other long-term liabilities	45,447	42,374	36,464
Total liabilities	702,677	681,834	655,273
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $.008 par value; 200,000 shares authorized; 82,658, 81,695 and 81,366 shares issued; 69,767, 69,504 and 71,070 shares outstanding at June 29, 2013, December 29, 2012 and June 30, 2012, respectively	661	654	652
Additional paid-in capital	414,356	361,759	335,899
Treasury stock – at cost, 12,891, 12,191 and 10,296 shares at June 29, 2013, December 29, 2012 and June 30, 2012, respectively	(778,476)	(709,172)	(539,909)
Retained earnings	1,507,206	1,371,733	1,270,497
Total stockholders’ equity	1,143,747	1,024,974	1,067,139
Total liabilities and stockholders’ equity	$1,846,424	$1,706,808	$1,722,412
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$1,455,767	$1,291,899	$2,541,605	$2,312,316
Cost of merchandise sold	949,627	840,438	1,683,374	1,528,055
Gross margin	506,140	451,461	858,231	784,261
Selling, general and administrative expenses	283,941	259,184	545,410	505,852
Depreciation and amortization	24,220	22,433	46,919	44,172
Operating income	197,979	169,844	265,902	234,237
Interest expense, net	556	31	735	614
Income before income taxes	197,423	169,813	265,167	233,623
Income tax expense	73,843	63,192	97,581	86,674
Net income	$123,580	$106,621	$167,586	$146,949

Net income per share – basic	$1.77	$1.48	$2.41	$2.05
Net income per share – diluted	$1.75	$1.45	$2.37	$2.00

Weighted average shares outstanding:
Basic	69,672	71,814	69,537	71,704
Diluted	70,790	73,488	70,775	73,491

Dividends declared per common share outstanding	$0.26	$0.20	$0.46	$0.32

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$167,586	$146,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,919	44,172
(Gain) loss on disposition of property and equipment	(178)	146
Stock compensation expense	6,934	9,309
Excess tax benefit of stock options exercised	(24,804)	(16,497)
Deferred income taxes	4,529	(5,887)
Change in assets and liabilities:
Inventories	(174,745)	(116,115)
Prepaid expenses and other current assets	(868)	(4,603)
Accounts payable	40,419	48,348
Accrued employee compensation	(21,617)	(18,936)
Other accrued expenses	(19,639)	(6,422)
Income taxes payable	34,927	68,783
Other	3,360	2,923
Net cash provided by operating activities	62,823	152,170
Cash flows from investing activities:
Capital expenditures	(98,626)	(65,566)
Proceeds from sale of property and equipment	235	—
Decrease in restricted cash	8,400	13,070
Net cash used in investing activities	(89,991)	(52,496)
Cash flows from financing activities:
Borrowings under revolving credit agreement	135,000	—
Repayments under revolving credit agreement	(135,000)	—
Excess tax benefit of stock options exercised	24,804	16,497
Principal payments under capital lease obligations	(17)	(19)
Repurchase of shares to satisfy tax obligations	(3,942)	(6,581)
Repurchase of common stock	(69,304)	(102,536)
Net proceeds from issuance of common stock	24,808	18,146
Cash dividends paid to stockholders	(32,113)	(23,046)
Net cash used in financing activities	(55,764)	(97,539)
Net (decrease) increase in cash and cash equivalents	(82,932)	2,135
Cash and cash equivalents at beginning of period	138,630	176,965
Cash and cash equivalents at end of period	$55,698	$179,100
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$276	$86
Income taxes	59,003	22,616
Non-cash accruals for construction in progress	20,637	1,181

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

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date. We had no borrowings under the revolving credit facility at June 29, 2013, December 29, 2012 or June 30, 2012.

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

There were no significant modifications to the Company's share-based compensation plans during the fiscal six months ended June 29, 2013.

For the second quarters of fiscal 2013 and 2012, share-based compensation expense was $3.5 million and $4.8 million, respectively, and $6.9 million and $9.3 million for the first six months of fiscal 2013 and 2012, respectively.

Stock Options

The following summarizes information concerning stock option grants during the first six months of fiscal 2013 and 2012:

	Fiscal six months ended
	June 29, 2013	June 30, 2012
Stock options granted	507,713	560,477
Weighted average exercise price	$103.43	$85.45
Weighted average fair value per option	$29.30	$26.22

As of June 29, 2013, total unrecognized compensation expense related to non-vested stock options was approximately $22.5 million with a remaining weighted average expense recognition period of 1.4 years.

Index

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first six months of fiscal 2013 and 2012:

	Fiscal six months ended
	June 29, 2013	June 30, 2012
Restricted stock units granted	29,932	40,017
Weighted average fair value per share	$103.43	$87.10

As of June 29, 2013, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.0 million with a remaining weighted average expense recognition period of 1.7 years.

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

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended June 29, 2013			Fiscal three months ended June 30, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$123,580	69,672	$1.77	$106,621	71,814	$1.48
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,118	(0.02)	—	1,674	(0.03)
Net income	$123,580	70,790	$1.75	$106,621	73,488	$1.45

	Fiscal six months ended June 29, 2013			Fiscal six months ended June 30, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$167,586	69,537	$2.41	$146,949	71,704	$2.05
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,238	(0.04)	—	1,787	(0.05)
Net income	$167,586	70,775	$2.37	$146,949	73,491	$2.00

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.7 million and 0.6 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and 0.6 million and 0.4 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans).  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At June 29, 2013, there were no outstanding borrowings and $73.9 million outstanding letters of credit under the Senior Credit Facility.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at June 29, 2013), adjusted quarterly based on our leverage ratio.  We

Index

are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at June 29, 2013), adjusted quarterly based on our leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 29, 2013, we were in compliance with all debt covenants.

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

We repurchased 176,825 and 1,106,000 shares of common stock under the share repurchase program for a total cost of $19.4 million and $98.4 million during the second quarter of fiscal 2013 and fiscal 2012, respectively. During the first six months of 2013 and 2012, we repurchased 699,325 and 1,160,700 shares under the share repurchase program for a total cost of $69.3 million and $102.5 million, respectively. As of June 29, 2013, we had remaining authorization under the share repurchase program of $221.9 million exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first six months of fiscal 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.20	February 25, 2013	March 12, 2013
May 1, 2013	$0.26	May 20, 2013	June 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On July 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.26 per share of the Company’s common stock.  The dividend will be paid on September 4, 2013 to stockholders of record as of the close of business on August 19, 2013.

Note 8 – Income Taxes:

Our effective income tax rate increased to 37.4% in the second quarter of fiscal 2013 compared to 37.2% for the second quarter of fiscal 2012, due principally to higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year. For the first six months of 2013, our effective income tax rate decreased to 36.8% compared to 37.1% for the first six months of 2012. The reduction in the tax rate for the six month period resulted primarily from the favorable impact of the reversal of various reserves for uncertain tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of our first quarter, partially offset by higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year. The Company expects the full year effective tax rate will be approximately 36.7%.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 29, 2013, we had contractual commitments related to the construction of our new store support center of approximately $45.3 million.

Letters of Credit

At June 29, 2013, there were $73.9 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Index

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility of $8.4 million increased to $18.3 million, and the restriction on the $8.4 million in restricted cash lapsed.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain additional products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

We are also involved in various litigation matters arising in the ordinary course of business.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, we currently expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three and six months ended June 29, 2013 and June 30, 2012:

	Fiscal three months ended		Fiscal six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product Category:
Livestock and Pet	40%	40%	44%	42%
Seasonal, Gift and Toy Products	25	25	21	22
Hardware, Tools and Truck	22	22	22	22
Agriculture	8	8	6	7
Clothing and Footwear	5	5	7	7
Total	100%	100%	100%	100%

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. This Form 10-Q also contains forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 29, 2013 and June 30, 2012
Net sales increased 12.7% to $1.46 billion for the second quarter of fiscal 2013 from $1.29 billion for the second quarter of fiscal 2012.  Same-store sales for the second quarter of fiscal 2013 were $1.39 billion, a 7.2% increase over the second quarter of fiscal 2012. This compares to a 3.2% same-store sales increase for the second quarter of fiscal 2012. Same-store sales are calculated based on the change in net sales of stores open at least one year and exclude certain adjustments to net sales.

The 2013 same-store sales increase was broad-based and driven by continued strong results in key consumable, usable and edible (C.U.E.) products, principally animal- and pet-related merchandise and seasonal merchandise. C.U.E. products represent certain high-velocity, consumable items from several of our major product categories. We estimate that same-store sales were favorably impacted by approximately 140 basis points due to inflation, principally in livestock feed and dry pet food.

In addition to same-store sales growth in the second quarter of fiscal 2013, sales from stores opened less than one year were $72.3 million for the second quarter of fiscal 2013, which represented 5.6 percentage points of the 12.7% increase over total second quarter fiscal 2012 net sales. Sales from stores opened less than one year were $77.4 million for the second quarter of fiscal 2012, which represented 6.6 percentage points of the 9.6% increase over total second quarter fiscal 2011 net sales.

Index

The following chart summarizes our store growth for the fiscal three months ended June 29, 2013 and June 30, 2012:

	Fiscal three months ended
	June 29, 2013	June 30, 2012
Store Count, Beginning of Period	1,197	1,117
New Stores Opened	26	18
Stores Closed	—	—
Store Count, End of Period	1,223	1,135

Stores Relocated	—	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended June 29, 2013 and June 30, 2012:

	Fiscal three months ended
	June 29, 2013	June 30, 2012
Product Category:
Livestock and Pet	40%	40%
Seasonal, Gift and Toy Products	25	25
Hardware, Tools and Truck	22	22
Agriculture	8	8
Clothing and Footwear	5	5
Total	100%	100%

Gross margin dollars increased 12.1% to $506.1 million for the second quarter of fiscal 2013 from $451.5 million in the second quarter of fiscal 2012.  As a percent of sales, gross margin decreased 10 basis points to 34.8% from 34.9% in the prior year. The decrease in gross margin as a percent of sales resulted primarily from the continued mix shift to lower-margin, freight-intensive C.U.E. products, which contributed to increased transportation costs. These decreases in margin were partially offset by the favorable impact from key margin-enhancing initiatives which include inventory markdown management, strategic sourcing, exclusive branding and price optimization.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 60 basis points to 21.2% in the second quarter of fiscal 2013 from 21.8% in the second quarter of fiscal 2012.  The improvement as a percent of sales was primarily attributable to strong same-store sales growth and expense control with respect to store operating costs, as well as lower year-over-year incentive compensation expense as a percent of sales. Total SG&A expenses increased 9.4% to $308.2 million from $281.6 million in the second quarter of fiscal 2012. This change is due primarily to new store growth, variable costs associated with our same-store sales growth and startup costs relating to the relocation of our southeast distribution center.

Our effective income tax rate increased to 37.4% in the second quarter of fiscal 2013 compared to 37.2% for the second quarter of fiscal 2012, due principally to higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year. The Company expects the full year effective tax rate will be approximately 36.7%.

Net income for the second quarter of fiscal 2013 increased 15.9% to $123.6 million compared to $106.6 million in the second quarter of fiscal 2012.  Net income per diluted share for the second quarter of fiscal 2013 increased to $1.75 from $1.45 in the second quarter of fiscal 2012.

Fiscal Six Months Ended June 29, 2013 and June 30, 2012
Net sales increased 9.9% to $2.54 billion for the first six months of fiscal 2013 from $2.31 billion for the first six months of fiscal 2012.  Same-store sales for the first six months of fiscal 2013 were $2.41 billion, a 4.2% increase over the first six months of fiscal 2012. This compares to a 6.7% same-store sales increase for the first six months of fiscal 2012. The 2013 same-store sales increase was driven primarily by continued strong results in key consumable, usable and edible (C.U.E.) products, principally animal- and pet-related merchandise. We estimate that same-store sales were favorably impacted by approximately 140 basis points due to inflation, principally in livestock feed and dry pet food.

Index

In addition to same-store sales growth in the first six months of fiscal 2013, sales from stores opened less than one year were $134.5 million for the first six months of fiscal 2013, which represented 5.8 percentage points of the 9.9% increase over total first six months fiscal 2012 net sales. Sales from stores opened less than one year were $136.3 million for the first six months of fiscal 2012, which represented 6.8 percentage points of the 14.8% increase over total first six months fiscal 2011 net sales.

The following chart summarizes our store growth for the fiscal six months ended June 29, 2013 and June 30, 2012:

	Fiscal six months ended
	June 29, 2013	June 30, 2012
Store Count, Beginning of Period	1,176	1,085
New Stores Opened	48	51
Stores Closed	(1)	(1)
Store Count, End of Period	1,223	1,135

Stores Relocated	—	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended June 29, 2013 and June 30, 2012:

	Fiscal six months ended
	June 29, 2013	June 30, 2012
Product Category:
Livestock and Pet	44%	42%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	21	22
Clothing and Footwear	7	7
Agriculture	6	7
Total	100%	100%

Gross margin increased 9.4% to $858.2 million for the first six months of fiscal 2013 from $784.3 million in the first six months of fiscal 2012.  As a percent of sales, gross margin decreased 10 basis points to 33.8% for the first six months of fiscal 2013 compared to 33.9% for the comparable period in fiscal 2012. The decrease in gross margin as a percent of sales resulted from the continued mix shift to lower-margin, freight-intensive C.U.E. products, which contributed to increased transportation costs. These decreases in margin were partially offset by the favorable impact from key margin-enhancing initiatives which include inventory markdown management, strategic sourcing, exclusive branding and price optimization.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 40 basis points to 23.4% in the first six months of fiscal 2013 from 23.8% in the first six months of fiscal 2012.  The SG&A improvement as a percent of sales for the first six months of 2013 was primarily attributable to lower year-over-year incentive compensation expense and same-store sales growth and expense control with respect to store operating costs.  Total SG&A expenses increased 7.7% to $592.3 million from $550.0 million in the first six months of fiscal 2012.  This change is due primarily to new store growth and variable costs associated with our same-store sales growth.

For the first six months of 2013, our effective income tax rate decreased to 36.8% compared to 37.1% for the first six months of 2012. The reduction in the tax rate for the six month period resulted primarily from the favorable impact of the reversal of various reserves for uncertain tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of our first quarter, partially offset by higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year.

Net income for the first six months of fiscal 2013 increased 14.0% to $167.6 million compared to $146.9 million in the first six months of fiscal 2012.  Net income per diluted share for the first six months of fiscal 2013 increased to $2.37 from $2.00 in the first six months of fiscal 2012.

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

At June 29, 2013, the Company had working capital of $626.2 million, which increased $56.7 million from December 29, 2012 and decreased $37.3 million from June 30, 2012.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 29, 2013	December 29, 2012	Variance	June 30, 2012	Variance
Current assets:
Cash and cash equivalents	$55.7	$138.6	$(82.9)	$179.1	$(123.4)
Restricted cash	—	8.4	(8.4)	8.8	(8.8)
Inventories	1,082.9	908.1	174.8	946.9	136.0
Prepaid expenses and other current assets	52.7	51.8	0.9	56.3	(3.6)
Deferred income taxes	14.4	23.1	(8.7)	7.1	7.3
	1,205.7	1,130.0	75.7	1,198.2	7.5
Current liabilities:
Accounts payable	360.8	320.4	40.4	314.8	46.0
Accrued employee compensation	26.8	48.4	(21.6)	29.3	(2.5)
Other accrued expenses	138.4	148.3	(9.9)	126.4	12.0
Income taxes payable	53.5	43.4	10.1	64.2	(10.7)
	579.5	560.5	19.0	534.7	44.8
Working capital	$626.2	$569.5	$56.7	$663.5	$(37.3)

In comparison to December 29, 2012, working capital as of June 29, 2013 was impacted most significantly by changes in our cash, inventory, accounts payable and accrued employee compensation.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, principally related to new store construction, construction of the new distribution center in Macon, GA, which is the relocation of our current southeast distribution center in Braselton, GA, and construction of the new store support center in Brentwood, TN.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth, strategic inventory purchases in key categories and additional inventory build to support the relocation of the southeast distribution center in the third quarter.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

In comparison to June 30, 2012, working capital as of June 29, 2013 was impacted most significantly by changes in our cash, inventories and accounts payable.

•
The decrease in cash is primarily attributable to common stock repurchases and capital expenditures, offset in part by increased earnings. Since the second quarter of fiscal 2012, we repurchased approximately 2.6 million shares of common stock under the share repurchase program at a total cost of $238.6 million. Capital expenditures of $186.0 million since the second quarter of fiscal 2012 reflect funding to support new store growth, construction of a new distribution center, technology upgrades to enhance our customer experience in our retail stores and on-line, as well as land and construction costs for our new store support center.

•
The increase in inventories and accounts payable is primarily a result of new store growth and increased average inventory per store of 4.7%. The increase in inventory on a per store basis is related to maintaining inventory in spring categories due to the extended spring weather, strategic early third quarter inventory purchases in key categories and additional inventory build to support the relocation of the southeast distribution center in the third quarter.

Index

Operating activities provided net cash of $62.8 million and $152.2 million in the first six months of fiscal 2013 and fiscal 2012, respectively.  The $89.4 million decrease in net cash provided by operating activities in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 29, 2013	June 30, 2012	Variance
Net income	$167.6	$146.9	$20.7
Depreciation and amortization	46.9	44.2	2.7
Stock compensation expense	6.9	9.3	(2.4)
Excess tax benefit of stock options exercised	(24.8)	(16.5)	(8.3)
Deferred income taxes	4.5	(5.9)	10.4
Inventories and accounts payable	(134.3)	(67.8)	(66.5)
Prepaid expenses and other current assets	(0.9)	(4.6)	3.7
Accrued expenses	(41.3)	(25.4)	(15.9)
Income taxes payable	34.9	68.8	(33.9)
Other, net	3.3	3.2	0.1
Net cash provided by operating activities	$62.8	$152.2	$(89.4)

The $89.4 million decrease in net cash provided by operating activities in the first six months of fiscal 2013 compared with the first six months of fiscal 2012 primarily relates to increased inventory levels and income tax payments. Inventory, net of accounts payable, was a larger use of operating funds in the first six months of fiscal 2013 than in the same period last year due to new store growth, an increase in seasonal inventory and timing of receipts and payments. Income taxes payable decreased due to the timing of estimated tax payments.

Investing activities used cash of $90.0 million and $52.5 million in the first six months of fiscal 2013 and fiscal 2012, respectively. The majority of the increase in investing activity relates to our capital expenditures, which is partially offset by the change in restricted cash. The decrease in restricted cash during the first six months of fiscal 2013 and fiscal 2012 relates to less cash required as collateral for an outstanding letter of credit at a financial institution outside of the Senior Credit Facility. Capital expenditures related to our significant store expansion, coupled with distribution network expansion, new store support center and other required investments in infrastructure for the first six months of fiscal 2013 and fiscal 2012 were as follows (in millions):

	Fiscal six months ended
	June 29, 2013	June 30, 2012
Distribution center capacity and improvements	$33.1	$3.0
New and relocated stores and stores not yet opened	29.9	31.0
Information technology	14.7	13.1
Corporate and other	12.1	0.4
Existing stores	5.5	7.9
Purchase of previously leased stores	3.3	10.2
	$98.6	$65.6

The above table reflects 48 new stores in the first six months of fiscal 2013, compared to 51 new stores during the first six months of fiscal 2012. We expect to open approximately 100 to 105 new stores during fiscal 2013 compared to 93 new stores in fiscal 2012. The increase in distribution center capacity and improvements in the first six month of fiscal 2013 compared to the first six months of fiscal 2012 is primarily due to the construction of our new Macon, GA distribution center, which is the relocation of our current southeast distribution center in Braselton, GA. The increase in corporate and other in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 is primarily due to the construction of our new store support center in Brentwood, TN.

Index

Financing activities used cash of $55.8 million and $97.5 million in the first six months of fiscal 2013 and fiscal 2012, respectively.  This change in net cash used in financing activities is largely due to $33.2 million less in common stock repurchases during the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans.  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At June 29, 2013, there were no outstanding borrowings and $73.9 million outstanding letters of credit under the Senior Credit Facility. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at June 29, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at June 29, 2013), adjusted quarterly based on our leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 29, 2013, we were in compliance with all debt covenants.

We believe that our existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution center capacity, through the end of fiscal 2014.

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

We repurchased 176,825 and 1,106,000 shares of common stock under the share repurchase program for a total cost of $19.4 million and $98.4 million during the second quarter of fiscal 2013 and fiscal 2012, respectively. During the first six months of 2013 and 2012, we repurchased 699,325 and 1,160,700 shares under the share repurchase program for a total cost of $69.3 million and $102.5 million, respectively. As of June 29, 2013, we had remaining authorization under the share repurchase program of $221.9 million exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first six months of fiscal 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.20	February 25, 2013	March 12, 2013
May 1, 2013	$0.26	May 20, 2013	June 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On July 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.26 per share of the Company’s common stock.  The dividend will be paid on September 4, 2013 to stockholders of record as of the close of business on August 19, 2013.

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

Index

Significant Contractual Obligations and Commercial Commitments

At June 29, 2013, we had contractual commitments related to the construction of our new store support center of approximately $45.3 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2012.

At June 29, 2013, there were $73.9 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at June 29, 2013 and June 30, 2012) or LIBOR (0.20% at June 29, 2013 and June 30, 2012) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at June 29, 2013 and June 30, 2012), adjusted quarter based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at June 29, 2013 and June 30, 2012), adjusted quarterly based on our leverage ratio.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 29, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2013, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain additional products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  We do not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

We are also involved in various litigation matters arising in the ordinary course of business.  We believe that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, we currently expect these matters will be resolved without material adverse effect on our consolidated financial position, results of operations or cash flows.

Index

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $1.0 billion through April 2015. Stock repurchase activity during the second quarter of fiscal 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2013 – April 27, 2013	50,450	$104.57	50,450	$236,032,496
April 28, 2013 – May 25, 2013	46,100	112.32	46,100	230,855,740
May 26, 2013 – June 29, 2013	80,275	111.95	80,275	221,870,716
Total	176,825	$109.94	176,825	$221,870,716

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2013, filed with the SEC on August 5, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 29, 2013, December 29, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 29, 2013 and June 30, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 29, 2013 and June 30, 2012, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 5, 2013	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)