Form 10-Q
period 2013-09-28
TRACTOR SUPPLY CO /DE/
filed 2013-11-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2013
Common Stock, $.008 par value	139,587,064

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 28, 2013	December 29, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,988	$138,630	$70,185
Restricted cash	—	8,400	8,400
Inventories	1,142,013	908,116	1,020,140
Prepaid expenses and other current assets	45,794	51,808	50,892
Deferred income taxes	19,823	23,098	12,307
Total current assets	1,253,618	1,130,052	1,161,924
Property and equipment:
Land	72,225	61,522	51,665
Buildings and improvements	556,153	511,188	499,695
Furniture, fixtures and equipment	395,159	350,224	340,285
Computer software and hardware	141,986	109,121	112,523
Construction in progress	55,022	37,122	33,000
	1,220,545	1,069,177	1,037,168
Accumulated depreciation and amortization	(586,149)	(519,179)	(508,169)
Property and equipment, net	634,396	549,998	528,999
Goodwill	10,258	10,258	10,258
Deferred income taxes	5,283	—	—
Other assets	15,751	16,500	15,122
Total assets	$1,919,306	$1,706,808	$1,716,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403,521	$320,392	$362,059
Accrued employee compensation	28,398	48,400	29,221
Other accrued expenses	136,234	148,316	125,884
Current portion of capital lease obligations	39	38	35
Income taxes payable	2,323	43,359	24,834
Total current liabilities	570,515	560,505	542,033
Revolving credit loan	40,000	—	—
Capital lease obligations, less current maturities	1,214	1,242	1,255
Deferred income taxes	—	1,477	2,478
Deferred rent	76,914	76,236	77,414
Other long-term liabilities	46,152	42,374	38,910
Total liabilities	734,795	681,834	662,090
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 200,000 shares authorized; 165,722, 163,390 and 163,080 shares issued; 139,587, 139,008 and 141,126 shares outstanding at September 28, 2013, December 29, 2012 and September 29, 2012, respectively	1,326	1,307	1,305
Additional paid-in capital	429,144	361,106	347,793
Treasury stock – at cost, 26,135, 24,382 and 21,954 shares at September 28, 2013, December 29, 2012 and September 29, 2012, respectively	(799,773)	(709,172)	(601,213)
Retained earnings	1,553,814	1,371,733	1,306,328
Total stockholders’ equity	1,184,511	1,024,974	1,054,213
Total liabilities and stockholders’ equity	$1,919,306	$1,706,808	$1,716,303
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$1,208,090	$1,065,638	$3,749,695	$3,377,954
Cost of merchandise sold	792,424	708,467	2,475,798	2,236,522
Gross profit	415,666	357,171	1,273,897	1,141,432
Selling, general and administrative expenses	287,859	257,184	833,269	763,036
Depreciation and amortization	26,137	22,208	73,056	66,380
Operating income	101,670	77,779	367,572	312,016
Interest expense, net	350	241	1,085	855
Income before income taxes	101,320	77,538	366,487	311,161
Income tax expense	36,553	27,517	134,134	114,191
Net income	$64,767	$50,021	$232,353	$196,970

Net income per share – basic	$0.46	$0.35	$1.67	$1.38
Net income per share – diluted	$0.46	$0.35	$1.64	$1.35

Weighted average shares outstanding:
Basic	139,524	141,482	139,304	142,766
Diluted	141,726	144,626	141,689	146,196

Dividends declared per common share outstanding	$0.13	$0.10	$0.36	$0.26

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$232,353	$196,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,056	66,380
Gain on disposition of property and equipment	(170)	(65)
Stock compensation expense	10,349	14,051
Excess tax benefit of stock options exercised	(31,626)	(19,738)
Deferred income taxes	(3,485)	(14,789)
Change in assets and liabilities:
Inventories	(233,897)	(189,321)
Prepaid expenses and other current assets	6,014	836
Accounts payable	83,129	95,650
Accrued employee compensation	(20,002)	(19,040)
Other accrued expenses	(12,982)	(11,613)
Income taxes payable	(9,410)	32,698
Other	5,281	3,822
Net cash provided by operating activities	98,610	155,841
Cash flows from investing activities:
Capital expenditures	(156,791)	(111,176)
Proceeds from sale of property and equipment	331	321
Decrease in restricted cash	8,400	13,470
Net cash used in investing activities	(148,060)	(97,385)
Cash flows from financing activities:
Borrowings under revolving credit agreement	175,000	—
Repayments under revolving credit agreement	(135,000)	—
Excess tax benefit of stock options exercised	31,626	19,738
Principal payments under capital lease obligations	(27)	(27)
Repurchase of shares to satisfy tax obligations	(3,942)	(6,581)
Repurchase of common stock	(90,601)	(163,840)
Net proceeds from issuance of common stock	30,024	22,710
Cash dividends paid to stockholders	(50,272)	(37,236)
Net cash used in financing activities	(43,192)	(165,236)
Net decrease in cash and cash equivalents	(92,642)	(106,780)
Cash and cash equivalents at beginning of period	138,630	176,965
Cash and cash equivalents at end of period	$45,988	$70,185
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$406	$1,143
Income taxes	148,519	95,577
Non-cash accruals for construction in progress	11,798	8,911

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

The presentation of non-cash accruals for construction in progress on the unaudited condensed consolidated statements of cash flows was changed to conform to the presentation used in the current period.

On August 28, 2013, our Board of Directors declared a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 26, 2013, stockholders of record at the close of business on September 18, 2013, received one additional share of common stock for each share owned by such stockholder. All share and per-share information in the Quarterly Report on Form 10-Q has been retroactively restated to reflect the stock split. The total number of authorized common shares and the par value of each share was not changed by the split.

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

Our financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date. We had $40.0 million in borrowings under the revolving credit facility at September 28, 2013. We had no borrowings outstanding under the Senior Credit Facility at December 29, 2012 or September 29, 2012. Based on current market interest rates, the carrying value of our revolving credit facility approximates fair value.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company's share-based compensation plans during the fiscal nine months ended September 28, 2013. In connection with the 2013 stock split as discussed in Note 1, the number of shares of our common stock that are reserved under the 2009 Stock Incentive Plan increased from 6.2 million to 12.4 million and the number of shares of our common stock that are reserved under the ESPP increased from 8.0 million to 16.0 million.

For the third quarters of fiscal 2013 and 2012, share-based compensation expense was $3.4 million and $4.7 million, respectively, and $10.3 million and $14.1 million for the first nine months of fiscal 2013 and 2012, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first nine months of fiscal 2013 and 2012:

	Fiscal nine months ended
	September 28, 2013	September 29, 2012
Stock options granted	1,022,426	1,140,554
Weighted average exercise price	$51.77	$42.77
Weighted average fair value per option	$14.66	$13.13

As of September 28, 2013, total unrecognized compensation expense related to non-vested stock options was approximately $18.0 million with a remaining weighted average expense recognition period of 1.4 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first nine months of fiscal 2013 and 2012:

	Fiscal nine months ended
	September 28, 2013	September 29, 2012
Restricted stock units granted	59,864	80,034
Weighted average fair value per share	$51.72	$43.55

As of September 28, 2013, total unrecognized compensation expense related to non-vested restricted stock units was approximately $3.5 million with a remaining weighted average expense recognition period of 1.8 years.

Note 4 - Net Income Per Share:

We present both basic and diluted net income per share on the face of the unaudited condensed consolidated statements of income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average dilutive shares outstanding. Dilutive shares are computed using the treasury stock method for stock options and restricted stock units. Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended September 28, 2013			Fiscal three months ended September 29, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$64,767	139,524	$0.46	$50,021	141,482	$0.35
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,202	—	—	3,144	—
Net income	$64,767	141,726	$0.46	$50,021	144,626	$0.35

Index

	Fiscal nine months ended September 28, 2013			Fiscal nine months ended September 29, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$232,353	139,304	$1.67	$196,970	142,766	$1.38
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,385	(0.03)	—	3,430	(0.03)
Net income	$232,353	141,689	$1.64	$196,970	146,196	$1.35

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.7 million and 0.8 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and 1.2 million and 0.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Note 5 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans).  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At September 28, 2013, there were $40.0 million in outstanding borrowings and $47.3 million outstanding letters of credit under the Senior Credit Facility.  Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 28, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 28, 2013), adjusted quarterly based on our leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 28, 2013, we were in compliance with all debt covenants.

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

We repurchased 352,886 and 1,361,410 shares of common stock under the share repurchase program for a total cost of $21.3 million and $61.3 million during the third quarters of fiscal 2013 and fiscal 2012, respectively. During the first nine months of 2013 and 2012, we repurchased 1,751,536 and 3,682,810 shares under the share repurchase program for a total cost of $90.6 million and $163.8 million, respectively. As of September 28, 2013, we had remaining authorization under the share repurchase program of $200.6 million, exclusive of any fees, commissions, or other expenses.

Note 7 – Dividends:

During the first nine months of fiscal 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.10	February 25, 2013	March 12, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Index

On October 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per share of the Company’s common stock.  The dividend will be paid on December 3, 2013 to stockholders of record as of the close of business on November 18, 2013.

Note 8 – Income Taxes:

The effective income tax rate increased to 36.1% in the third quarter of fiscal 2013 compared to 35.5% for the third quarter of fiscal 2012, due principally to higher effective state tax rates, reduced federal tax credits and a smaller benefit from disqualified incentive stock options relative to the prior year. For the first nine months of 2013, the effective income tax rate slightly decreased to 36.6% compared to 36.7% for the first nine months of 2012. The reduction in the tax rate for the nine month period resulted primarily from the favorable impact of the reversal of various reserves for uncertain tax positions, partially offset by higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year. The Company expects the full year effective tax rate will be approximately 36.6%.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 28, 2013, we had contractual commitments related to the construction of our new store support center of approximately $33.3 million.

Letters of Credit

At September 28, 2013, there were $47.3 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility of $8.4 million increased to $18.3 million, and the restriction on $8.4 million in restricted cash lapsed.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain additional products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

The Company is also involved in various litigation matters arising in the ordinary course of business.  The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Index

Note 10 – Segment Reporting:

Tractor Supply Company has one reportable segment, which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three and nine months ended September 28, 2013 and September 29, 2012:

	Fiscal three months ended		Fiscal nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product Category:
Livestock and Pet	45%	45%	45%	43%
Hardware, Tools and Truck	24	24	22	23
Seasonal, Gift and Toy Products	18	18	20	21
Agriculture	6	6	6	6
Clothing and Footwear	7	7	7	7
Total	100%	100%	100%	100%

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

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, the ability to manage expenses successfully and execute our key gross margin-enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, failure to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of privacy, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to secure or develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting and changes in accounting standards, assumptions and estimates.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. Extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes and droughts can have an impact on our sales and results of operations. Our strategy is to remain flexible and react to extreme weather conditions by changing assortments in stores affected by the weather conditions and redirecting inventories to these stores. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season.

Stock Split

On August 28, 2013, our Board of Directors declared a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 26, 2013, stockholders of record at the close of business on September 18, 2013, received one additional share of common stock for each share owned by such stockholder. All share and per-share information in this Quarterly Report on Form 10-Q has been retroactively restated to reflect the stock split. The total number of authorized common shares and the par value of each share was not changed by the split.

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 28, 2013 and September 29, 2012
Net sales increased 13.4% to $1.21 billion for the third quarter of fiscal 2013 from $1.07 billion for the third quarter of fiscal 2012.  Comparable store sales for the third quarter of fiscal 2013 were $1.15 billion, a 7.5% increase over the third quarter of fiscal 2012. This compares to a 2.9% comparable store sales increase for the third quarter of fiscal 2012. Comparable store sales are calculated based on the change in net sales of stores open at least one year and exclude certain adjustments to net sales.

The 2013 comparable store sales increase was broad-based and driven by strong results in key consumable, usable and edible (C.U.E.) products as well as seasonal merchandise. C.U.E. products represent certain high-velocity, consumable items from several of our major product categories. Additionally, sales benefited from an extended spring selling season that resulted from mild temperatures through much of the quarter. We estimate that comparable store sales were favorably impacted by approximately 100 basis points due to inflation, principally in pet food and animal products.

In addition to comparable store sales growth in the third quarter of fiscal 2013, sales from stores opened less than one year were $62.2 million for the third quarter of fiscal 2013, which represented 5.8 percentage points of the 13.4% increase over total third quarter fiscal 2012 net sales. Sales from stores opened less than one year were $64.1 million for the third quarter of fiscal 2012, which represented 6.6 percentage points of the 9.0% increase over total third quarter fiscal 2011 net sales.

The following chart summarizes our store growth for the fiscal three months ended September 28, 2013 and September 29, 2012:

	Fiscal three months ended
	September 28, 2013	September 29, 2012
Store Count, Beginning of Period	1,223	1,135
New Stores Opened	23	17
Stores Closed	(1)	(1)
Store Count, End of Period	1,245	1,151

Stores Relocated	2	—

Index

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 28, 2013 and September 29, 2012:

	Fiscal three months ended
	September 28, 2013	September 29, 2012
Product Category:
Livestock and Pet	45%	45%
Hardware, Tools and Truck	24	24
Seasonal, Gift and Toy Products	18	18
Agriculture	6	6
Clothing and Footwear	7	7
Total	100%	100%

Gross profit increased 16.4% to $415.7 million for the third quarter of fiscal 2013 from $357.2 million in the third quarter of fiscal 2012.  As a percent of sales, gross margin increased 90 basis points to 34.4% from 33.5% in the prior year. The increase in gross margin as a percent of sales resulted from the favorable impact of our key gross margin enhancing initiatives as well as a strong sell-through of spring seasonal products, resulting in fewer markdowns. Key margin enhancing initiatives include inventory markdown management, strategic sourcing, exclusive branding and price optimization. These increases were partially offset by the continued mix shift to lower-margin, freight-intensive C.U.E. products.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 20 basis points to 26.0% in the third quarter of fiscal 2013 from 26.2% in the third quarter of fiscal 2012.  The expense leverage was primarily attributable to strong comparable store sales growth and was partially offset by 40 basis points of one-time costs related to the relocation of our Southeast distribution center and corporate data center. Total SG&A expenses increased 12.4% to $314.0 million from $279.4 million in the third quarter of fiscal 2012. This change was due primarily to new store growth, variable costs associated with our comparable store sales growth and one-time costs related to the relocation of our Southeast distribution center and corporate data center.

The effective income tax rate increased to 36.1% in the third quarter of fiscal 2013 compared to 35.5% for the third quarter of fiscal 2012, due principally to higher effective state tax rates, reduced federal tax credits and a smaller benefit from disqualified incentive stock options relative to the prior year. The Company expects the full year effective tax rate will be approximately 36.6%.

Net income for the third quarter of fiscal 2013 increased 29.5% to $64.8 million compared to $50.0 million in the third quarter of fiscal 2012.  Net income per diluted share for the third quarter of fiscal 2013 increased to $0.46 from $0.35 in the third quarter of fiscal 2012.

Fiscal Nine Months Ended September 28, 2013 and September 29, 2012
Net sales increased 11.0% to $3.75 billion for the first nine months of fiscal 2013 from $3.38 billion for the first nine months of fiscal 2012.  Comparable store sales for the first nine months of fiscal 2013 were $3.56 billion, a 5.3% increase over the first nine months of fiscal 2012. This compares to a 5.5% comparable store sales increase for the first nine months of fiscal 2012. The 2013 comparable store sales increase was driven primarily by continued strong results in key C.U.E. products, principally animal- and pet-related merchandise. We estimate that comparable store sales were favorably impacted by approximately 130 basis points due to inflation, principally in pet food and livestock feed.

In addition to comparable store sales growth in the first nine months of fiscal 2013, sales from stores opened less than one year were $196.7 million for the first nine months of fiscal 2013, which represented 5.8 percentage points of the 11.0% increase over total first nine months fiscal 2012 net sales. Sales from stores opened less than one year were $200.4 million for the first nine months of fiscal 2012, which represented 6.7 percentage points of the 12.9% increase over total first nine months fiscal 2011 net sales.

Index

The following chart summarizes our store growth for the fiscal nine months ended September 28, 2013 and September 29, 2012:

	Fiscal nine months ended
	September 28, 2013	September 29, 2012
Store Count, Beginning of Period	1,176	1,085
New Stores Opened	71	68
Stores Closed	(2)	(2)
Store Count, End of Period	1,245	1,151

Stores Relocated	2	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 28, 2013 and September 29, 2012:

	Fiscal nine months ended
	September 28, 2013	September 29, 2012
Product Category:
Livestock and Pet	45%	43%
Hardware, Tools and Truck	22	23
Seasonal, Gift and Toy Products	20	21
Clothing and Footwear	7	7
Agriculture	6	6
Total	100%	100%

Gross profit increased 11.6% to $1.27 billion for the first nine months of fiscal 2013 from $1.14 billion in the first nine months of fiscal 2012.  As a percent of sales, gross margin increased 20 basis points to 34.0% for the first nine months of fiscal 2013 compared to 33.8% for the comparable period in fiscal 2012. The increase in gross margin as a percent of sales resulted from the favorable impact from our key gross margin enhancing initiatives. This increase in gross margin was partially offset by the continued mix shift to lower-margin, freight-intensive C.U.E. products, which contributed to increased transportation costs.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 40 basis points to 24.2% in the first nine months of fiscal 2013 from 24.6% in the first nine months of fiscal 2012.  The SG&A improvement as a percent of sales for the first nine months of 2013 was primarily attributable to comparable store sales growth and was partially offset by one-time costs related to the relocation of our Southeast distribution center and corporate data center. Total SG&A expenses increased 9.3% to $906.3 million from $829.4 million in the first nine months of fiscal 2012.  This change is due primarily to new store growth and variable costs associated with our comparable store sales growth.

For the first nine months of 2013, the effective income tax rate decreased slightly to 36.6% compared to 36.7% for the first nine months of 2012. The reduction in the tax rate for the nine month period resulted primarily from the favorable impact of the reversal of various reserves for uncertain tax positions, partially offset by higher effective state tax rates and a smaller benefit from disqualified incentive stock options relative to the prior year.

Net income for the first nine months of fiscal 2013 increased 18.0% to $232.4 million compared to $197.0 million in the first nine months of fiscal 2012.  Net income per diluted share for the first nine months of fiscal 2013 increased to $1.64 from $1.35 in the first nine months of fiscal 2012.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center and store support center capacity and improvements, information technology, inventory purchases, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

Index

At September 28, 2013, the Company had working capital of $683.1 million, which increased $113.6 million from December 29, 2012 and increased $63.2 million from September 29, 2012.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 28, 2013	December 29, 2012	Variance	September 29, 2012	Variance
Current assets:
Cash and cash equivalents	$46.0	$138.6	$(92.6)	$70.2	$(24.2)
Restricted cash	—	8.4	(8.4)	8.4	(8.4)
Inventories	1,142.0	908.1	233.9	1,020.1	121.9
Prepaid expenses and other current assets	45.8	51.8	(6.0)	50.9	(5.1)
Deferred income taxes	19.8	23.1	(3.3)	12.3	7.5
	1,253.6	1,130.0	123.6	1,161.9	91.7
Current liabilities:
Accounts payable	403.5	320.4	83.1	362.1	41.4
Accrued employee compensation	28.4	48.4	(20.0)	29.2	(0.8)
Other accrued expenses	136.3	148.3	(12.0)	125.9	10.4
Income taxes payable	2.3	43.4	(41.1)	24.8	(22.5)
	570.5	560.5	10.0	542.0	28.5
Working capital	$683.1	$569.5	$113.6	$619.9	$63.2

In comparison to December 29, 2012, working capital as of September 28, 2013 was impacted most significantly by changes in our cash, inventory, accounts payable, accrued employee compensation and income taxes payable.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, offset in part by earnings from operations and incremental borrowings under the Senior Credit Facility. Capital expenditures are principally related to new store construction, construction of the new distribution center in Macon, GA, which is the relocation of our former Southeast distribution center in Braselton, GA, and construction of the new store support center in Brentwood, TN.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth, strategic early fourth quarter inventory purchases in key categories and additional inventory to support the relocation of the Southeast distribution center in the third quarter.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

•	The decrease in income taxes payable is primarily due to timing of tax payments.

In comparison to September 29, 2012, working capital as of September 28, 2013 was impacted most significantly by changes in our cash, inventories, accounts payable and income taxes payable.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, offset in part by earnings from operations and incremental borrowings under the Senior Credit Facility. Since the third quarter of fiscal 2012, we repurchased approximately 4.2 million shares of common stock under the share repurchase program at a total cost of $198.6 million. Capital expenditures of $198.5 million since the third quarter of fiscal 2012 reflect funding to support new store growth, construction of a new distribution center, technology upgrades to enhance our customer experience in our retail stores and on-line, as well as land and construction costs for our new store support center.

•
The increase in inventories and accounts payable is primarily a result of new store growth and increased average inventory per store of 2.8%. The increase in average inventory per store is related to strategic early fourth quarter inventory purchases in key categories and additional inventory build to support the relocation of the Southeast distribution center in the third quarter.

•	The decrease in income taxes payable is primarily due to timing of tax payments.

Index

Operating activities provided net cash of $98.6 million and $155.8 million in the first nine months of fiscal 2013 and fiscal 2012, respectively.  The $57.2 million decrease in net cash provided by operating activities in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 28, 2013	September 29, 2012	Variance
Net income	$232.4	$197.0	$35.4
Depreciation and amortization	73.1	66.4	6.7
Stock compensation expense	10.3	14.1	(3.8)
Excess tax benefit of stock options exercised	(31.6)	(19.7)	(11.9)
Deferred income taxes	(3.5)	(14.8)	11.3
Inventories and accounts payable	(150.8)	(93.7)	(57.1)
Prepaid expenses and other current assets	6.0	0.8	5.2
Accrued expenses	(33.0)	(30.7)	(2.3)
Income taxes payable	(9.4)	32.7	(42.1)
Other, net	5.1	3.7	1.4
Net cash provided by operating activities	$98.6	$155.8	$(57.2)

The $57.2 million decrease in net cash provided by operating activities in the first nine months of fiscal 2013 compared with the first nine months of fiscal 2012 primarily relates to increased inventory levels and income tax payments, partially offset by stronger earnings. Inventory, net of accounts payable, was a larger use of operating funds in the first nine months of fiscal 2013 than in the same period last year due to new store growth, an increase in seasonal inventory and timing of receipts and payments. Income taxes payable decreased due to the timing of estimated tax payments.

Investing activities used cash of $148.1 million and $97.4 million in the first nine months of fiscal 2013 and fiscal 2012, respectively. The majority of the increase in investing activity relates to our capital expenditures and the change in restricted cash. The decrease in restricted cash during the first nine months of fiscal 2013 and fiscal 2012 relates to less cash required as collateral for an outstanding letter of credit at a financial institution outside of the Senior Credit Facility. Capital expenditures related to our significant store expansion, in addition to distribution network expansion, new store support center and other required investments in infrastructure for the first nine months of fiscal 2013 and fiscal 2012 were as follows (in millions):

	Fiscal nine months ended
	September 28, 2013	September 29, 2012
New and relocated stores and stores not yet opened	$51.5	$43.7
Distribution center capacity and improvements	40.9	10.4
Corporate and other	25.0	11.6
Information technology	22.8	20.4
Existing stores	13.1	15.2
Purchase of previously leased stores	3.5	9.9
	$156.8	$111.2

The above table reflects 71 new stores in the first nine months of fiscal 2013, compared to 68 new stores during the first nine months of fiscal 2012. We expect to open approximately 100 to 102 new stores during fiscal 2013 compared to 93 new stores in fiscal 2012. The increase in distribution center capacity and improvements in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 is primarily due to the construction of our new Macon, GA distribution center, which is the relocation of our former Southeast distribution center in Braselton, GA. The increase in corporate and other in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 is primarily due to the construction of our new store support center in Brentwood, TN.

Financing activities used cash of $43.2 million and $165.2 million in the first nine months of fiscal 2013 and fiscal 2012, respectively.  This change in net cash used in financing activities is largely due to $73.2 million less in common stock repurchases

Index

and $40.0 million more in borrowings, net of repayments, under the Senior Credit Facility, during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans).  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  At September 28, 2013, there were $40.0 million in outstanding borrowings and $47.3 million outstanding letters of credit under the Senior Credit Facility. Borrowings bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 28, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 28, 2013), adjusted quarterly based on our leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 28, 2013, we were in compliance with all debt covenants.

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

We repurchased 352,886 and 1,361,410 shares of common stock under the share repurchase program for a total cost of $21.3 million and $61.3 million during the third quarters of fiscal 2013 and fiscal 2012, respectively. During the first nine months of 2013 and 2012, we repurchased 1,751,536 and 3,682,810 shares under the share repurchase program for a total cost of $90.6 million and $163.8 million, respectively. As of September 28, 2013, we had remaining authorization under the share repurchase program of $200.6 million, exclusive of any fees, commissions, or other expenses.

Dividends

We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.  During the first nine months of fiscal 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 6, 2013	$0.10	February 25, 2013	March 12, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On October 30, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per share of the Company’s common stock.  The dividend will be paid on December 3, 2013 to stockholders of record as of the close of business on November 18, 2013.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. We typically lease buildings for retail stores and offices rather than acquiring these assets which allows us to utilize financial capital to operate the business

Index

rather than invest in fixed assets.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At September 28, 2013, we had contractual commitments related to the construction of our new store support center of approximately $33.3 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2012.

At September 28, 2013, there were $47.3 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility of $8.4 million increased to $18.3 million, and the restriction on $8.4 million in restricted cash lapsed.

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

See the Notes to the Unaudited Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 for a discussion of our critical accounting policies.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at September 28, 2013 and September 29, 2012) or LIBOR (0.18% and 0.21% at September 28, 2013 and September 29, 2012, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 28, 2013 and September 29, 2012), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 28, 2013 and September 29, 2012), adjusted quarterly based on our leverage ratio.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 28, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2013, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  In addition, the EPA in May 2012 provided the Company with a summary of preliminary findings based on inspections of certain additional products sold by the Company. In the fourth quarter of 2012, the EPA informed the Company of its position that many of the issues identified in its preliminary findings constitute violations of the Clean Air Act. The Company is working with the vendors of these products to provide additional information to EPA. The Company intends to seek reimbursement from its vendors for any penalties paid as part of a settlement of these matters. The Company does not expect the resolution of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

The Company is also involved in various litigation matters arising in the ordinary course of business.  The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Index

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $1.0 billion through April 2015. Stock repurchase activity during the third quarter of fiscal 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2013 – July 27, 2013	18,000	$57.96	18,000	$220,827,728
July 28, 2013 – August 24, 2013	233,136	60.12	233,136	206,815,270
August 25, 2013 – September 28, 2013	101,750	61.31	101,750	200,578,283
Total	352,886	$60.35	352,886	$200,578,283

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2013, filed with the SEC on November 4, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 28, 2013, December 29, 2012 and September 29, 2012, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 28, 2013 and September 29, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 28, 2013 and September 29, 2012, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 4, 2013	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)