Form 10-K
TRACTOR SUPPLY CO /DE/
filed 2014-02-19
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.0 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 25, 2014
Common Stock, $.008 par value	139,559,289
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to secure or develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company and Del’s Feed & Farm Supply and operate a website under the name TractorSupply.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

Tractor Supply Company has one reportable industry segment which is the retail sale of farm and ranch products. At December 28, 2013, we operated 1,276 retail farm and ranch stores in 48 states. Our Tractor Supply stores typically range in size from 15,000 to 19,000 square feet of inside selling space along with additional outside selling space.  We use a standard 15,500 square foot design for most new built-to-suit locations.  In some smaller markets we use a 12,500 square foot format with slightly less inventory and lower occupancy costs than our prototype but with a similar product assortment.

Business Strategy

We believe our sales and earnings growth are the result of executing our business strategy, which includes the following key components:

Market Niche
We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses.  By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center and other specialty retailers. We cater to the rural lifestyle and often serve a market by being a trip consolidator for many basic maintenance needs for farm, ranch and rural customers.

Customers
Our customers are home, land, pet and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. They are recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses.

Customer Service
We are committed to providing our customers reliable product availability and a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs in addition to the specialty items needed to complete their rural lifestyle projects.  Additionally, we maintain a customer solutions center located in Brentwood, Tennessee that can be reached via phone or email that supports our online and in-store customers and our store team members. We believe this commitment to customer service promotes strong customer loyalty and repeat shopping.

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

Store Personnel and Training
We seek to hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

•	a management training program which covers all aspects of our store operations;

•	structured training on customer service and selling skills;

•	product knowledge and in-store training programs produced in conjunction with key vendors;

•	frequent management skills training classes;

•	semi-annual store manager meetings with vendor product presentations; and

•	ongoing product information updates from our management headquarters, the Store Support Center.

Index

Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores.  Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing and useful information regarding product benefits and suggestions for appropriate accessories. Our store layouts and visual displays afford our customers a feeling of familiarity and enhance the shopping experience. Also, all of our store team members wear highly visible red vests, aprons or smocks with nametags, and our customer service and checkout counters are conveniently located.

Merchandising and Purchasing
We offer an extensive assortment of products for those seeking to enjoy the Out Here lifestyle.  Our broad product assortment and physical store size are tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings is supported by a strong in-stock inventory position with an average of 16,000 to 19,500 products per store.  No one product accounted for more than 10% of our sales during 2013. We offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2013, 2012 and 2011:

	Percent of Sales
Product Category:	2013	2012	2011
Livestock and Pet	43%	42%	40%
Hardware, Tools, Truck and Towing	23	23	23
Seasonal, Gift and Toy Products	20	20	21
Clothing and Footwear	9	9	10
Agriculture	5	6	6
Total	100%	100%	100%

Our buying team constantly reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, edible (C.U.E.) products.  Examples of C.U.E product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as pest control and twine.

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a group of approximately 800 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2013.  Approximately 300 core vendors accounted for 90% of our purchases during fiscal 2013.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our vendors.

Our buying team focuses on merchandise procurement, vendor line reviews and testing of new products and programs.  We also employ a dedicated inventory management team that focuses exclusively on all forecasting and replenishment functions, and a committed merchandise planning team that concentrates on assortment planning.  Through the combined efforts of these teams, we continue to improve our overall inventory productivity and in-stock position.

Index

Intellectual Property
Our subsidiary, Tractor Supply Co. of Texas, LP (“TSCT”), owns registrations with the U.S. Patent and Trademark Office (“USPTO”) for various service marks including TSC®, Tractor Supply Co.®, TSC Tractor Supply Co.® and the trapezium design for retail store services. We consider these service marks, and the accompanying goodwill and name recognition, to be valuable assets of our business. TSCT also owns several other service marks for retail services, some of which have been registered with the USPTO and some of which are the subject of applications for registration pending before the USPTO.

In addition to selling products that bear nationally-known manufacturer brands, we also sell products manufactured for us under a number of exclusive brands that we consider to be important to our business. These exclusive brands are manufactured for us by a number of vendors and provide an alternative to the national brands, which helps provide value for our customers and positions us as a destination store.

Our exclusive brands represented approximately 31%, 25% and 23% of our total sales in fiscal 2013, 2012 and 2011, respectively. Our exclusive brands include:

•	C.E. Schmidt®, Bit & Bridle® and Blue Mountain® (apparel and footwear)

•	Countyline® (livestock, farm and ranch equipment)

•	Groundwork® (lawn and garden supplies)

•	Huskee® (outdoor power equipment)

•	JobSmart® (tools)

•	Producers Pride® and Dumor® (livestock and horse feed and supplies)

•	Red Shed® (gifts and collectibles)

•	Redstone® (heating products)

•	Retriever®, 4health® and Paws 'n Claws® (pet foods and supplies)

•	Royal Wing® (bird feed and supplies)

•	Tractor Supply Co® (trailers, truck tool boxes and animal bedding)

•	Traveller® (truck and automotive products)

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

Distribution
We currently operate a distribution network for supplying stores with merchandise, and in fiscal 2013 our stores received approximately 71% of merchandise through this network while approximately 29% of merchandise was shipped directly to the stores from our vendors. We believe this flow facilitates the prompt and efficient distribution of merchandise to our stores in order to enhance sales and improve our inventory turnover rate. Our seven distribution centers, located in Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas and Washington, represent total distribution capacity of 3.9 million square feet.  In 2013, we completed construction on a new distribution center, a 684,000 square foot facility in Macon, Georgia, which includes an import center. It replaced our 521,000 square foot leased distribution center in Braselton, Georgia and became operational in the third quarter of fiscal 2013.  We continue to improve the technology in our distribution centers, and currently four of our seven facilities utilize a new warehouse management system that provides for better movement of inventory through increased use of conveyors and automation.  We will continue to refine this new system and expect that it will be implemented in additional locations.

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

Index

Marketing
We utilize an "everyday value price" philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year.  We regularly monitor prices at competing stores and adjust our prices as appropriate.

To drive store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail and email and internet offerings.  Vendors frequently support these specific programs by offering temporary cost reductions, honoring coupons and funding gift card rebate programs.  Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, and point-of-purchase materials for customer education and product knowledge for our team members.

Multi-Channel
We communicate with our customers across multiple touch points including our stores, e-commerce website (TractorSupply.com), email and direct mail.  Our goal is to be available when and how our customers choose to engage with our brand.  Connecting with consumers online provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  We give our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices.  We believe this capability further enhances customer service and extends our market to areas where our retail stores are not currently located. Additionally, in 2013, we upgraded our e-commerce website to include the integration of order management, added extensive products offerings for vendor direct to customer drop shipments and transitioned to in-house warehouse fulfillment for products that we stock.

Management and Team Members
As of December 28, 2013, we employed approximately 10,200 full-time and 9,000 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

Our store operations are organized into eight regions.  Each region is led by a vice president of operations, and the region is further organized into districts, which are led by a district manager or area manager.  We have internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of various incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. We also provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan (we contribute to the 401(k) retirement savings plan solely through a cash match of 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation). Additionally, we share in the cost of health insurance provided to our team members, and team members receive a discount on merchandise purchased at our stores.

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to mentor our high-potential team members for continued progress. Our current team of district managers, area managers, and store managers have an average tenure of approximately six years.  Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned growth.

Continuous Improvement
We are committed to a continuous improvement program called Tractor Value System (“TVS”), which is our catalyst to drive change throughout our organization.  TVS is a business management system that emphasizes, through data analytics and team member engagement, a focus on continuous improvement.  Utilizing TVS, we improve processes by identifying and accepting the need for change of current practices to reduce costs, shorten lead times, and drive innovation.  We have implemented numerous continuous improvement projects (with team members from multiple areas of our business) to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and incorporates suggestions into our improvement activities.

Management Information and Control Systems
We have invested considerable resources in our management information and control systems to support superior customer service, manage the purchase and distribution of our merchandise and improve our operating efficiencies. Our key management information and control systems include a point-of-sale system, an e-commerce platform, a supply chain management and replenishment

Index

system, a warehouse management system, a price optimization system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system.  This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance.  We plan to continue to upgrade our information technology and implement other efficiency-driving system enhancements (including the continued roll-out of a new warehouse management system to distribution centers, significant feature enhancements to our e-commerce platform, an enhanced demand planning system and store and support center hardware refreshes) in 2014.  We will continue to strengthen the security of our information systems and support store and distribution center expansion.  These efforts are directed toward improving business processes and achieving the most efficient and effective use of systems to manage our operations while ensuring a secure and reliable environment.

Growth Strategy

Our current and long-term growth strategy is to:  (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising programs with an “everyday value price” philosophy and supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via e-commerce and internet-supported sales accomplished by improving our website product content and enhancing our customers’ online experience, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 11.4%. We plan to open 102 to 106 new stores in 2014, a selling square footage increase of approximately 8%.  We opened 102 new stores in 2013 and 93 new stores in 2012, selling square footage increases of approximately 8.3% and 7.9%, respectively.

We operated 1,276 retail farm and ranch stores in 48 states as of December 28, 2013.  Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified over 800 additional markets for new Tractor Supply stores.  Approximately 56% of our stores are in freestanding buildings and 44% are located in strip shopping centers.  We lease approximately 93% of our store sites and own the remaining 7% of store sites.

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

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. In past years, weather conditions, including unseasonably warm weather in winter months, and extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have affected our sales and results of operations both positively and negatively. Our strategy is to remain flexible and react to extreme weather conditions by adjusting our merchandise assortments and redirecting inventories to stores affected by the weather conditions. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season.

Index

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to conducting business in an environmentally responsible manner. This commitment impacts all areas of our business, including investments in store construction and maintenance, energy usage, supply chain, product selection, responsible packaging, recycling, and delivery of product knowledge to our customers.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2014.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	President and Chief Executive Officer	58
Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer	57
Steve K. Barbarick	Executive Vice President – Merchandising and Marketing	46
Lee J. Downing	Senior Vice President – Operations	42
Benjamin F. Parrish, Jr.	Senior Vice President – General Counsel and Corporate Secretary	57
Alexander L. Stanton	Senior Vice President – Supply Chain	48
Kimberly D. Vella (a)	Senior Vice President – Chief People Officer	47

(a) On February 6, 2014, the Company accepted the resignation of Kimberly D. Vella effective March 2, 2014.

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

Lee J. Downing has served as Senior Vice President – Operations for the Company since October 2010. Prior to joining the Company, Mr. Downing served as Division Vice President – Operations for Dollar General Corporation from 2005. Mr. Downing also served as Region Vice President – Northeast Operations and in various other operations roles at Family Dollar Stores from 1999 to 2005.

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

Index

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
Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to other competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us, could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, steel, grain, petroleum, corn, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

Index

We may be unable to increase sales at our existing stores.
We experience fluctuations in our comparable store sales, defined as sales in stores which have been open for at least twelve months.  Our success depends, in part, upon our ability to improve sales at our existing stores.  Various factors affect comparable store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, current economic conditions, customer satisfaction with our products, the timing of promotional events, the release of new merchandise, the success of marketing programs and weather conditions.  These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.  Past comparable store sales are not necessarily an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Capital requirements for growth may not be available.
The construction and opening or acquisition of new stores, store support center facilities, distribution facilities or other facilities, along with the remodeling and renovation of existing stores, require significant amounts of capital. In the past, our growth has been funded primarily through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our Senior Credit Facility, which provides for borrowings of up to $250 million with an Increase Option for $150 million (subject to additional lender group commitments), is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tighter lending practices have made it more challenging for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending trends could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and

Index

general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations and, therefore, adversely affect our financial performance.

Competition may hinder our ability to execute our business strategy and adversely affect our operations.
We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, other specialty retailers, internet retailers, independently owned farm and ranch stores, regional farm store chains and farm cooperatives. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

Weather conditions may have a significant impact on our financial results.
Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  In past years, weather conditions, including unseasonably warm weather in winter months, and extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have affected our sales and results of operations both positively and negatively. Our strategy is to remain flexible and to react to extreme weather conditions by adjusting our merchandise assortments and redirecting inventories to stores affected by the weather conditions. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Our merchandising initiatives and marketing emphasis may not provide expected results.
We believe our past performance has been based on, and future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends, consumer preferences and expectations. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory price reductions that have a material adverse influence on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse impact on operating results and financial condition.

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

Index

locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.

We are be subject to personal injury, workers' compensation, product liability and other claims in the ordinary course of business.
Our business involves a risk of personal injury, workers' compensation, product liability and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties and damage to our reputation. We maintain general liability and workers compensation insurance with self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.

Our costs of doing business could increase as a result of adoption of new, changes in, or increased enforcement of federal, state, local or foreign laws and regulations.
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

We are also subject to the Foreign Corrupt Practices Act (the "FCPA"), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Failure to comply with the FCPA and similar laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain the security of the information relating to our business, customers, employees and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results.
We receive certain personal information about our customers, employees and vendors. We also rely on business partners to provide services to us that may include important business information or data about our customers, employees and vendors. In addition, our online operations at TractorSupply.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain substantial security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures and obtain the personal information of customers, employees and vendors that we hold or other confidential Company data. Such an occurrence could adversely affect our reputation with our customers, employees, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. Moreover, a security breach could require that we expend significant additional resources to upgrade further the security measures that we employ to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of our operations, particularly our online sales operations.

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

As customer-facing technologies systems become an increasingly important part of our multi-channel sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Through our continued information technology enhancements, we are able to provide an improved overall shopping environment and a multichannel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones and other mobile communication devices. We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. Multi-channel

Index

retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution centers from vendors and then from the distribution centers or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays (including delays due to weather, fuel shortages or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate product for sale, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution centers could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business.

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
The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts' or investors' expectations, the condition of the financial markets and other factors. The Company's stock price is dependent in part on the multiple of earnings that investors are willing to pay. That multiple is in part dependent on investors' perception of the Company's future earnings growth prospects. If investor perceptions of the Company's earnings growth prospects change, the Company's earnings multiple may decline and its stock price could be adversely affected.
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

Failure to protect our reputation could have a material adverse effect on our brand name.
Our success depends on the value and strength of the Tractor Supply name. The Tractor Supply name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply with ethical, social, product, labor and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

Item 1B.                 Unresolved Staff Comments

None.

Index

Item 2.                 Properties

At December 28, 2013, the Company operated 1,276 stores in 48 states.  The Company leases approximately 93% of its stores, one of its seven distribution centers and three store support center locations in Brentwood, Tennessee.  Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to Company operations.

Following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	138	Illinois	16
Ohio	81	Wisconsin	15
Michigan	72	Kansas	14
New York	71	Massachusetts	14
Pennsylvania	68	New Mexico	14
Tennessee	66	Maryland	13
North Carolina	61	Nebraska	12
Georgia	51	New Jersey	11
Florida	49	Connecticut	10
Kentucky	47	Minnesota	10
Virginia	46	Arizona	8
Indiana	45	Colorado	8
Alabama	43	Iowa	7
Oklahoma	31	North Dakota	7
South Carolina	29	Vermont	7
California	25	South Dakota	6
Louisiana	25	Delaware	4
Mississippi	25	Montana	3
West Virginia	24	Hawaii	2
Arkansas	20	Oregon	2
Maine	19	Idaho	1
Missouri	18	Rhode Island	1
Washington	18	Nevada	1
New Hampshire	17	Wyoming	1
			1,276

Following is a list of distribution center locations including the approximate square footage and if the location is leased or owned:

Distribution Center Location	Approximate Square Footage	Owned/Leased Facility
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Hagerstown, Maryland	482,000	Owned
Waverly, Nebraska	422,000	Owned
Lakewood, Washington	64,000	Leased

Index

Item 3.                 Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company.  The Company does not expect the resolution of this matters to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

On August 28, 2013, our Board of Directors declared a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 26, 2013, stockholders of record at the close of business on September 18, 2013, received one additional share of common stock for each share owned by such stockholder. All share and per-share information in the Annual Report on Form 10-K has been retroactively restated to reflect the stock split.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range (split adjusted)
	2013		2012
	High	Low	High	Low
First Quarter	$52.69	$43.13	$46.37	$34.25
Second Quarter	$59.12	$50.17	$50.60	$40.30
Third Quarter	$67.13	$57.00	$50.64	$37.73
Fourth Quarter	$77.00	$64.17	$51.87	$41.20

As of January 31, 2014, the approximate number of record holders of our common stock was 800 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 82,000.

Common Stock Dividends

During 2013 and 2012, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share (a)	Stockholders of Record Date	Date Paid
October 30, 2013	$0.13	November 18, 2013	December 3, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

October 31, 2012	$0.10	November 19, 2012	December 4, 2012
August 1, 2012	$0.10	August 20, 2012	September 5, 2012
May 2, 2012	$0.10	May 21, 2012	June 5, 2012
February 8, 2012	$0.06	February 27, 2012	March 13, 2012

(a) All dividend amounts except the October 30, 2013 dividend amount have been split adjusted.

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, and other factors which the Board of Directors deem relevant.

On February 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.13 per share of the Company’s common stock.  The dividend will be paid on March 11, 2014, to stockholders of record as of the close of business on February 24, 2014.

Index

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $1 billion, through April 2015.  Additionally, the Company withholds shares from vested restricted stock units to satisfy employees' minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2013 is set forth in the table below:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (b)	1,121,246	$47.99	1,045,000	$241,306,997
Second Quarter	353,650	54.97	353,650	221,870,716
Third Quarter	352,886	60.35	352,886	200,578,283

Fourth Quarter:
9/29/13 – 10/26/13	—	—	—	200,578,283
10/27/13 – 11/23/13 (c)	281,221	71.86	278,524	180,572,136
11/24/13 – 12/28/13	256,700	73.26	256,700	161,769,217
	537,921	72.53	535,224	161,769,217

As of December 28, 2013	2,365,703	$56.46	2,286,760	$161,769,217

(a)The number of shares purchased and the average price paid per share shown in the table above have been adjusted to reflect the effect of a two-for-one stock split that was effective September 26, 2013.
(b)The total number of shares purchased and average price paid per share include 76,246 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.
(c)The total number of shares purchased and average price paid per share include 2,697 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC and other applicable legal requirements.  The timing and amount of any common stock repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.

Any additional stock repurchase programs will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.  The program may be limited or terminated at any time without prior notice.

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

The following graph compares the cumulative total stockholder return on our Common Stock from December 27, 2008 to December 28, 2013 (the Company's fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 27, 2008 in our Common Stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/27/2008	12/26/2009	12/25/2010	12/31/2011	12/29/2012	12/28/2013
Tractor Supply Company	$100.00	$156.52	$280.42	$406.43	$506.78	$875.32
S&P 500	$100.00	$129.07	$143.99	$144.09	$160.68	$210.98
S&P Retail Index	$100.00	$153.87	$188.62	$192.81	$240.33	$344.26

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)

The following selected financial data is derived from the consolidated financial statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2013	2012	2011	2010	2009
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Operating Results:
Net sales	$5,164,784	$4,664,120	$4,232,743	$3,638,336	$3,206,937
Gross profit	1,753,609	1,566,054	1,406,872	1,203,665	1,041,889
Selling, general and administrative expenses	1,138,934	1,040,287	973,822	867,644	784,066
Depreciation and amortization	100,025	88,975	80,347	69,797	66,258
Operating income	514,650	436,792	352,703	266,224	191,565
Interest expense, net	557	1,055	2,087	1,284	1,644
Income before income taxes	514,093	435,737	350,616	264,940	189,921
Income tax expense	185,859	159,280	127,876	96,968	70,176
Net income	$328,234	$276,457	$222,740	$167,972	$119,745
Net income per share – basic (b) (c)	$2.35	$1.94	$1.55	$1.16	$0.83
Net income per share – diluted (b) (c)	$2.32	$1.90	$1.51	$1.12	$0.82

Weighted average shares – diluted (b) (c)	141,723	145,514	147,842	149,372	146,594
Dividends declared per common share outstanding (c)	$0.49	$0.36	$0.22	$0.14	$0.00

Operating Data (percent of net sales):
Gross margin	34.0%	33.6%	33.2%	33.1%	32.5%
Selling, general and administrative expenses	22.1%	22.3%	23.0%	23.9%	24.4%
Operating income	10.0%	9.4%	8.3%	7.3%	6.0%
Net income	6.4%	6.0%	5.3%	4.6%	3.7%
Store, Sales and Other Data:
Stores open at end of year	1,276	1,176	1,085	1,001	930
Comparable store sales increase (decrease) (d)	4.8%	5.3%	8.2%	7.0%	(1.1)%
New store sales (as a % of net sales) (d)	5.4%	5.9%	5.6%	5.6%	7.2%
Average transaction value	$44.48	$44.40	$43.33	$42.07	$42.06
Comparable store average transaction value increase (decrease) (d)	0.0%	2.0%	3.1%	(0.3)%	(6.0)%
Comparable store average transaction count increase (d)	4.7%	3.0%	5.0%	7.4%	5.3%
Total selling square footage (000's)	20,470	18,893	17,506	16,107	15,023
Total team members	19,200	17,300	16,400	14,700	13,300
Capital expenditures (000’s)	$218,200	$152,924	$166,156	$96,511	$73,974
Balance Sheet Data (at end of period):
Average inventory per store (e)	$723.5	$727.4	$723.4	$708.7	$706.5
Inventory turns	3.29	3.28	3.23	3.09	2.88
Working capital	$677,107	$569,547	$629,624	$617,153	$475,847
Total assets	$1,903,391	$1,706,808	$1,594,832	$1,463,474	$1,276,580
Long-term debt, less current portion (f)	$1,200	$1,242	$1,284	$1,316	$1,407
Stockholders’ equity	$1,246,894	$1,024,974	$1,008,290	$933,242	$779,151
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
(c) Adjusted to reflect two-for-one stock split that was effective September 26, 2013.
(d) Comparable store metrics are calculated on an annual basis, including relocations, using all stores open at least one year. New stores sales metrics are based on stores open for less than one year.
(e) Assumes average inventory cost, excluding inventory in-transit.
(f) Long-term debt includes amounts outstanding under the Company's capital lease obligations, excluding the current portion.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 28, 2013 (our fiscal years 2013, 2012 and 2011). Fiscal years 2013 and 2012 contained 52 weeks of operating results compared to fiscal year 2011 which contained 53 weeks. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements. See "Forward-Looking Statements" and "Risk Factors" included elsewhere in this report.

Overview

Tractor Supply Company is the largest operator of retail farm and ranch stores in the United States and is focused on supplying the lifestyle needs of recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses. As of December 28, 2013, we operated 1,276 retail stores in 48 states under the names Tractor Supply Company and Del’s Feed & Farm Supply. We also operate a website under the name TractorSupply.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Our current and long-term growth strategy is to:  (1) expand geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising programs with an “everyday value price” philosophy and supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via e-commerce and internet-supported sales accomplished by improving our website product content and enhancing our customers’ online experience and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable growth in stores, growing from 855 stores at the end of 2008 to 1,276 stores at the end of fiscal 2013, and in sales, with a compounded annual growth rate of approximately 11.4%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified over 800 additional markets for new Tractor Supply stores.

Stock Split

On August 28, 2013, our Board of Directors declared a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. On September 26, 2013, stockholders of record at the close of business on September 18, 2013, received one additional share of common stock for each share owned by such stockholder. All share and per-share information in the Annual Report on Form 10-K has been retroactively restated to reflect the stock split. The total number of authorized common shares and the par value of each share was not changed by the split.

Executive Summary

We opened 102 new stores in 2013 and 93 new stores in 2012, a selling square footage increase of approximately 8.3% and 7.9%, respectively. During 2013, we opened stores in 34 states, including our first stores in Arizona, Nevada and Wyoming, and in 2014 we expect to continue our expansion into these new markets.

We achieved strong performance in fiscal 2013, delivering diluted earnings per share growth of 22.1%, $2.32 versus $1.90 in fiscal 2012.

Net sales increased 10.7% to $5.16 billion in fiscal 2013 from $4.66 billion in fiscal 2012. Comparable store sales increased 4.8% in fiscal 2013 versus a 5.3% increase in fiscal 2012. Gross profit increased 12.0% to $1.75 billion in fiscal 2013 from $1.57 billion

Index

in fiscal 2012, and gross margin increased 40 basis points to 34.0% of sales in fiscal 2013 from 33.6% of sales in fiscal 2012. Operating profit increased 60 basis points to 10.0% of sales in fiscal 2013 from 9.4% of sales in fiscal 2012. In fiscal 2013, diluted earnings per share grew 22.1%, to $2.32 compared to $1.90 in fiscal 2012.

We ended the year with approximately $143 million in cash, after returning nearly $198 million to our stockholders through stock repurchases and dividends.

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

A 10% change in our impairment reserve at December 28, 2013, would have affected net income by approximately $0.4 million in fiscal 2013.

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

A 10% change in our shrinkage reserve at December 28, 2013, would have affected net income by approximately $1.0 million in fiscal 2013.

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

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2013.

If a 10% reserve had been applied against our outstanding vendor support due as of December 28, 2013, net income would have been affected by approximately $1.1 million in fiscal 2013.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 28, 2013, net income would have been affected by approximately $4.9 million in fiscal 2013.

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

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date based upon historical data and experience, including actuarial calculations.

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

A 10% change in our self-insurance reserves at December 28, 2013, would have affected net income by approximately $2.6 million in fiscal 2013.

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

A 10% change in our sales tax audit reserve at December 28, 2013, would have affected net income by approximately $0.6 million in fiscal 2013.

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

A 10% change in our uncertain tax position reserve at December 28, 2013 would have affected net income by approximately $0.2 million in fiscal 2013.

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

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2013 and 2012 are shown below (in thousands, except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,085,838	$1,455,767	$1,208,090	$1,415,089	$5,164,784
Gross margin	352,091	506,140	415,666	479,712	1,753,609
Operating income	67,923	197,979	101,670	147,078	514,650
Net income	44,006	123,580	64,767	95,881	328,234

Net income per share: (a)
Basic	$0.32	$0.89	$0.46	$0.69	$2.35
Diluted	$0.31	$0.87	$0.46	$0.68	$2.32

Comparable store sales increase	0.5%	7.2%	7.5%	3.5%	4.8%

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,020,417	$1,291,899	$1,065,638	$1,286,166	$4,664,120
Gross margin	332,800	451,461	357,171	424,622	1,566,054
Operating income	64,393	169,844	77,779	124,776	436,792
Net income	40,328	106,621	50,021	79,487	276,457

Net income per share: (a)
Basic	$0.28	$0.74	$0.35	$0.57	$1.94
Diluted	$0.27	$0.73	$0.35	$0.55	$1.90

Comparable store sales increase	11.5%	3.2%	2.9%	4.7%	5.3%

(a) Due to the nature of interim net income per share calculations, the sum of quarterly net income per share amounts may not equal the reported net income per share for the year. All net income per share amounts except the third quarter and fourth quarter of fiscal 2013 have been split adjusted.

Index

Results of Operations

Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  The fiscal years ended December 28, 2013 and December 29, 2012 consisted of 52 weeks and the fiscal year ended December 31, 2011 consisted of 53 weeks.

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	66.0	66.4	66.8
Gross margin (a)	34.0	33.6	33.2
Selling, general and administrative expenses(a)	22.1	22.3	23.0
Depreciation and amortization	1.9	1.9	1.9
Income before income taxes	10.0	9.4	8.3
Income tax provision	3.6	3.4	3.0
Net income	6.4%	6.0%	5.3%
_________________

(a) Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution network in cost of merchandise sold and others (like the Company) exclude a portion of these distribution network costs from gross margin and instead include them in selling, general and administrative (“SG&A”) expenses; refer to Note 1 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Fiscal 2013 Compared to Fiscal 2012

Net sales increased 10.7% to $5.16 billion in fiscal 2013 from $4.66 billion in fiscal 2012. Comparable store sales for fiscal 2013 were $4.89 billion, a 4.8% increase over fiscal 2012. This compares to a 5.3% comparable store sales increase in the prior year. The comparable store transaction count increased 4.7%, while comparable store average ticket remained flat for fiscal 2013, principally as a result of big ticket sales being less of the sales mix. Comparable store sales are calculated based on the change in net sales of stores open at least one year and exclude certain adjustments to net sales.

The comparable store sales increase was driven by continued strong results in key consumable, usable, edible (C.U.E.) products, principally animal- and pet-related merchandise. This was a result of continued investment in C.U.E. inventory, expanded product assortments and improved localized product offerings.  Winter seasonal merchandise, predominantly heating and insulated outerwear, also performed well during the first part of the year and the end of the year due to the colder than average weather. We also estimate that comparable store sales were favorably impacted by approximately 70 basis points due to inflation, principally in pet food and livestock feed.

In addition to comparable store sales growth in fiscal 2013, sales from new stores and stores opened less than one year were $281.2 million in fiscal 2013, which represented 6.0 percentage points of the 10.7% increase over fiscal 2012 net sales. Sales from stores opened less than one year were $276.2 million in fiscal 2012, which represented 6.5 percentage points of the 10.2% increase over fiscal 2011 net sales.

The following chart summarizes our store growth during fiscal 2013 and 2012:

	2013	2012
Store Count, Beginning of Period	1,176	1,085
New Stores Opened	102	93
Stores Closed	(2)	(2)
Store Count, End of Period	1,276	1,176

Stores Relocated	3	1

Index

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2013 and 2012:

	Percent of Sales
Product Category:	2013	2012
Livestock and Pet	43%	42%
Hardware, Tools,Truck and Towing	23	23
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	9	9
Agriculture	5	6
Total	100%	100%

Gross profit increased 12.0% to $1.75 billion in fiscal 2013 compared to $1.57 billion in fiscal 2012.  As a percent of sales, gross margin increased 40 basis points to 34.0% for fiscal 2013 compared to 33.6% for fiscal 2012.  This improvement in gross margin reflects improved direct product margin. Direct product margin increased as a result of continued progress on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and retail price management.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 20 basis points to 24.0% in fiscal 2013 from 24.2% in fiscal 2012.  The SG&A improvement as a percent of sales was primarily attributable to the leverage of continued solid comparable store sales growth, expense control related to store operating costs and lower year-over-year incentive compensation expense, partially offset by costs related to the new and expanded Southeast distribution center and relocation of our corporate data center. Total SG&A expenses for fiscal 2013 increased 9.7% to $1.24 billion from $1.13 billion in fiscal 2012.  The increase in SG&A primarily reflects new store growth and variable costs associated with our comparable store sales growth as well as operating costs relating to our new and expanded Southeast distribution center and corporate data center.

Our effective tax rate decreased to 36.2% for fiscal 2013 compared to 36.6% in fiscal 2012. The reduction in the tax rate resulted primarily from the favorable impact of the reversal of various reserves for uncertain tax positions.

As a result of the foregoing factors, net income for fiscal 2013 increased 18.7% to $328.2 million, or $2.32 per diluted share, as compared to net income of $276.5 million, or $1.90 per diluted share, in fiscal 2012.

During fiscal 2013, we repurchased approximately 2.3 million shares of the Company's common stock at a total cost of $129.4 million as part of our previously announced $1 billion share repurchase program.  In fiscal 2012, we repurchased approximately 6.1 million shares at a total cost of $271.8 million.

Fiscal 2012 Compared to Fiscal 2011

Net sales increased 10.2% to $4.66 billion in fiscal 2012 from $4.23 billion in fiscal 2011. Fiscal 2012 included one less sales week compared to fiscal 2011 as a part of the Company's 53-week calendar in fiscal 2011. Adjusting for the impact of the extra sales week in fiscal 2011, our fiscal 2012 net sales increase was 11.6%. Comparable store sales for fiscal 2012 were $4.39 billion, a 5.3% increase over fiscal 2011. This compares to an 8.2% comparable store sales increase in the prior year. The comparable store transaction count increased 3.0%, while comparable store average ticket increased 2.0% for fiscal 2012.

The comparable store sales increase was driven by continued strong results in C.U.E. products, principally animal and pet-related merchandise.  We estimate that comparable store sales were favorably impacted by approximately 250 basis points due to inflation, principally in key C.U.E. categories.

In addition to comparable store sales growth in fiscal 2012, sales from new stores and stores opened less than one year were $276.2 million in fiscal 2012, which represented 6.5 percentage points of the 10.2% increase over fiscal 2011 net sales. Sales from stores opened less than one year were $237.5 million in fiscal 2011, which represented 6.4 percentage points of the 16.3% increase over fiscal 2010 net sales.

Index

The following chart summarizes our store growth during fiscal 2012 and 2011:

	2012	2011
Store Count, Beginning of Period	1,085	1,001
New Stores Opened	93	85
Stores Closed	(2)	(1)
Store Count, End of Period	1,176	1,085

Stores Relocated	1	3

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2012 and 2011:

	Percent of Sales
Product Category:	2012	2011
Livestock and Pet	42%	40%
Hardware, Tools, Truck and Towing	23	23
Seasonal, Gift and Toy Products	20	21
Clothing and Footwear	9	10
Agriculture	6	6
Total	100%	100%

Gross profit increased 11.3% to $1.57 billion in fiscal 2012 compared to $1.41 billion in fiscal 2011.  As a percent of sales, gross margin increased 40 basis points to 33.6% for fiscal 2012 compared to 33.2% for fiscal 2011.  These changes reflect improved direct product margin, partially offset by increased transportation costs.  Direct product margin increased as we continued to make progress on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and price optimization. Transportation costs increased primarily as a result of higher fuel costs, coupled with the continued mix shift to more freight-intensive C.U.E. products.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 70 basis points to 24.2% in fiscal 2012 from 24.9% in fiscal 2011.  This improvement was primarily attributable to the leverage of continued strong comparable store sales, expense control related to store operating costs and lower year-over-year incentive compensation expense. Total SG&A expenses for fiscal 2012 increased 7.1% to $1.13 billion from $1.05 billion in fiscal 2011.  The increase in SG&A primarily reflects new store growth as well as operating costs relating to our Franklin, Kentucky distribution center, which became operational in the fourth quarter of fiscal 2011, offset in part by the favorable impact of one less week in fiscal 2012 compared to fiscal 2011, as part of the Company's 53-week calendar in the prior year.

Our effective tax rate increased to 36.6% for fiscal 2012 compared to 36.5% in fiscal 2011. The change in the effective tax rate was principally due to a reduction in the benefit provided by certain federal tax credits during fiscal 2012 compared to fiscal 2011.

As a result of the foregoing factors, net income for fiscal 2012 increased 24.1% to $276.5 million, or $1.90 per diluted share, as compared to net income of $222.7 million, or $1.51 per diluted share, in fiscal 2011.

During fiscal 2012, we repurchased approximately 6.1 million shares of the Company's common stock at a total cost of $271.8 million as part of our previously announced $1 billion share repurchase program.  In fiscal 2011, we repurchased approximately 6.2 million shares at a total cost of $180.0 million.

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

Index

Working Capital

At December 28, 2013, the Company had working capital of $677.1 million, which increased $107.6 million from December 29, 2012.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	2013	2012	Variance
Current assets:
Cash and cash equivalents	$142.7	$138.6	$4.1
Restricted cash	—	8.4	(8.4)
Inventories	979.3	908.1	71.2
Prepaid expenses and other current assets	57.4	51.8	5.6
Deferred income taxes	29.8	23.1	6.7
Total current assets	1,209.2	1,130.0	79.2
Current liabilities:
Accounts payable	316.5	320.4	(3.9)
Accrued employee compensation	50.6	48.4	2.2
Other accrued expenses	155.6	148.3	7.3
Income taxes payable	9.4	43.4	(34.0)
Total current liabilities	532.1	560.5	(28.4)
Working capital	$677.1	$569.5	$107.6

In comparison to December 29, 2012, working capital as of December 28, 2013 was impacted most significantly by changes in our inventory and income taxes payable.

•
We actively manage our inventory balances and in-stock levels at our stores. The increase in inventory was primarily due to new store growth. Average inventory per store decreased 0.5% compared to the prior year.

•
The timing of receipt of seasonal goods was much earlier in the fourth quarter in the current year and imports made up a larger percentage of fourth quarter receipts, requiring payment on trade credit prior to year end. These factors drove the decline in accounts payable.

•	Income taxes payable decreased due to timing of estimated tax payments, as a result of changes in allowable deductions for depreciation expense.

Borrowings and Credit Facilities

The Senior Credit Facility provides for borrowings of up to $250 million (with a sub-limit of $20 million for swing-line loans). The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At December 28, 2013 and December 29, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $38.2 million and $51.4 million outstanding letters of credit under the Senior Credit Facility as of December 28, 2013 and December 29, 2012, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 28, 2013) or the London Inter-Bank Offer Rate (“LIBOR”) (0.16% at December 28, 2013) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 28, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 28, 2013), adjusted quarterly based on our leverage ratio.  There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 28, 2013.

Index

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations.  Principal uses of cash for investing activities are capital expenditures, while uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.  The following table presents a summary of cash flows from operating, investing and financing activities for the last three fiscal years (in millions):

	2013	2012	2011
Net cash provided by operating activities	$333.7	$378.3	$254.1
Net cash used in investing activities	(209.3)	(139.1)	(171.3)
Net cash used in financing activities	(120.3)	(277.5)	(163.2)
Net increase (decrease) in cash and cash equivalents	$4.1	$(38.3)	$(80.4)

Operating Activities

Operating activities provided net cash of $333.7 million, $378.3 million and $254.1 million in fiscal 2013, 2012 and 2011, respectively. The $44.6 million decrease in net cash provided by operating activities in fiscal 2013 compared to fiscal 2012 was primarily due to changes in the following operating activities (in millions):

	2013	2012	Variance
Net income	$328.2	$276.5	$51.7
Depreciation and amortization	100.0	89.0	11.0
Stock compensation expense	13.9	17.6	(3.7)
Excess tax benefit of stock options exercised	(43.5)	(25.8)	(17.7)
Deferred income taxes	(8.3)	(26.6)	18.3
Inventories and accounts payable	(75.1)	(23.3)	(51.8)
Prepaid expenses and other current assets	(5.5)	(0.1)	(5.4)
Accrued expenses	12.1	9.0	3.1
Income taxes payable	9.6	57.3	(47.7)
Other, net	2.3	4.7	(2.4)
Net cash provided by operations	$333.7	$378.3	$(44.6)

The $44.6 million decrease in net cash provided by operating activities in fiscal 2013 compared with fiscal 2012 primarily relates to increased inventory levels, a reduction in accounts payable and timing of estimated tax payments, partially offset by an increase in net earnings. Inventory increased in proportion to store growth as expected, but the accounts payable balance declined year over year. The timing of receipt of seasonal goods was much earlier in the fourth quarter in the current year and imports made up a larger percentage of fourth quarter receipts, requiring payment on trade credit prior to year end. These factors drove the decline in accounts payable. Income taxes payable declined due to the timing of estimated tax payments resulting from changes in allowable deductions for depreciation expense.

Index

The $124.2 million increase in net cash provided by operations in fiscal 2012 over fiscal 2011 is primarily due to changes in the following operating activities (in millions):

	2012	2011	Variance
Net income	$276.5	$222.7	$53.8
Depreciation and amortization	89.0	80.3	8.7
Stock compensation expense	17.6	15.1	2.5
Excess tax benefit of stock options exercised	(25.8)	(17.4)	(8.4)
Deferred income taxes	(26.6)	1.9	(28.5)
Inventories and accounts payable	(23.3)	(75.3)	52.0
Prepaid expenses and other current assets	(0.1)	(17.8)	17.7
Accrued expenses	9.0	20.0	(11.0)
Income taxes payable	57.3	21.0	36.3
Other, net	4.7	3.6	1.1
Net cash provided by operations	$378.3	$254.1	$124.2

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

Investing Activities

Investing activities used cash of $209.3 million, $139.1 million and $171.3 million in fiscal 2013, 2012 and 2011, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures slightly offset by a reduction in restricted cash.  The decrease in restricted cash during fiscal 2013 and fiscal 2012 related to less cash required as collateral for an outstanding letter of credit at a financial institution outside of the Senior Credit Facility. Capital expenditures for fiscal 2013, 2012 and 2011 were as follows (in millions):

	2013	2012	2011
New and relocated stores and stores not yet opened	$69.1	$60.4	$44.9
Distribution center capacity and improvements	44.9	16.4	56.3
Corporate and other	40.7	13.8	1.8
Information technology	29.8	28.2	12.3
Existing stores	22.3	22.2	18.7
Purchase of previously leased stores	11.4	11.9	32.2
Total capital expenditures	$218.2	$152.9	$166.2

The above table reflects 102 new stores and three relocations during fiscal 2013, compared to 93 new stores and one relocation during fiscal 2012.   We purchased three of our existing leased stores during fiscal 2013 compared to five existing leased stores in fiscal 2012. The capital expenditures in fiscal 2013 for distribution center capacity and improvements relate primarily to the construction of our new Macon, Georgia distribution center, which is the relocation of our former Southeast distribution center in Braselton, Georgia. The increase in corporate and other primarily reflects the construction of our new store support center in Brentwood, Tennessee.

We currently estimate that capital expenditures will range between $240 million and $250 million in fiscal 2014.

•	We plan to open between 102 to 106 stores in fiscal 2014.

•
We plan to invest in our distribution center network in fiscal 2014, principally for development of a new Southwest distribution center and the ongoing rollout of a new warehouse management system in our distribution centers.

•	We plan to finish construction of our new store support center, which we expect to be completed by end of third quarter 2014.

•
We also plan to invest in information technology upgrades at our stores and store support center which will include additional multi-channel capabilities, improved inventory allocation and price optimization and continued improvements in data security.

Index

Financing Activities

Financing activities used cash of $120.3 million, $277.5 million, and $163.2 million in fiscal 2013, 2012 and 2011, respectively.  The cash used in financing activities in fiscal 2013 was mainly the result of repurchases of common stock and quarterly cash dividends paid to stockholders, partially offset by net proceeds from issuance of common stock related to share-based compensation and excess tax benefits recognized on options exercised. The reduction in net cash used in financing activities is largely due to $142.4 million less in common stock repurchases in fiscal 2013 compared to fiscal 2012.

Our Board of Directors has authorized common stock repurchases under the share repurchase program up to $1 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through April 2015.  The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

We repurchased approximately 2.3 million, 6.1 million and 6.2 million shares of common stock under the share repurchase program at a total cost of $129.4 million, $271.8 million and $180.0 million in fiscal 2013, 2012 and 2011, respectively.  As of December 28, 2013, we had remaining authorization under the share repurchase program of $161.8 million, exclusive of any fees, commissions, or other expenses.

In the second quarter of fiscal 2013, we increased our quarterly dividend from $0.10 per share to $0.13 per share and, in the second quarter of fiscal 2012, we increased our quarterly dividend from $0.06 per share to $0.10 per share.  We paid dividends totaling $68.5 million, $51.3 million and $30.9 million in fiscal 2013, 2012 and 2011, respectively.

We believe that our existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, new store support center and distribution center capacity, through the end of fiscal 2014.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 28, 2013 (in thousands):

	Payment Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases	$1,855,318	$220,389	$414,548	$369,303	$851,078
Capital leases(a)	2,218	146	292	292	1,488
Construction commitments (b)	27,893	27,893	—	—	—
	$1,885,429	$248,428	$414,840	$369,595	$852,566

(a) Capital lease obligations include related interest.
(b) Reflects $6.0 million for the land and construction of stores expected to be opened in fiscal 2014, and $22.0 million for the construction of our new store support center.

At December 28, 2013, there were $38.2 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Effective April 1, 2013, the outstanding letter of credit at the financial institution outside of the Senior Credit Facility increased from $8.4 million to $18.3 million, and the restriction on $8.4 million in restricted cash lapsed.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility.  The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both December 28, 2013 and December 29, 2012) or LIBOR (0.16%  and 0.21% at December 28, 2013 and December 29, 2012, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at both December 28, 2013 and December 29, 2012), adjusted quarterly based on our leverage ratio. We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at both December 28, 2013 and December 29, 2012), adjusted quarterly based on our leverage ratio.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework).  Based on this assessment, management believes that, as of December 28, 2013, the Company's internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company's consolidated financial statements, has issued a report on the Company's internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Anthony F. Crudele
Gregory A. Sandfort President and Chief Executive Officer	Anthony F. Crudele Executive Vice President - Chief Financial Officer and Treasurer
February 19, 2014	February 19, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013, and our report dated February 19, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company's internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2014

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2013	2012	2011
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$5,164,784	$4,664,120	$4,232,743
Cost of merchandise sold	3,411,175	3,098,066	2,825,871
Gross profit	1,753,609	1,566,054	1,406,872
Selling, general and administrative expenses	1,138,934	1,040,287	973,822
Depreciation and amortization	100,025	88,975	80,347
Operating income	514,650	436,792	352,703
Interest expense, net	557	1,055	2,087
Income before income taxes	514,093	435,737	350,616
Income tax expense	185,859	159,280	127,876
Net income	$328,234	$276,457	$222,740

Net income per share – basic (a)	$2.35	$1.94	$1.55
Net income per share – diluted (a)	$2.32	$1.90	$1.51

Weighted average shares outstanding (a)
Basic	139,415	142,184	143,554
Diluted	141,723	145,514	147,842

Dividends declared per common share outstanding (a)	$0.49	$0.36	$0.22

(a) All share and per share information has been adjusted to reflect the two-for-one stock split as discussed in Note 1.

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$142,743	$138,630
Restricted cash	—	8,400
Inventories	979,308	908,116
Prepaid expenses and other current assets	57,359	51,808
Deferred income taxes	29,838	23,098
Total current assets	1,209,248	1,130,052

Property and Equipment:
Land	73,350	61,522
Buildings and improvements	581,938	511,188
Furniture, fixtures and equipment	408,021	350,224
Computer software and hardware	140,222	109,121
Construction in progress	65,312	37,122
	1,268,843	1,069,177
Accumulated depreciation and amortization	(603,911)	(519,179)
Property and equipment, net	664,932	549,998

Goodwill	10,258	10,258
Deferred income taxes	92	—
Other assets	18,861	16,500

Total assets	$1,903,391	$1,706,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,487	$320,392
Accrued employee compensation	50,573	48,400
Other accrued expenses	155,615	148,316
Current portion of capital lease obligations	42	38
Income taxes payable	9,424	43,359
Total current liabilities	532,141	560,505

Capital lease obligations, less current maturities	1,200	1,242
Deferred income taxes	—	1,477
Deferred rent	76,930	76,236
Other long-term liabilities	46,226	42,374
Total liabilities	656,497	681,834

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 200,000 shares authorized at December 28, 2013 and December 29, 2012; 166,324 shares issued and 139,654 shares outstanding at December 28, 2013 and 163,390 shares issued and 139,007 shares outstanding at December 29, 2012 (a)	1,331	1,307
Additional paid-in capital (a)	452,668	361,106
Treasury stock, at cost, 26,670 shares at December 28, 2013 and 24,383 shares at December 29, 2012 (a)	(838,588)	(709,172)
Retained earnings	1,631,483	1,371,733
Total stockholders’ equity	1,246,894	1,024,974

Total liabilities and stockholders’ equity	$1,903,391	$1,706,808

(a) All share and related dollar information has been adjusted to reflect the two-for-one stock split as discussed in Note 1.

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock (a)	Additional Paid-in Capital (a)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 25, 2010	$1,261	$234,653	$(257,376)	$954,704	$933,242

Issuance of common stock under employee stock purchase plan (107 shares) (a)	1	2,336			2,337
Exercise of stock options (2,888 shares) (a) and restricted stock units (136 shares) (a)	24	29,099			29,123
Stock compensation		15,041			15,041
Tax benefit of stock options exercised		17,769			17,769
Repurchase of shares to satisfy tax obligations		(1,115)			(1,115)
Repurchase of common stock (6,151 shares) (a)			(179,997)		(179,997)
Dividends paid				(30,850)	(30,850)
Net income				222,740	222,740
Stockholders' equity at December 31, 2011	1,286	297,783	(437,373)	1,146,594	1,008,290

Issuance of common stock under employee stock purchase plan (96 shares) (a)	1	3,024			3,025
Exercise of stock options (2,133 shares) (a) and restricted stock units (360 shares) (a)	20	23,532			23,552
Stock compensation		17,641			17,641
Tax benefit of stock options exercised		25,947			25,947
Repurchase of shares to satisfy tax obligations		(6,821)			(6,821)
Repurchase of common stock (6,112 shares) (a)			(271,799)		(271,799)
Dividends paid				(51,318)	(51,318)
Net income				276,457	276,457
Stockholders' equity at December 29, 2012	1,307	361,106	(709,172)	1,371,733	1,024,974

Issuance of common stock under employee stock purchase plan (87 shares) (a)	1	3,595			3,596
Exercise of stock options (2,681 shares) (a) and restricted stock units (166 shares) (a)	23	34,699			34,722
Stock compensation		13,893			13,893
Tax benefit of stock options exercised		43,517			43,517
Repurchase of shares to satisfy tax obligations		(4,142)			(4,142)
Repurchase of common stock (2,287 shares) (a)			(129,416)		(129,416)
Dividends paid				(68,484)	(68,484)
Net income				328,234	328,234
Stockholders' equity at December 28, 2013	$1,331	$452,668	$(838,588)	$1,631,483	$1,246,894

(a) All share and related dollar information has been adjusted to reflect the two-for-one stock split as discussed in Note 1.

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2013	2012	2011
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$328,234	$276,457	$222,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,025	88,975	80,347
Loss on disposition of property and equipment	35	76	955
Stock compensation expense	13,893	17,641	15,041
Excess tax benefit of stock options exercised	(43,517)	(25,836)	(17,435)
Deferred income taxes	(8,309)	(26,581)	1,856
Change in assets and liabilities:
Inventories	(71,192)	(77,297)	(94,299)
Prepaid expenses and other current assets	(5,551)	(80)	(17,783)
Accounts payable	(3,905)	53,983	19,021
Accrued employee compensation	2,173	139	13,685
Other accrued expenses	9,938	8,828	6,312
Income taxes payable	9,582	57,321	21,040
Other	2,275	4,676	2,664

Net cash provided by operating activities	333,681	378,302	254,144

Cash flows from investing activities:
Capital expenditures	(218,200)	(152,924)	(166,156)
Proceeds from sale of property and equipment	477	379	752
Decrease (increase) in restricted cash	8,400	13,470	(21,870)
Proceeds from sale of short-term investments	—	—	15,913

Net cash used in investing activities	(209,323)	(139,075)	(171,361)

Cash flows from financing activities:
Borrowings under revolving credit agreement	185,000	—	—
Repayments under revolving credit agreement	(185,000)	—	—
Excess tax benefit of stock options exercised	43,517	25,836	17,435
Principal payments under capital lease obligations	(38)	(37)	(90)
Repurchase of shares to satisfy tax obligations	(4,142)	(6,821)	(1,115)
Repurchase of common stock	(129,416)	(271,799)	(179,997)
Net proceeds from issuance of common stock	38,318	26,577	31,460
Cash dividends paid to stockholders	(68,484)	(51,318)	(30,850)

Net cash used in financing activities	(120,245)	(277,562)	(163,157)

Net increase (decrease) in cash and cash equivalents	4,113	(38,335)	(80,374)

Cash and cash equivalents at beginning of year	138,630	176,965	257,339

Cash and cash equivalents at end of year	$142,743	$138,630	$176,965

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$780	$1,219	$614
Income taxes	188,003	128,306	103,630

Non-cash accruals for construction in progress	8,258	10,897	5,027
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of retail farm and ranch stores in the United States.  The Company is focused on supplying the lifestyle needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located in towns outlying major metropolitan markets and in rural communities.  At December 28, 2013, the Company operated a total of 1,276 retail farm and ranch stores in 48 states and also offered a number of products online at TractorSupply.com.

Fiscal Year

The Company's fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 28, 2013 and December 29, 2012 consisted of 52 weeks and the fiscal year ended December 31, 2011 consisted of 53 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Presentation of Non-Cash Accruals

The presentation of non-cash accruals for construction in progress on the Consolidated Statements of Cash Flows was changed to conform to the presentation used in the current period.

Stock Split

On August 28, 2013, the Company's Board of Directors declared a two-for-one split of its outstanding shares of common stock to be effected in the form of a stock dividend. On September 26, 2013, stockholders of record at the close of business on September 18, 2013, received one additional share of common stock for each share owned by such stockholder. All share and per-share information in the Annual Report on Form 10-K has been retroactively restated to reflect the stock split. The total number of authorized common shares and the par value of each share was not changed by the split.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States inherently requires estimates and assumptions by management of the Company that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  Actual results could differ from those estimates.

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  The estimated inventory valuation reserve to recognize any impairment in value (i.e. an inability to realize the full carrying value) is based on the Company's aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

Index

Shrinkage
The Company performs physical inventories at each store at least once a year, and the Company has established reserves for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.   The estimated store inventory shrink rate is based on historical experience.  The Company believes historical rates are a reasonably accurate reflection of future trends.

Vendor Funding
The Company receives funding from substantially all of its significant merchandise vendors, in support of its business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds ("vendor support") and volume-based rebate funds ("volume rebates").  The amounts received are subject to terms of vendor agreements, most of which are "evergreen", reflecting the on-going relationship with our significant merchandise vendors. Certain of the Company's agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.  Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

During interim periods, the amount of vendor support is known and is debited to vendors systematically; however, volume rebates are estimated during interim periods based upon initial commitments and anticipated purchase levels with applicable vendors.  The estimated purchase volume (and related vendor funding through volume rebates) is based on the Company's current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although the Company believes it can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could differ from previously estimated amounts.

Freight
The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution.  Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

Self-Insurance Reserves
The Company self-insures a significant portion of its employee medical insurance, workers’ compensation and general liability insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical data and experience, including actuarial calculations. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company's financial results.  At December 28, 2013, the Company had recorded net insurance reserves of $41.3 million compared to $37.4 million at December 29, 2012.

Sales Tax Audit Reserve
A portion of the Company's sales are to tax-exempt customers, predominantly agricultural-based.  The Company obtains exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which the Company conducts business will perform audits to verify the Company's compliance with applicable sales tax laws.  The business activities of the Company's customers and the intended use of the unique products sold by the Company create a challenging and complex compliance environment.  These circumstances also create some risk that the Company could be challenged as to the accuracy of the Company's sales tax compliance.  While the Company believes it appropriately enforces sales tax compliance with its customers and endeavors to fully comply with all applicable sales tax regulations, there can be no assurance that upon final completion of such audits, the Company will not have a significant liability for disallowed exemptions.

The Company reviews past audit experience and assessments with applicable states to continually determine if it has potential exposure for non-compliance.  Any estimated liability is based on an initial assessment of compliance risk and historical experience with each state.  The Company continually reassesses the exposure based on historical audit results, changes in policies, preliminary and final assessments made by state sales tax auditors, and additional documentation that may be provided to reduce the assessment.  The reserve for these tax audits can fluctuate depending on numerous factors, including the complexity of agricultural-based exemptions, the ambiguity in state tax regulations, the number of ongoing audits and the length of time required to settle with the state taxing authorities.

Index

Tax Contingencies
The Company's income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with the Company's various tax filing positions, the Company records a liability for uncertain tax positions taken or expected to be taken in a tax return.  A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved or clarified.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company adjusts its tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from the established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

The Company's tax contingencies reserve contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with the Company's various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.

The effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

Impairment of Long-Lived Assets
Long-lived assets other than goodwill and indefinite-lived intangible assets, which are separately tested for impairment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.  The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store.  If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on an estimated future cash flow model. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If the Company recognizes an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.

No significant impairment charges were recognized in fiscal 2013 and 2012. In fiscal 2011, the Company recognized impairment charges of $0.5 million related to the write-off of certain assets which were not expected to provide any future benefit to the Company and were determined to have no significant fair value.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company's special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit such collections to the applicable governmental entity on a periodic basis.  These taxes are collected from customers at the time of purchase, but are not included in net sales.  The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 28, 2013, the Company had a liability of $3.1 million reserved for sales returns, compared to $3.0 million at December 29, 2012.

Index

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $1.6 million, $1.2 million and $1.5 million in fiscal 2013, 2012 and 2011, respectively.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from vendors to distribution centers, from distribution centers to retail stores, and from one distribution center to another; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or market valuation, slow moving product and excess inventory quantities.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2013, 2012 and 2011 were approximately $65.6 million, $62.6 million and $56.0 million, respectively. Prepaid advertising costs were approximately $0.3 million and $0.9 million at December 28, 2013 and December 29, 2012, respectively.

Warehousing and Distribution Center Costs

Costs incurred at the Company's distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution center costs for fiscal 2013, 2012 and 2011 were approximately $111.3 million, $90.2 million and $76.8 million, respectively.

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $7.8 million, $7.1 million and $7.3 million in fiscal 2013, 2012 and 2011, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include incentive and non-qualified stock options and restricted stock units. In addition, the Company offers an employee stock purchase plan to most employees that work at least 20 hours per week.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company's stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. The Company relies on a blended volatility approach, weighting historical volatility trends and implied volatility, to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on the Company's historical experience for similar options.

Index

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period. The Company adjusts this estimate periodically, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The fair value of the Company's restricted stock unit awards is the closing price of the Company's common stock the day preceding the grant date.

The Company believes its estimates are reasonable in the context of historical experience.  Future results will depend on, among other matters, levels of share-based compensation granted in the future, actual forfeiture rates and the timing of option exercises.

Depreciation and Amortization

Depreciation includes expenses related to all retail, distribution center and corporate assets.  Amortization includes expenses related to definite-lived intangible assets.

Income Taxes

The Company uses the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are determined based on differences between the financial carrying amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are anticipated to be in effect when temporary differences reverse or are settled.  The effect of a tax rate change is recognized in the period in which the law is enacted in the provision for income taxes.  The Company records a valuation allowance when it is more likely than not that a deferred tax asset will not be realized.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding.  Dilutive shares are computed using the treasury stock method for stock options and restricted stock units.

Comprehensive Income

The Company’s comprehensive income is equal to net income in fiscal 2013, 2012 and 2011.

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

Restricted Cash

At December 28, 2013, the Company did not have any restricted cash. At December 29, 2012, the Company’s restricted cash consisted of $8.4 million in time deposits held as collateral for a letter of credit at a financial institution outside of the Senior Credit Facility for certain insurance policies.

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

Index

and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date.  The Company had no borrowings under the Senior Credit Facility at December 28, 2013 and December 29, 2012.

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

The Company entered into agreements with various governmental entities in the states of Kentucky, Georgia and Tennessee to implement tax abatement plans related to its distribution center in Franklin, Kentucky (Simpson County), its distribution center in Macon, Georgia (Bibb County) and its new store support center in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 28, 2013:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$49.0
Brentwood, Tennessee Store Support Center	10 years	$78.0	$50.9

Due to the form of these transactions, the Company has not recorded the bonds or the lease obligation associated with the sale lease-back transaction. The original cost of the Company’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

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

Index

software and hardware in the accompanying Consolidated Balance Sheets.  Certain software costs not meeting the criteria for capitalization are expensed as incurred.

Goodwill

All goodwill is associated with the Company as a whole. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. The Company completes its impairment evaluation by performing internal valuation analyses and considering other publicly available market information, as appropriate.

The test for goodwill impairment is a two step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded as a charge to the Company's operations.

In the fourth quarter of fiscal 2013, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach.  Under the market approach, the fair value is based on observed market prices.

Store Closing Costs

The Company regularly evaluates the performance of its stores and periodically closes those that are under-performing.  The Company records a liability for costs associated with an exit or disposal activity when the liability is incurred, usually in the period the store closes.  Store closing costs were not significant to results of operations for any of the fiscal years presented.

Leases

Assets under capital leases are amortized in accordance with the Company's normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.

Certain operating leases include rent increases during the initial lease term.  For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the expense charged to operations and amounts paid as a deferred rent liability.

The Company occasionally receives reimbursements from landlords to be used towards improving the related store to be leased.  Leasehold improvements are recorded at their gross costs including items reimbursed by landlords.  Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the initial lease term.

Note 2 - Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under the Company's Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all stock option and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company's share-based compensation plans during fiscal 2013. In connection with the 2013 stock split as discussed in Note 1, the number of shares of common stock that are reserved under the ESPP increased from 8.0 million to 16.0 million and the number of shares of common stock that are reserved under the 2009 Stock Incentive Plan increased from 6.2 million to 12.4 million. At December 28, 2013, the Company had approximately 6.5 million shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

Share-based compensation expense including changes in expense for modifications of awards was $13.9 million, $17.6 million and $15.0 million for fiscal 2013, 2012 and 2011, respectively.

Index

Stock Options

Under the Company's 2009 Stock Incentive Plan, options may be granted to current or prospective officers or employees, non-employee directors and consultants.  The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  Vesting of options commences at various anniversary dates following the dates of grant.

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2013, 2012 and 2011, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2013	2012	2011
Expected price volatility	30.7 – 35.4%	37.1 – 38.5%	38.0 – 38.7%
Risk-free interest rate	0.6 – 1.2%	0.6 – 0.8%	0.9 – 2.4%
Weighted average expected lives (in years)	4.7	4.7	4.7 – 5.6
Forfeiture rate	7.0%	7.0%	5.5 – 7.6%
Dividend yield	0.8%	0.7%	0.8 – 1.0%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Prior to 2012, the Company used actual historical changes in the market value of the stock to determine volatility. Beginning in 2012, the Company uses a blended volatility approach, weighting (i) actual historical changes in the market value of the stock at 75% and (ii) average implied volatility using tradable option data at 25%. To calculate historical changes in market value, the Company uses daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility.  To derive implied volatility, the Company relies on publicly traded options, with maturities of six months or greater.  The Company believes this blended calculation of historical and expected price volatility provides the most relevant indicator of future volatility. An increase in the expected volatility will increase compensation expense.

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

Index

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 25, 2010	9,029,714	$10.76		6.7	$121,350
Granted	1,093,310	26.09	$8.87
Exercised	(2,888,014)	10.09
Canceled	(131,260)	16.65

Outstanding December 31, 2011	7,103,750	$13.29		6.5	$154,782
Granted	1,146,504	42.79	$13.13
Exercised	(2,132,896)	11.04
Canceled	(56,976)	30.39

Outstanding December 29, 2012	6,060,382	$19.48		6.6	$147,229
Granted	1,027,251	51.87	$14.67
Exercised	(2,681,225)	12.95
Canceled	(97,360)	43.27

Outstanding December 28, 2013	4,309,048	$30.72		7.1	$193,123

Exercisable at December 28, 2013	2,289,115	$18.51		5.9	$130,549

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 28, 2013, total unrecognized compensation expense related to non-vested stock options was approximately $15.2 million with a weighted average expense recognition period of 1.3 years.

There were no material modifications to options in fiscal 2013, 2012 or 2011.

Other information relative to option activity during fiscal 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Total fair value of stock options vested	$10,535	$8,826	$7,590
Total intrinsic value of stock options exercised	$122,621	$71,879	$59,712

Index

Restricted Stock Units

The Company issues shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to three-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 25, 2010	1,100,356	$10.31
Granted	126,968	26.62
Exercised	(176,780)	10.41
Forfeited	—	—

Restricted at December 31, 2011	1,050,544	$12.26
Granted	80,034	43.55
Exercised	(527,184)	10.50
Forfeited	—	—

Restricted at December 29, 2012	603,394	$18.76
Granted	59,864	51.72
Exercised	(244,462)	14.00
Forfeited	(5,638)	36.24

Restricted at December 28, 2013	413,158	$26.12

Other information relative to restricted unit activity during fiscal 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Total grant date fair value of restricted units vested and issued	$3,422	$5,533	$1,840
Total intrinsic value of restricted units vested and issued	$12,876	$21,694	$4,915

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 165,519, 359,924, and 136,014 shares as a result of vested restricted stock units during fiscal 2013, 2012 and 2011, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 78,943, 167,260, and 40,766 shares withheld to satisfy $4.1 million, $6.8 million, and $1.1 million of employees’ tax obligations during fiscal 2013, 2012 and 2011, respectively.

There were no material modifications to restricted stock units in fiscal 2013, 2012 or 2011.

As of December 28, 2013, total unrecognized compensation expense related to non-vested restricted stock units was approximately $2.8 million with a weighted average expense recognition period of 1.7 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 86,555, 95,836 and 106,666 shares of common stock during fiscal 2013, 2012 and 2011, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $0.9 million, $0.8 million and $0.6 million in fiscal 2013, 2012 and 2011, respectively.  There are a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 28, 2013, there were approximately 12.3 million remaining shares of common stock reserved for future issuance under the ESPP.

Index

Note 3 - Senior Credit Facility:

The Senior Credit Facility provides for borrowings of up to $250 million (with a sublimit of $20 million for swingline loans). The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments).  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At December 28, 2013 and December 29, 2012, there were no outstanding borrowings under the Senior Credit Facility.  There were $38.2 million and $51.4 million outstanding letters of credit under the Senior Credit Facility as of December 28, 2013 and December 29, 2012, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 28, 2013) or the London Inter-Bank Offer Rate (“LIBOR”) (0.16% at December 28, 2013) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 28, 2013), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 28, 2013), adjusted quarterly based on the Company's leverage ratio.  There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  The Company was in compliance with all covenants at December 28, 2013.

Note 4 - Leases:

The Company leases the majority of its retail store locations, its current office space, one distribution center, transportation equipment and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2030.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance and maintenance costs.
Total rent expense for fiscal 2013, 2012 and 2011 was approximately $216.8 million, $200.1 million and $186.8 million, respectively.  Total contingent rent expense for fiscal 2013, 2012 and 2011 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2014	$146	$220,389
2015	146	212,472
2016	146	202,076
2017	146	189,953
2018	146	179,350
Thereafter	1,488	851,078
Total minimum lease payments	2,218	$1,855,318
Amount representing interest	(976)
Present value of minimum lease payments	1,242
Less: current portion	(42)
Long-term capital lease obligations	$1,200

Index

Assets under capital leases were as follows (in thousands):

	2013	2012
Building and improvements	$1,581	$1,581
Computer software and hardware	—	804
Less: accumulated depreciation and amortization	(782)	(1,534)
	$799	$851

Note 5 - Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 200 million shares of common stock. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During fiscal 2013 and 2012, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share (a)	Stockholders of Record Date	Date Paid
October 30, 2013	$0.13	November 18, 2013	December 3, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

October 31, 2012	$0.10	November 19, 2012	December 4, 2012
August 1, 2012	$0.10	August 20, 2012	September 5, 2012
May 2, 2012	$0.10	May 21, 2012	June 5, 2012
February 8, 2012	$0.06	February 27, 2012	March 13, 2012

(a) All dividend amounts except the October 30, 2013 dividend amount have been split adjusted.

On February 5, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share of the Company’s common stock.  The dividend will be paid on March 11, 2014 to stockholders of record as of the close of business on February 24, 2014.

Note 6 - Treasury Stock:

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

The Company repurchased 2.3 million, 6.1 million and 6.2 million shares of common stock under the share repurchase program at a total cost of $129.4 million, $271.8 million and $180.0 million in fiscal 2013, 2012 and 2011, respectively.  As of December 28, 2013, the Company had remaining authorization under the share repurchase program of $161.8 million, exclusive of any fees, commissions, or other expenses.

Index

Note 7 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2013
	(52 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$328,234	139,415	$2.35
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,308	(0.03)
Net income	$328,234	141,723	$2.32

	2012
	(52 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$276,457	142,184	$1.94
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	3,330	(0.04)
Net income	$276,457	145,514	$1.90

	2011
	(53 weeks)
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$222,740	143,554	$1.55
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	4,288	(0.04)
Net income	$222,740	147,842	$1.51

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.6 million, 1.0 million and 0.6 million in fiscal 2013, 2012 and 2011, respectively.

Index

Note 8 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2013	2012	2011
Current tax expense:
Federal	$175,039	$165,519	$112,142
State	19,129	20,342	13,878
Total current	194,168	185,861	126,020

Deferred tax expense (benefit):
Federal	(5,341)	(20,857)	3,220
State	(2,968)	(5,724)	(1,364)
Total deferred	(8,309)	(26,581)	1,856
Total provision	$185,859	$159,280	$127,876

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Current tax assets:
Inventory valuation	$12,133	$11,981
Accrued employee benefit costs	23,184	27,636
Accrued sales taxes	1,905	3,564
Other	10,388	8,439
	47,610	51,620
Current tax liabilities:
Inventory basis difference	(14,470)	(26,182)
Prepaid expenses	(2,100)	(1,541)
Other	(1,202)	(799)
	(17,772)	(28,522)
Net current tax asset	$29,838	$23,098

Non-current tax assets:
Capital lease obligation basis difference	$987	$1,001
Rent expenses in excess of cash payments required	25,229	25,263
Deferred compensation	16,394	17,970
Workers compensation insurance	5,734	—
Other	6,923	4,574
Valuation allowance	—	(862)
	55,267	47,946
Non-current tax liabilities:
Depreciation	(51,547)	(47,219)
Capital lease assets basis difference	(489)	(511)
Other	(3,139)	(1,693)
	(55,175)	(49,423)
Net non-current tax asset (liability)	$92	$(1,477)

Net deferred tax asset	$29,930	$21,621

Index

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $2.3 million and $2.6 million as of December 28, 2013 and December 29, 2012, respectively, with varying dates of expiration between 2014 and 2024.  The Company provided no valuation allowance as of December 28, 2013 and a $0.9 million valuation allowance as of December 29, 2012 for state tax credit carryforwards, due to the uncertainty of utilizing these credits before their expiration dates.  A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2013	2012	2011
Tax provision at statutory rate	$179,933	$152,508	$122,715
Tax effect of:
State income taxes, net of federal tax benefits	10,505	9,502	8,134
Permanent differences	(4,579)	(2,730)	(2,973)
	$185,859	$159,280	$127,876

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2009.  The IRS commenced an examination of the Company’s federal tax returns for 2006 and 2007 which was completed in February 2011, and no IRS adjustments were proposed.  In 2012, the IRS commenced an audit of the 2010 federal tax return. As of December 28, 2013, the audit was not finalized. Various states have completed an examination of our income tax returns for 2009 through 2011 with minimal adjustments.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $1.6 million at December 28, 2013. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will range between $0.1 million and $0.3 million.  A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$5,898	$5,774	$4,801
Additions based on tax positions related to the current year	741	1,358	1,611
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(3,937)	(1,234)	(638)
Reductions due to audit results	(220)	—	—
Balance at end of year	$2,482	$5,898	$5,774

Note 9 - Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the Plan during fiscal 2013, 2012 and 2011, were approximately $4.9 million, $4.4 million and $4.3 million, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants' salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.5 million, $0.4 million and $0.4 million in each of the fiscal years 2013, 2012 and 2011, respectively.

Index

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments
At December 28, 2013, the Company had commitments related to construction projects for new stores totaling approximately $6.0 million and commitments related to the construction of its new store support center in Brentwood, Tennessee of approximately $22.0 million.

Litigation
The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by and certain injunctive relief against the Company. The Company does not expect the resolution of this matters to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of farm and ranch products.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during fiscal 2013, 2012, and 2011:

	Percent of Sales
Product Category:	2013	2012	2011
Livestock and Pet	43%	42%	40%
Hardware, Tools and Truck	23	23	23
Seasonal, Gift and Toy Products	20	20	21
Clothing and Footwear	9	9	10
Agriculture	5	6	6
Total	100%	100%	100%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Index

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 28, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2013 our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

A report of the Company's management on the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the 1934 Act) and a report of Ernst & Young LLP, an independent registered public accounting firm, on the effectiveness of the Company's internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2014 is incorporated herein by reference.

The Company has a Code of Ethics which covers all exempt employees, officers and directors of the Company, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is available in the “Corporate Governance” section of the Company’s website at TractorSupply.com. A copy of the Code of Ethics can also be obtained, free of charge, upon written request to the Corporate Secretary, Tractor Supply Company, 200 Powell Place, Brentwood, TN 37027. The Company intends to post amendments to or waivers, if any, from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller) at this location on its website.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2014 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2014 is incorporated herein by reference.

Index

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance - Director Independence and Board Operations” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2014 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information set forth under the caption “Item 4 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 1, 2014, is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 38 through 57 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 61 through 63 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 19, 2014	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2014
/s/ Gregory A. Sandfort Gregory A. Sandfort	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2014
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 19, 2014
/s/ Johnston C. Adams Johnston C. Adams	Director	February 19, 2014
/s/ Peter D. Bewley Peter D. Bewley	Director	February 19, 2014
/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 19, 2014
/s/ Richard W. Frost Richard W. Frost	Director	February 19, 2014
/s/ George MacKenzie George MacKenzie	Director	February 19, 2014
/s/ Edna K. Morris Edna K. Morris	Director	February 19, 2014
/s/ Mark J. Weikel Mark J. Weikel	Director	February 19, 2014

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

10.2
Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed with the Commission on December 17, 1993, and incorporated herein by reference).+

10.3
Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).+

10.4
Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).+

10.5
First Amendment, dated December 22, 2003 to the Tractor Supply Company Restated 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.6
Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).+

10.7
Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.8
Tractor Supply Company 2000 Stock Incentive Plan (filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Registration No. 333-102768, filed with the Commission on January 28, 2003 and incorporated herein by reference).+

10.9
First Amendment to the Tractor Supply Company 2000 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.) +

10.10
Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.11
Tractor Supply Co. 2004 Cash Incentive Plan, effective April 15, 2004 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2004, Commission File No. 000-23314, and incorporated herein by reference).

10.12
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 10, 2005, Commission File No. 000-23314, and incorporated herein by reference).+

10.13
Form of Incentive Stock Option Agreement under the 2000 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006, Commission File No. 000-23314, and incorporated herein by reference).+

10.14
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.15
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.16
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 27, 2006, Commission File No. 000-23314 and incorporated herein by reference).+

10.17
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

10.19
Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 14, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.20
Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.21
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.23
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

10.26
Compensation Recoupment Policy (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2011, Commission File No. 000-23314, and incorporated herein by reference).+

10.27
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

10.28
Director Resignation Policy (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).

10.29
Form of Amended and Restated Change in Control Agreement for each of Anthony F. Crudele and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.30
Form of Change in Control Agreement for each of Benjamin F. Parrish, Jr., Steve K. Barbarick, Lee J. Downing and Alexander L. Stanton (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Employment Agreement between Tractor Supply Company and Greg A. Sandfort dated October 2, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 2, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.32
Second Amended and Restated Employment Agreement between Tractor Supply Company and James F. Wright dated December 20, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

Index

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2013, filed with the SEC on February 19, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 28, 2013 and December 29, 2012, (ii) the Consolidated Statements of Income for years ended December 28, 2013, December 29, 2012, and December 31, 2011, (iii) the Consolidated Statements of Cash Flows for years ended December 28, 2013, December 29, 2012, and December 31, 2011, (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, and (v) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement