Form 10-Q
period 2014-05-05
TRACTOR SUPPLY CO /DE/
filed 2014-05-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2014
Common Stock, $.008 par value	138,492,953

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 29, 2014	December 28, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,789	$142,743	$57,022
Restricted cash	—	—	8,400
Inventories	1,225,232	979,308	1,142,900
Prepaid expenses and other current assets	47,154	57,359	51,855
Deferred income taxes	19,963	29,838	7,214
Total current assets	1,340,138	1,209,248	1,267,391
Property and equipment:
Land	74,398	73,350	64,141
Buildings and improvements	594,150	581,938	522,280
Furniture, fixtures and equipment	418,473	408,021	356,730
Computer software and hardware	147,803	140,222	119,276
Construction in progress	74,867	65,312	61,801
	1,309,691	1,268,843	1,124,228
Accumulated depreciation and amortization	(629,998)	(603,911)	(540,934)
Property and equipment, net	679,693	664,932	583,294

Goodwill	10,258	10,258	10,258
Deferred income taxes	7,351	92	3,696
Other assets	18,952	18,861	16,689
Total assets	$2,056,392	$1,903,391	$1,881,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$477,508	$316,487	$476,043
Accrued employee compensation	6,696	50,573	9,107
Other accrued expenses	138,696	155,615	135,192
Current portion of capital lease obligations	42	42	39
Income taxes payable	22,481	9,424	3,749
Total current liabilities	645,423	532,141	624,130

Revolving credit loan	80,000	—	105,000
Capital lease obligations, less current maturities	1,190	1,200	1,233
Deferred rent	77,386	76,930	76,205
Other long-term liabilities	47,836	46,226	44,534
Total liabilities	851,835	656,497	851,102
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 200,000 shares authorized; 166,623, 166,324 and 164,408 shares issued; 138,691, 139,654 and 138,980 shares outstanding at March 29, 2014, December 28, 2013 and March 30, 2013, respectively	1,333	1,331	1,315
Additional paid-in capital	464,058	452,668	386,136
Treasury stock – at cost, 27,932, 26,670 and 25,428 shares at March 29, 2014, December 28, 2013 and March 30, 2013, respectively	(923,043)	(838,588)	(759,035)
Retained earnings	1,662,209	1,631,483	1,401,810
Total stockholders’ equity	1,204,557	1,246,894	1,030,226
Total liabilities and stockholders’ equity	$2,056,392	$1,903,391	$1,881,328

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 29, 2014	March 30, 2013

Net sales	$1,183,680	$1,085,838
Cost of merchandise sold	787,461	733,747
Gross profit	396,219	352,091
Selling, general and administrative expenses	290,270	261,469
Depreciation and amortization	27,220	22,699
Operating income	78,729	67,923
Interest expense, net	454	179
Income before income taxes	78,275	67,744
Income tax expense	29,466	23,738
Net income	$48,809	$44,006

Net income per share – basic	$0.35	$0.32
Net income per share – diluted	$0.35	$0.31

Weighted average shares outstanding:
Basic	139,118	138,896
Diluted	141,032	141,610

Dividends declared per common share outstanding	$0.13	$0.10

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$48,809	$44,006
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,220	22,699
Gain on disposition of property and equipment	(57)	(156)
Stock compensation expense	3,941	3,397
Excess tax benefit of stock options exercised	(1,690)	(11,993)
Deferred income taxes	2,616	10,711
Change in assets and liabilities:
Inventories	(245,924)	(234,784)
Prepaid expenses and other current assets	10,205	(47)
Accounts payable	161,021	155,651
Accrued employee compensation	(43,877)	(39,293)
Other accrued expenses	(17,016)	(14,296)
Income taxes payable	14,747	(27,617)
Other	1,929	(3,577)
Net cash used in operating activities	(38,076)	(95,299)
Cash flows from investing activities:
Capital expenditures	(41,863)	(49,335)
Proceeds from sale of property and equipment	82	185
Net cash used in investing activities	(41,781)	(49,150)
Cash flows from financing activities:
Borrowings under revolving credit agreement	80,000	125,000
Repayments under revolving credit agreement	—	(20,000)
Excess tax benefit of stock options exercised	1,690	11,993
Principal payments under capital lease obligations	(10)	(8)
Repurchase of shares to satisfy tax obligations	(1,211)	(3,942)
Repurchase of common stock	(84,455)	(49,863)
Net proceeds from issuance of common stock	6,972	13,590
Cash dividends paid to stockholders	(18,083)	(13,929)
Net cash (used in) provided by financing activities	(15,097)	62,841
Net decrease in cash and cash equivalents	(94,954)	(81,608)
Cash and cash equivalents at beginning of period	142,743	138,630
Cash and cash equivalents at end of period	$47,789	$57,022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$172	$148
Income taxes	11,994	41,650
Non-cash accruals for construction in progress	8,355	17,515

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying interim unaudited condensed consolidated financial statements of Tractor Supply Company (the "Company")have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

Note 2 – Self-Insurance Reserves:

The Company self-insures a significant portion of its employee medical insurance, workers’ compensation insurance and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. For self-insured employee medical claims, we have a stop loss limit of $250,000 per person per year. Our deductible or self-insured retention, as applicable, for each claim involving workers’ compensation insurance and general liability insurance is limited to $500,000. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical data and experience, including actuarial calculations. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company's financial results.  The Company had recorded net self-insurance reserves of $41.8 million, $41.3 million and $35.9 million at March 29, 2014, December 28, 2013 and March 30, 2013, respectively.

Note 3 – Fair Value of Financial Instruments:

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

The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $80 million and $105 million in borrowings under the Senior Credit Facility at March 29, 2014 and March 30, 2013, respectively. The Company had no borrowings under the revolving credit facility at December 28, 2013. Based on current market interest rates, the carrying value of our revolving credit facility approximates fair value.

Note 4 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company's share-based compensation plans during the fiscal three months ended March 29, 2014.

For the first quarters of fiscal 2014 and 2013, share-based compensation expense was $3.9 million and $3.4 million, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first three months of fiscal 2014 and 2013:

	Fiscal three months ended
	March 29, 2014	March 30, 2013
Stock options granted	1,106,609	986,726
Weighted average exercise price	$63.86	$51.66
Weighted average fair value per option	$15.32	$14.66

As of March 29, 2014, total unrecognized compensation expense related to non-vested stock options was approximately $28.0 million with a remaining weighted average expense recognition period of 1.6 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first three months of fiscal 2014 and 2013:

	Fiscal three months ended
	March 29, 2014	March 30, 2013
Restricted stock units granted	45,866	48,580
Weighted average fair value per share	$64.00	$51.50

As of March 29, 2014, total unrecognized compensation expense related to non-vested restricted stock units was approximately $4.7 million with a remaining weighted average expense recognition period of 2.3 years.

Note 5 - Net Income Per Share:

The Company presents both basic and diluted net income per share on the face of the unaudited condensed consolidated statements of income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding. Dilutive shares are computed using the treasury stock method for stock options and restricted stock units. Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended March 29, 2014			Fiscal three months ended March 30, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$48,809	139,118	$0.35	$44,006	138,896	$0.32
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,914	—	—	2,714	(0.01)
Net income	$48,809	141,032	$0.35	$44,006	141,610	$0.31

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.6 million and 1.3 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

Note 6 – Credit Agreement:

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans).  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had $80 million and $105 million in borrowings under the Senior Credit Facility at March 29, 2014 and March 30, 2013, respectively. There were $42.6 million and $46.0 million outstanding letters of

Index

credit under the Senior Credit Facility as of March 29, 2014 and March 30, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at March 29, 2014) or the London Inter-Bank Offer Rate ("LIBOR") (0.15% at March 29, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at March 29, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at March 29, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 29, 2014, the Company was in compliance with all debt covenants.

Note 7 – Treasury Stock:

On February 24, 2014, the Company’s Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $2 billion of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 1.3 million and 1.0 million shares of common stock under the share repurchase program for a total cost of $84.5 million and $49.9 million during the first quarters of fiscal 2014 and fiscal 2013, respectively. As of March 29, 2014, the Company had remaining authorization under the share repurchase program of $1.08 billion, exclusive of any fees, commissions, or other expenses.

Note 8 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 200 million shares of common stock. The Company is also authorized to issue 40,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

On May 1, 2014, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 400 million.

Dividends

During the first three months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

February 6, 2013	$0.10	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On April 30, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on June 3, 2014 to stockholders of record as of the close of business on May 19, 2014.

Note 9 – Income Taxes:

The Company's effective income tax rate increased to 37.6% in the first quarter of fiscal 2014 compared to 35.0% for the first quarter of fiscal 2013. The increase in the effective tax rate was principally a reflection of two favorable items in the prior year quarter that were not present in the current quarter. The first quarter of 2013 benefited from the reversal of reserves for uncertain

Index

tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of the prior year quarter. The Company expects the 2014 full year effective tax rate will be approximately 37.0%.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 29, 2014, the Company had contractual commitments related to the construction of its new store support center of approximately $9.0 million.

Letters of Credit

At March 29, 2014, there were $42.6 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that meet the needs of those who enjoy the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category for the fiscal three months ended March 29, 2014 and March 30, 2013:

	Fiscal three months ended
	March 29, 2014	March 30, 2013
Product Category:
Livestock and Pet	49%	49%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	16	16
Clothing and Footwear	9	9
Agriculture	4	4
Total	100%	100%

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. This Form 10-Q also contains forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to secure or develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (First Quarter) Ended March 29, 2014 and March 30, 2013
Net sales increased 9.0% to $1.18 billion for the first quarter of fiscal 2014 from $1.09 billion for the first quarter of fiscal 2013.  Comparable store sales for the first quarter of fiscal 2014 were $1.11 billion, a 2.2% increase over the first quarter of fiscal 2013. This compares to a 0.5% comparable store sales increase for the first quarter of fiscal 2013. Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed or relocated during either of the years being compared are not removed from our comparable

Index

store sales metrics calculations. If the effect of closed and/or relocated stores on our comparable store sales metrics calculations becomes material, we would remove closed and/or relocated stores from the calculations.

The 2014 comparable store sales increase was primarily driven by key consumable, usable and edible (C.U.E.) products, principally animal- and pet-related merchandise as well as seasonal C.U.E. items including heating fuel, antifreeze and additives. C.U.E. products represent certain high-velocity, consumable items from several of our major product categories. These increases were partially offset by the negative impact to sales from deflation and weaker sales of spring seasonal merchandise. We estimate that comparable store sales were unfavorably impacted by approximately 80 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in the first quarter of fiscal 2014, sales from new stores, which are stores opened for less than one year, were $73.4 million for the first quarter of fiscal 2014, which represented 6.8 percentage points of the 9.0% increase over total first quarter fiscal 2013 net sales. For the first quarter of fiscal 2013, sales from new stores were $62.1 million, which represented 6.1 percentage points of the 6.4% increase over total first quarter fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal three months ended March 29, 2014 and March 30, 2013:

	Fiscal three months ended
	March 29, 2014	March 30, 2013
Store Count, Beginning of Period	1,276	1,176
New Stores Opened	32	22
Stores Closed	—	(1)
Store Count, End of Period	1,308	1,197

Stores Relocated	—	—

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 29, 2014 and March 30, 2013:

	Fiscal three months ended
	March 29, 2014	March 30, 2013
Product Category:
Livestock and Pet	49%	49%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	16	16
Clothing and Footwear	9	9
Agriculture	4	4
Total	100%	100%

Gross profit increased 12.5% to $396.2 million for the first quarter of fiscal 2014 from $352.1 million in the first quarter of fiscal 2013.  As a percent of sales, gross margin increased 110 basis points to 33.5% from 32.4% in the first quarter of fiscal 2013. The primary contributors to the increase were solid retail price management in C.U.E. products through this deflationary quarter and strong sell-through of winter goods due to the cold weather, resulting in fewer markdowns.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 70 basis points to 26.8% in the first quarter of fiscal 2014 from 26.1% in the first quarter of fiscal 2013.  The increase as a percent of sales was primarily attributable to higher occupancy and store-level costs directly related to the extreme cold weather for items such as utilities, snow removal, and building repair, as well as increased distribution center costs. Total SG&A expenses increased 11.7% to $317.5 million from $284.2 million in the first quarter of fiscal 2013. The increase in SG&A primarily reflects new store growth and variable costs associated with our comparable store sales growth as well as higher operating costs related to the extreme cold weather and increased distribution center costs.

The effective income tax rate increased to 37.6% in the first quarter of fiscal 2014 compared to 35.0% for the first quarter of fiscal 2013. The increase in the effective tax rate was principally a reflection of two favorable items in the prior year quarter that were

Index

not present in the current quarter. The first quarter of 2013 benefited from the reversal of reserves for uncertain tax positions and the reinstatement of the federal Work Opportunity Tax Credit that was approved by Congress in the early part of the prior year quarter. The Company expects the full year 2014 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2014 increased 10.9% to $48.8 million or $0.35 per diluted share, as compared to net income of $44.0 million, or $0.31 per diluted share, for the first quarter of fiscal 2013.

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

Working Capital

At March 29, 2014, the Company had working capital of $694.7 million, which increased $17.6 million from December 28, 2013 and increased $51.4 million from March 30, 2013.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 29, 2014	December 28, 2013	Variance	March 30, 2013	Variance
Current assets:
Cash and cash equivalents	$47.8	$142.7	$(94.9)	$57.0	$(9.2)
Restricted cash	—	—	—	8.4	(8.4)
Inventories	1,225.2	979.3	245.9	1,142.9	82.3
Prepaid expenses and other current assets	47.1	57.4	(10.3)	51.9	(4.8)
Deferred income taxes	20.0	29.8	(9.8)	7.2	12.8
	1,340.1	1,209.2	130.9	1,267.4	72.7
Current liabilities:
Accounts payable	477.5	316.5	161.0	476.0	1.5
Accrued employee compensation	6.7	50.6	(43.9)	9.1	(2.4)
Other accrued expenses	138.7	155.6	(16.9)	135.2	3.5
Income taxes payable	22.5	9.4	13.1	3.8	18.7
	645.4	532.1	113.3	624.1	21.3
Working capital	$694.7	$677.1	$17.6	$643.3	$51.4

In comparison to December 28, 2013, working capital as of March 29, 2014 was impacted most significantly by changes in our cash, inventory, accounts payable and accrued employee compensation.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, offset in part by earnings from operations and incremental borrowings under the Senior Credit Facility. Capital expenditures are principally related to new store construction and construction of the new store support center in Brentwood, TN.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as a seasonal build in anticipation of the spring selling season.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation and the timing of payroll disbursements.

In comparison to March 30, 2013, working capital as of March 29, 2014 was impacted most significantly by changes in our inventories and income taxes payable.

•
The increase in inventories is primarily a result of new store growth partially offset by a slight decrease of average inventory per store of 0.6%. The decrease in average inventory on a per store basis is related to the strong sell-through of seasonal

Index

merchandise, deflation and a delay of spring receipts. Accounts payable did not have a corresponding increase due to timing of payments.

•	The increase in income taxes payable is primarily due to timing of tax payments.

Operating Activities

Operating activities used net cash of $38.1 million and $95.3 million in the first three months of fiscal 2014 and fiscal 2013, respectively.  The $57.2 million decrease in net cash used in operating activities in the first three months of fiscal 2014 compared to the first three months of fiscal 2013 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 29, 2014	March 30, 2013	Variance
Net income	$48.8	$44.0	$4.8
Depreciation and amortization	27.2	22.7	4.5
Stock compensation expense	3.9	3.4	0.5
Excess tax benefit of stock options exercised	(1.7)	(12.0)	10.3
Deferred income taxes	2.6	10.7	(8.1)
Inventories and accounts payable	(84.9)	(79.1)	(5.8)
Prepaid expenses and other current assets	10.2	—	10.2
Accrued expenses	(60.9)	(53.6)	(7.3)
Income taxes payable	14.7	(27.6)	42.3
Other, net	2.0	(3.8)	5.8
Net cash used in operating activities	$(38.1)	$(95.3)	$57.2

The $57.2 million decrease in net cash used in operating activities in the first three months of fiscal 2014 compared with the first three months of fiscal 2013 primarily relates to the timing of estimated income tax payments.

Investing Activities

Investing activities used cash of $41.8 million and $49.2 million in the first three months of fiscal 2014 and fiscal 2013, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures. Capital expenditures for the first three months of fiscal 2014 and fiscal 2013 were as follows (in millions):

	Fiscal three months ended
	March 29, 2014	March 30, 2013
New and relocated stores and stores not yet opened	$20.0	$12.3
Corporate and other	10.1	1.0
Information technology	6.5	11.0
Existing stores	4.4	2.3
Distribution center capacity and improvements	0.9	19.4
Purchase of previously leased stores	—	3.3
	$41.9	$49.3

The above table reflects 32 new stores in the first three months of fiscal 2014, compared to 22 new stores during the first three months of fiscal 2013. We expect to open approximately 102 to 106 new stores during fiscal 2014 compared to 102 new stores in fiscal 2013. The decrease in spending on distribution center capacity and improvements in the first three months of fiscal 2014 compared to the first three months of fiscal 2013 is primarily due to the construction of our new Macon, GA distribution center in fiscal 2013, which is the relocation of our former Southeast distribution center in Braselton, GA. This facility became operational in the third quarter of 2013. The increase in corporate and other in the first three months of fiscal 2014 compared to the first three months of fiscal 2013 is primarily due to the construction of our new store support center in Brentwood, TN, which is expected to be completed in the third quarter of 2014.

Index

Financing Activities

Financing activities used cash of $15.1 million and provided cash of $62.8 million in the first three months of fiscal 2014 and fiscal 2013, respectively.  This change in net cash used in financing activities is largely due to $25 million less in borrowings, net of repayments, under the Senior Credit Facility and $34.6 million more in common stock repurchases during the first three months of fiscal 2014 compared to the first three months of fiscal 2013.

The Senior Credit Facility provides for borrowings up to $250 million (with a sublimit of $20 million for swingline loans).  The Senior Credit Facility has an Increase Option for $150 million (subject to additional lender group commitments). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had $80 million and $105 million in borrowings under the Senior Credit Facility at March 29, 2014 and March 30, 2013, respectively. There were $42.6 million and $46.0 million outstanding letters of credit under the Senior Credit Facility as of March 29, 2014 and March 30, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at March 29, 2014) or LIBOR (0.15% at March 29, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at March 29, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at March 29, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 29, 2014, the Company was in compliance with all debt covenants.

The Company believes that its existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, new store support center and distribution center capacity, through the end of fiscal 2014.

Share Repurchase Program

On February 24, 2014, the Company’s Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $2 billion of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 1.3 million and 1.0 million shares of common stock under the share repurchase program for a total cost of $84.5 million and $49.9 million during the first quarters of fiscal 2014 and fiscal 2013, respectively. As of March 29, 2014, the Company had remaining authorization under the share repurchase program of $1.08 billion, exclusive of any fees, commissions, or other expenses.

Dividends

During the first three months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

February 6, 2013	$0.10	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On April 30, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on June 3, 2014 to stockholders of record as of the close of business on May 19, 2014.

Index

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. The Company typically leases buildings for retail stores and offices rather than acquiring these assets which allows the Company to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At March 29, 2014, the Company had contractual commitments related to the construction of its new store support center of approximately $9.0 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013.

At March 29, 2014, there were $42.6 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company's financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company's significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation	-	Income tax contingencies
-	Self-insurance reserves	-	Long-lived assets
-	Sales tax audit reserve

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 for a discussion of the Company's critical accounting policies.  The Company's financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both March 29, 2014 and March 30, 2013) or LIBOR (0.15% and 0.20% at March 29, 2014 and March 30, 2013, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at both March 29, 2014 and March 30, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at both March 29, 2014 and March 30, 2013), adjusted quarterly based on our leverage ratio.  See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 29, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2014, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
December 29, 2013 – January 25, 2014	152,166	$74.27	152,166	$1,150,469,610
January 26, 2014 – February 22, 2014 (b)	1,028,243	65.46	1,010,000	1,084,382,808
February 23, 2014 – March 29, 2014	99,700	70.75	99,700	1,077,330,571
Total	1,280,109	$66.92	1,261,866	$1,077,330,571

(a) In February 2014, the Company's Board of Directors authorized a $1 billion increase to the existing $1 billion share repurchase program for a total of $2 billion through December 2017.
(b) The total number of shares purchased and average price paid per share include 18,243 shares withheld from vested restricted stock units to satisfy employees' minimum statutory tax withholding requirements.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit

10.1
Transition Agreement dated March 10, 2014, by and between Tractor Supply Company and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on March 14, 2014, Commission File No. 000-23314, and incorporated herein by reference).+

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, filed with the Securities and Exchange Commission on May 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 29, 2014, December 28, 2013 and March 30, 2013, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 29, 2014 and March 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 29, 2014 and March 30, 2013, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith
+    Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 5, 2014	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)