Form 10-Q
period 2014-08-04
TRACTOR SUPPLY CO /DE/
filed 2014-08-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Powell Place, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2014
Common Stock, $.008 par value	137,676,558

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 28, 2014	December 28, 2013	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$55,965	$142,743	$55,698
Inventories	1,154,585	979,308	1,082,861
Prepaid expenses and other current assets	48,120	57,359	52,676
Deferred income taxes	25,515	29,838	14,446
Total current assets	1,284,185	1,209,248	1,205,681
Property and equipment:
Land	75,843	73,350	65,290
Buildings and improvements	607,030	581,938	531,142
Furniture, fixtures and equipment	427,024	408,021	371,565
Computer software and hardware	156,674	140,222	132,875
Construction in progress	84,049	65,312	74,393
	1,350,620	1,268,843	1,175,265
Accumulated depreciation and amortization	(657,233)	(603,911)	(563,789)
Property and equipment, net	693,387	664,932	611,476

Goodwill	10,258	10,258	10,258
Deferred income taxes	17,395	92	2,646
Other assets	20,303	18,861	16,363
Total assets	$2,025,528	$1,903,391	$1,846,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,170	$316,487	$360,811
Accrued employee compensation	21,158	50,573	26,783
Other accrued expenses	144,360	155,615	138,417
Current portion of capital lease obligations	125	42	39
Income taxes payable	73,174	9,424	53,482
Total current liabilities	628,987	532,141	579,532

Capital lease obligations, less current maturities	3,078	1,200	1,224
Deferred rent	77,864	76,930	76,474
Other long-term liabilities	49,674	46,226	45,447
Total liabilities	759,603	656,497	702,677
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at June 28, 2014, 200,000 shares authorized at December 28, 2013 and June 29, 2013; 166,881, 166,324 and 165,316 shares issued; 137,989, 139,654 and 139,534 shares outstanding at June 28, 2014, December 28, 2013 and June 29, 2013, respectively	1,335	1,331	1,322
Additional paid-in capital	476,742	452,668	413,695
Treasury stock – at cost, 28,892, 26,670 and 25,782 shares at June 28, 2014, December 28, 2013 and June 29, 2013, respectively	(985,585)	(838,588)	(778,476)
Retained earnings	1,773,433	1,631,483	1,507,206
Total stockholders’ equity	1,265,925	1,246,894	1,143,747
Total liabilities and stockholders’ equity	$2,025,528	$1,903,391	$1,846,424
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales	$1,583,831	$1,455,767	$2,767,511	$2,541,605
Cost of merchandise sold	1,033,299	949,627	1,820,760	1,683,374
Gross profit	550,532	506,140	946,751	858,231
Selling, general and administrative expenses	311,589	283,941	601,859	545,410
Depreciation and amortization	27,914	24,220	55,134	46,919
Operating income	211,029	197,979	289,758	265,902
Interest expense, net	308	556	762	735
Income before income taxes	210,721	197,423	288,996	265,167
Income tax expense	77,310	73,843	106,776	97,581
Net income	$133,411	$123,580	$182,220	$167,586

Net income per share – basic	$0.96	$0.89	$1.31	$1.21
Net income per share – diluted	$0.95	$0.87	$1.30	$1.18

Weighted average shares outstanding:
Basic	138,394	139,344	138,756	139,074
Diluted	140,110	141,580	140,571	141,550

Dividends declared per common share outstanding	$0.16	$0.13	$0.29	$0.23

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$182,220	$167,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,134	46,919
Gain on disposition of property and equipment	(68)	(178)
Stock compensation expense	8,118	6,934
Excess tax benefit of stock options exercised	(4,171)	(24,804)
Deferred income taxes	(12,980)	4,529
Change in assets and liabilities:
Inventories	(175,277)	(174,745)
Prepaid expenses and other current assets	9,239	(868)
Accounts payable	73,683	40,419
Accrued employee compensation	(29,415)	(21,617)
Other accrued expenses	(10,742)	(19,639)
Income taxes payable	67,921	34,927
Other	2,842	3,360
Net cash provided by operating activities	166,504	62,823
Cash flows from investing activities:
Capital expenditures	(82,114)	(98,626)
Proceeds from sale of property and equipment	166	235
Decrease in restricted cash	—	8,400
Net cash used in investing activities	(81,948)	(89,991)
Cash flows from financing activities:
Borrowings under revolving credit agreement	110,000	135,000
Repayments under revolving credit agreement	(110,000)	(135,000)
Excess tax benefit of stock options exercised	4,171	24,804
Principal payments under capital lease obligations	(27)	(17)
Repurchase of shares to satisfy tax obligations	(1,211)	(3,942)
Repurchase of common stock	(146,997)	(69,304)
Net proceeds from issuance of common stock	13,000	24,808
Cash dividends paid to stockholders	(40,270)	(32,113)
Net cash used in financing activities	(171,334)	(55,764)
Net decrease in cash and cash equivalents	(86,778)	(82,932)
Cash and cash equivalents at beginning of period	142,743	138,630
Cash and cash equivalents at end of period	$55,965	$55,698
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$360	$276
Income taxes	51,306	59,003
Supplemental disclosures of non-cash activities:
Property acquired through capital lease	$1,988	$—
Non-cash accruals for construction in progress	7,745	20,637
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation:

The accompanying interim unaudited condensed consolidated financial statements of Tractor Supply Company (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical data and experience, including actuarial calculations. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company's financial results.  The Company had recorded net self-insurance reserves of $43.9 million, $41.3 million and $37.4 million at June 28, 2014, December 28, 2013 and June 29, 2013, respectively.

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

The Company's financial instruments consist of cash and cash equivalents, restricted cash, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had no borrowings under the Senior Credit Facility at June 28, 2014, December 28, 2013 or June 29, 2013.

Note 4 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company's share-based compensation plans during the fiscal six months ended June 28, 2014.

For the second quarters of fiscal 2014 and 2013, share-based compensation expense was $4.2 million and $3.5 million, respectively, and $8.1 million and $6.9 million for the first six months of fiscal 2014 and 2013, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first six months of fiscal 2014 and 2013:

	Fiscal six months ended
	June 28, 2014	June 29, 2013
Stock options granted	1,117,089	1,015,426
Weighted average exercise price	$63.89	$51.72
Weighted average fair value per option	$15.33	$14.65

As of June 28, 2014, total unrecognized compensation expense related to non-vested stock options was approximately $23.8 million with a remaining weighted average expense recognition period of 1.5 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first six months of fiscal 2014 and 2013:

	Fiscal six months ended
	June 28, 2014	June 29, 2013
Restricted stock units granted	56,650	59,864
Weighted average fair value per share	$64.52	$51.72

As of June 28, 2014, total unrecognized compensation expense related to non-vested restricted stock units was approximately $4.6 million with a remaining weighted average expense recognition period of 1.9 years.

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

	Fiscal three months ended June 28, 2014			Fiscal three months ended June 29, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$133,411	138,394	$0.96	$123,580	139,344	$0.89
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,716	(0.01)	—	2,236	(0.02)
Net income	$133,411	140,110	$0.95	$123,580	141,580	$0.87

Index

	Fiscal six months ended June 28, 2014			Fiscal six months ended June 29, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$182,220	138,756	$1.31	$167,586	139,074	$1.21
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,815	(0.01)	—	2,476	(0.03)
Net income	$182,220	140,571	$1.30	$167,586	141,550	$1.18

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.4 million for each of the three months ended June 28, 2014 and June 29, 2013, and 0.9 million and 1.2 million for the six months ended June 28, 2014 and June 29, 2013, respectively.

Note 6 – Credit Agreement:

On May 16, 2014, the Company exercised the option to increase the availability under the Senior Credit Facility by $150 million, which increased the aggregate principal amount available thereunder from $250 million to $400 million. The sublimit for swingline loans was also increased from $20 million to $30 million. This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had no borrowings under the Senior Credit Facility at June 28, 2014 and June 29, 2013. There were $70.9 million and $73.9 million outstanding letters of credit under the Senior Credit Facility as of June 28, 2014 and June 29, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at June 28, 2014) or the London Inter-Bank Offer Rate ("LIBOR") (0.15% at June 28, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at June 28, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at June 28, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 28, 2014, the Company was in compliance with all debt covenants.

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

The Company repurchased 1.0 million and 0.4 million shares of common stock under the share repurchase program for a total cost of $62.5 million and $19.4 million during the second quarters of fiscal 2014 and fiscal 2013, respectively. During the first six months of 2014 and 2013, the Company repurchased 2.2 million and 1.4 million shares under the share repurchase program for a total cost of $147.0 million and $69.3 million, respectively. As of June 28, 2014, the Company had remaining authorization under the share repurchase program of $1.01 billion, exclusive of any fees, commissions, or other expenses.

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

Index

Dividends

During the first six months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 5, 2014	$0.13	February 24, 2014	March 11, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014

February 6, 2013	$0.10	February 25, 2013	March 12, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On July 30, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on September 3, 2014 to stockholders of record as of the close of business on August 18, 2014.

Note 9 – Income Taxes:

The Company's effective income tax rate decreased to 36.7% in the second quarter of fiscal 2014 compared to 37.4% for the second quarter of fiscal 2013 due principally to the timing of the recognition of certain state and federal tax credits. For the first six months of fiscal 2014, our effective tax rate increased to 36.9% compared to 36.8% for the first six months of fiscal 2013. The increase in the effective tax rate was due to a reduction in tax credits, principally the federal Wage Opportunity Tax Credit ("WOTC") which has not been reinstated for 2014. The Company expects the 2014 full year effective tax rate will be approximately 36.9%.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 28, 2014, the Company had contractual commitments related to the construction of its new store support center of approximately $1.8 million.

Letters of Credit

At June 28, 2014, there were $70.9 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

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

Index

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that meet the needs of those who enjoy the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category for the fiscal three and six months ended June 28, 2014 and June 29, 2013:

	Fiscal three months ended		Fiscal six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product Category:
Livestock and Pet	41%	40%	45%	44%
Seasonal, Gift and Toy Products	24	25	21	21
Hardware, Tools and Truck	22	22	22	22
Agriculture	7	8	5	6
Clothing and Footwear	6	5	7	7
Total	100%	100%	100%	100%

Note 12 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. This Form 10-Q also contains forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 28, 2014 and June 29, 2013
Net sales increased 8.8% to $1.58 billion for the second quarter of fiscal 2014 from $1.46 billion for the second quarter of fiscal 2013.  Comparable store sales for the second quarter of fiscal 2014 were $1.49 billion, a 1.9% increase over the second quarter of fiscal 2013. This compares to a 7.2% comparable store sales increase for the second quarter of fiscal 2013. Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed or relocated during either of the years being compared are not removed from our

Index

comparable store sales metrics calculations. If the effect of closed and/or relocated stores on our comparable store sales metrics calculations becomes material, we would remove closed and/or relocated stores from the calculations.

The 2014 comparable store sales increase was driven by continued strength of consumable, usable and edible products (C.U.E.) and an increase in traffic counts. C.U.E. products represent certain high-velocity, consumable items from several of our major product categories. The favorable drivers of the comparable store sales increase were partially offset by deflation, continued softness in our safe category and weaker than expected sales of certain seasonal products primarily in the Northern regions. We estimate that comparable store sales were unfavorably impacted by approximately 100 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in the second quarter of fiscal 2014, sales from new stores, which are stores opened for less than one year, were $100.3 million for the second quarter of fiscal 2014, which represented 6.9 percentage points of the 8.8% increase over total second quarter fiscal 2013 net sales. For the second quarter of fiscal 2013, sales from new stores were $72.3 million, which represented 5.6 percentage points of the 12.7% increase over total second quarter fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal three months ended June 28, 2014 and June 29, 2013:

	Fiscal three months ended
	June 28, 2014	June 29, 2013
Store Count, Beginning of Period	1,308	1,197
New Stores Opened	23	26
Stores Closed	—	—
Store Count, End of Period	1,331	1,223

Stores Relocated	1	—

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended June 28, 2014 and June 29, 2013:

	Fiscal three months ended
	June 28, 2014	June 29, 2013
Product Category:
Livestock and Pet	41%	40%
Seasonal, Gift and Toy Products	24	25
Hardware, Tools and Truck	22	22
Agriculture	7	8
Clothing and Footwear	6	5
Total	100%	100%

Gross profit increased 8.8% to $550.5 million for the second quarter of fiscal 2014 from $506.1 million in the second quarter of fiscal 2013.  As a percent of sales, gross margin was flat to prior year quarter at 34.8% as increased transportation costs and the unfavorable impact from the change in mix of products and slightly more sales-driving promotions offset the favorable impact of our key gross margin enhancing initiatives and the favorable impact of deflation. Our key gross margin enhancing initiatives include inventory management, strategic sourcing, exclusive branding and price optimization.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 30 basis points to 21.5% in the second quarter of fiscal 2014 from 21.2% in the second quarter of fiscal 2013.  The increase as a percent of sales was primarily attributable to lower comparable store sales and higher employee benefit expenses, partially offset by lower incentive compensation expense. Total SG&A expenses increased 10.2% to $339.5 million from $308.2 million in the second quarter of fiscal 2013. This change is due primarily to new store growth and variable costs associated with our same-store sales growth.

Index

The effective income tax rate decreased to 36.7% in the second quarter of fiscal 2014 compared to 37.4% for the second quarter of fiscal 2013 due principally to the timing of the recognition of certain state and federal tax credits. The Company expects the full year 2014 effective tax rate will be approximately 36.9%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2014 increased 8.0% to $133.4 million or $0.95 per diluted share, as compared to net income of $123.6 million, or $0.87 per diluted share, for the second quarter of fiscal 2013.

Fiscal Six Months Ended June 28, 2014 and June 29, 2013
Net sales increased 8.9% to $2.77 billion for the first six months of fiscal 2014 from $2.54 billion for the first six months of fiscal 2013.  Comparable store sales for the first six months of fiscal 2014 were $2.60 billion, a 2.0% increase over the first six months of fiscal 2013. This compares to a 4.2% comparable store sales increase for the first six months of fiscal 2013. The 2014 comparable store sales increase was driven primarily by continued strong results in key C.U.E. products, principally animal- and pet-related merchandise and an increase in traffic counts. We estimate that comparable store sales were unfavorably impacted by approximately 90 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in the first six months of fiscal 2014, sales from stores opened less than one year were $173.7 million for the first six months of fiscal 2014, which represented 6.8 percentage points of the 8.9% increase over total first six months fiscal 2013 net sales. Sales from stores opened less than one year were $134.5 million for the first six months of fiscal 2013, which represented 5.8 percentage points of the 9.9% increase over total first six months fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal six months ended June 28, 2014 and June 29, 2013:

	Fiscal six months ended
	June 28, 2014	June 29, 2013
Store Count, Beginning of Period	1,276	1,176
New Stores Opened	55	48
Stores Closed	—	(1)
Store Count, End of Period	1,331	1,223

Stores Relocated	1	—

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended June 28, 2014 and June 29, 2013:

	Fiscal six months ended
	June 28, 2014	June 29, 2013
Product Category:
Livestock and Pet	45%	44%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	21	21
Clothing and Footwear	7	7
Agriculture	5	6
Total	100%	100%

Gross profit increased 10.3% to $946.8 million for the first six months of fiscal 2014 from $858.2 million in the first six months of fiscal 2013.  As a percent of sales, gross margin increased 40 basis points to 34.2% for the first six months of fiscal 2014 compared to 33.8% for the comparable period in fiscal 2013. The increase in gross margin as a percent of sales resulted from the favorable impact from key gross margin enhancing initiatives which include inventory management, strategic sourcing, exclusive branding and price optimization, as well as deflation, offset by the unfavorable impact of product mix and increased transportation costs.

As a percent of sales, SG&A expenses, including depreciation and amortization, increased 30 basis points to 23.7% in the first six months of fiscal 2014 from 23.4% in the first six months of fiscal 2013.  The SG&A increase as a percent of sales for the first six months of 2014 was primarily attributable to lower comparable store sales and higher employee benefit expenses, partially

Index

offset by lower incentive compensation expense. Total SG&A expenses increased 10.9% to $657.0 million from $592.3 million in the first six months of fiscal 2013.  This change is due primarily to new store growth and variable costs associated with our comparable store sales growth as well as higher operating costs related to the extreme cold weather and increased distribution center costs.

For the first six months of fiscal 2014, the effective income tax rate increased slightly to 36.9% compared to 36.8% for the first six months of fiscal 2013. The increase in the effective tax rate was due to a reduction in tax credits, principally the federal WOTC which has not been reinstated for 2014. The Company expects the full year 2014 effective tax rate will by approximately 36.9%.

As a result of the foregoing factors, net income for the first six months of fiscal 2014 increased 8.7% to $182.2 million compared to $167.6 million in the first six months of fiscal 2013.  Net income per diluted share for the first six months of fiscal 2014 increased to $1.30 from $1.18 in the first six months of fiscal 2013.

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

Working Capital

At June 28, 2014, the Company had working capital of $655.2 million, which decreased $21.9 million from December 28, 2013 and increased $29.0 million from June 29, 2013.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 28, 2014	December 28, 2013	Variance	June 29, 2013	Variance
Current assets:
Cash and cash equivalents	$56.0	$142.7	$(86.7)	$55.7	$0.3
Inventories	1,154.6	979.3	175.3	1,082.9	71.7
Prepaid expenses and other current assets	48.1	57.4	(9.3)	52.7	(4.6)
Deferred income taxes	25.5	29.8	(4.3)	14.4	11.1
	1,284.2	1,209.2	75.0	1,205.7	78.5
Current liabilities:
Accounts payable	390.2	316.5	73.7	360.8	29.4
Accrued employee compensation	21.1	50.6	(29.5)	26.8	(5.7)
Other accrued expenses	144.4	155.6	(11.2)	138.4	6.0
Current portion of capital lease obligation	0.1	—	0.1	—	0.1
Income taxes payable	73.2	9.4	63.8	53.5	19.7
	629.0	532.1	96.9	579.5	49.5
Working capital	$655.2	$677.1	$(21.9)	$626.2	$29.0

In comparison to December 28, 2013, working capital as of June 28, 2014 was impacted most significantly by changes in our cash, inventories, accounts payable, accrued employee compensation and income taxes payable.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, offset in part by earnings from operations. Capital expenditures are principally related to new store construction and construction of the new store support center in Brentwood, TN.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase of average inventory per store of 10.9% due to normal seasonal patterns.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

•	The increase in income taxes payable is primarily due to timing of tax payments.

Index

In comparison to June 29, 2013, working capital as of June 28, 2014 was impacted most significantly by changes in our inventories, accounts payable and income taxes payable.

•
The increase in inventories and accounts payable is primarily a result of new store growth partially offset by a decrease in average inventory per store of 3.4%. The decrease in average inventory on a per store basis is due to deflation in the current year and a prior year inventory per store that was slightly elevated due to strategic early third quarter inventory purchases in key categories and additional inventory build to support the relocation of the southeast distribution center in the third quarter of fiscal 2013.

•	The increase in income taxes payable is primarily due to timing of tax payments.

Operating Activities

Operating activities provided net cash of $166.5 million and $62.8 million in the first six months of fiscal 2014 and fiscal 2013, respectively.  The $103.7 million increase in net cash provided by operating activities in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 28, 2014	June 29, 2013	Variance
Net income	$182.2	$167.6	$14.6
Depreciation and amortization	55.1	46.9	8.2
Stock compensation expense	8.1	6.9	1.2
Excess tax benefit of stock options exercised	(4.2)	(24.8)	20.6
Deferred income taxes	(13.0)	4.5	(17.5)
Inventories and accounts payable	(101.6)	(134.3)	32.7
Prepaid expenses and other current assets	9.2	(0.9)	10.1
Accrued expenses	(40.1)	(41.3)	1.2
Income taxes payable	67.9	34.9	33.0
Other, net	2.9	3.3	(0.4)
Net cash provided by operating activities	$166.5	$62.8	$103.7

The $103.7 million increase in net cash provided by operating activities in the first six months of fiscal 2014 compared with the first six months of fiscal 2013 primarily relates to the timing of estimated income tax payments. Also, inventory, net of accounts payable, required less use of operating funds in the first six months of fiscal 2014 than in the same period last year due to timing of receipts and payments.

Investing Activities

Investing activities used cash of $81.9 million and $90.0 million in the first six months of fiscal 2014 and fiscal 2013, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures. Capital expenditures for the first six months of fiscal 2014 and fiscal 2013 were as follows (in millions):

	Fiscal six months ended
	June 28, 2014	June 29, 2013
New and relocated stores and stores not yet opened	$39.6	$29.9
Corporate and other	20.8	12.1
Information technology	12.1	14.7
Existing stores	8.7	5.5
Distribution center capacity and improvements	0.9	33.1
Purchase of previously leased stores	—	3.3
	$82.1	$98.6

Index

The above table reflects 55 new stores in the first six months of fiscal 2014, compared to 48 new stores during the first six months of fiscal 2013. We expect to open approximately 102 to 106 new stores during fiscal 2014 compared to 102 new stores in fiscal 2013. The decrease in spending on distribution center capacity and improvements in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 is primarily due to the construction of our new Macon, GA distribution center in fiscal 2013, which is the relocation of our former Southeast distribution center in Braselton, GA. This facility became operational in the third quarter of fiscal 2013. The increase in corporate and other in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 is primarily due to the construction of our new store support center in Brentwood, TN, which is expected to be completed in the third quarter of fiscal 2014.

Financing Activities

Financing activities used cash of $171.3 million and $55.8 million in the first six months of fiscal 2014 and fiscal 2013, respectively.  This change in net cash used in financing activities is largely due to $77.7 million more in common stock repurchases and $20.6 million less in excess tax benefits related to stock option exercises during the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

On May 16, 2014, the Company exercised the option to increase the availability under the Senior Credit Facility by $150 million, which increased the aggregate principal amount available thereunder from $250 million to $400 million. The sublimit for swingline loans was also increased from $20 million to $30 million. This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had no borrowings under the Senior Credit Facility at June 28, 2014 and June 29, 2013. There were $70.9 million and $73.9 million outstanding letters of credit under the Senior Credit Facility as of June 28, 2014 and June 29, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at June 28, 2014) or LIBOR (0.15% at June 28, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at June 28, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at June 28, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 28, 2014, the Company was in compliance with all debt covenants.

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

The Company repurchased 1.0 million and 0.4 million shares of common stock under the share repurchase program for a total cost of $62.5 million and $19.4 million during the second quarters of fiscal 2014 and fiscal 2013, respectively. During the first six months of 2014 and 2013, the Company repurchased 2.2 million and 1.4 million shares under the share repurchase program for a total cost of $147.0 million and $69.3 million, respectively. As of June 28, 2014, the Company had remaining authorization under the share repurchase program of $1.01 billion, exclusive of any fees, commissions, or other expenses.

Index

Dividends

During the first six months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 5, 2014	$0.13	February 24, 2014	March 11, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014

February 6, 2013	$0.10	February 25, 2013	March 12, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On July 30, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on September 3, 2014 to stockholders of record as of the close of business on August 18, 2014.

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

Significant Contractual Obligations and Commercial Commitments

At June 28, 2014, the Company had contractual commitments related to the construction of its new store support center of approximately $1.8 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013.

At June 28, 2014, there were $70.9 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

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

Index

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both June 28, 2014 and June 29, 2013) or LIBOR (0.15% and 0.20% at June 28, 2014 and June 29, 2013, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at both June 28, 2014 and June 29, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at both June 28, 2014 and June 29, 2013), adjusted quarterly based on our leverage ratio.  See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 28, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2014, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the EPA in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the DOJ, on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA's position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 30, 2014 – April 26, 2014	256,300	$67.35	256,300	$1,060,073,489
April 27, 2014 – May 24, 2014	286,699	64.90	286,699	1,041,471,577
May 25, 2014 – June 28, 2014	417,900	63.83	417,900	1,014,803,424
Total	960,899	$65.09	960,899	$1,014,803,424

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

Item 3.  Defaults Upon Senior Securities

None

Index

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit

10.1
First Amendment to Credit Agreement and Increase of Revolving Committed Amount dated May 16, 2014, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on May 21, 2014, Commission File No. 000-23314, and incorporated herein by reference).

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2014, filed with the Securities and Exchange Commission on August 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 28, 2014, December 28, 2013 and June 29, 2013, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 28, 2014 and June 29, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 28, 2014 and June 29, 2013, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 4, 2014	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)