Form 10-Q
period 2014-11-03
TRACTOR SUPPLY CO /DE/
filed 2014-11-03
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant's Telephone Number, Including Area Code)

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 25, 2014
Common Stock, $.008 par value	135,938,869

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 27, 2014	December 28, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,510	$142,743	$45,988
Inventories	1,295,824	979,308	1,142,013
Prepaid expenses and other current assets	49,936	57,359	45,794
Deferred income taxes	33,317	29,838	19,823
Total current assets	1,426,587	1,209,248	1,253,618
Property and equipment:
Land	73,424	73,350	72,225
Buildings and improvements	684,700	581,938	556,153
Furniture, fixtures and equipment	440,314	408,021	395,159
Computer software and hardware	158,480	140,222	141,986
Construction in progress	25,015	65,312	55,022
	1,381,933	1,268,843	1,220,545
Accumulated depreciation and amortization	(675,132)	(603,911)	(586,149)
Property and equipment, net	706,801	664,932	634,396

Goodwill	10,258	10,258	10,258
Deferred income taxes	24,929	92	5,283
Other assets	20,123	18,861	15,751
Total assets	$2,188,698	$1,903,391	$1,919,306
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$483,042	$316,487	$403,521
Accrued employee compensation	19,530	50,573	28,398
Other accrued expenses	154,631	155,615	136,234
Current portion of capital lease obligations	125	42	39
Income taxes payable	19,014	9,424	2,323
Total current liabilities	676,342	532,141	570,515

Revolving credit loan	150,000	—	40,000
Capital lease obligations, less current maturities	3,048	1,200	1,214
Deferred rent	78,356	76,930	76,914
Other long-term liabilities	50,745	46,226	46,152
Total liabilities	958,491	656,497	734,795
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at September 27, 2014, 200,000 shares authorized at December 28, 2013 and September 28, 2013; 167,082, 166,324 and 165,722 shares issued; 136,615, 139,654 and 139,587 shares outstanding at September 27, 2014, December 28, 2013 and September 28, 2013, respectively	1,337	1,331	1,326
Additional paid-in capital	483,804	452,668	429,144
Treasury stock – at cost, 30,467, 26,670 and 26,135 shares at September 27, 2014, December 28, 2013 and September 28, 2013, respectively	(1,082,970)	(838,588)	(799,773)
Retained earnings	1,828,036	1,631,483	1,553,814
Total stockholders’ equity	1,230,207	1,246,894	1,184,511
Total liabilities and stockholders’ equity	$2,188,698	$1,903,391	$1,919,306
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net sales	$1,359,950	$1,208,090	$4,127,461	$3,749,695
Cost of merchandise sold	895,881	792,424	2,716,641	2,475,798
Gross profit	464,069	415,666	1,410,820	1,273,897
Selling, general and administrative expenses	312,669	287,859	914,528	833,269
Depreciation and amortization	29,387	26,137	84,521	73,056
Operating income	122,013	101,670	411,771	367,572
Interest expense, net	505	350	1,267	1,085
Income before income taxes	121,508	101,320	410,504	366,487
Income tax expense	44,905	36,553	151,681	134,134
Net income	$76,603	$64,767	$258,823	$232,353

Net income per share – basic	$0.56	$0.46	$1.87	$1.67
Net income per share – diluted	$0.55	$0.46	$1.85	$1.64

Weighted average shares outstanding:
Basic	137,367	139,524	138,293	139,304
Diluted	138,863	141,726	140,002	141,689

Dividends declared per common share outstanding	$0.16	$0.13	$0.45	$0.36

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$258,823	$232,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,521	73,056
Loss (gain) on disposition of property and equipment	249	(170)
Stock compensation expense	12,114	10,349
Excess tax benefit of stock options exercised	(7,333)	(31,626)
Deferred income taxes	(28,316)	(3,485)
Change in assets and liabilities:
Inventories	(316,516)	(233,897)
Prepaid expenses and other current assets	7,423	6,014
Accounts payable	166,555	83,129
Accrued employee compensation	(31,043)	(20,002)
Other accrued expenses	(379)	(12,982)
Income taxes payable	16,923	(9,410)
Other	4,543	5,281
Net cash provided by operating activities	167,564	98,610
Cash flows from investing activities:
Capital expenditures	(125,425)	(156,791)
Proceeds from sale of property and equipment	309	331
Decrease in restricted cash	—	8,400
Net cash used in investing activities	(125,116)	(148,060)
Cash flows from financing activities:
Borrowings under revolving credit agreement	260,000	175,000
Repayments under revolving credit agreement	(110,000)	(135,000)
Excess tax benefit of stock options exercised	7,333	31,626
Principal payments under capital lease obligations	(57)	(27)
Repurchase of shares to satisfy tax obligations	(4,766)	(3,942)
Repurchase of common stock	(244,382)	(90,601)
Net proceeds from issuance of common stock	16,461	30,024
Cash dividends paid to stockholders	(62,270)	(50,272)
Net cash used in financing activities	(137,681)	(43,192)
Net decrease in cash and cash equivalents	(95,233)	(92,642)
Cash and cash equivalents at beginning of period	142,743	138,630
Cash and cash equivalents at end of period	$47,510	$45,988
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$546	$406
Income taxes	162,073	148,519
Supplemental disclosures of non-cash activities:
Property acquired through capital lease	$1,988	$—
Non-cash accruals for construction in progress	7,654	11,798
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

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical data and experience, including actuarial calculations. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company's financial results.  The Company had recorded net self-insurance reserves of $45.6 million, $41.3 million and $40.2 million at September 27, 2014, December 28, 2013 and September 28, 2013, respectively.

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

The Company's financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, restricted cash, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $150 million and $40 million in borrowings under the Senior Credit Facility at September 27, 2014 and September 28, 2013, respectively. The Company had no borrowings under the Senior Credit Facility at December 28, 2013. Based on current market interest rates, the carrying value of our borrowings under the Senior Credit Facility approximates fair value.

Note 4 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company's share-based compensation plans during the fiscal nine months ended September 27, 2014.

For the third quarters of fiscal 2014 and 2013, share-based compensation expense was $4.0 million and $3.4 million, respectively, and $12.1 million and $10.3 million for the first nine months of fiscal 2014 and 2013, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first nine months of fiscal 2014 and 2013:

	Fiscal nine months ended
	September 27, 2014	September 28, 2013
Stock options granted	1,142,719	1,022,426
Weighted average exercise price	$63.88	$51.77
Weighted average fair value per option	$15.32	$14.66

As of September 27, 2014, total unrecognized compensation expense related to non-vested stock options was approximately $20.4 million with a remaining weighted average expense recognition period of 1.4 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first nine months of fiscal 2014 and 2013:

	Fiscal nine months ended
	September 27, 2014	September 28, 2013
Restricted stock units granted	57,452	59,864
Weighted average fair value per share	$64.51	$51.72

As of September 27, 2014, total unrecognized compensation expense related to non-vested restricted stock units was approximately $3.8 million with a remaining weighted average expense recognition period of 1.8 years.

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

	Fiscal three months ended September 27, 2014			Fiscal three months ended September 28, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$76,603	137,367	$0.56	$64,767	139,524	$0.46
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,496	(0.01)	—	2,202	—
Net income	$76,603	138,863	$0.55	$64,767	141,726	$0.46

Index

	Fiscal nine months ended September 27, 2014			Fiscal nine months ended September 28, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$258,823	138,293	$1.87	$232,353	139,304	$1.67
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,709	(0.02)	—	2,385	(0.03)
Net income	$258,823	140,002	$1.85	$232,353	141,689	$1.64

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.4 million and 0.7 million for the three months ended September 27, 2014 and September 28, 2013, and 1.1 million and 1.2 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Note 6 – Credit Agreement:

On May 16, 2014, the Company exercised the option to increase the availability under the Senior Credit Facility by $150 million, which increased the aggregate principal amount available thereunder from $250 million to $400 million. The sublimit for swingline loans was also increased from $20 million to $30 million. This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had$150 million and $40 million in outstanding borrowings under the Senior Credit Facility at September 27, 2014 and September 28, 2013, respectively. In addition, there were $41.1 million and $47.3 million outstanding letters of credit under the Senior Credit Facility as of September 27, 2014 and September 28, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at September 27, 2014) or the London Inter-Bank Offer Rate ("LIBOR") (0.15% at September 27, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 27, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 27, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 27, 2014, the Company was in compliance with all debt covenants.

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

The Company repurchased 1.6 million and 0.4 million shares of common stock under the share repurchase program for a total cost of $97.4 million and $21.3 million during the third quarters of fiscal 2014 and fiscal 2013, respectively. During the first nine months of 2014 and 2013, the Company repurchased 3.8 million and 1.8 million shares under the share repurchase program for a total cost of $244.4 million and $90.6 million, respectively. As of September 27, 2014, the Company had remaining authorization under the share repurchase program of $917.4 million, exclusive of any fees, commissions, or other expenses.

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

Index

Dividends

During the first nine months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On October 29, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on December 2, 2014 to stockholders of record as of the close of business on November 17, 2014.

Note 9 – Income Taxes:

The Company's effective income tax rate increased to 37.0% in the third quarter of fiscal 2014 compared to 36.1% for the third quarter of fiscal 2013 due principally to a prior year reduction in reserves for uncertain tax positions, a current year reduction of federal tax credits and a current year smaller benefit from disqualified incentive stock options. For the first nine months of fiscal 2014, our effective tax rate increased to 36.9% compared to 36.6% for the first nine months of fiscal 2013. The increase in the effective tax rate was due to a current year reduction in tax credits, principally the federal Wage Opportunity Tax Credit which has not been reinstated for 2014, and a prior year reduction in reserves for uncertain tax positions. The Company expects the 2014 full year effective tax rate will be approximately 36.9%.

Note 10 – Commitments and Contingencies:

Letters of Credit

At September 27, 2014, there were $41.1 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

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

Index

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that meet the needs of those who enjoy the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category for the fiscal three and nine months ended September 27, 2014 and September 28, 2013:

	Fiscal three months ended		Fiscal nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product Category:
Livestock and Pet	45%	45%	45%	45%
Hardware, Tools and Truck	23	24	22	22
Seasonal, Gift and Toy Products	19	18	20	20
Clothing and Footwear	7	7	7	7
Agriculture	6	6	6	6
Total	100%	100%	100%	100%

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 27, 2014 and September 28, 2013
Net sales increased 12.6% to $1.36 billion for the third quarter of fiscal 2014 from $1.21 billion for the third quarter of fiscal 2013.  Comparable store sales for the third quarter of fiscal 2014 were $1.28 billion, a 5.6% increase over the third quarter of fiscal 2013. This compares to a 7.5% comparable store sales increase for the third quarter of fiscal 2013. Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed or relocated during either of the years being compared are not removed from our

Index

comparable store sales metrics calculations. If the effect of closed and/or relocated stores on our comparable store sales metrics calculations becomes material, we would remove closed and/or relocated stores from the calculations.

The third quarter 2014 comparable store sales increase was broad based and driven by increases in both traffic and ticket. Comparable store transaction count increased 3.3% and average ticket increased 2.2%. Comparable store sales benefited from favorable weather conditions throughout the quarter, which in turn drove strong performance in consumable, usable and edible (C.U.E.) and seasonal products. Increases in comparable store sales and average ticket were partially offset by deflation, principally in livestock feed, bird feed, lubricants and fencing. We estimate that comparable store sales were unfavorably impacted by approximately 90 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in the third quarter of fiscal 2014, sales from new stores, which are stores opened for less than one year, were $85.7 million for the third quarter of fiscal 2014, which represented 7.1 percentage points of the 12.6% increase over total third quarter fiscal 2013 net sales. For the third quarter of fiscal 2013, sales from new stores were $62.2 million, which represented 5.8 percentage points of the 13.4% increase over total third quarter fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal three months ended September 27, 2014 and September 28, 2013:

	Fiscal three months ended
	September 27, 2014	September 28, 2013
Store Count, Beginning of Period	1,331	1,223
New Stores Opened	30	23
Stores Closed	—	(1)
Store Count, End of Period	1,361	1,245

Stores Relocated	—	2

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 27, 2014 and September 28, 2013:

	Fiscal three months ended
	September 27, 2014	September 28, 2013
Product Category:
Livestock and Pet	45%	45%
Hardware, Tools and Truck	23	24
Seasonal, Gift and Toy Products	19	18
Clothing and Footwear	7	7
Agriculture	6	6
Total	100%	100%

Gross profit increased 11.6% to $464.1 million for the third quarter of fiscal 2014 from $415.7 million in the third quarter of fiscal 2013.  As a percent of sales, gross margin decreased 30 basis points to 34.1% from 34.4% in the prior year. The decrease in gross margin rate resulted primarily from higher transportation costs and the mix of merchandise sold. The decrease in gross margin rate was partially offset by the favorable impact of deflation as well as our key gross margin enhancing initiatives, which include inventory management, strategic sourcing, exclusive branding and price optimization.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 80 basis points to 25.2% in the third quarter of fiscal 2014 from 26.0% in the third quarter of fiscal 2013.  The improvement was primarily attributable to the leverage of store operating costs and incentive compensation provided by the strong comparable store sales growth. Total SG&A expenses increased 8.9% to $342.1 million from $314.0 million in the third quarter of fiscal 2013. This increase is due primarily to new store growth.

The effective income tax rate increased to 37.0% in the third quarter of fiscal 2014 compared to 36.1% for the third quarter of fiscal 2013 due principally to a prior year reduction in reserves for uncertain tax positions, a current year reduction of federal tax

Index

credits and a current year smaller benefit from disqualified incentive stock options. The Company expects the full year 2014 effective tax rate will be approximately 36.9%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2014 increased 18.3% to $76.6 million or $0.55 per diluted share, as compared to net income of $64.8 million, or $0.46 per diluted share, for the third quarter of fiscal 2013.

Fiscal Nine Months Ended September 27, 2014 and September 28, 2013
Net sales increased 10.1% to $4.13 billion for the first nine months of fiscal 2014 from $3.75 billion for the first nine months of fiscal 2013.  Comparable store sales for the first nine months of fiscal 2014 were $3.87 billion, a 3.2% increase over the first nine months of fiscal 2013. This compares to a 5.3% comparable store sales increase for the first nine months of fiscal 2013. For the first nine months of fiscal 2014, the comparable store sales increase was driven primarily by continued strong results in key C.U.E. products, principally animal- and pet-related merchandise and an increase in traffic counts. We estimate that comparable store sales were unfavorably impacted by approximately 90 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in the first nine months of fiscal 2014, sales from stores opened less than one year were $259.4 million for the first nine months of fiscal 2014, which represented 6.9 percentage points of the 10.1% increase over total first nine months fiscal 2013 net sales. Sales from stores opened less than one year were $196.7 million for the first nine months of fiscal 2013, which represented 5.8 percentage points of the 11.0% increase over total first nine months fiscal 2012 net sales.

The following chart summarizes our store growth for the fiscal nine months ended September 27, 2014 and September 28, 2013:

	Fiscal nine months ended
	September 27, 2014	September 28, 2013
Store Count, Beginning of Period	1,276	1,176
New Stores Opened	85	71
Stores Closed	—	(2)
Store Count, End of Period	1,361	1,245

Stores Relocated	1	2

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 27, 2014 and September 28, 2013:

	Fiscal nine months ended
	September 27, 2014	September 28, 2013
Product Category:
Livestock and Pet	45%	45%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	7	7
Agriculture	6	6
Total	100%	100%

Gross profit increased 10.7% to $1.41 billion for the first nine months of fiscal 2014 from $1.27 billion in the first nine months of fiscal 2013.  As a percent of sales, gross margin increased 20 basis points to 34.2% for the first nine months of fiscal 2014 compared to 34.0% for the comparable period in fiscal 2013. The increase in gross margin rate reflects the favorable impact of deflation throughout the year in addition to solid retail price management and strong sell-through of winter goods in the first fiscal quarter of 2014. These favorable elements were partially offset by unfavorable product mix and increased transportation costs in the second and third quarter of 2014.

Index

SG&A expenses, including depreciation and amortization, as a percent to sales remained flat at 24.2% in the first nine months of fiscal 2014 and fiscal 2013.  Total SG&A expenses increased 10.2% to $999.0 million from $906.3 million in the first nine months of fiscal 2013.  The increase in SG&A expense primarily reflects new store growth.

For the first nine months of fiscal 2014, the effective income tax rate increased slightly to 36.9% compared to 36.6% for the first nine months of fiscal 2013. The increase in the effective tax rate was due to a current year reduction in tax credits, principally the federal Wage Opportunity Tax Credit which has not been reinstated for 2014, and a prior year reduction in reserves for uncertain tax positions. The Company expects the full year 2014 effective tax rate will be approximately 36.9%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2014 increased 11.4% to $258.8 million compared to $232.4 million in the first nine months of fiscal 2013.  Net income per diluted share for the first nine months of fiscal 2014 increased to $1.85 from $1.64 in the first nine months of fiscal 2013.

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

Working Capital

At September 27, 2014, the Company had working capital of $750.3 million, which increased $73.2 million from December 28, 2013 and increased $67.2 million from September 28, 2013.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 27, 2014	December 28, 2013	Variance	September 28, 2013	Variance
Current assets:
Cash and cash equivalents	$47.5	$142.7	$(95.2)	$46.0	$1.5
Inventories	1,295.8	979.3	316.5	1,142.0	153.8
Prepaid expenses and other current assets	50.0	57.4	(7.4)	45.8	4.2
Deferred income taxes	33.3	29.8	3.5	19.8	13.5
	1,426.6	1,209.2	217.4	1,253.6	173.0
Current liabilities:
Accounts payable	483.0	316.5	166.5	403.5	79.5
Accrued employee compensation	19.5	50.6	(31.1)	28.4	(8.9)
Other accrued expenses	154.7	155.6	(0.9)	136.3	18.4
Current portion of capital lease obligation	0.1	—	0.1	—	0.1
Income taxes payable	19.0	9.4	9.6	2.3	16.7
	676.3	532.1	144.2	570.5	105.8
Working capital	$750.3	$677.1	$73.2	$683.1	$67.2

In comparison to December 28, 2013, working capital as of September 27, 2014 was impacted most significantly by changes in our cash, inventories, accounts payable and accrued employee compensation.

•
The decrease in cash is primarily attributable to inventory purchases, common stock repurchases and capital expenditures, offset in part by earnings from operations and incremental borrowings under the Senior Credit Facility. Capital expenditures are principally related to new store construction and construction of the new store support center in Brentwood, TN.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase of average inventory per store due to normal seasonal patterns.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

Index

In comparison to September 28, 2013, working capital as of September 27, 2014 was impacted most significantly by changes in our inventories and accounts payable.

•
The increase in inventories and accounts payable is primarily a result of new store growth and increased average inventory per store of 3.7%. The increase in average inventory per store is principally related to strategic early purchases in key winter seasonal categories.

Operating Activities

Operating activities provided net cash of $167.6 million and $98.6 million in the first nine months of fiscal 2014 and fiscal 2013, respectively.  The $69.0 million increase in net cash provided by operating activities in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 27, 2014	September 28, 2013	Variance
Net income	$258.8	$232.4	$26.4
Depreciation and amortization	84.5	73.1	11.4
Stock compensation expense	12.1	10.3	1.8
Excess tax benefit of stock options exercised	(7.3)	(31.6)	24.3
Deferred income taxes	(28.3)	(3.5)	(24.8)
Inventories and accounts payable	(150.0)	(150.8)	0.8
Prepaid expenses and other current assets	7.4	6.0	1.4
Accrued expenses	(31.4)	(33.0)	1.6
Income taxes payable	16.9	(9.4)	26.3
Other, net	4.9	5.1	(0.2)
Net cash provided by operating activities	$167.6	$98.6	$69.0

The $69.0 million increase in net cash provided by operating activities in the first nine months of fiscal 2014 compared with the first nine months of fiscal 2013 is due to stronger earnings, the timing of income tax payments and less impact of excess tax benefits resulting from stock option exercises.

Investing Activities

Investing activities used cash of $125.1 million and $148.1 million in the first nine months of fiscal 2014 and fiscal 2013, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures. Capital expenditures for the first nine months of fiscal 2014 and fiscal 2013 were as follows (in millions):

	Fiscal nine months ended
	September 27, 2014	September 28, 2013
New and relocated stores and stores not yet opened	$62.7	$51.5
Corporate and other	26.7	25.0
Information technology	18.4	22.8
Existing stores	16.0	13.1
Distribution center capacity and improvements	1.6	40.9
Purchase of previously leased stores	—	3.5
	$125.4	$156.8

The above table reflects 85 new stores in the first nine months of fiscal 2014, compared to 71 new stores during the first nine months of fiscal 2013. We expect to open 102 to 106 new stores during fiscal 2014 compared to 102 new stores in fiscal 2013. The decrease in spending on distribution center capacity and improvements in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 is primarily due to the construction of our new Macon, GA distribution center in fiscal 2013,

Index

which is the relocation of our former Southeast distribution center in Braselton, GA. This facility became operational in the third quarter of fiscal 2013.

Financing Activities

Financing activities used cash of $137.7 million and $43.2 million in the first nine months of fiscal 2014 and fiscal 2013, respectively.  The change in net cash used in financing activities is largely due to a $153.8 million increase in repurchases of common stock, partially offset by incremental net borrowings under the Senior Credit Facility of $110.0 million during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

On May 16, 2014, the Company exercised the option to increase the availability under the Senior Credit Facility by $150 million, which increased the aggregate principal amount available thereunder from $250 million to $400 million. The sublimit for swingline loans was also increased from $20 million to $30 million. This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had $150 million and $40 million in borrowings under the Senior Credit Facility at September 27, 2014 and September 28, 2013, respectively. There were $41.1 million and $47.3 million outstanding letters of credit under the Senior Credit Facility as of September 27, 2014 and September 28, 2013, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at September 27, 2014) or LIBOR (0.15% at September 27, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 27, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 27, 2014), adjusted quarterly based on the Company's leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 27, 2014, the Company was in compliance with all debt covenants.

The Company believes that its existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution center capacity, through the end of fiscal 2014.

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

The Company repurchased 1.6 million and 0.4 million shares of common stock under the share repurchase program for a total cost of $97.4 million and $21.3 million during the third quarters of fiscal 2014 and fiscal 2013, respectively. During the first nine months of 2014 and 2013, the Company repurchased 3.8 million and 1.8 million shares under the share repurchase program for a total cost of $244.4 million and $90.6 million, respectively. As of September 27, 2014, the Company had remaining authorization under the share repurchase program of $917.4 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first nine months of fiscal 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

Index

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On October 29, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on December 2, 2014 to stockholders of record as of the close of business on November 17, 2014.

Off-Balance Sheet Arrangements

The Company's off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. The Company typically leases buildings for retail stores rather than acquiring these assets which allows the Company to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013.

At September 27, 2014, there were $41.1 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both September 27, 2014 and September 28, 2013) or LIBOR (0.15% and 0.18% at September 27, 2014 and September 28, 2013, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at both September 27, 2014 and September 28, 2013), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at both September 27, 2014 and September 28, 2013), adjusted quarterly based on our leverage ratio.  See Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 27, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2014, our disclosure controls and procedures were effective.

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

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2014 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 29, 2014 – July 26, 2014	529,609	(a)	$61.04	470,660	$986,036,427
July 27, 2014 – August 23, 2014	570,000		62.21	570,000	950,582,704
August 24, 2014 – September 27, 2014	533,500		62.13	533,500	917,441,732
Total	1,633,109		$61.81	1,574,160	$917,441,732

(a) The total number of shares purchased and average price paid per share include 58,949 shares withheld from vested restricted stock units to satisfy employees' minimum statutory tax withholding requirements.

Share repurchases were made pursuant to the share repurchase program described under Item 2 Management's Discussion and Analysis of Financial Conditions and Results of Operations. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit

10.1
Fourth Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed with the Commission on August 6, 2014, Commission File No. 000-23314, and incorporated herein by reference).

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2014, filed with the Securities and Exchange Commission on November 3, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 27, 2014, December 28, 2013 and

Index

September 28, 2013, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 27, 2014 and September 28, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 27, 2014 and September 28, 2013, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 3, 2014	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)