Form 10-K
TRACTOR SUPPLY CO /DE/
filed 2015-02-18
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.6 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 24, 2015
Common Stock, $.008 par value	136,194,193
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of new supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company (the “Company” or “we”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply and HomeTown Pet and operate a website under the name TractorSupply.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

Tractor Supply Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 27, 2014, we operated 1,382 retail stores in 49 states. Our Tractor Supply stores typically range in size from 15,000 to 19,000 square feet of inside selling space along with additional outside selling space.  We use a standard design for most new built-to-suit locations that includes 15,500 square feet of inside selling space.

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

Customers
Our target customers are home, land, pet and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses.

Customer Service
We are committed to providing our customers reliable product availability and a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs in addition to the specialty items needed to complete their rural lifestyle projects.  Additionally, we maintain a customer solutions center at our Store Support Center located in Brentwood, Tennessee to support our in-store and online customers as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty and repeat shopping.

We use a third party provider to measure our level of customer service.  This process allows customers to provide feedback on their shopping experience.  Based on the third party provider’s data, we believe our customer satisfaction scores to be among the best-in-class.  We carefully evaluate the feedback we receive from our customers and implement improvements at the individual store level based on that feedback.

Store Personnel and Training
We seek to hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

Index

•	a thorough on-boarding process to prepare new team members for their new role;

•	new store opening training that prepares new store managers to open stores to Company standards;

•	a management training program which covers all aspects of our store operations, delivering superior service and managing the team member experience;

•	structured training on customer service and selling skills;

•	on-line product knowledge training produced in conjunction with key vendors;

•	leadership development programs that prepare leaders to expand their current contributions; and

•	store manager meetings with vendor product presentations.

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

Merchandising and Purchasing
We offer an extensive assortment of products for those seeking to enjoy the Out Here lifestyle, as well as tradesmen and small businesses.  Our broad product assortment and physical store size are tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with an average of 16,000 to 19,500 products per store.  No one product accounted for more than 10% of our sales during 2014. We offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2014, 2013 and 2012:

	Percent of Sales
Product Category:	2014	2013	2012
Livestock and Pet	44%	43%	42%
Hardware, Tools, Truck and Towing	22	23	23
Seasonal, Gift and Toy Products	20	20	20
Clothing and Footwear	9	9	9
Agriculture	5	5	6
Total	100%	100%	100%

Our buying team constantly reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, edible (“C.U.E.”) products.  Examples of C.U.E product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as heating, pest control and twine.

Index

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a group of approximately 800 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2014.  Approximately 300 core vendors accounted for 90% of our purchases during fiscal 2014.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our vendors.

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

Our exclusive brands represented approximately 31% of our total sales in fiscal 2014 and 2013 and 25% of our total sales in fiscal 2012. Our exclusive brands include:

• 4health® (pet foods and supplies)	• JobSmart® (tools)
• Bit & Bridle® (apparel and footwear)	• Paws & Claws® (pet foods and supplies)
• Blue Mountain® (apparel)	• Producer’s Pride® (livestock and horse feed and supplies)
• C.E. Schmidt® (apparel and footwear)	• Red Shed® (gifts, collectibles, and outdoor furniture)
• Countyline® (livestock, farm and ranch equipment)	• Redstone® (heating products)
• Dumor® (livestock and horse feed and supplies)	• Retriever® (pet foods and supplies)
• Equistages® (horse feed)	• Royal Wing® (bird feed and supplies)
• Groundwork® (lawn and garden supplies)	• Traveller® (truck and automotive products)
• Huskee® (outdoor power equipment)	• TSC Tractor Supply Co® (trailers, truck tool boxes and animal bedding)

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

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution
We currently operate a distribution network for supplying stores with merchandise, and in fiscal 2014 our stores received approximately 70% of merchandise through this network while the remaining merchandise shipped directly to the stores from our vendors. We believe this flow facilitates the prompt and efficient distribution of merchandise to our stores in order to enhance in-stocks, minimize freight costs and improve the inventory turn rate. Our seven distribution centers, located in Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas and Washington, represent total distribution capacity of 4.2 million square feet. In late 2014, we entered into a lease agreement for a second facility in Hagerstown, Maryland, with a capacity of 309,000 square feet. This additional space will support the future growth of stores in the northeast. Also in 2014, we started construction on a new

Index

distribution center in Casa Grande, Arizona, with a capacity of approximately 650,000 square feet. This facility will support our western store expansion and is expected to begin operating in the fourth quarter of 2015. We continue to improve the technology in our distribution centers, and currently four of our seven facilities utilize a warehouse management system that provides for improved movement of inventory through increased use of conveyors and automation.  We will continue to refine this system and expect that it will be implemented in additional locations.

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

Marketing
We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail and email and internet offerings.  Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, and point-of-purchase materials for customer education and product knowledge for our team members.

Omni-Channel
We communicate with our customers across multiple touch points including our stores, e-commerce website (TractorSupply.com), email and direct mail.  Our goal is to be available when and how our customers choose to engage with our brand.  Connecting with consumers online provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  We give our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices.  We believe this capability further enhances customer service and extends our market to areas where our retail stores are not currently located. We maintain a fulfillment center within our Franklin, Kentucky distribution center to support our e-commerce activities. Additionally in 2014, we continued to invest in our omni-channel platform and expanded capabilities related to fulfillment options, product information and site research. We also introduced an optimized mobile and tablet experience, improved the site response time and added additional product offerings for vendor direct to customer drop shipments.

HomeTown Pet
We opened two HomeTown Pet stores in fiscal 2014. HomeTown Pet is a new pet supply store that provides high-quality products, knowledge and service to pet owners. The stores offer products for a wide variety of pets and animals, including cats, dogs, poultry, birds and horses as well as grooming and mobile vet services. We are a ‘test-and-learn’ company, and we believe these stores will help us gain better insight into the pet and animal supply category and provide valuable information that can help us better understand the unique needs of our pet customers.

Management and Team Members
As of December 27, 2014, we employed approximately 11,000 full-time and 10,100 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

Our store operations are organized into seven regions.  Each region is led by a vice president of operations, and the region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of various bonus incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. In addition to bonus incentive programs, we also provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We also share in the cost of health insurance provided to our team members, and team members receive a discount on merchandise purchased at our stores.

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers have an average tenure of approximately six years.  Management believes internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned growth.

Index

Continuous Improvement
We are committed to a continuous improvement program called Tractor Value System (“TVS”), which is our catalyst to drive change throughout our organization.  TVS is a business management system that emphasizes, through data analytics and team member engagement, a focus on continuous improvement.  Through TVS, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness.  We have implemented numerous continuous improvement projects (with team members from multiple areas of our business) to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and incorporates suggestions into our improvement activities.

Management Information and Control Systems
We have invested considerable resources in our management information and control systems to support superior customer service, manage the purchase and distribution of our merchandise, improve our operating efficiencies and support on-line operations. Our key management information and control systems include a point-of-sale system, an e-commerce platform, a supply chain management and replenishment system, a warehouse management system, a price optimization system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system.  This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance.  We plan to continue to upgrade our information technology and implement other efficiency-driving system enhancements.  We continue to strengthen the security of our information systems and invest in technology to support store, distribution center and omni-channel expansion.  These efforts are directed toward improving business processes and achieving the most efficient and effective use of systems to manage our operations while ensuring a secure and reliable environment.

Growth Strategy

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via e-commerce and internet-supported sales by improving our website product content and enhancing the online experience, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 12.2%. We plan to open 110 to 115 new stores in 2015, a selling square footage increase of approximately 8%.  We opened 107 new stores in 2014 and 102 new stores in 2013, which represents selling square footage increases of approximately 8.3% during both fiscal 2014 and 2013.

At December 27, 2014, we operated 1,382 retail stores in 49 states.  Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified over 700 additional markets for new Tractor Supply stores.  Approximately 56% of our stores are in freestanding buildings and 44% are located in strip shopping centers.  We lease approximately 93% of our stores and own the remaining 7%.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete with general merchandise retailers, home center retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, high efficiency lighting and heating/air conditioning systems in our stores, and recycling programs in our stores, distribution centers and the Store Support Center.  In 2014, our new Store Support Center was awarded LEED (Leadership in Energy and Environmental Design) Silver certification for its environmentally sustainable design, construction and operation.  We also installed solar arrays at the new Store Support Center in Brentwood, Tennessee and our store in Hendersonville, Tennessee.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2015.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	President and Chief Executive Officer and Director	59
Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer	58
Steve K. Barbarick	Executive Vice President – Merchandising and Marketing	47
Lee J. Downing	Executive Vice President – Operations and Real Estate	43
Benjamin F. Parrish, Jr.	Senior Vice President – General Counsel and Corporate Secretary	58
Chad M. Frazell	Senior Vice President – Human Resources	42
Robert D. Mills	Senior Vice President – Chief Information Officer	42

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

Index

Steve K. Barbarick has served as Executive Vice President – Merchandising and Marketing for the Company since September 2012 and prior to that time served as Senior Vice President – Merchandising since February 2011. Mr. Barbarick previously served as Vice President – Merchandising since June 2009, after having served as Vice President and Divisional Merchandise Manager since 2003.

Lee J. Downing has served as Executive Vice President – Operations and Real Estate since April 2014 and prior to that served as Senior Vice President - Operations since October 2010. Prior to joining the Company, Mr. Downing served as Division Vice President – Operations for Dollar General Corporation from 2005. Mr. Downing also served as Region Vice President – Northeast Operations and in various other operations roles at Family Dollar Stores from 1999 to 2005.

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

Chad M. Frazell has served as Senior Vice President - Human Resources since August 2014. Mr. Frazell previously served as Senior Vice President, Human Resources for Shopko Stores Operating Co., LLC from April 2011 until he joined the Company. From 2008 to 2011, Mr. Frazell served as Vice President, Human Resources for Kohl’s Corporation, where he began as a store manager in 1999. Prior to 1999, Mr. Frazell served as a store manager and assistant manager for Target Corporation. He began his career with Wal-Mart Stores, Inc., where he served as an assistant manager and sales associate.

Robert D. Mills has served as Senior Vice President - Chief Information Officer since February 2014. Mr. Mills previously served as Chief Information Officer for Ulta Beauty from October 2011 until he joined the Company. From 2005 to 2011, Mr. Mills was Vice President, Chief Information Officer for the online business unit at Sears Holdings Corporation where he began as an Information Technology Customer Relationship Leader in 2001. Prior to 2001, Mr. Mills held roles at Allstate Insurance, Rockwell International Telecommunications Division, and Household Finance Corporation.

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
Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us, could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

Index

Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

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

Capital required for growth may not be available.
The construction or acquisition of new stores, store support center facilities, distribution facilities or other facilities, the remodeling and renovation of existing stores and investments in information technology, require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our Senior Credit Facility, which provides for borrowings of up to $400 million, is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it challenging for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending practices could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced funding alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business.  Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases, cash dividends or other discretionary uses of cash.

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

Index

from a lower contribution margin of these new stores until their sales levels ramp to chain average, if at all, as well as from the impact of related pre-opening costs.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations and, therefore, adversely affect our financial performance.

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
Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Our merchandising initiatives and marketing emphasis may not provide expected results.
We believe our past performance has been based on, and future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends and consumer preferences and expectations. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory price reductions that have a material adverse influence on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse impact on operating results and financial condition.

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

Index

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

We are subject to personal injury, workers’ compensation, product liability and other claims in the ordinary course of business.
Our business involves a risk of personal injury, workers’ compensation, product liability and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties and damage to our reputation. We maintain general liability and workers compensation insurance with a self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance as well as the property owners of our leased buildings.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers and landlords and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ or landlords’ indemnity will be available or sufficient in any claims brought against us.

Our costs of doing business could increase as a result of federal, state, local or foreign laws and regulations.
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

Any failure to maintain the security of the information relating to our business, customers, employees and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could adversely affect our operating results, financial condition and liquidity.
We receive certain personal information about our customers, employees and vendors. We also rely on business partners to provide services to us that may include important business information or data about our customers, employees and vendors. In addition, our online operations at TractorSupply.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain substantial security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures and obtain the personal information of customers, employees and vendors that we hold or other confidential Company data. Such an occurrence could adversely affect our reputation with our customers, employees, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in significant legal and financial exposure beyond the scope or limits of insurance coverage. Moreover, a security breach could require that we expend significant additional resources to respond to the breach and could result in a disruption of our operations.

Index

In addition, states and the federal government are increasingly enacting laws and regulations relating to data breaches and theft of employee and customer data.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations or to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

As customer-facing technology systems become an increasingly important part of our sales and marketing strategy, the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.
Through our continued information technology enhancements, we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones and other mobile communication devices. We use our website both as a sales channel for our products and also as a method of providing product, project and other relevant information to our customers to drive both in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our online and in-store business and negatively affect our relationship with our customers.

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

Index

in securing, developing and otherwise implementing technology solutions to support the strategic business initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of $2 billion through December 2017, we may discontinue this program at any time.

The market price for our common stock might be volatile and could result in a decline in value.
The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets and other factors. The Company’s stock price is dependent in part on the multiple of earnings that investors are willing to pay. That multiple is in part dependent on investors’ perception of the Company’s future earnings growth prospects. If investor perceptions of the Company’s earnings growth prospects change, the Company’s earnings multiple may decline and its stock price could be adversely affected.
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
Our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates, by changes in the measurement of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”) as well as state and local taxing authorities.  Like many retailers, a portion of our sales are to tax-exempt customers. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment.  These circumstances create risk that we could be challenged as to the propriety of our sales tax compliance. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

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
Our success depends in part on the value and strength of the Tractor Supply name. The Tractor Supply name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusation of failure to comply with ethical, social, product, labor and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

Item 1B.                 Unresolved Staff Comments

None.

Index

Item 2.                 Properties

At December 27, 2014, the Company operated 1,382 stores in 49 states.  The Company leases approximately 93% of its stores, two distribution sites and its Merchandising Innovation Center (planogram) located in Nashville, Tennessee.  Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to Company operations.

Following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	145	New Hampshire	17
Ohio	85	New Mexico	17
Michigan	77	Illinois	16
Pennsylvania	74	Massachusetts	16
New York	73	Wisconsin	16
Tennessee (a)	71	Kansas	15
North Carolina	66	Colorado	14
Georgia	54	Nebraska	12
Florida	51	New Jersey	12
Virginia	48	Connecticut	11
Kentucky	47	North Dakota	11
Alabama	45	Minnesota	10
Indiana	45	Iowa	7
California	36	Vermont	7
Oklahoma	33	South Dakota	6
South Carolina	32	Delaware	4
Louisiana	28	Montana	3
Mississippi	25	Wyoming	3
West Virginia	24	Hawaii	2
Arizona	22	Nevada	2
Arkansas	21	Oregon	2
Maine	19	Rhode Island	2
Maryland	18	Idaho	1
Missouri	18	Utah	1
Washington	18
			1,382
(a) Includes the Company’s two HomeTown Pet stores.

Following is a list of distribution center locations including the approximate square footage and if the location is leased or owned:

Distribution Center Location	Approximate Square Footage	Owned/Leased Facility
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	422,000	Owned
Lakewood, Washington	64,000	Leased
(a) The leased facility in Hagerstown is treated as an extension of the existing owned Hagerstown location and is not considered a separate distribution center.

Index

In addition, our eighth distribution center is under construction in Casa Grande, Arizona. This owned facility will be approximately 650,000 square feet, and it is expected to be fully operational by the fourth quarter of 2015.

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

Item 3.                 Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2014		2013
	High	Low	High	Low
First Quarter	$78.17	$62.06	$52.69	$43.13
Second Quarter	$72.99	$59.75	$59.12	$50.17
Third Quarter	$67.84	$57.20	$67.13	$57.00
Fourth Quarter	$79.14	$55.95	$77.00	$64.17

As of January 30, 2015, the number of record holders of our common stock was 759 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 119,000.

Index

Common Stock Dividends

During 2014 and 2013, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 29, 2014	$0.16	November 17, 2014	December 2, 2014
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

October 30, 2013	$0.13	November 18, 2013	December 3, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 4, 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of the Company’s common stock.  The dividend will be paid on March 10, 2015, to stockholders of record as of the close of business on February 23, 2015.

Issuer Purchases of Equity Securities

On February 24, 2014, the Company’s Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to an aggregate of $2 billion of common stock, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017.  Additionally, the Company withholds shares from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2014 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,280,109	$66.92	1,261,866	$1,077,330,571
Second Quarter	960,899	65.09	960,899	1,014,803,424
Third Quarter (b)	1,633,109	61.81	1,574,160	917,441,732

Fourth Quarter:
9/28/14 – 10/25/14	703,900	59.39	703,900	875,649,148
10/26/14 – 11/22/14	100,000	73.80	100,000	868,270,578
11/23/14 – 12/27/14	64,000	77.06	64,000	863,339,833
	867,900	62.35	867,900	863,339,833

As of December 27, 2014	4,742,017	$63.95	4,664,825	$863,339,833

(a)The total number of shares purchased and average price paid per share include 18,243 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.
(b)The total number of shares purchased and average price paid per share include 58,949 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

Index

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

The following graph compares the cumulative total stockholder return on our common stock from December 26, 2009 to December 27, 2014 (the Company’s fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 26, 2009 in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/26/2009	12/25/2010	12/31/2011	12/29/2012	12/28/2013	12/27/2014
Tractor Supply Company	$100.00	$179.16	$259.67	$323.78	$559.24	$576.86
S&P 500	$100.00	$111.57	$111.64	$124.50	$163.46	$185.42
S&P Retail Index	$100.00	$122.58	$125.31	$156.19	$223.73	$245.95

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)

The following selected financial data is derived from the consolidated financial statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2014	2013	2012	2011	2010
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Operating Results:
Net sales	$5,711,715	$5,164,784	$4,664,120	$4,232,743	$3,638,336
Gross profit	1,950,415	1,753,609	1,566,054	1,406,872	1,203,665
Selling, general and administrative expenses	1,246,308	1,138,934	1,040,287	973,822	867,644
Depreciation and amortization	114,635	100,025	88,975	80,347	69,797
Operating income	589,472	514,650	436,792	352,703	266,224
Interest expense, net	1,885	557	1,055	2,087	1,284
Income before income taxes	587,587	514,093	435,737	350,616	264,940
Income tax expense	216,702	185,859	159,280	127,876	96,968
Net income	$370,885	$328,234	$276,457	$222,740	$167,972
Net income per share – basic (b)	$2.69	$2.35	$1.94	$1.55	$1.16
Net income per share – diluted (b)	$2.66	$2.32	$1.90	$1.51	$1.12

Weighted average shares – diluted (b)	139,435	141,723	145,514	147,842	149,372
Dividends declared per common share outstanding	$0.61	$0.49	$0.36	$0.22	$0.14

Operating Data (percent of net sales):
Gross margin	34.1%	34.0%	33.6%	33.2%	33.1%
Selling, general and administrative expenses	21.8%	22.1%	22.3%	23.0%	23.9%
Operating income	10.3%	10.0%	9.4%	8.3%	7.3%
Net income	6.5%	6.4%	6.0%	5.3%	4.6%
Store, Sales and Other Data:
Stores open at end of year	1,382	1,276	1,176	1,085	1,001
Comparable store sales increase (c)	3.8%	4.8%	5.3%	8.2%	7.0%
New store sales (as a % of net sales) (c)	6.2%	5.4%	5.9%	5.6%	5.6%
Average transaction value	$44.84	$44.48	$44.40	$43.33	$42.07
Comparable store average transaction value increase (decrease) (c)	0.6%	0.0%	2.0%	3.1%	(0.3)%
Comparable store average transaction count increase (c)	3.2%	4.7%	3.0%	5.0%	7.4%
Total selling square footage (000’s)	22,176	20,470	18,893	17,506	16,107
Total team members	21,100	19,200	17,300	16,400	14,700
Capital expenditures (000’s)	$160,613	$218,200	$152,924	$166,156	$96,511
Balance Sheet Data (at end of period):
Average inventory per store (d)	$752.7	$723.5	$727.4	$723.4	$708.7
Inventory turns	3.32	3.29	3.28	3.23	3.09
Working capital	$670,897	$677,107	$569,547	$629,624	$617,153
Total assets	$2,034,571	$1,903,391	$1,706,808	$1,594,832	$1,463,474
Long-term debt, less current portion (e)	$4,957	$1,200	$1,242	$1,284	$1,316
Stockholders’ equity	$1,293,561	$1,246,894	$1,024,974	$1,008,290	$933,242
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
(c) Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed or relocated during either of the years being compared are not removed from our comparable store sales metrics calculations. New stores sales metrics are based on stores open for less than one year.
(d) Assumes average inventory cost, excluding inventory in-transit.
(e) Long-term debt includes amounts outstanding under the Company’s capital lease obligations, excluding the current portion.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 27, 2014 (our fiscal years 2014, 2013 and 2012). This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

Overview

Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses. As of December 27, 2014, we operated 1,382 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply and HomeTown Pet. We also operate a website under the name TractorSupply.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via e-commerce and internet-supported sales by improving our website product content and enhancing the online experience, and (6) expand through selective acquisition, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable growth in stores, growing from 930 stores at the end of 2009 to 1,382 stores at the end of fiscal 2014, and in sales, with a compounded annual growth rate of approximately 12.2%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified over 700 additional markets for new Tractor Supply stores.

Executive Summary

We opened 107 new stores in 2014 and 102 new stores in 2013, a selling square footage increase of approximately 8.3% in both fiscal 2014 and 2013. During 2014, we opened stores in 31 states, including our first store in Utah, and in 2015 we expect to continue our expansion into the western states.

Net sales increased 10.6% to $5.71 billion in fiscal 2014 from $5.16 billion in fiscal 2013. Comparable store sales increased 3.8% in fiscal 2014 versus a 4.8% increase in fiscal 2013. Gross profit increased 11.2% to $1.95 billion in fiscal 2014 from $1.75 billion in fiscal 2013, and gross margin increased 10 basis points to 34.1% of sales in fiscal 2014 from 34.0% of sales in fiscal 2013. Operating profit increased 30 basis points to 10.3% of sales in fiscal 2014 from 10.0% of sales in fiscal 2013. In fiscal 2014, diluted earnings per share grew 14.7%, to $2.66 compared to $2.32 in fiscal 2013.

We ended the year with $51.1 million in cash, after returning $382.6 million to our stockholders through stock repurchases and dividends.

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

Inventory Valuation:
Inventory Impairment
We identify potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  We have established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies.

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

A 10% change in our impairment reserve at December 27, 2014, would have affected net income by approximately $0.5 million in fiscal 2014.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Shrinkage
We perform physical inventories at each store at least once a year, and we have established a reserve for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.

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

A 10% change in our shrinkage reserve at December 27, 2014, would have affected net income by approximately $1.1 million in fiscal 2014.

Vendor Funding
We receive funding from substantially all of our significant merchandise vendors, in support of our business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”).  The amounts received are subject to terms of vendor agreements, most of which are “evergreen”, reflecting the on-going relationship with our significant merchandise vendors. Certain of our agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.

Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

During interim periods, the amount of vendor support is known; however, volume rebates are estimated during interim periods based upon initial commitments and anticipated purchase levels with applicable vendors.

The estimated purchase volume (and related vendor funding through volume rebates) is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although we believe we can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could be different from previously estimated amounts.

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

We do not believe there is a significant collectibility risk related to vendor support amounts due us at the end of fiscal 2014.

If a 10% reserve had been applied against our outstanding vendor support due as of December 27, 2014, net income would have been affected by approximately $1.1 million in fiscal 2014.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 27, 2014, net income would have been affected by approximately $5.7 million in fiscal 2014.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Self-Insurance Reserves:
We self-insure a significant portion of our employee medical insurance, workers’ compensation and general liability insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values.

Provisions for losses related to our self-insured liabilities are based upon periodic independent actuarially determined estimates that consider a number of factors including historical claims experience, demographic factors and severity factors.

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

A 10% change in our self-insurance reserves at December 27, 2014, would have affected net income by approximately $3.0 million in fiscal 2014.

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

When establishing our sales tax audit reserve, we review our past audit experience and assessments with applicable states to continually determine if we have potential exposure for non-compliance. Any estimated liability is based on an initial assessment of compliance risk as well as our historical experience with each respective state.

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

A 10% change in our sales tax audit reserve at December 27, 2014, would have affected net income by approximately $0.7 million in fiscal 2014.

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

A 10% change in our uncertain tax position reserve at December 27, 2014 would have affected net income by approximately $0.2 million in fiscal 2014.

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

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2014 and 2013 are shown below (in thousands, except per share amounts):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,183,680	$1,583,831	$1,359,950	$1,584,254	$5,711,715
Gross profit	396,219	550,532	464,069	539,595	1,950,415
Operating income	78,729	211,029	122,013	177,701	589,472
Net income	48,809	133,411	76,603	112,062	370,885

Net income per share: (a)
Basic	$0.35	$0.96	$0.56	$0.82	$2.69
Diluted	$0.35	$0.95	$0.55	$0.81	$2.66

Comparable store sales increase	2.2%	1.9%	5.6%	5.3%	3.8%

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,085,838	$1,455,767	$1,208,090	$1,415,089	$5,164,784
Gross profit	352,091	506,140	415,666	479,712	1,753,609
Operating income	67,923	197,979	101,670	147,078	514,650
Net income	44,006	123,580	64,767	95,881	328,234

Net income per share: (a)
Basic	$0.32	$0.89	$0.46	$0.69	$2.35
Diluted	$0.31	$0.87	$0.46	$0.68	$2.32

Comparable store sales increase	0.5%	7.2%	7.5%	3.5%	4.8%

(a) Due to the nature of interim net income per share calculations, the sum of quarterly net income per share amounts may not equal the reported net income per share for the year.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	65.9	66.0	66.4
Gross margin (a)	34.1	34.0	33.6
Selling, general and administrative expenses(a)	21.8	22.1	22.3
Depreciation and amortization	2.0	1.9	1.9
Income before income taxes	10.3	10.0	9.4
Income tax provision	3.8	3.6	3.4
Net income	6.5%	6.4%	6.0%

(a) Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution network in cost of merchandise sold and others (like our Company) exclude a portion of these distribution network costs from gross margin and instead include them in selling, general and administrative (“SG&A”) expenses; refer to Note 1 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Fiscal 2014 Compared to Fiscal 2013

Net sales increased 10.6% to $5.71 billion in fiscal 2014 from $5.16 billion in fiscal 2013. Comparable store sales for fiscal 2014 were $5.37 billion, a 3.8% increase over fiscal 2013. This compares to a 4.8% comparable store sales increase in the prior year. The comparable store transaction count increased 3.2%, while comparable store average ticket increased 0.6% for fiscal 2014.

Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed or relocated during either of the years being compared are not removed from our comparable store sales metrics calculations. If the effect of closed and/or relocated stores on our comparable store sales metrics calculations becomes material, we would remove closed and/or relocated stores from the calculations.

The comparable store sales increase was driven by continued strong results in key consumable, usable, edible (“C.U.E.”) products, principally animal- and pet-related merchandise, and an increase in traffic counts. This was a result of continued investment in C.U.E. inventory, expanded product assortments and improved localized product offerings.  Seasonal merchandise, predominantly heating and outdoor power equipment, performed well during the year. We also estimate that comparable store sales were unfavorably impacted by approximately 85 basis points due to deflation, principally in livestock feed and bird feeding products.

In addition to comparable store sales growth in fiscal 2014, sales from stores opened less than one year were $353.4 million in fiscal 2014, which represented 6.8 percentage points of the 10.6% increase over fiscal 2013 net sales. Sales from stores opened less than one year were $281.2 million in fiscal 2013, which represented 6.0 percentage points of the 10.7% increase over fiscal 2012 net sales.

The following chart summarizes our store growth during fiscal 2014 and 2013:

	2014	2013
Store Count, Beginning of Period	1,276	1,176
New Stores Opened (a)	107	102
Stores Closed	(1)	(2)
Store Count, End of Period	1,382	1,276

Stores Relocated	2	3
(a) Includes the Company’s two HomeTown Pet stores.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2014 and 2013:

	Percent of Sales
Product Category:	2014	2013
Livestock and Pet	44%	43%
Hardware, Tools,Truck and Towing	22	23
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	9	9
Agriculture	5	5
Total	100%	100%

Gross profit increased 11.2% to $1.95 billion in fiscal 2014 compared to $1.75 billion in fiscal 2013.  As a percent of sales, gross margin increased 10 basis points to 34.1% for fiscal 2014 compared to 34.0% for fiscal 2013.  This improvement in gross margin reflects improved direct product margin partially offset by higher transportation costs, primarily due to our continued western store expansion. Direct product margin increased as a result of continued focus on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and retail price management.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 20 basis points to 23.8% in fiscal 2014 from 24.0% in fiscal 2013.  The SG&A improvement as a percent of sales was primarily attributable to the leverage of comparable store sales growth and lower year-over-year incentive compensation expense. Total SG&A expenses, including depreciation and amortization, for fiscal 2014 increased 9.8% to $1.36 billion from $1.24 billion in fiscal 2013.  The increase in SG&A primarily reflects new store growth and variable costs associated with our comparable store sales growth.

Index

Our effective tax rate increased to 36.9% for fiscal 2014 compared to 36.2% in fiscal 2013 as the prior year was favorably impacted by the reversal of various reserves for uncertain tax positions.

As a result of the foregoing factors, net income for fiscal 2014 increased 13.0% to $370.9 million, or $2.66 per diluted share, as compared to net income of $328.2 million, or $2.32 per diluted share, in fiscal 2013.

During fiscal 2014, we repurchased approximately 4.7 million shares of the Company’s common stock at a total cost of $298.5 million as part of our previously announced $2 billion share repurchase program.  In fiscal 2013, we repurchased approximately 2.3 million shares at a total cost of $129.4 million.

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

The comparable store sales increase was driven by continued strong results in key C.U.E. products, principally animal- and pet-related merchandise.  This was a result of continued investment in C.U.E inventory, expanded product assortments and improved localized product offerings. Winter seasonal merchandise, predominantly heating and insulated outerwear, also performed well during the first part of fiscal 2013 and the end of fiscal 2013 due to the colder than average weather. We also estimate that comparable store sales were favorably impacted by approximately 70 basis points due to inflation, principally in pet food and livestock feed.

In addition to comparable store sales growth in fiscal 2013, sales from stores opened less than one year were $281.2 million in fiscal 2013, which represented 6.0 percentage points of the 10.7% increase over fiscal 2012 net sales. Sales from stores opened less than one year were $276.2 million in fiscal 2012, which represented 6.5 percentage points of the 10.2% increase over fiscal 2011 net sales.

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

Index

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

During fiscal 2013, we repurchased approximately 2.3 million shares of the Company’s common stock at a total cost of $129.4 million as part of our previously announced $2 billion share repurchase program.  In fiscal 2012, we repurchased approximately 6.1 million shares at a total cost of $271.8 million.

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

Working Capital

At December 27, 2014, the Company had working capital of $670.9 million, which decreased $6.2 million from December 28, 2013.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	2014	2013	Variance
Current assets:
Cash and cash equivalents	$51.1	$142.7	$(91.6)
Inventories	1,115.5	979.3	136.2
Prepaid expenses and other current assets	66.4	57.4	9.0
Deferred income taxes	41.0	29.8	11.2
Total current assets	1,274.0	1,209.2	64.8
Current liabilities:
Accounts payable	370.8	316.5	54.3
Accrued employee compensation	37.1	50.6	(13.5)
Other accrued expenses	182.6	155.6	27.0
Current portion of capital lease obligation	0.2	—	0.2
Income taxes payable	12.4	9.4	3.0
Total current liabilities	603.1	532.1	71.0
Working capital	$670.9	$677.1	$(6.2)

Index

In comparison to December 28, 2013, working capital as of December 27, 2014 was impacted most significantly by changes in our cash, inventory and accounts payable.

•
The decrease in cash is primarily attributable to incremental common stock repurchases offset in part by earnings from operations. Common stock repurchases increased $169.1 million from $129.4 million in fiscal 2013 to $298.5 million in fiscal 2014.

•
We actively manage our inventory balances and in-stock levels at our stores. The increase in inventory was primarily due to new store growth. Average inventory per store increased 4.0% compared to the prior year. The increase in average inventory per store is principally related to a better in-stock position on key winter goods compared to prior year.

•	Accounts payable increased primarily as a result of new store growth and higher average inventory per store along with timing of payments to vendors.

Borrowings and Credit Facilities

On May 16, 2014, the Company exercised the option to increase the availability under the Senior Credit Facility by $150 million, which increased the aggregate principle amount available thereunder from $250 million to $400 million. The sublimit for swingline loans was also increased from $20 million to $30 million.  This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.

At December 27, 2014 and December 28, 2013, there were no outstanding borrowings under the Senior Credit Facility.  There were $40.7 million and $38.2 million outstanding letters of credit under the Senior Credit Facility as of December 27, 2014 and December 28, 2013, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 27, 2014) or the London Inter-Bank Offer Rate (“LIBOR”) (0.17% at December 27, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 27, 2014), adjusted quarterly based on our leverage ratio.  We are also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 27, 2014), adjusted quarterly based on our leverage ratio.  There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  We were in compliance with all covenants at December 27, 2014.

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

	2014	2013	2012
Net cash provided by operating activities	$409.2	$333.7	$378.3
Net cash used in investing activities	(160.3)	(209.3)	(139.1)
Net cash used in financing activities	(340.5)	(120.3)	(277.5)
Net (decrease) increase in cash and cash equivalents	$(91.6)	$4.1	$(38.3)

Index

Operating Activities

Operating activities provided net cash of $409.2 million, $333.7 million and $378.3 million in fiscal 2014, 2013 and 2012, respectively. The $75.5 million increase in net cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was primarily due to changes in the following operating activities (in millions):

	2014	2013	Variance
Net income	$370.9	$328.2	$42.7
Depreciation and amortization	114.6	100.0	14.6
Stock compensation expense	16.2	13.9	2.3
Excess tax benefit of stock options exercised	(18.8)	(43.5)	24.7
Deferred income taxes	(19.8)	(8.3)	(11.5)
Inventories and accounts payable	(81.8)	(75.1)	(6.7)
Prepaid expenses and other current assets	(9.1)	(5.5)	(3.6)
Accrued expenses	6.8	12.1	(5.3)
Income taxes payable	21.9	9.6	12.3
Other, net	8.3	2.3	6.0
Net cash provided by operations	$409.2	$333.7	$75.5

The $75.5 million increase in net cash provided by operating activities in fiscal 2014 compared with fiscal 2013 primarily reflects earnings growth, the favorable impacts related to the timing of tax benefits and income tax payments, and increased depreciation and amortization expense due to capital expenditures for store growth, distribution center capacity and corporate infrastructure.

The $44.6 million decrease in net cash provided by operations in fiscal 2013 over fiscal 2012 was primarily due to changes in the following operating activities (in millions):

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

The $44.6 million decrease in net cash provided by operating activities in fiscal 2013 compared with fiscal 2012 primarily related to increased inventory levels, a reduction in accounts payable and timing of estimated tax payments, partially offset by an increase in net earnings. Inventory increased in proportion to store growth as expected, but the accounts payable balance declined year over year. The timing of receipt of seasonal goods was much earlier in the fourth quarter in 2013 compared to 2012 and imports made up a larger percentage of fourth quarter receipts, requiring payment on trade credit prior to year end. These factors drove the decline in accounts payable. Income taxes payable declined due to the timing of estimated tax payments resulting from changes in allowable deductions for depreciation expense.

Index

Investing Activities

Investing activities used cash of $160.3 million, $209.3 million and $139.1 million in fiscal 2014, 2013 and 2012, respectively. The changes in cash used for investing activities primarily reflects changes in capital expenditures.  Capital expenditures for fiscal 2014, 2013 and 2012 were as follows (in millions):

	2014	2013	2012
New and relocated stores and stores not yet opened	$80.8	$69.1	$60.4
Corporate and other	27.9	40.7	13.8
Information technology	22.7	29.8	28.2
Existing stores	20.0	22.3	22.2
Distribution center capacity and improvements	9.2	44.9	16.4
Purchase of previously leased stores	—	11.4	11.9
Total capital expenditures	$160.6	$218.2	$152.9

The above table reflects 107 new stores and two relocations during fiscal 2014, 102 new stores and three relocations during fiscal 2013 and 93 new stores and one relocation during fiscal 2012.  The majority of the corporate and other category for fiscal 2014, 2013 and 2012 relates to construction of our new Store Support Center in Brentwood, Tennessee with the greatest portion of the spend in fiscal 2013. The higher capital expenditures in fiscal 2013 for distribution center capacity and improvements was primarily due to construction of our Macon, Georgia distribution center, which was the relocation of our former leased Southeast distribution center in Braselton, Georgia. We did not purchase any leased stores during fiscal 2014 compared to having purchased three leased stores in fiscal 2013 and five leased stores in fiscal 2012.

We currently estimate that capital expenditures will range between $240 million and $250 million in fiscal 2015.

•	We plan to open between 110 to 115 stores in fiscal 2015. Additionally, we plan to relocate five stores as well as increase our investment in existing store renovations.

•
We plan to invest in our distribution center network in fiscal 2015, principally for development of a new Southwest distribution center, expansion of our existing Northeast distribution center, and development of two smaller cross-dock facilities (“mixing centers”) in our Texas region to handle certain high-volume bulk products. We estimate that our capital expenditures relating to the distribution network will range between $75 million and $85 million in fiscal 2015.

•
We also plan to invest in information technology upgrades at our stores and Store Support Center, which will include additional omni-channel capabilities, improved inventory allocation system, continued improvements in data security and enhanced customer relationship management.

Financing Activities

Financing activities used cash of $340.5 million, $120.3 million, and $277.5 million in fiscal 2014, 2013 and 2012, respectively.  The net cash used in financing activities in fiscal 2014 was mainly the result of repurchases of common stock and quarterly cash dividends paid to stockholders, partially offset by net proceeds from issuance of common stock related to share-based compensation and excess tax benefits recognized on stock options exercised. The increase in net cash used in financing activities is largely due to an increase of $169.1 million in common stock repurchases made in fiscal 2014 compared to fiscal 2013.

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

We repurchased approximately 4.7 million, 2.3 million and 6.1 million shares of common stock under the share repurchase program at a total cost of $298.5 million, $129.4 million and $271.8 million in fiscal 2014, 2013 and 2012, respectively.  As of December 27, 2014, we had remaining authorization under the share repurchase program of $863.3 million, exclusive of any fees, commissions, or other expenses.

Index

In the second quarter of fiscal 2014, we increased our quarterly dividend from $0.13 per share to $0.16 per share and, in the second quarter of fiscal 2013, we increased our quarterly dividend from $0.10 per share to $0.13 per share.  We paid dividends totaling $84.1 million, $68.5 million and $51.3 million in fiscal 2014, 2013 and 2012, respectively.

We believe that our existing cash balances, expected cash flow from future operations, borrowings available under the Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution center capacity, through the end of fiscal 2015.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 27, 2014 (in thousands):

	Payment Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Operating leases	$2,076,057	$243,864	$462,347	$417,289	$952,557
Capital leases(a)	8,049	537	1,074	1,074	5,364
Construction commitments(b)	58,795	54,412	4,383	—	—
	$2,142,901	$298,813	$467,804	$418,363	$957,921

(a) Capital lease obligations include related interest.
(b) Reflects $17.8 million for the land and construction of stores expected to be opened and $41.0 million for the construction of our new distribution center located in Casa Grande, Arizona.

At December 27, 2014, there were $40.7 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to operating leases and outstanding letters of credit.  The balances for these arrangements are previously discussed.  We typically lease buildings for retail stores rather than acquiring these assets through purchases.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Index

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates over the near term primarily from the Senior Credit Facility.  The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both December 27, 2014 and December 28, 2013) or LIBOR (0.17%  and 0.16% at December 27, 2014 and December 28, 2013, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at both December 27, 2014 and December 28, 2013), adjusted quarterly based on our leverage ratio. We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at both December 27, 2014 and December 28, 2013), adjusted quarterly based on our leverage ratio.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.

Index

Item 8.	Financial Statements and Supplementary Data

INDEX

TRACTOR SUPPLY COMPANY

Index

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2014.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 27, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Anthony F. Crudele
Gregory A. Sandfort President and Chief Executive Officer	Anthony F. Crudele Executive Vice President - Chief Financial Officer and Treasurer
February 18, 2015	February 18, 2015

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2014, and our report dated February 18, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2015

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 18, 2015

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2014	2013	2012

Net sales	$5,711,715	$5,164,784	$4,664,120
Cost of merchandise sold	3,761,300	3,411,175	3,098,066
Gross profit	1,950,415	1,753,609	1,566,054
Selling, general and administrative expenses	1,246,308	1,138,934	1,040,287
Depreciation and amortization	114,635	100,025	88,975
Operating income	589,472	514,650	436,792
Interest expense, net	1,885	557	1,055
Income before income taxes	587,587	514,093	435,737
Income tax expense	216,702	185,859	159,280
Net income	$370,885	$328,234	$276,457

Net income per share – basic	$2.69	$2.35	$1.94
Net income per share – diluted	$2.66	$2.32	$1.90

Weighted average shares outstanding
Basic	137,769	139,415	142,184
Diluted	139,435	141,723	145,514

Dividends declared per common share outstanding	$0.61	$0.49	$0.36

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$51,134	$142,743
Inventories	1,115,450	979,308
Prepaid expenses and other current assets	66,444	57,359
Deferred income taxes	40,962	29,838
Total current assets	1,273,990	1,209,248

Property and Equipment:
Land	79,571	73,350
Buildings and improvements	698,462	581,938
Furniture, fixtures and equipment	453,692	408,021
Computer software and hardware	154,818	140,222
Construction in progress	30,803	65,312
	1,417,346	1,268,843
Accumulated depreciation and amortization	(696,346)	(603,911)
Property and equipment, net	721,000	664,932

Goodwill	10,258	10,258
Deferred income taxes	8,782	92
Other assets	20,541	18,861

Total assets	$2,034,571	$1,903,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370,823	$316,487
Accrued employee compensation	37,056	50,573
Other accrued expenses	182,565	155,615
Current portion of capital lease obligations	213	42
Income taxes payable	12,436	9,424
Total current liabilities	603,093	532,141

Capital lease obligations, less current maturities	4,957	1,200
Deferred rent	79,807	76,930
Other long-term liabilities	53,153	46,226
Total liabilities	741,010	656,497

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 400,000 shares authorized at December 27, 2014 and 200,000 shares authorized at December 28, 2013; 167,716 shares issued and 136,382 shares outstanding at December 27, 2014 and 166,324 shares issued and 139,654 shares outstanding at December 28, 2013	1,342	1,331
Additional paid-in capital	510,997	452,668
Treasury stock, at cost, 31,334 shares at December 27, 2014 and 26,670 shares at December 28, 2013	(1,137,085)	(838,588)
Retained earnings	1,918,307	1,631,483
Total stockholders’ equity	1,293,561	1,246,894

Total liabilities and stockholders’ equity	$2,034,571	$1,903,391

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 31, 2011	$1,286	$297,783	$(437,373)	$1,146,594	$1,008,290

Issuance of common stock under employee stock purchase plan (96 shares)	1	3,024			3,025
Exercise of stock options (2,133 shares) and restricted stock units (360 shares)	20	23,532			23,552
Stock compensation		17,641			17,641
Tax benefit of stock options exercised		25,947			25,947
Repurchase of shares to satisfy tax obligations		(6,821)			(6,821)
Repurchase of common stock (6,112 shares)			(271,799)		(271,799)
Dividends paid				(51,318)	(51,318)
Net income				276,457	276,457
Stockholders' equity at December 29, 2012	1,307	361,106	(709,172)	1,371,733	1,024,974

Issuance of common stock under employee stock purchase plan (87 shares)	1	3,595			3,596
Exercise of stock options (2,681 shares) and restricted stock units (166 shares)	23	34,699			34,722
Stock compensation		13,893			13,893
Tax benefit of stock options exercised		43,517			43,517
Repurchase of shares to satisfy tax obligations		(4,142)			(4,142)
Repurchase of common stock (2,287 shares)			(129,416)		(129,416)
Dividends paid				(68,484)	(68,484)
Net income				328,234	328,234
Stockholders' equity at December 28, 2013	1,331	452,668	(838,588)	1,631,483	1,246,894

Issuance of common stock under employee stock purchase plan (79 shares)	1	4,326			4,327
Exercise of stock options (1,179 shares) and restricted stock units (135 shares)	10	23,746			23,756
Stock compensation		16,173			16,173
Tax benefit of stock options exercised		18,850			18,850
Repurchase of shares to satisfy tax obligations		(4,766)			(4,766)
Repurchase of common stock (4,664 shares)			(298,497)		(298,497)
Dividends paid				(84,061)	(84,061)
Net income				370,885	370,885
Stockholders' equity at December 27, 2014	$1,342	$510,997	$(1,137,085)	$1,918,307	$1,293,561

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net income	$370,885	$328,234	$276,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,635	100,025	88,975
Loss on disposition of property and equipment	389	35	76
Stock compensation expense	16,173	13,893	17,641
Excess tax benefit of stock options exercised	(18,850)	(43,517)	(25,836)
Deferred income taxes	(19,814)	(8,309)	(26,581)
Change in assets and liabilities:
Inventories	(136,142)	(71,192)	(77,297)
Prepaid expenses and other current assets	(9,085)	(5,551)	(80)
Accounts payable	54,336	(3,905)	53,983
Accrued employee compensation	(13,517)	2,173	139
Other accrued expenses	20,365	9,938	8,828
Income taxes payable	21,862	9,582	57,321
Other	7,941	2,275	4,676
Net cash provided by operating activities	409,178	333,681	378,302
Cash flows from investing activities:
Capital expenditures	(160,613)	(218,200)	(152,924)
Proceeds from sale of property and equipment	331	477	379
Decrease in restricted cash	—	8,400	13,470
Net cash used in investing activities	(160,282)	(209,323)	(139,075)
Cash flows from financing activities:
Borrowings under revolving credit agreement	355,000	185,000	—
Repayments under revolving credit agreement	(355,000)	(185,000)	—
Excess tax benefit of stock options exercised	18,850	43,517	25,836
Principal payments under capital lease obligations	(114)	(38)	(37)
Repurchase of shares to satisfy tax obligations	(4,766)	(4,142)	(6,821)
Repurchase of common stock	(298,497)	(129,416)	(271,799)
Net proceeds from issuance of common stock	28,083	38,318	26,577
Cash dividends paid to stockholders	(84,061)	(68,484)	(51,318)
Net cash used in financing activities	(340,505)	(120,245)	(277,562)
Net (decrease) increase in cash and cash equivalents	(91,609)	4,113	(38,335)
Cash and cash equivalents at beginning of year	142,743	138,630	176,965
Cash and cash equivalents at end of year	$51,134	$142,743	$138,630

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$906	$780	$1,219
Income taxes	213,637	188,003	128,306

Supplemental disclosures of non-cash activities:
Property acquired through capital lease	$4,042	$—	$—
Non-cash accruals for construction in progress	14,843	8,258	10,897
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States.  The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located in towns outlying major metropolitan markets and in rural communities.  At December 27, 2014, the Company operated a total of 1,382 retail stores in 49 states and also offered a number of products online at TractorSupply.com.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012 consisted of 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  The Company has established an inventory valuation reserve to recognize the estimated impairment in value (i.e. an inability to realize the full carrying value) is based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

Shrinkage
The Company performs physical inventories at each store at least once a year, and the Company has established a reserve for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.   The estimated store inventory shrink rate is based on historical experience.  The Company believes historical rates are a reasonably accurate reflection of future trends.

Vendor Funding
The Company receives funding from substantially all of its significant merchandise vendors, in support of its business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”).  The amounts received are subject to terms of vendor agreements, most of which are “evergreen”, reflecting the on-going relationship with our significant merchandise vendors. Certain of the Company’s agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.  Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

Index

During interim periods, the amount of vendor support is known; however, volume rebates are estimated during interim periods based upon initial commitments and anticipated purchase levels with applicable vendors.  The estimated purchase volume (and related vendor funding through volume rebates) is based on the Company’s current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although the Company believes it can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could be different from previously estimated amounts.

Freight
The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution.  Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

Self-Insurance Reserves
The Company self-insures a significant portion of its employee medical insurance, workers’ compensation insurance and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. For self-insured employee medical claims, we have a stop loss limit of $300,000 per person per year. Our deductible or self-insured retention, as applicable, for each claim involving workers’ compensation insurance and general liability insurance is limited to $500,000. Further, we maintained a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, industry factors, severity factors and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 27, 2014, the Company had recorded net insurance reserves of $48.3 million compared to $41.3 million at December 28, 2013.

Sales Tax Audit Reserve
A portion of the Company’s sales are to tax-exempt customers, predominantly agricultural-based.  The Company obtains exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which the Company conducts business will perform audits to verify the Company’s compliance with applicable sales tax laws.  The business activities of the Company’s customers and the intended use of the unique products sold by the Company create a challenging and complex compliance environment.  These circumstances also create some risk that the Company could be challenged as to the accuracy of the Company’s sales tax compliance.

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

Tax Contingencies
The Company’s income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with the Company’s various tax filing positions, the Company records a liability for uncertain tax positions taken or expected to be taken in a tax return.  A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved or clarified.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company adjusts its tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from the established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

Index

The Company’s tax contingencies reserve contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with the Company’s various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met.

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

No significant impairment charges were recognized in fiscal 2014, 2013 and 2012.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company’s special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 27, 2014, the Company had a liability of $3.2 million reserved for sales returns compared to $3.1 million at December 28, 2013.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $0.9 million, $1.6 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively.

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

Index

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2014, 2013 and 2012 were approximately $70.4 million, $65.6 million and $62.6 million, respectively. Prepaid advertising costs were approximately $0.5 million and $0.3 million at December 27, 2014 and December 28, 2013, respectively.

Warehousing and Distribution Center Costs

Costs incurred at the Company’s distribution centers for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution center costs including depreciation for fiscal 2014, 2013 and 2012 were approximately $121.1 million, $111.3 million and $90.2 million, respectively.

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $8.9 million, $7.8 million and $7.1 million in fiscal 2014, 2013 and 2012, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include incentive and non-qualified stock options and restricted stock units. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to most employees that work at least 20 hours per week.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. The Company relies on a blended volatility approach, weighting historical volatility trends and implied volatility, to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected life of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

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

The fair value of the Company’s restricted stock unit awards is the closing price of the Company’s common stock the day preceding the grant date.

The Company believes its estimates are reasonable in the context of historical experience.  Future results will depend on, among other matters, levels of share-based compensation granted in the future, actual forfeiture rates and the timing of option exercises.

Index

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

Comprehensive Income

The Company’s comprehensive income is equal to net income in fiscal 2014, 2013 and 2012.

Cash and Cash Equivalents

Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.  The majority of payments due from banks for customer credit cards are classified as cash and cash equivalents, as they generally settle within 24-48 hours.

Sales generated through the Company’s private label credit cards are not reflected as accounts receivable.  Under an agreement with Citi Cards, a division of Citigroup, consumer and business credit is extended directly to customers by Citigroup.  All credit program and related services are performed and controlled directly by Citigroup.  Payments due from Citigroup are classified as cash and cash equivalents as they generally settle within 24-48 hours.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date.  The Company had no borrowings under the Senior Credit Facility at December 27, 2014 and December 28, 2013.

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

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 27, 2014:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$49.1
Brentwood, Tennessee Store Support Center	10 years	$78.0	$72.5

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

The test for goodwill impairment is a two step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the

Index

implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded as a charge to the Company’s operations.

In the fourth quarter of fiscal 2014, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach.  Under the market approach, the fair value is based on observed market prices.

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

Leases

Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.

Certain operating leases include rent increases during the lease term.  For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixturing and merchandise placement) and records the difference between the expense charged to operations and amounts paid as a deferred rent liability.

The Company occasionally receives reimbursements from landlords to be used towards improving the related store to be leased.  Leasehold improvements are recorded at their gross costs including items reimbursed by landlords.  Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the applicable lease term.

Note 2 - Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under the Company’s ESPP.  Share-based compensation expense is recognized based on the grant date fair value of all stock option and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2014. At December 27, 2014, the Company had approximately 5.3 million shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

Share-based compensation expense including changes in expense for modifications of awards was $16.2 million, $13.9 million and $17.6 million for fiscal 2014, 2013 and 2012, respectively.

Stock Options

Under the Company’s 2009 Stock Incentive Plan, options may be granted to current or prospective officers or employees, non-employee directors and consultants.  The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  Vesting of options commences at various anniversary dates following the dates of grant.

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2014, 2013 and 2012, as well as a summary of the methodology applied to develop each assumption, are as follows:

Index

	Fiscal Year
	2014	2013	2012
Expected price volatility	28.0 – 29.3%	30.7 – 35.4%	37.1 – 38.5%
Risk-free interest rate	1.1 – 1.3%	0.6 – 1.2%	0.6 – 0.8%
Weighted average expected lives (in years)	4.5	4.7	4.7
Forfeiture rate	6.9%	7.0%	7.0%
Dividend yield	0.8%	0.8%	0.7%

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2011	7,103,750	$13.29		6.5	$154,782
Granted	1,146,504	42.79	$13.13
Exercised	(2,132,896)	11.04
Canceled	(56,976)	30.39

Outstanding December 29, 2012	6,060,382	$19.48		6.6	$147,229
Granted	1,027,251	51.87	$14.67
Exercised	(2,681,225)	12.95
Canceled	(97,360)	43.27

Outstanding December 28, 2013	4,309,048	$30.72		7.1	$193,123
Granted	1,167,060	64.08	$15.36
Exercised	(1,179,175)	20.15
Canceled	(213,507)	57.14

Outstanding December 27, 2014	4,083,426	$41.93		7.2	$146,967

Exercisable at December 27, 2014	2,171,934	$28.38		5.9	$107,603

Index

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 27, 2014, total unrecognized compensation expense related to non-vested stock options was approximately $17.2 million with a weighted average expense recognition period of 1.3 years.

There were no material modifications to options in fiscal 2014, 2013 or 2012.

Other information relative to option activity during fiscal 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Total fair value of stock options vested	$10,855	$10,535	$8,826
Total intrinsic value of stock options exercised	$60,656	$122,621	$71,879

Restricted Stock Units

The Company issues shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to four-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 31, 2011	1,050,544	$12.26
Granted	80,034	43.55
Exercised	(527,184)	10.50
Forfeited	—	—

Restricted at December 29, 2012	603,394	$18.76
Granted	59,864	51.72
Exercised	(244,462)	14.00
Forfeited	(5,638)	36.24

Restricted at December 28, 2013	413,158	$26.12
Granted	97,817	70.09
Exercised	(212,156)	21.91
Forfeited	(21,472)	54.54

Restricted at December 27, 2014	277,347	$42.64

Other information relative to restricted stock unit activity during fiscal 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Total grant date fair value of restricted stock units vested and issued	$4,647	$3,422	$5,533
Total intrinsic value of restricted stock units vested and issued	$13,205	$12,876	$21,694

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 134,964, 165,519, and 359,924 shares as a result of vested restricted stock units during fiscal 2014, 2013 and 2012, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 77,192, 78,943, and 167,260 shares withheld to satisfy $4.8 million, $4.1 million, and $6.8 million of employees’ tax obligations during fiscal 2014, 2013 and 2012, respectively.

There were no material modifications to restricted stock units in fiscal 2014, 2013 or 2012.

Index

As of December 27, 2014, total unrecognized compensation expense related to non-vested restricted stock units was approximately $6.0 million with a weighted average expense recognition period of 2.8 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 78,670, 86,555 and 95,836 shares of common stock during fiscal 2014, 2013 and 2012, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.0 million, $0.9 million and $0.8 million in fiscal 2014, 2013 and 2012, respectively.  There are a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 27, 2014, there were approximately 12.2 million remaining shares of common stock reserved for future issuance under the ESPP.

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

At December 27, 2014 and December 28, 2013, there were no outstanding borrowings under the Senior Credit Facility.  There were $40.7 million and $38.2 million outstanding letters of credit under the Senior Credit Facility as of December 27, 2014 and December 28, 2013, respectively.  Borrowings bear interest at either the bank’s base rate (3.25% at December 27, 2014) or the London Inter-Bank Offer Rate (“LIBOR”) (0.17% at December 27, 2014) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 27, 2014), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 27, 2014), adjusted quarterly based on the Company’s leverage ratio.  There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  The Company was in compliance with all covenants at December 27, 2014.

Note 4 - Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, transportation equipment and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2030.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance and maintenance costs.
Total rent expense for fiscal 2014, 2013 and 2012 was approximately $239.3 million, $216.8 million and $200.1 million, respectively.  Total contingent rent expense for fiscal 2014, 2013 and 2012 was insignificant.

Index

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2015	$537	$243,864
2016	537	236,943
2017	537	225,404
2018	537	215,190
2019	537	202,099
Thereafter	5,364	952,557
Total minimum lease payments	8,049	$2,076,057
Amount representing interest	(2,879)
Present value of minimum lease payments	5,170
Less: current portion	(213)
Long-term capital lease obligations	$4,957

Assets under capital leases were as follows (in thousands):

	2014	2013
Building and improvements	$5,623	$1,581
Less: accumulated depreciation and amortization	(935)	(782)
	$4,688	$799

Note 5 - Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. On May 1, 2014, the shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 400 million. The Company is also authorized to issue 40,000 shares of Preferred Stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During fiscal 2014 and 2013, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 29, 2014	$0.16	November 17, 2014	December 2, 2014
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

October 30, 2013	$0.13	November 18, 2013	December 3, 2013
July 31, 2013	$0.13	August 19, 2013	September 4, 2013
May 1, 2013	$0.13	May 20, 2013	June 4, 2013
February 6, 2013	$0.10	February 25, 2013	March 12, 2013

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

Index

On February 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock.  The dividend will be paid on March 10, 2015 to stockholders of record as of the close of business on February 23, 2015.

Note 6 - Treasury Stock:

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

The Company repurchased 4.7 million, 2.3 million and 6.1 million shares of common stock under the share repurchase program at a total cost of $298.5 million, $129.4 million and $271.8 million in fiscal 2014, 2013 and 2012, respectively.  As of December 27, 2014, the Company had remaining authorization under the share repurchase program of $863.3 million, exclusive of any fees, commissions, or other expenses.

Note 7 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2014
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$370,885	137,769	$2.69
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,666	(0.03)
Net income	$370,885	139,435	$2.66

	2013
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$328,234	139,415	$2.35
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	2,308	(0.03)
Net income	$328,234	141,723	$2.32

	2012
	Net Income	Shares	Per Share Amount
Basic net income per share:
Net income	$276,457	142,184	$1.94
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	3,330	(0.04)
Net income	$276,457	145,514	$1.90

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.0 million, 0.6 million and 1.0 million in fiscal 2014, 2013 and 2012, respectively.

Index

Note 8 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2014	2013	2012
Current tax expense:
Federal	$211,383	$175,039	$165,519
State	25,133	19,129	20,342
Total current	236,516	194,168	185,861

Deferred tax (benefit) expense:
Federal	(14,493)	(5,341)	(20,857)
State	(5,321)	(2,968)	(5,724)
Total deferred	(19,814)	(8,309)	(26,581)
Total provision	$216,702	$185,859	$159,280

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2014	2013
Current tax assets:
Inventory valuation	$16,602	$12,133
Accrued employee benefit costs	18,770	23,184
Accrued sales tax audit reserve	2,053	1,905
Other	11,585	10,388
	49,010	47,610
Current tax liabilities:
Inventory basis difference	(4,657)	(14,470)
Prepaid expenses	(2,109)	(2,100)
Other	(1,282)	(1,202)
	(8,048)	(17,772)
Net current tax asset	$40,962	$29,838

Non-current tax assets:
Rent expenses in excess of cash payments required	27,166	25,229
Deferred compensation	17,956	16,394
Workers compensation insurance	6,989	5,734
General liability insurance	2,741	557
Lease exit obligations	2,437	2,354
Income tax credits	2,205	—
Accrued sales tax audit reserve	2,085	1,547
Other	3,745	3,452
	65,324	55,267
Non-current tax liabilities:
Depreciation	(52,626)	(51,547)
Other	(3,916)	(3,628)
	(56,542)	(55,175)
Net non-current tax asset	$8,782	$92

Net deferred tax asset	$49,744	$29,930

Index

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $5.0 million and $2.3 million as of December 27, 2014 and December 28, 2013, respectively, with varying dates of expiration between 2015 and 2024.  The Company provided no valuation allowance as of December 27, 2014 and December 28, 2013 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2014	2013	2012
Tax provision at statutory rate	$205,656	$179,933	$152,508
Tax effect of:
State income taxes, net of federal tax benefits	12,878	10,505	9,502
Permanent differences	(1,832)	(4,579)	(2,730)
	$216,702	$185,859	$159,280

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2010.  In 2012, the IRS commenced an audit of the 2010 federal tax return. In 2014, the 2010 IRS audit was finalized with minimal adjustments. Various states have completed an examination of our income tax returns for 2010 through 2012 with minimal adjustments.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate, is $2.3 million at December 27, 2014. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company estimates the overall decrease in unrecognized tax benefits in the next twelve months will range between $0.1 million and $0.5 million.  A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$2,482	$5,898	$5,774
Additions based on tax positions related to the current year	1,104	741	1,358
Additions for tax positions of prior years	280	—	—
Reductions for tax positions of prior years	(366)	(3,937)	(1,234)
Reductions due to audit results	—	(220)	—
Balance at end of year	$3,500	$2,482	$5,898

Note 9 - Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the Plan during fiscal 2014, 2013 and 2012, were approximately $5.6 million, $4.9 million and $4.4 million, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.5 million, $0.5 million and $0.4 million in each of the fiscal years 2014, 2013 and 2012, respectively.

Index

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments
At December 27, 2014, the Company had commitments related to construction projects for land and new stores totaling approximately $17.8 million and commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $41.0 million.

Letters of Credit
At December 27, 2014, there were $40.7 million outstanding letters of credit under the Senior Credit Facility and an $18.3 million outstanding letter of credit at a financial institution outside of the Senior Credit Facility.

Litigation
The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during fiscal 2014, 2013, and 2012:

	Percent of Sales
Product Category:	2014	2013	2012
Livestock and Pet	44%	43%	42%
Hardware, Tools and Truck	22	23	23
Seasonal, Gift and Toy Products	20	20	20
Clothing and Footwear	9	9	9
Agriculture	5	5	6
Total	100%	100%	100%

Note 12 – Recently Issued Accounting Pronouncements:

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

Index

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

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 27, 2014.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2014 our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

A report of the Company’s management on the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the 1934 Act) and a report of Ernst & Young LLP, an independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting are included in Item 8 of this Annual Report on Form 10-K.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015 is incorporated herein by reference.

The Company has a Code of Ethics which covers all exempt employees, officers and directors of the Company, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is available in the “Corporate Governance” section of the Company’s website at TractorSupply.com. A copy of the Code of Ethics can also be obtained, free of charge, upon written request to the Corporate Secretary, Tractor Supply Company, 5401 Virginia Way, Brentwood, TN 37027. The Company intends to post amendments to or waivers, if any, from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller) on its website.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015 is incorporated herein by reference.

Index

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015 is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 27, 2014, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	4,360,773	(a)	$39.26	(b)	5,348,008
Employee Stock Purchase Plan	—		—		12,231,977
Equity compensation plans not approved by security holders	—		—		—
Total	4,360,773		$39.26		17,579,985
(a) Includes 4,083,426 stock options, 166,503 unvested restricted stock units and 110,844 restricted stock units which have vested but the receipt of which have been deferred by the recipient. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2000 Stock Incentive Plan was superseded in May 2006. Shares available under the 2009 Stock Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit).
(b) Restricted stock units have a weighted average exercise price of zero.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance - Director Independence and Board Operations” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015, is incorporated herein by reference.

Index

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 37 through 56 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 60 through 62 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 18, 2015	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2015
/s/ Gregory A. Sandfort Gregory A. Sandfort	President and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 18, 2015
/s/ Johnston C. Adams Johnston C. Adams	Director	February 18, 2015
/s/ Peter D. Bewley Peter D. Bewley	Director	February 18, 2015
/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 18, 2015
/s/ Richard W. Frost Richard W. Frost	Director	February 18, 2015
/s/ Keith R. Halbert Keith R. Halbert	Director	February 18, 2015
/s/ George MacKenzie George MacKenzie	Director	February 18, 2015
/s/ Edna K. Morris Edna K. Morris	Director	February 18, 2015
/s/ Mark J. Weikel Mark J. Weikel	Director	February 18, 2015

Index

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 29, 2012, Commission File No. 000-23314, and incorporated herein by reference).

3.2
Fourth Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on August 6, 2014, Commission File No. 000-23314, and incorporated herein by reference).

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

10.28
First Amendment to Credit Agreement and Increase of Revolving Committed Amount dated May 16, 2014, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on May 21, 2014, Commission File No. 000-23314, and incorporated herein by reference).

10.29
Director Resignation Policy (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).

10.30
Transition Agreement dated March 10, 2014, by and between Tractor Supply Company and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2014, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Form of Amended and Restated Change in Control Agreement for Anthony F. Crudele (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.32
Form of Change in Control Agreement for each of Benjamin F. Parrish, Jr., Steve K. Barbarick and Lee J. Downing (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Employment Agreement between Tractor Supply Company and Greg A. Sandfort dated October 2, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 2, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.34*	First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015. +

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2014, filed with the SEC on February 18, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 27, 2014 and December 28, 2013, (ii) the Consolidated Statements of Income for years ended December 27, 2014, December 28, 2013, and December 29, 2012, (iii) the Consolidated Statements of Cash Flows for years ended December 27, 2014, December 28, 2013, and December 29, 2012, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2014, December 28, 2013, and December 29, 2012, and (v) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement