Form 10-Q
period 2015-03-28
TRACTOR SUPPLY CO /DE/
filed 2015-05-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2015
Common Stock, $.008 par value	136,426,761

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 28, 2015	December 27, 2014	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,133	$51,134	$47,789
Inventories	1,370,965	1,115,450	1,225,232
Prepaid expenses and other current assets	64,967	66,444	47,154
Deferred income taxes	33,850	40,962	19,963
Total current assets	1,526,915	1,273,990	1,340,138
Property and equipment:
Land	80,705	79,571	74,398
Buildings and improvements	713,132	698,462	594,150
Furniture, fixtures and equipment	466,663	453,692	418,473
Computer software and hardware	161,884	154,818	147,803
Construction in progress	52,523	30,803	74,867
	1,474,907	1,417,346	1,309,691
Accumulated depreciation and amortization	(725,155)	(696,346)	(629,998)
Property and equipment, net	749,752	721,000	679,693

Goodwill	10,258	10,258	10,258
Deferred income taxes	15,535	8,782	7,351
Other assets	19,550	20,541	18,952
Total assets	$2,322,010	$2,034,571	$2,056,392
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585,551	$370,823	$477,508
Accrued employee compensation	9,483	37,056	6,696
Other accrued expenses	180,829	182,565	138,696
Current portion of capital lease obligations	441	213	42
Income taxes payable	28,684	12,436	22,481
Total current liabilities	804,988	603,093	645,423

Revolving credit loan	60,000	—	80,000
Capital lease obligations, less current maturities	8,761	4,957	1,190
Deferred rent	80,946	79,807	77,386
Other long-term liabilities	52,437	53,153	47,836
Total liabilities	1,007,132	741,010	851,835
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at March 28, 2015 and December 27, 2014 and 200,000 shares authorized at March 29, 2014; 168,347, 167,716 and 166,623 shares issued; 136,416, 136,382 and 138,691 shares outstanding at March 28, 2015, December 27, 2014 and March 29, 2014, respectively	1,347	1,342	1,333
Additional paid-in capital	544,042	510,997	464,058
Treasury stock – at cost, 31,931, 31,334 and 27,932 shares at March 28, 2015, December 27, 2014 and March 29, 2014, respectively	(1,185,030)	(1,137,085)	(923,043)
Retained earnings	1,954,519	1,918,307	1,662,209
Total stockholders’ equity	1,314,878	1,293,561	1,204,557
Total liabilities and stockholders’ equity	$2,322,010	$2,034,571	$2,056,392
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2015	March 29, 2014

Net sales	$1,331,352	$1,183,680
Cost of merchandise sold	886,747	787,461
Gross profit	444,605	396,219
Selling, general and administrative expenses	321,476	290,270
Depreciation and amortization	30,282	27,220
Operating income	92,847	78,729
Interest expense, net	866	454
Income before income taxes	91,981	78,275
Income tax expense	33,941	29,466
Net income	$58,040	$48,809

Net income per share – basic	$0.43	$0.35
Net income per share – diluted	$0.42	$0.35

Weighted average shares outstanding:
Basic	136,347	139,118
Diluted	137,735	141,032

Dividends declared per common share outstanding	$0.16	$0.13

The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$58,040	$48,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,282	27,220
Gain on disposition of property and equipment	(47)	(57)
Stock compensation expense	4,999	3,941
Excess tax benefit of stock options exercised	(8,181)	(1,690)
Deferred income taxes	359	2,616
Change in assets and liabilities:
Inventories	(255,515)	(245,924)
Prepaid expenses and other current assets	1,477	10,205
Accounts payable	214,728	161,021
Accrued employee compensation	(27,573)	(43,877)
Other accrued expenses	(8,074)	(17,016)
Income taxes payable	24,429	14,747
Other	1,389	1,929
Net cash provided by (used in) operating activities	36,313	(38,076)
Cash flows from investing activities:
Capital expenditures	(48,767)	(41,863)
Proceeds from sale of property and equipment	265	82
Net cash used in investing activities	(48,502)	(41,781)
Cash flows from financing activities:
Borrowings under revolving credit agreement	110,000	80,000
Repayments under revolving credit agreement	(50,000)	—
Excess tax benefit of stock options exercised	8,181	1,690
Principal payments under capital lease obligations	(90)	(10)
Repurchase of shares to satisfy tax obligations	(1,078)	(1,211)
Repurchase of common stock	(47,945)	(84,455)
Net proceeds from issuance of common stock	20,948	6,972
Cash dividends paid to stockholders	(21,828)	(18,083)
Net cash provided by (used in) financing activities	18,188	(15,097)
Net increase (decrease) in cash and cash equivalents	5,999	(94,954)
Cash and cash equivalents at beginning of period	51,134	142,743
Cash and cash equivalents at end of period	$57,133	$47,789
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$464	$172
Income taxes	8,979	11,994
Supplemental disclosures of non-cash activities:
Property acquired through capital lease	$4,122	$—
Non-cash accruals for construction in progress	21,181	8,355
The accompanying notes are an integral part of these financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At March 28, 2015, the Company operated a total of 1,422 retail stores in 49 states and also offered a number of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $60 million and $80 million in borrowings under the Senior Credit Facility (as defined in Note 5) at March 28, 2015 and March 29, 2014, respectively. The Company had no borrowings under the Senior Credit Facility at December 27, 2014. Based on current market interest rates, the carrying value of our borrowings under the Senior Credit Facility approximates fair value.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended March 28, 2015.

For the first quarters of fiscal 2015 and 2014, share-based compensation expense was $5.0 million and $3.9 million, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first three months of fiscal 2015 and 2014:

	Fiscal three months ended
	March 28, 2015	March 29, 2014
Stock options granted	995,508	1,106,609
Weighted average exercise price	$83.11	$63.86
Weighted average fair value per option	$19.42	$15.32

As of March 28, 2015, total unrecognized compensation expense related to non-vested stock options was approximately $31.8 million with a remaining weighted average expense recognition period of 1.6 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first three months of fiscal 2015 and 2014:

	Fiscal three months ended
	March 28, 2015	March 29, 2014
Restricted stock units granted	39,121	45,866
Weighted average fair value per share	$83.11	$64.00

As of March 28, 2015, total unrecognized compensation expense related to non-vested restricted stock units was approximately $8.4 million with a remaining weighted average expense recognition period of 2.8 years.

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

	Fiscal three months ended March 28, 2015			Fiscal three months ended March 29, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$58,040	136,347	$0.43	$48,809	139,118	$0.35
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,388	(0.01)	—	1,914	—
Net income	$58,040	137,735	$0.42	$48,809	141,032	$0.35

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.6 million shares for each of the three months ended March 28, 2015 and March 29, 2014.

Index

Note 5 – Senior Credit Facility:

The Company has entered into a Credit Agreement, dated as of October 24, 2011, as amended on May 16, 2014, with certain lenders and Bank of America, N.A., as administrative agent for the lenders (the “Senior Credit Facility”). The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had $60 million and $80 million in outstanding borrowings under the Senior Credit Facility at March 28, 2015 and March 29, 2014, respectively. In addition, there were $50.5 million and $42.6 million outstanding letters of credit under the Senior Credit Facility as of March 28, 2015 and March 29, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at March 28, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.18% at March 28, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% at March 28, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% at March 28, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 28, 2015, the Company was in compliance with all debt covenants.

Note 6 – Treasury Stock:

The Company’s Board of Directors authorized common stock repurchases under the share repurchase program up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 0.6 million and 1.3 million shares of common stock under the share repurchase program for a total cost of $47.9 million and $84.5 million during the first quarters of fiscal 2015 and fiscal 2014, respectively. As of March 28, 2015, the Company had remaining authorization under the share repurchase program of $815.4 million, exclusive of any fees, commissions, or other expenses.

Note 7 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During the first three months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on June 2, 2015 to stockholders of record as of the close of business on May 18, 2015.

Index

Note 8 – Income Taxes:

The Company’s effective income tax rate decreased to 36.9% in the first quarter of fiscal 2015 compared to 37.6% for the first quarter of fiscal 2014 due principally to the availability of state tax incentives. The Company expects the 2015 full fiscal year effective tax rate will be approximately 37.0%.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 28, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $26.7 million and the development of two smaller cross-dock facilities (“mixing centers”) in Texas for approximately $9.7 million.

Letters of Credit

At March 28, 2015, there were $50.5 million outstanding letters of credit under the Senior Credit Facility.

Litigation

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.  The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company. The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Index

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three months ended March 28, 2015 and March 29, 2014:

	Fiscal three months ended
	March 28, 2015	March 29, 2014
Product Category:
Livestock and Pet	49%	49%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	17	16
Clothing and Footwear	9	9
Agriculture	3	4
Total	100%	100%

Note 11 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, the FASB has proposed a one-year deferral. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. This Form 10-Q also contains forward-looking information.  The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control.  These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates.  We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements.  Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Index

Comparable Store Sales

Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Beginning in fiscal 2015, stores closed during either of the years being compared are removed from our comparable stores sales metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store sales metrics calculations. If the effect of relocated stores on our comparable store sales metrics calculations becomes material, we would remove relocated stores from the calculations.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 28, 2015 and March 29, 2014
Net sales increased 12.5% to $1.33 billion for the first quarter of fiscal 2015 from $1.18 billion for the first quarter of fiscal 2014.  Comparable store sales for the first quarter of fiscal 2015 were $1.25 billion, a 5.7% increase over the first quarter of fiscal 2014. This compares to a 2.2% comparable store sales increase for the first quarter of fiscal 2014.

The first quarter 2015 comparable store sales increase was broad based and driven by increases in both traffic and ticket. Comparable store transaction count increased 4.8% and average ticket increased 0.8%. The comparable store sales increase benefited from a solid performance in consumable, usable and edible (“C.U.E.”) products, including pet and heating consumables, while hardline products such as fencing, truck accessories and tools also performed well. We also estimate that comparable store sales were unfavorably impacted by approximately 85 basis points due to deflation, principally in livestock feed, propane and bird seed.

In addition to comparable store sales growth in the first quarter of fiscal 2015, sales from stores opened less than one year were $82.3 million in the first quarter of fiscal 2015, which represented 7.0 percentage points of the 12.5% increase over first quarter fiscal 2014 net sales. For the first quarter of fiscal 2014, sales from stores opened less than one year were $73.4 million, which represented 6.8 percentage points of the 9.0% increase over first quarter fiscal 2013 net sales.

The following chart summarizes our store growth for the fiscal three months ended March 28, 2015 and March 29, 2014:

	Fiscal three months ended
	March 28, 2015	March 29, 2014
Store Count, Beginning of Period	1,382	1,276
New Stores Opened	41	32
Stores Closed	(1)	—
Store Count, End of Period	1,422	1,308

Stores Relocated	1	—

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 28, 2015 and March 29, 2014:

	Fiscal three months ended
	March 28, 2015	March 29, 2014
Product Category:
Livestock and Pet	49%	49%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	17	16
Clothing and Footwear	9	9
Agriculture	3	4
Total	100%	100%

Index

Gross profit increased 12.2% to $444.6 million for the first quarter of fiscal 2015 from $396.2 million in the first quarter of fiscal 2014.  As a percent of sales, gross margin decreased 10 basis points to 33.4% from 33.5% in the prior year. The slight decline in gross margin rate resulted primarily from increased clearance merchandise activity due to our higher in-stock position at the beginning of the quarter, the timing of new store vendor support and slightly higher shrink. Transportation costs had a favorable impact on gross margin as lower fuel costs more than offset the increased stem miles caused by our western store expansion.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, improved 40 basis points to 26.4% in the first quarter of fiscal 2015 from 26.8% in the first quarter of fiscal 2014.  This improvement as a percent of sales was primarily attributable to the leverage of store operating and advertising costs provided by the strong comparable store sales growth, partially offset by higher year-over-year incentive compensation expense. Total SG&A expenses increased 10.8% to $351.8 million from $317.5 million in the first quarter of fiscal 2014. This increase is due primarily to new store growth.

The effective income tax rate decreased to 36.9% in the first quarter of fiscal 2015 compared to 37.6% for the first quarter of fiscal 2014 due principally to the availability of state tax incentives. The Company expects the full fiscal year 2015 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2015 increased 18.9% to $58.0 million or $0.42 per diluted share, as compared to net income of $48.8 million, or $0.35 per diluted share, for the first quarter of fiscal 2014.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center capacity and improvements, information technology, inventory purchases, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

Working Capital

At March 28, 2015, the Company had working capital of $721.9 million, which increased $51.0 million from December 27, 2014 and increased $27.2 million from March 29, 2014.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 28, 2015	December 27, 2014	Variance	March 29, 2014	Variance
Current assets:
Cash and cash equivalents	$57.1	$51.1	$6.0	$47.8	$9.3
Inventories	1,371.0	1,115.5	255.5	1,225.2	145.8
Prepaid expenses and other current assets	65.0	66.4	(1.4)	47.1	17.9
Deferred income taxes	33.8	41.0	(7.2)	20.0	13.8
	1,526.9	1,274.0	252.9	1,340.1	186.8
Current liabilities:
Accounts payable	585.6	370.8	214.8	477.5	108.1
Accrued employee compensation	9.5	37.1	(27.6)	6.7	2.8
Other accrued expenses	180.8	182.6	(1.8)	138.7	42.1
Current portion of capital lease obligation	0.4	0.2	0.2	—	0.4
Income taxes payable	28.7	12.4	16.3	22.5	6.2
	805.0	603.1	201.9	645.4	159.6
Working capital	$721.9	$670.9	$51.0	$694.7	$27.2

In comparison to December 27, 2014, working capital as of March 28, 2015 was impacted most significantly by changes in our inventories, accounts payable and accrued employee compensation. The increase in working capital resulted primarily from an increase in inventories net of the related increase in accounts payable and a decrease in accrued employee compensation.

Index

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store due to normal seasonal patterns.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

In comparison to March 29, 2014, working capital as of March 28, 2015 was impacted most significantly by changes in our inventories, accounts payable and other accrued expenses. The increase in working capital resulted primarily from an increase in inventories net of the related increase in accounts payable, partially offset by an increase in other accrued expenses.

•
The increase in inventories and accounts payable is primarily a result of new store growth and increased average inventory per store of 2.7%. The increase in average inventory per store is principally related to strategic early purchases in key spring seasonal categories.

•	The increase in other accrued expenses primarily relates to the timing of construction and other accruals.

Operating Activities

Operating activities provided net cash of $36.3 million and used net cash of $38.1 million in the first three months of fiscal 2015 and fiscal 2014, respectively.  The $74.4 million increase in net cash provided by operating activities in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 28, 2015	March 29, 2014	Variance
Net income	$58.0	$48.8	$9.2
Depreciation and amortization	30.3	27.2	3.1
Stock compensation expense	5.0	3.9	1.1
Excess tax benefit of stock options exercised	(8.2)	(1.7)	(6.5)
Deferred income taxes	0.4	2.6	(2.2)
Inventories and accounts payable	(40.8)	(84.9)	44.1
Prepaid expenses and other current assets	1.5	10.2	(8.7)
Accrued expenses	(35.6)	(60.9)	25.3
Income taxes payable	24.4	14.7	9.7
Other, net	1.3	2.0	(0.7)
Net cash provided by (used in) operating activities	$36.3	$(38.1)	$74.4

The $74.4 million increase in net cash provided by operating activities in the first three months of fiscal 2015 compared with the first three months of fiscal 2014 resulted from less cash required due to the timing of receipts and payments in relation to inventory and accounts payable. In addition, accrued expenses also used less cash due to increased accruals related to incentive compensation and sales tax.

Investing Activities

Investing activities used cash of $48.5 million and $41.8 million in the first three months of fiscal 2015 and fiscal 2014, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first three months of fiscal 2015 and fiscal 2014 were as follows (in millions):

	Fiscal three months ended
	March 28, 2015	March 29, 2014
New and relocated stores and stores not yet opened	$20.7	$20.0
Distribution center capacity and improvements	18.4	0.9
Information technology	6.5	6.5
Existing stores	2.7	4.4
Corporate and other	0.5	10.1
Total capital expenditures	$48.8	$41.9

Index

The above table reflects 41 new stores in the first three months of fiscal 2015, compared to 32 new stores during the first three months of fiscal 2014. We expect to open 110 to 115 new stores during fiscal 2015 compared to 107 new stores in fiscal 2014. The increase in spending on distribution center capacity and improvements in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 is primarily due to the construction of our new Casa Grande, Arizona distribution center, which is expected to open in late fiscal 2015. The decrease in spending on corporate and other in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 relates to the construction of our new Store Support Center in Brentwood, Tennessee, which opened in fiscal 2014.

Financing Activities

Financing activities provided cash of $18.2 million and used cash of $15.1 million in the first three months of fiscal 2015 and fiscal 2014, respectively. The $33.3 million increase in net cash provided by financing activities in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 is due to changes in the following financing activities (in millions):

	Fiscal three months ended
	March 28, 2015	March 29, 2014	Variance
Net borrowings under the revolving credit agreement	$60.0	$80.0	$(20.0)
Excess tax benefit of stock options exercised	8.2	1.7	6.5
Repurchase of common stock	(47.9)	(84.5)	36.6
Net proceeds from issuance of common stock	20.9	7.0	13.9
Cash dividends paid to stockholders	(21.8)	(18.1)	(3.7)
Other, net	(1.2)	(1.2)	—
Net cash provided by (used in) financing activities	$18.2	$(15.1)	$33.3

The $33.3 million increase in net cash provided by financing activities in the first three months of fiscal 2015 compared with the first three months of fiscal 2014 is due to lower repurchases of common stock and an increase in proceeds from the issuance of common stock in connection with the Company’s stock option exercises, partially offset by less net borrowings under the Senior Credit Facility.

Senior Credit Facility

The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had $60 million and $80 million in borrowings under the Senior Credit Facility at March 28, 2015 and March 29, 2014, respectively. There were $50.5 million and $42.6 million outstanding letters of credit under the Senior Credit Facility as of March 28, 2015 and March 29, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at March 28, 2015) or LIBOR (0.18% at March 28, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% at March 28, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% at March 28, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of March 28, 2015, the Company was in compliance with all debt covenants.

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

Index

Share Repurchase Program

The Company’s Board of Directors authorized common stock repurchases under the share repurchase program up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 0.6 million and 1.3 million shares of common stock under the share repurchase program for a total cost of $47.9 million and $84.5 million during the first quarters of fiscal 2015 and fiscal 2014, respectively. As of March 28, 2015, the Company had remaining authorization under the share repurchase program of $815.4 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first three months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 4, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on June 2, 2015 to stockholders of record as of the close of business on May 18, 2015.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. The Company typically leases buildings for retail stores rather than acquiring these assets which allows the Company to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At March 28, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $26.7 million and the development of two mixing centers in Texas for approximately $9.7 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014.

At March 28, 2015, there were $50.5 million outstanding letters of credit under the Senior Credit Facility.

Index

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation	-	Income tax contingencies
-	Self-insurance reserves	-	Long-lived assets
-	Sales tax audit reserve

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014 for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016; however, the FASB has proposed a one-year deferral. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at both March 28, 2015 and March 29, 2014) or LIBOR (0.18% and 0.15% at March 28, 2015 and March 29, 2014, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% and 0.50% at March 28, 2015 and March 29, 2014, respectively), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% and 0.10% at March 28, 2015 and March 29, 2014, respectively), adjusted quarterly based on our leverage ratio.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

Index

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, growing economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 28, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2015, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company responded to a Request for Information from the EPA in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the DOJ, on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant, and that unless the DOJ and the Company were able to reach a settlement, the DOJ was prepared to commence a civil action. The engines were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and has worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company believes it has provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues relate to products purchased from one vendor.   The vendor of these products and the Company are engaged in settlement discussions with the DOJ and EPA that would call for the payment of a civil penalty by, and certain injunctive relief against, the Company.  The Company does not expect the resolution of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.  The Company does not believe it is reasonably possible that a loss in excess of the amount accrued will be incurred.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2015 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 28, 2014 – January 24, 2015	340,400		$77.58	340,400	$836,937,523
January 25, 2015 – February 21, 2015	133,140	(a)	81.96	120,200	827,124,286
February 22, 2015 – March 28, 2015	135,600		86.45	135,600	815,403,974
Total	609,140		$80.51	596,200	$815,403,974

(a) The total number of shares purchased and average price paid per share include 12,940 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

Share repurchases were made pursuant to the share repurchase program described under Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

Index

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit

10.1
Form of Change in Control Agreement, dated March 17, 2015, by and between Tractor Supply Company and each of Steve K. Barbarick, Anthony F. Crudele, Lee J. Downing, Chad M. Frazell, Robert D. Mills and Benjamin F. Parrish, Jr. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference). +

10.2
Amended and Restated Employment Agreement, dated March 17, 2015, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference). +

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2015, filed with the Securities and Exchange Commission on May 7, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 28, 2015, December 27, 2014 and March 29, 2014, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 28, 2015 and March 29, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 28, 2015 and March 29, 2014, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith
+    Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 7, 2015	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)