Form 10-Q
period 2015-06-27
TRACTOR SUPPLY CO /DE/
filed 2015-08-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 25, 2015
Common Stock, $.008 par value	135,819,050

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 27, 2015	December 27, 2014	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$56,317	$51,134	$55,965
Inventories	1,293,146	1,115,450	1,154,585
Prepaid expenses and other current assets	62,039	66,444	48,120
Deferred income taxes	38,005	40,962	25,515
Total current assets	1,449,507	1,273,990	1,284,185
Property and equipment:
Land	84,391	79,571	75,843
Buildings and improvements	723,455	698,462	607,030
Furniture, fixtures and equipment	474,975	453,692	427,024
Computer software and hardware	166,684	154,818	156,674
Construction in progress	74,245	30,803	84,049
	1,523,750	1,417,346	1,350,620
Accumulated depreciation and amortization	(754,847)	(696,346)	(657,233)
Property and equipment, net	768,903	721,000	693,387

Goodwill	10,258	10,258	10,258
Deferred income taxes	22,975	8,782	17,395
Other assets	19,627	20,541	20,303
Total assets	$2,271,270	$2,034,571	$2,025,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452,669	$370,823	$390,170
Accrued employee compensation	28,910	37,056	21,158
Other accrued expenses	185,631	182,565	144,360
Current portion of capital lease obligations	441	213	125
Income taxes payable	77,950	12,436	73,174
Total current liabilities	745,601	603,093	628,987

Capital lease obligations, less current maturities	8,652	4,957	3,078
Deferred rent	81,446	79,807	77,864
Other long-term liabilities	52,124	53,153	49,674
Total liabilities	887,823	741,010	759,603
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at June 27, 2015, December 27, 2014 and June 28, 2014; 168,638, 167,716 and 166,881 shares issued; 135,831, 136,382 and 137,989 shares outstanding at June 27, 2015, December 27, 2014 and June 28, 2014, respectively	1,349	1,342	1,335
Additional paid-in capital	563,096	510,997	476,742
Treasury stock – at cost, 32,807, 31,334 and 28,892 shares at June 27, 2015, December 27, 2014 and June 28, 2014, respectively	(1,261,625)	(1,137,085)	(985,585)
Retained earnings	2,080,627	1,918,307	1,773,433
Total stockholders’ equity	1,383,447	1,293,561	1,265,925
Total liabilities and stockholders’ equity	$2,271,270	$2,034,571	$2,025,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net sales	$1,772,900	$1,583,831	$3,104,252	$2,767,511
Cost of merchandise sold	1,147,580	1,033,299	2,034,327	1,820,760
Gross profit	625,320	550,532	1,069,925	946,751
Selling, general and administrative expenses	349,842	311,589	671,318	601,859
Depreciation and amortization	30,313	27,914	60,595	55,134
Operating income	245,165	211,029	338,012	289,758
Interest expense, net	832	308	1,698	762
Income before income taxes	244,333	210,721	336,314	288,996
Income tax expense	91,002	77,310	124,943	106,776
Net income	$153,331	$133,411	$211,371	$182,220

Net income per share – basic	$1.13	$0.96	$1.55	$1.31
Net income per share – diluted	$1.12	$0.95	$1.54	$1.30

Weighted average shares outstanding:
Basic	136,120	138,394	136,233	138,756
Diluted	137,400	140,110	137,567	140,571

Dividends declared per common share outstanding	$0.20	$0.16	$0.36	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$211,371	$182,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,595	55,134
Gain on disposition of property and equipment	(15)	(68)
Share-based compensation expense	9,835	8,118
Excess tax benefit of stock options exercised	(12,900)	(4,171)
Deferred income taxes	(11,236)	(12,980)
Change in assets and liabilities:
Inventories	(177,696)	(175,277)
Prepaid expenses and other current assets	4,405	9,239
Accounts payable	81,846	73,683
Accrued employee compensation	(8,146)	(29,415)
Other accrued expenses	(4,533)	(10,742)
Income taxes payable	78,414	67,921
Other	1,475	2,842
Net cash provided by operating activities	233,415	166,504
Cash flows from investing activities:
Capital expenditures	(97,014)	(82,114)
Proceeds from sale of property and equipment	301	166
Net cash used in investing activities	(96,713)	(81,948)
Cash flows from financing activities:
Borrowings under revolving credit agreement	180,000	110,000
Repayments under revolving credit agreement	(180,000)	(110,000)
Excess tax benefit of stock options exercised	12,900	4,171
Principal payments under capital lease obligations	(199)	(27)
Repurchase of shares to satisfy tax obligations	(1,095)	(1,211)
Repurchase of common stock	(124,540)	(146,997)
Net proceeds from issuance of common stock	30,466	13,000
Cash dividends paid to stockholders	(49,051)	(40,270)
Net cash used in financing activities	(131,519)	(171,334)
Net change in cash and cash equivalents	5,183	(86,778)
Cash and cash equivalents at beginning of period	51,134	142,743
Cash and cash equivalents at end of period	$56,317	$55,965
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$694	$360
Income taxes	57,367	51,306
Supplemental disclosures of non-cash activities:
Property acquired through capital lease	$4,122	$1,988
Non-cash accruals for construction in progress	22,442	7,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At June 27, 2015, the Company operated a total of 1,438 retail stores in 49 states and also offered a number of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had no borrowings under the Senior Credit Facility (as defined in Note 5) at June 27, 2015, December 27, 2014, or June 28, 2014, respectively.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”).   Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended June 27, 2015.

For the second quarters of fiscal 2015 and 2014, share-based compensation expense was $4.8 million and $4.2 million, respectively and $9.8 million and $8.1 million for the first six months of fiscal 2015 and 2014, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first six months of fiscal 2015 and 2014:

	Fiscal six months ended
	June 27, 2015	June 28, 2014
Stock options granted	1,025,356	1,117,089
Weighted average exercise price	$83.23	$63.89
Weighted average fair value per option	$19.43	$15.33

As of June 27, 2015, total unrecognized compensation expense related to non-vested stock options was approximately $27.8 million with a remaining weighted average expense recognition period of 1.5 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first six months of fiscal 2015 and 2014:

	Fiscal six months ended
	June 27, 2015	June 28, 2014
Restricted stock units granted	50,473	56,650
Weighted average fair value per share	$84.02	$64.52

As of June 27, 2015, total unrecognized compensation expense related to non-vested restricted stock units was approximately $8.3 million with a remaining weighted average expense recognition period of 2.4 years.

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

	Fiscal three months ended June 27, 2015			Fiscal three months ended June 28, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$153,331	136,120	$1.13	$133,411	138,394	$0.96
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,280	(0.01)	—	1,716	(0.01)
Net income	$153,331	137,400	$1.12	$133,411	140,110	$0.95

Index

	Fiscal six months ended June 27, 2015			Fiscal six months ended June 28, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:
Net income	$211,371	136,233	$1.55	$182,220	138,756	$1.31
Diluted net income per share:
Dilutive stock options and restricted stock units outstanding	—	1,334	(0.01)	—	1,815	(0.01)
Net income	$211,371	137,567	$1.54	$182,220	140,571	$1.30

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.0 million and 1.4 million shares for the three months ended June 27, 2015 and June 28, 2014, respectively, and 0.8 million and 0.9 million shares for the six months ended June 27, 2015 and June 28, 2014, respectively.

Note 5 – Senior Credit Facility:

The Company has entered into a Credit Agreement, dated as of October 24, 2011, as amended on May 16, 2014, with certain lenders and Bank of America, N.A., as administrative agent for the lenders (the “Senior Credit Facility”). The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had no outstanding borrowings under the Senior Credit Facility at June 27, 2015, December 27, 2014, or June 28, 2014. There were $57.4 million, $40.7 million, and $70.9 million outstanding letters of credit under the Senior Credit Facility as of June 27, 2015, December 27, 2014, and June 28, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at June 27, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.19% at June 27, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% at June 27, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% at June 27, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 27, 2015, the Company was in compliance with all debt covenants.

Note 6 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 0.9 million and 1.0 million shares of common stock under the share repurchase program for a total cost of $76.6 million and $62.5 million during the second quarters of fiscal 2015 and fiscal 2014, respectively. During the first six months of 2015 and 2014, the Company repurchased 1.5 million and 2.2 million shares under the share repurchase program for a total cost of $124.5 million and $147.0 million, respectively. As of June 27, 2015, the Company had remaining authorization under the share repurchase program of $738.8 million, exclusive of any fees, commissions, or other expenses.

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

Index

Dividends

During the first six months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 3, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on September 1, 2015 to stockholders of record as of the close of business on August 17, 2015.

Note 8 – Income Taxes:

The Company’s effective income tax rate increased to 37.2% in the second quarter of fiscal 2015 compared to 36.7% for the second quarter of fiscal 2014. For the first six months of fiscal 2015, our effective income tax rate increased to 37.2% compared to 36.9% for the first six months of fiscal 2014. The increase in the effective income tax rate was due principally to the availability of state tax incentives in the prior year.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 27, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $13.3 million and the development of two smaller cross-dock facilities (“mixing centers”) in Texas for approximately $3.0 million.

Letters of Credit

At June 27, 2015, there were $57.4 million outstanding letters of credit under the Senior Credit Facility.

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

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three and six months ended June 27, 2015 and June 28, 2014:

	Fiscal three months ended		Fiscal six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Product Category:
Livestock and Pet	41%	41%	44%	45%
Seasonal, Gift and Toy Products	25	24	22	21
Hardware, Tools and Truck	22	22	22	22
Agriculture	7	7	5	5
Clothing and Footwear	5	6	7	7
Total	100%	100%	100%	100%

Note 11 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. On July 9, 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 27, 2015 and June 28, 2014
Net sales increased 11.9% to $1.77 billion for the second quarter of fiscal 2015 from $1.58 billion for the second quarter of fiscal 2014.  Comparable store sales for the second quarter of fiscal 2015 were $1.68 billion, a 5.6% increase over the second quarter of fiscal 2014. This compares to a 1.9% comparable store sales increase for the second quarter of fiscal 2014.

The second quarter 2015 comparable store sales increase was broad based and driven by increases in both traffic and ticket. Comparable store transaction count increased 4.2% and average ticket increased 1.3%. The comparable store sales increase benefited from a solid performance in seasonal items, including big ticket, and consumable, usable and edible (“C.U.E.”) products. Seasonal and big ticket items included riding lawn mowers and trailers. C.U.E. was driven principally by strong sales in pet and animal categories. These increases were partially offset by deflation.

In addition to comparable store sales growth in the second quarter of fiscal 2015, sales from stores opened less than one year were $102.2 million in the second quarter of fiscal 2015, which represented 6.5 percentage points of the 11.9% increase over second quarter fiscal 2014 net sales. For the second quarter of fiscal 2014, sales from stores opened less than one year were $100.3 million, which represented 6.9 percentage points of the 8.8% increase over second quarter fiscal 2013 net sales.

The following chart summarizes our store growth for the fiscal three months ended June 27, 2015 and June 28, 2014:

	Fiscal three months ended
	June 27, 2015	June 28, 2014
Store Count, Beginning of Period	1,422	1,308
New Stores Opened	17	23
Stores Closed	(1)	—
Store Count, End of Period	1,438	1,331

Stores Relocated	2	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended June 27, 2015 and June 28, 2014:

	Fiscal three months ended
	June 27, 2015	June 28, 2014
Product Category:
Livestock and Pet	41%	41%
Seasonal, Gift and Toy Products	25	24
Hardware, Tools and Truck	22	22
Agriculture	7	7
Clothing and Footwear	5	6
Total	100%	100%

Index

Gross profit increased 13.6% to $625.3 million for the second quarter of fiscal 2015 from $550.5 million in the second quarter of fiscal 2014.  As a percent of sales, gross margin increased 50 basis points to 35.3% from 34.8% in the prior year. The increase in gross margin resulted from strong price and markdown management, as well as lower fuel costs. These favorable items were offset in part by a change in mix to more big ticket items, which typically run below chain average margin.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, were essentially flat at 21.4% in the second quarter of fiscal 2015. Higher year-over-year incentive compensation, incremental store payroll hours to support sales initiatives, and slightly higher new store operating costs were offset by improved leverage of advertising costs and certain other fixed operating costs, due to the strong comparable sales growth. Total SG&A expenses increased 12.0% to $380.2 million from $339.5 million in the second quarter of fiscal 2014. This increase is due primarily to new store growth.

The effective income tax rate increased to 37.2% in the second quarter of fiscal 2015 compared to 36.7% for the second quarter of fiscal 2014 due principally to the availability of state tax incentives in the prior year. The Company expects the full fiscal year 2015 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2015 increased 14.9% to $153.3 million or $1.12 per diluted share, as compared to net income of $133.4 million, or $0.95 per diluted share, for the second quarter of fiscal 2014.

Fiscal Six Months Ended June 27, 2015 and June 28, 2014
Net sales increased 12.2% to $3.10 billion for the first six months of fiscal 2015 from $2.77 billion for the first six months of fiscal 2014.  Comparable store sales for the first six months of fiscal 2015 were $2.93 billion, a 5.7% increase over the first six months of fiscal 2014. This compares to a 2.0% comparable store sales increase for the first six months of fiscal 2014. For the first six months of fiscal 2015, the comparable store sales increase was driven by growth in traffic counts and continued strong results in key C.U.E. products, principally animal-and pet-related merchandise. Seasonal and hardline categories such as riding lawn mowers, fencing, trailers and tools also performed well. Comparable store sales were unfavorably impacted by deflation.

In addition to comparable store sales growth in the first six months of fiscal 2015, sales from stores opened less than one year were $184.5 million for the first six months of fiscal 2015, which represented 6.7 percentage points of the 12.2% increase over total first six months fiscal 2014 net sales. Sales from stores opened less than one year were $173.7 million for the first six months of fiscal 2014, which represented 6.8 percentage points of the 8.9% increase over total first six months fiscal 2013 net sales.

Index

The following chart summarizes our store growth for the fiscal six months ended June 27, 2015 and June 28, 2014:

	Fiscal six months ended
	June 27, 2015	June 28, 2014
Store Count, Beginning of Period	1,382	1,276
New Stores Opened	58	55
Stores Closed	(2)	—
Store Count, End of Period	1,438	1,331

Stores Relocated	3	1
The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended June 27, 2015 and June 28, 2014:

	Fiscal six months ended
	June 27, 2015	June 28, 2014
Product Category:
Livestock and Pet	44%	45%
Seasonal, Gift and Toy Products	22	21
Hardware, Tools and Truck	22	22
Clothing and Footwear	7	7
Agriculture	5	5
Total	100%	100%

Gross profit increased 13.0% to $1.07 billion for the first six months of fiscal 2015 from $946.8 million in the first six months of fiscal 2014.  As a percent of sales, gross margin increased 30 basis points to 34.5% for the first six months of fiscal 2015 compared to 34.2% for the comparable period in fiscal 2014. The increase in gross margin reflects solid retail price and markdown management along with the favorable impact of deflation. Transportation costs also had a favorable impact on gross margin as lower fuel costs more than offset the increased stem miles caused by our western store expansion.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 10 basis points to 23.6% in the first six months of fiscal 2015 from 23.7% in the first six months of fiscal 2014.  Higher year-over-year incentive compensation was offset by improved leverage of advertising costs, as well as certain other fixed operating costs, due to the strong comparable sales growth. Total SG&A expenses increased 11.4% to $731.9 million from $657.0 million in the first six months of fiscal 2014.  The increase in SG&A expense primarily reflects new store growth.

For the first six months of fiscal 2015, the effective income tax rate increased slightly to 37.2% compared to 36.9% for the first six months of fiscal 2014. The increase in the effective income tax rate was due principally to the availability of state tax incentives in the prior year. The Company expects the full year 2015 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first six months of fiscal 2015 increased 16.0% to $211.4 million compared to $182.2 million in the first six months of fiscal 2014.  Net income per diluted share for the first six months of fiscal 2015 increased to $1.54 from $1.30 in the first six months of fiscal 2014.

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

Index

Working Capital

At June 27, 2015, the Company had working capital of $703.9 million, which increased $33.0 million from December 27, 2014 and increased $48.7 million from June 28, 2014.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 27, 2015	December 27, 2014	Variance	June 28, 2014	Variance
Current assets:
Cash and cash equivalents	$56.3	$51.1	$5.2	$56.0	$0.3
Inventories	1,293.2	1,115.5	177.7	1,154.6	138.6
Prepaid expenses and other current assets	62.0	66.4	(4.4)	48.1	13.9
Deferred income taxes	38.0	41.0	(3.0)	25.5	12.5
	1,449.5	1,274.0	175.5	1,284.2	165.3
Current liabilities:
Accounts payable	452.7	370.8	81.9	390.2	62.5
Accrued employee compensation	28.9	37.1	(8.2)	21.1	7.8
Other accrued expenses	185.6	182.6	3.0	144.4	41.2
Current portion of capital lease obligation	0.4	0.2	0.2	0.1	0.3
Income taxes payable	78.0	12.4	65.6	73.2	4.8
	745.6	603.1	142.5	629.0	116.6
Working capital	$703.9	$670.9	$33.0	$655.2	$48.7

In comparison to December 27, 2014, working capital as of June 27, 2015 was impacted most significantly by changes in our inventories, accounts payable and income taxes payable.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth and from an increase in average store inventory due to normal seasonal patterns.

•	The increase in income taxes payable is due to higher taxable income and the timing of tax payments.

In comparison to June 28, 2014, working capital as of June 27, 2015 was impacted most significantly by changes in our inventories, accounts payable and other accrued expenses.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth. Average store inventory has increased due to early delivery of certain products to better position ourselves for the fall selling season, as well as strategic purchases in categories with strong year-to-date comparable sales performance.

•	The increase in other accrued expenses primarily relates to the timing of construction and other accruals.

Index

Operating Activities

Operating activities provided net cash of $233.4 million and $166.5 million in the first six months of fiscal 2015 and fiscal 2014, respectively.  The $66.9 million increase in net cash provided by operating activities in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 27, 2015	June 28, 2014	Variance
Net income	$211.4	$182.2	$29.2
Depreciation and amortization	60.6	55.1	5.5
Share-based compensation expense	9.8	8.1	1.7
Excess tax benefit of stock options exercised	(12.9)	(4.2)	(8.7)
Deferred income taxes	(11.2)	(13.0)	1.8
Inventories and accounts payable	(95.9)	(101.6)	5.7
Prepaid expenses and other current assets	4.4	9.2	(4.8)
Accrued expenses	(12.7)	(40.1)	27.4
Income taxes payable	78.4	67.9	10.5
Other, net	1.5	2.9	(1.4)
Net cash provided by operating activities	$233.4	$166.5	$66.9

The $66.9 million increase in net cash provided by operating activities in the first six months of fiscal 2015 compared with the first six months of fiscal 2014 resulted from incremental profitability as well as the net change in accrued expenses due principally to the timing of payments and an increase in accruals for incentive compensation.

Investing Activities

Investing activities used cash of $96.7 million and $81.9 million in the first six months of fiscal 2015 and fiscal 2014, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first six months of fiscal 2015 and fiscal 2014 were as follows (in millions):

	Fiscal six months ended
	June 27, 2015	June 28, 2014
Distribution center capacity and improvements	$40.2	$0.9
New and relocated stores and stores not yet opened	37.0	39.6
Information technology	12.1	12.1
Existing stores	7.1	8.7
Corporate and other	0.6	20.8
Total capital expenditures	$97.0	$82.1

The above table reflects 58 new stores in the first six months of fiscal 2015, compared to 55 new stores during the first six months of fiscal 2014. We expect to open 110 to 115 new stores during fiscal 2015 compared to 107 new stores in fiscal 2014. The increase in spending on distribution center capacity and improvements in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 is primarily due to the construction of our new Casa Grande, Arizona distribution center, which is expected to open in late fiscal 2015. The decrease in spending on corporate and other in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 relates to the construction of our new Store Support Center in Brentwood, Tennessee, which opened in fiscal 2014.

Financing Activities

Financing activities used cash of $131.5 million and $171.3 million in the first six months of fiscal 2015 and fiscal 2014, respectively. The $39.8 million change in net cash used in financing activities in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 is due to changes in the following financing activities (in millions):

Index

	Fiscal six months ended
	June 27, 2015	June 28, 2014	Variance
Excess tax benefit of stock options exercised	$12.9	$4.2	$8.7
Repurchase of common stock	(124.5)	(147.0)	22.5
Net proceeds from issuance of common stock	30.5	13.0	17.5
Cash dividends paid to stockholders	(49.1)	(40.3)	(8.8)
Other, net	(1.3)	(1.2)	(0.1)
Net cash used in financing activities	$(131.5)	$(171.3)	$39.8

The $39.8 million change in net cash used in financing activities in the first six months of fiscal 2015 compared with the first six months of fiscal 2014 is due to lower repurchases of common stock and an increase in proceeds from the issuance of common stock in connection with the Company’s stock option exercises.

Senior Credit Facility

The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  The Company had no outstanding borrowings under the Senior Credit Facility at June 27, 2015, December 27, 2014, or June 28, 2014. There were $57.4 million, $40.7 million and $70.9 million outstanding letters of credit under the Senior Credit Facility as of June 27, 2015, December 27, 2014 and June 28, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at June 27, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.19% at June 27, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% at June 27, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% at June 27, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of June 27, 2015, the Company was in compliance with all debt covenants.

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

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 0.9 million and 1.0 million shares of common stock under the share repurchase program for a total cost of $76.6 million and $62.5 million during the second quarters of fiscal 2015 and fiscal 2014, respectively. During the first six months of 2015 and 2014, the Company repurchased 1.5 million and 2.2 million shares under the share repurchase program for a total cost of $124.5 million and $147.0 million, respectively. As of June 27, 2015, the Company had remaining authorization under the share repurchase program of $738.8 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first six months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Index

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 3, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on September 1, 2015 to stockholders of record as of the close of business on August 17, 2015.

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

Significant Contractual Obligations and Commercial Commitments

At June 27, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $13.3 million and the development of two mixing centers in Texas for approximately $3.0 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014.

At June 27, 2015, there were $57.4 million outstanding letters of credit under the Senior Credit Facility.

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

Index

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. On July 9, 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Condensed Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at June 27, 2015, December 27, 2014 and June 28, 2014) or LIBOR (0.19%, 0.17% and 0.15% at June 27, 2015, December 27, 2014 and June 28, 2014, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.40% at June 27, 2015 and 0.50% at both December 27, 2014 and June 28, 2014), adjusted quarterly based on our leverage ratio.  We are also required to pay quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.08% at June 27, 2015 and 0.10% at both December 27, 2014 and June 28, 2014), adjusted quarterly based on our leverage ratio.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 27, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 27, 2015, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2015 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 29, 2015 – April 25, 2015	94,300		$86.62	94,300	$807,236,663
April 26, 2015 – May 23, 2015	615,006	(a)	86.98	614,800	753,773,370
May 24, 2015 – June 27, 2015	166,800		89.65	166,800	738,821,721
Total	876,106		$87.45	875,900	$738,821,721

(a) The total number of shares purchased and average price paid per share include 206 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2015, filed with the Securities and Exchange Commission on August 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 27, 2015, December 27, 2014 and June 28, 2014, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 27, 2015 and June 28, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 27, 2015 and June 28, 2014, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 5, 2015	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)