Form 10-Q
period 2015-09-26
TRACTOR SUPPLY CO /DE/
filed 2015-11-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 24, 2015
Common Stock, $.008 par value	134,333,917

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 26, 2015	December 27, 2014	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,352	$51,134	$47,510
Inventories	1,414,562	1,115,450	1,295,824
Prepaid expenses and other current assets	64,822	66,444	49,936
Deferred income taxes	42,628	40,962	33,317
Total current assets	1,573,364	1,273,990	1,426,587
Property and equipment:
Land	86,197	79,571	73,424
Buildings and improvements	750,170	698,462	684,700
Furniture, fixtures and equipment	489,088	453,692	440,314
Computer software and hardware	172,443	154,818	158,480
Construction in progress	85,531	30,803	25,015
	1,583,429	1,417,346	1,381,933
Accumulated depreciation and amortization	(774,772)	(696,346)	(675,132)
Property and equipment, net	808,657	721,000	706,801

Goodwill	10,258	10,258	10,258
Deferred income taxes	29,915	8,782	24,929
Other assets	18,392	20,541	20,123
Total assets	$2,440,586	$2,034,571	$2,188,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527,143	$370,823	$483,042
Accrued employee compensation	27,449	37,056	19,530
Other accrued expenses	192,335	182,565	154,631
Current portion of capital lease obligations	540	213	125
Income taxes payable	18,255	12,436	19,014
Total current liabilities	765,722	603,093	676,342

Revolving credit loan	190,000	—	150,000
Capital lease obligations, less current maturities	10,746	4,957	3,048
Deferred rent	82,905	79,807	78,356
Other long-term liabilities	53,953	53,153	50,745
Total liabilities	1,103,326	741,010	958,491
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at September 26, 2015, December 27, 2014 and September 27, 2014; 168,830, 167,716 and 167,082 shares issued; 134,645, 136,382 and 136,615 shares outstanding at September 26, 2015, December 27, 2014 and September 27, 2014, respectively	1,351	1,342	1,337
Additional paid-in capital	576,175	510,997	483,804
Treasury stock – at cost, 34,185, 31,334 and 30,467 shares at September 26, 2015, December 27, 2014 and September 27, 2014, respectively	(1,381,041)	(1,137,085)	(1,082,970)
Retained earnings	2,140,775	1,918,307	1,828,036
Total stockholders’ equity	1,337,260	1,293,561	1,230,207
Total liabilities and stockholders’ equity	$2,440,586	$2,034,571	$2,188,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net sales	$1,475,645	$1,359,950	$4,579,897	$4,127,461
Cost of merchandise sold	963,397	895,881	2,997,724	2,716,641
Gross profit	512,248	464,069	1,582,173	1,410,820
Selling, general and administrative expenses	342,891	312,669	1,014,209	914,528
Depreciation and amortization	30,149	29,387	90,744	84,521
Operating income	139,208	122,013	477,220	411,771
Interest expense, net	782	505	2,480	1,267
Income before income taxes	138,426	121,508	474,740	410,504
Income tax expense	51,114	44,905	176,057	151,681
Net income	$87,312	$76,603	$298,683	$258,823

Net income per share – basic	$0.64	$0.56	$2.20	$1.87
Net income per share – diluted	$0.64	$0.55	$2.18	$1.85

Weighted average shares outstanding:
Basic	135,525	137,367	135,997	138,293
Diluted	136,741	138,863	137,292	140,002

Dividends declared per common share outstanding	$0.20	$0.16	$0.56	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$298,683	$258,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,744	84,521
Loss on disposition of property and equipment	115	249
Share-based compensation expense	14,837	12,114
Excess tax benefit of stock options exercised	(16,994)	(7,333)
Deferred income taxes	(22,799)	(28,316)
Change in assets and liabilities:
Inventories	(299,112)	(316,516)
Prepaid expenses and other current assets	1,622	7,423
Accounts payable	156,320	166,555
Accrued employee compensation	(9,607)	(31,043)
Other accrued expenses	882	(379)
Income taxes payable	22,813	16,923
Other	5,950	4,543
Net cash provided by operating activities	243,454	167,564
Cash flows from investing activities:
Capital expenditures	(163,468)	(125,425)
Proceeds from sale of property and equipment	371	309
Net cash used in investing activities	(163,097)	(125,116)
Cash flows from financing activities:
Borrowings under revolving credit agreement	525,000	260,000
Repayments under revolving credit agreement	(335,000)	(110,000)
Excess tax benefit of stock options exercised	16,994	7,333
Principal payments under capital lease obligations	(318)	(57)
Repurchase of shares to satisfy tax obligations	(2,998)	(4,766)
Repurchase of common stock	(243,956)	(244,382)
Net proceeds from issuance of common stock	36,354	16,461
Cash dividends paid to stockholders	(76,215)	(62,270)
Net cash used in financing activities	(80,139)	(137,681)
Net change in cash and cash equivalents	218	(95,233)
Cash and cash equivalents at beginning of period	51,134	142,743
Cash and cash equivalents at end of period	$51,352	$47,510
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,694	$546
Income taxes	175,485	162,073
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$6,434	$1,988
Non-cash accruals for construction in progress	23,731	7,654
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

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At September 26, 2015, the Company operated a total of 1,465 retail stores in 49 states and also offered a number of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $190.0 million in borrowings under the Senior Credit Facility (as defined in Note 5) at September 26, 2015, no borrowings at December 27, 2014, and $150.0 million at September 27, 2014. Based on current market interest rates, the carrying value of our borrowings under the Senior Credit Facility approximates fair value.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 26, 2015.

For the third quarters of fiscal 2015 and 2014, share-based compensation expense was $5.0 million and $4.0 million, respectively and $14.8 million and $12.1 million for the first nine months of fiscal 2015 and 2014, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first nine months of fiscal 2015 and 2014:

	Fiscal nine months ended
	September 26, 2015	September 27, 2014
Stock options granted	1,049,291	1,142,719
Weighted average exercise price	$83.44	$63.88
Weighted average fair value per option	$19.47	$15.32

As of September 26, 2015, total unrecognized compensation expense related to non-vested stock options was approximately $24.1 million with a remaining weighted average expense recognition period of 1.4 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first nine months of fiscal 2015 and 2014:

	Fiscal nine months ended
	September 26, 2015	September 27, 2014
Restricted stock units granted	53,228	57,452
Weighted average fair value per share	$84.46	$64.51

As of September 26, 2015, total unrecognized compensation expense related to non-vested restricted stock units was approximately $7.4 million with a remaining weighted average expense recognition period of 2.3 years.

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

	Fiscal three months ended September 26, 2015			Fiscal three months ended September 27, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$87,312	135,525	$0.64	$76,603	137,367	$0.56
Dilutive stock options and restricted stock units outstanding	—	1,216	—	—	1,496	(0.01)
Diluted net income per share:	$87,312	136,741	$0.64	$76,603	138,863	$0.55

	Fiscal nine months ended September 26, 2015			Fiscal nine months ended September 27, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$298,683	135,997	$2.20	$258,823	138,293	$1.87
Dilutive stock options and restricted stock units outstanding	—	1,295	(0.02)	—	1,709	(0.02)
Diluted net income per share:	$298,683	137,292	$2.18	$258,823	140,002	$1.85

Index

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.7 million and 1.4 million shares for the three months ended September 26, 2015 and September 27, 2014, respectively, and 0.9 million and 1.1 million shares for the nine months ended September 26, 2015 and September 27, 2014, respectively.

Note 5 – Senior Credit Facility:

The Company has entered into a Credit Agreement, dated as of October 24, 2011, as amended on May 16, 2014, with certain lenders and Bank of America, N.A., as administrative agent for the lenders (the “Senior Credit Facility”). The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters. Under the Senior Credit Facility, the Company had $190.0 million outstanding at September 26, 2015, no outstanding borrowings at December 27, 2014, and $150.0 million outstanding at September 27, 2014. There were $42.8 million, $40.7 million, and $41.1 million outstanding letters of credit under the Senior Credit Facility as of September 26, 2015, December 27, 2014, and September 27, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at September 26, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.19% at September 26, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 26, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 26, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 26, 2015, the Company was in compliance with all debt covenants.

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

The Company repurchased 1.4 million and 1.6 million shares of common stock under the share repurchase program for a total cost of $119.4 million and $97.4 million during the third quarters of fiscal 2015 and fiscal 2014, respectively. During the first nine months of 2015 and 2014, the Company repurchased 2.9 million and 3.8 million shares under the share repurchase program for a total cost of $244.0 million and $244.4 million, respectively. As of September 26, 2015, the Company had remaining authorization under the share repurchase program of $619.4 million, exclusive of any fees, commissions, or other expenses.

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

Dividends

During the first nine months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

Index

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On November 2, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on December 1, 2015 to stockholders of record as of the close of business on November 16, 2015.

Note 8 – Income Taxes:

The Company’s effective income tax rate decreased to 36.9% in the third quarter of fiscal 2015 compared to 37.0% for the third quarter of fiscal 2014. For the first nine months of fiscal 2015, our effective income tax rate increased to 37.1% compared to 36.9% for the first nine months of fiscal 2014. The increase in the effective income tax rate was due principally to the availability of state tax incentives in the prior year.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 26, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $6.3 million.

Letters of Credit

At September 26, 2015, there were $42.8 million outstanding letters of credit under the Senior Credit Facility.

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

The engines were purchased by the Company pursuant to agreements with the vendors under which the vendors represented that their products complied with all the applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products. The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations. As a result of this process, the Company and its vendors provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues related to products purchased from one vendor. The vendor of these products and the Company engaged in settlement discussions with the DOJ and EPA that resulted in the execution by the Company of a settlement agreement.

The settlement agreement requires the Company to pay a civil penalty, most of which will be indemnified by the vendor. In addition, the Company will implement a formal compliance program designed to ensure all small engine products purchased by the Company for resale comply with the Clean Air Act. The Company also will sponsor an emissions offset program that will result in the replacement of 22 older wood-burning stoves with EPA certified stoves. The settlement amount did not differ materially from the amount accrued. The cost of the settlement and the compliance and emission offset program will not have a material effect on our financial condition, results of operations or cash flows. The settlement agreement and other documents relating to the matter were filed on September 30, 2015 with the U.S. District Court in Washington, D.C. The settlement is subject to approval by the court.

The Company is also involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its financial condition, results of operations or cash flows.

Index

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three and nine months ended September 26, 2015 and September 27, 2014:

	Fiscal three months ended		Fiscal nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Product Category:
Livestock and Pet	46%	45%	45%	45%
Hardware, Tools and Truck	23	23	22	22
Seasonal, Gift and Toy Products	19	19	21	20
Clothing and Footwear	6	7	7	7
Agriculture	6	6	5	6
Total	100%	100%	100%	100%

Note 11 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”). This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 26, 2015 and September 27, 2014
Net sales increased 8.5% to $1.48 billion for the third quarter of fiscal 2015 from $1.36 billion for the third quarter of fiscal 2014. Comparable store sales for the third quarter of fiscal 2015 were $1.40 billion, a 2.9% increase over the third quarter of fiscal 2014. Comparable store sales increased 5.6% for the third quarter of fiscal 2014.

Comparable store transaction count increased 3.8% and average ticket decreased 0.9%. The comparable store sales increase from the prior year’s third quarter was driven by strong performance in consumable, usable and edible (“C.U.E.”) products, principally in the pet and animal categories, and increased sales in certain spring and summer categories such as trailers and fencing. The strong sales results in these categories were partially offset by softness in our fall seasonal sales cycle later in the quarter due to warmer weather in the north.

In addition to comparable store sales growth in the third quarter of fiscal 2015, sales from stores opened less than one year were $78.2 million in the third quarter of fiscal 2015, which represented 5.7 percentage points of the 8.5% increase over third quarter fiscal 2014 net sales. For the third quarter of fiscal 2014, sales from stores opened less than one year were $85.7 million, which represented 7.1 percentage points of the 12.6% increase over third quarter fiscal 2013 net sales.

The following chart summarizes our store growth for the fiscal three months ended September 26, 2015 and September 27, 2014:

	Fiscal three months ended
	September 26, 2015	September 27, 2014
Store Count, Beginning of Period	1,438	1,331
New Stores Opened	30	30
Stores Closed	(3)	—
Store Count, End of Period	1,465	1,361

Stores Relocated	1	—

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 26, 2015 and September 27, 2014:

	Fiscal three months ended
	September 26, 2015	September 27, 2014
Product Category:
Livestock and Pet	46%	45%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	19	19
Clothing and Footwear	6	7
Agriculture	6	6
Total	100%	100%

Index

Gross profit increased 10.4% to $512.2 million for the third quarter of fiscal 2015 from $464.1 million in the third quarter of fiscal 2014. As a percent of sales, gross margin increased 60 basis points to 34.7% from 34.1% in the prior year. The increase in gross margin resulted from strong price and markdown management, as well as lower fuel costs, which more than offset the stem mile increase from our western store expansion.

As a percent of sales, selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased to 25.3% in the third quarter of fiscal 2015 from 25.2% in the third quarter of fiscal 2014. This increase was mainly related to deleverage in rent and other occupancy costs at the stores and incremental costs associated with our two new mixing centers and our new distribution facility in Casa Grande, Arizona. Total SG&A expenses increased 9.1% to $373.0 million from $342.1 million in the third quarter of fiscal 2014. This increase is due primarily to new store growth.

The effective income tax rate decreased to 36.9% in the third quarter of fiscal 2015 compared to 37.0% for the third quarter of fiscal 2014. The Company expects the full fiscal year 2015 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2015 increased 14.0% to $87.3 million or $0.64 per diluted share, as compared to net income of $76.6 million, or $0.55 per diluted share, for the third quarter of fiscal 2014.

Fiscal Nine Months Ended September 26, 2015 and September 27, 2014
Net sales increased 11.0% to $4.58 billion for the first nine months of fiscal 2015 from $4.13 billion for the first nine months of fiscal 2014.  Comparable store sales for the first nine months of fiscal 2015 were $4.33 billion, a 4.7% increase over the first nine months of fiscal 2014. This compares to a 3.2% comparable store sales increase for the first nine months of fiscal 2014. For the first nine months of fiscal 2015, the comparable store sales increase was driven by growth in traffic counts and continued strong results in key C.U.E. products, principally animal-and pet-related merchandise. Seasonal and hardline categories such as riding lawn mowers, fencing, trailers and tools also performed well. Comparable store sales were unfavorably impacted by deflation.

In addition to comparable store sales growth in the first nine months of fiscal 2015, sales from stores opened less than one year were $262.6 million for the first nine months of fiscal 2015, which represented 6.4 percentage points of the 11.0% increase over the total first nine months fiscal 2014 net sales. Sales from stores opened less than one year were $259.4 million for the first nine months of fiscal 2014, which represented 6.9 percentage points of the 10.1% increase over total first nine months fiscal 2013 net sales.

The following chart summarizes our store growth for the fiscal nine months ended September 26, 2015 and September 27, 2014:

	Fiscal nine months ended
	September 26, 2015	September 27, 2014
Store Count, Beginning of Period	1,382	1,276
New Stores Opened	88	85
Stores Closed	(5)	—
Store Count, End of Period	1,465	1,361

Stores Relocated	4	1
The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 26, 2015 and September 27, 2014:

	Fiscal nine months ended
	September 26, 2015	September 27, 2014
Product Category:
Livestock and Pet	45%	45%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	21	20
Clothing and Footwear	7	7
Agriculture	5	6
Total	100%	100%

Index

Gross profit increased 12.1% to $1.58 billion for the first nine months of fiscal 2015 from $1.41 billion in the first nine months of fiscal 2014.  As a percent of sales, gross margin increased 30 basis points to 34.5% for the first nine months of fiscal 2015 compared to 34.2% for the comparable period in fiscal 2014. The increase in gross margin reflects solid retail price and markdown management along with the favorable impact of deflation. Transportation costs also had a favorable impact on gross margin as lower fuel costs more than offset the stem mile increase from our western store expansion.

As a percent of sales, SG&A expenses, including depreciation and amortization, improved 10 basis points to 24.1% in the first nine months of fiscal 2015 from 24.2% in the first nine months of fiscal 2014.  Higher year-over-year incentive compensation was offset by improved leverage of advertising costs, as well as certain other fixed operating costs, due to the strong comparable sales growth. Total SG&A expenses increased 10.6% to $1.10 billion from $999.0 million in the first nine months of fiscal 2014.  The increase in SG&A expense primarily reflects new store growth.

For the first nine months of fiscal 2015, the effective income tax rate increased slightly to 37.1% compared to 36.9% for the first nine months of fiscal 2014. The increase in the effective income tax rate was due principally to the availability of state tax incentives in the prior year. The Company expects the full year 2015 effective tax rate will be approximately 37.0%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2015 increased 15.4% to $298.7 million compared to $258.8 million in the first nine months of fiscal 2014.  Net income per diluted share for the first nine months of fiscal 2015 increased to $2.18 from $1.85 in the first nine months of fiscal 2014.

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

Working Capital

At September 26, 2015, the Company had working capital of $807.7 million, which increased $136.8 million from December 27, 2014 and increased $57.4 million from September 27, 2014.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 26, 2015	December 27, 2014	Variance	September 27, 2014	Variance
Current assets:
Cash and cash equivalents	$51.4	$51.1	$0.3	$47.5	$3.9
Inventories	1,414.6	1,115.5	299.1	1,295.8	118.8
Prepaid expenses and other current assets	64.8	66.4	(1.6)	50.0	14.8
Deferred income taxes	42.6	41.0	1.6	33.3	9.3
	1,573.4	1,274.0	299.4	1,426.6	146.8
Current liabilities:
Accounts payable	527.1	370.8	156.3	483.0	44.1
Accrued employee compensation	27.5	37.1	(9.6)	19.5	8.0
Other accrued expenses	192.3	182.6	9.7	154.7	37.6
Current portion of capital lease obligation	0.5	0.2	0.3	0.1	0.4
Income taxes payable	18.3	12.4	5.9	19.0	(0.7)
	765.7	603.1	162.6	676.3	89.4
Working capital	$807.7	$670.9	$136.8	$750.3	$57.4

Index

In comparison to December 27, 2014, working capital as of September 26, 2015 was impacted most significantly by changes in our inventories and accounts payable.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth and from an increase in average store inventory due to normal seasonal patterns.

In comparison to September 27, 2014, working capital as of September 26, 2015 was impacted most significantly by changes in our inventories, accounts payable and other accrued expenses.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth. Average inventory per store has increased 1.6% due principally to strategic purchases in key fall seasonal categories and in categories with strong year-to-date comparable sales performance.

•	The increase in other accrued expenses primarily relates to the timing of construction, incentive compensation and other accruals.

Operating Activities

Operating activities provided net cash of $243.5 million and $167.6 million in the first nine months of fiscal 2015 and fiscal 2014, respectively.  The $75.9 million increase in net cash provided by operating activities in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 26, 2015	September 27, 2014	Variance
Net income	$298.7	$258.8	$39.9
Depreciation and amortization	90.7	84.5	6.2
Share-based compensation expense	14.8	12.1	2.7
Excess tax benefit of stock options exercised	(17.0)	(7.3)	(9.7)
Deferred income taxes	(22.8)	(28.3)	5.5
Inventories and accounts payable	(142.8)	(150.0)	7.2
Prepaid expenses and other current assets	1.6	7.4	(5.8)
Accrued expenses	(8.7)	(31.4)	22.7
Income taxes payable	22.8	16.9	5.9
Other, net	6.2	4.9	1.3
Net cash provided by operating activities	$243.5	$167.6	$75.9

The $75.9 million increase in net cash provided by operating activities in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 resulted from incremental profitability as well as the net change in accrued expenses due principally to the timing of payments and an increase in accruals for incentive compensation.

Investing Activities

Investing activities used cash of $163.1 million and $125.1 million in the first nine months of fiscal 2015 and fiscal 2014, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first nine months of fiscal 2015 and fiscal 2014 were as follows (in millions):

	Fiscal nine months ended
	September 26, 2015	September 27, 2014
New and relocated stores and stores not yet opened	$66.9	$62.7
Distribution center capacity and improvements	61.3	1.6
Information technology	20.8	18.4
Existing stores	13.8	16.0
Corporate and other	0.7	26.7
Total capital expenditures	$163.5	$125.4

Index

The above table reflects 88 new stores in the first nine months of fiscal 2015, compared to 85 new stores during the first nine months of fiscal 2014. We expect to open approximately 114 new stores during fiscal 2015 compared to 107 new stores in fiscal 2014. The increase in spending on distribution center capacity and improvements in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 is primarily due to the construction of two mixing centers in Texas and our new southwest distribution center in Casa Grande, Arizona. The mixing centers opened during the third quarter while the distribution center in Casa Grande, Arizona began receiving product in October 2015 and will begin shipping to our stores in late 2015. The decrease in spending on corporate and other in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 relates to the construction of our new Store Support Center in Brentwood, Tennessee, which opened in fiscal 2014.

Financing Activities

Financing activities used cash of $80.1 million and $137.7 million in the first nine months of fiscal 2015 and fiscal 2014, respectively. The $57.6 million change in net cash used in financing activities in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 is due to changes in the following financing activities (in millions):

	Fiscal nine months ended
	September 26, 2015	September 27, 2014	Variance
Borrowings and repayments under revolving credit agreement	$190.0	$150.0	$40.0
Excess tax benefit of stock options exercised	17.0	7.3	9.7
Repurchase of common stock	(244.0)	(244.4)	0.4
Net proceeds from issuance of common stock	36.4	16.5	19.9
Cash dividends paid to stockholders	(76.2)	(62.3)	(13.9)
Other, net	(3.3)	(4.8)	1.5
Net cash used in financing activities	$(80.1)	$(137.7)	$57.6

The $57.6 million change in net cash used in financing activities in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 is due to an increase in borrowings under our Senior Credit Facility and an increase in proceeds from the issuance of common stock in connection with stock option exercises, partially offset by an increase in dividends.

Senior Credit Facility

The Senior Credit Facility provides for borrowings up to $400 million (with a sublimit of $30 million for swingline loans). This agreement is unsecured and matures in October 2016, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases and other matters.  Under the Senior Credit Facility, the Company had $190.0 million outstanding at September 26, 2015, no outstanding borrowings at December 27, 2014, and $150.0 million outstanding at September 27, 2014. There were $42.8 million, $40.7 million and $41.1 million outstanding letters of credit under the Senior Credit Facility as of September 26, 2015, December 27, 2014 and September 27, 2014, respectively. Borrowings bear interest at either the bank’s base rate (3.25% at September 26, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.19% at September 26, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 26, 2015), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 26, 2015), adjusted quarterly based on the Company’s leverage ratio.  The agreement requires quarterly compliance with respect to fixed charge coverage and leverage ratios.  As of September 26, 2015, the Company was in compliance with all debt covenants.

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

Index

availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 1.4 million and 1.6 million shares of common stock under the share repurchase program for a total cost of $119.4 million and $97.4 million during the third quarters of fiscal 2015 and fiscal 2014, respectively. During the first nine months of 2015 and 2014, the Company repurchased 2.9 million and 3.8 million shares under the share repurchase program for a total cost of $244.0 million and $244.4 million, respectively. As of September 26, 2015, the Company had remaining authorization under the share repurchase program of $619.4 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first nine months of fiscal 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On November 2, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on December 1, 2015 to stockholders of record as of the close of business on November 16, 2015.

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

Significant Contractual Obligations and Commercial Commitments

At September 26, 2015, the Company had contractual commitments related to the construction of its new distribution center in Casa Grande, Arizona of approximately $6.3 million.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014.

At September 26, 2015, there were $42.8 million outstanding letters of credit under the Senior Credit Facility.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

Index

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory”. This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may be exposed to changes in interest rates primarily from the Senior Credit Facility. The Senior Credit Facility bears interest at either the bank’s base rate (3.25% at September 26, 2015, December 27, 2014 and September 27, 2014) or LIBOR (0.19%, 0.17% and 0.15% at September 26, 2015, December 27, 2014 and September 27, 2014, respectively) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at September 26, 2015, December 27, 2014 and September 27, 2014), adjusted quarterly based on our leverage ratio.  We are also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at September 26, 2015, December 27, 2014 and September 27, 2014), adjusted quarterly based on our leverage ratio.  See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included herein for further discussion regarding the Senior Credit Facility.

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

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 26, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 26, 2015, our disclosure controls and procedures were effective.

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

The engines were purchased by the Company pursuant to agreements with the vendors under which the vendors represented that their products complied with all the applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products. The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations. As a result of this process, the Company and its vendors provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues related to products purchased from one vendor. The vendor of these products and the Company engaged in settlement discussions with the DOJ and EPA that resulted in the execution by the Company of a settlement agreement.

The settlement agreement requires the Company to pay a civil penalty, most of which will be indemnified by the vendor. In addition, the Company will implement a formal compliance program designed to ensure all small engine products purchased by the Company for resale comply with the Clean Air Act. The Company also will sponsor an emissions offset program that will result in the replacement of 22 older wood-burning stoves with EPA certified stoves. The settlement amount did not differ materially from the amount accrued. The cost of the settlement and the compliance and emission offset program will not have a material effect on our financial condition, results of operations or cash flows. The settlement agreement and other documents relating to the matter were filed on September 30, 2015 with the U.S. District Court in Washington, D.C. The settlement is subject to approval by the court.

The Company is also involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2015 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 28, 2015 – July 25, 2015	119,196	(a)	$90.26	97,000	$729,965,456
July 26, 2015 – August 22, 2015	254,400		91.79	254,400	706,617,024
August 23, 2015 – September 26, 2015	1,027,300		84.89	1,027,300	619,426,366
Total	1,400,896		$86.60	1,378,700	$619,426,366

(a) The total number of shares purchased and average price paid per share include 22,196 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2015, filed with the Securities and Exchange Commission on November 5, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 26, 2015, December 27, 2014 and September 27, 2014, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 26, 2015 and September 27, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 26, 2015 and September 27, 2014, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 5, 2015	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)