Form 10-K
period 2015-12-26
TRACTOR SUPPLY CO /DE/
filed 2016-02-23
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 26, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.9 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 23, 2016
Common Stock, $.008 par value	133,740,424
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

Tractor Supply Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 26, 2015, we operated 1,488 retail stores in 49 states. Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space along with additional outside selling space.  We use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space.

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

Customer Service
We are committed to providing our customers reliable product availability and a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs in addition to the specialty items needed to complete their rural lifestyle projects.  We also engage with our customers through an e-commerce website (TractorSupply.com), which provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  Additionally, we maintain a customer solutions center at our Store Support Center located in Brentwood, Tennessee to support our in-store and online customers as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty and repeat shopping.

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

Store Personnel and Training
We seek to hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

Index

•	a thorough on-boarding process to prepare new team members for their new role;

•	new store opening training that prepares new store managers to open stores to Company standards;

•	a management training program which covers all aspects of our store operations, delivering superior service and managing the team member experience;

•	structured training on customer service and selling skills;

•	online product knowledge training produced in conjunction with key vendors;

•	leadership development programs that prepare leaders to expand their current contributions; and

•	an annual store manager meeting with vendor product presentations.

Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is sent to stores weekly to ensure quality and uniformity among the stores.  Informative signs are located throughout each store to assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Our store layouts and visual displays afford our customers a feeling of familiarity and enhance the shopping experience. Also, all of our store team members wear highly visible red vests, aprons or smocks with nametags, and our customer service and checkout counters are conveniently located.

Merchandising and Purchasing
We offer an extensive assortment of products for those seeking to enjoy the Out Here lifestyle, as well as tradesmen and small businesses.  Our broad product assortment and physical store size are tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with an average of 16,000 to 20,000 products per store.  No one product accounted for more than 10% of our sales during 2015. We offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2015, 2014 and 2013:

	Percent of Sales
Product Category:	2015	2014	2013
Livestock and Pet	44%	44%	43%
Hardware, Tools, Truck and Towing	23	22	23
Seasonal, Gift and Toy Products	20	20	20
Clothing and Footwear	8	9	9
Agriculture	5	5	5
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, edible (“C.U.E.”) products.  Examples of C.U.E product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as heating, pest control and twine.

Index

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a group of approximately 800 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2015.  Approximately 300 core vendors accounted for 90% of our purchases during fiscal 2015.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

Our buying teams focus on merchandise procurement, vendor line reviews and testing of new products and programs.  We also employ a dedicated inventory management team that focuses exclusively on all forecasting and replenishment functions, and a committed merchandise planning team that concentrates on assortment planning.  Through the combined efforts of these teams, we continue to focus on improving our overall inventory productivity and in-stock position.

Intellectual Property
Our subsidiary, Tractor Supply Co. of Texas, LP (“TSCT”), owns registrations with the United States Patent and Trademark Office (“USPTO”) for various service marks including TSC®, Tractor Supply Co.®, TSC Tractor Supply Co.® and the trapezium design for retail store services. We consider these service marks, and the accompanying goodwill and name recognition, to be valuable assets of our business. TSCT also owns several other service marks for retail services, some of which have been registered with the USPTO and some of which are the subject of applications for registration pending before the USPTO.

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

Our exclusive brands represented approximately 31% of our total sales in fiscal 2015, 2014 and 2013. Our exclusive brands include:

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
bedding)

The exclusive brands identified above have been registered as trademarks with the USPTO for certain products and are the subject of applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and renew the registrations in a timely manner, the registrations are potentially perpetual in duration.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution
We currently operate a distribution network for supplying stores with merchandise, and in fiscal 2015 our stores received approximately 70% of merchandise through this network while the remaining merchandise shipped directly to the stores from our vendors. We believe this flow facilitates the prompt and efficient distribution of merchandise to our stores in order to enhance in-stocks, minimize freight costs and improve the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas, and Washington represent total distribution capacity of 5.0 million square feet.

Index

In 2015, we completed construction of a new distribution center in Casa Grande, Arizona, with a capacity of approximately 650,000 square feet. This facility, which began shipping merchandise to stores in December 2015, will support our western store expansion. Also in 2015, we completed construction of two smaller cross-dock facilities (“mixing centers”) in Texas to handle certain high-volume bulk products.

We continue to improve the technology in our distribution facilities, and currently eight of our ten facilities utilize a warehouse management system that provides for improved movement of inventory.  We will continue to refine this system and expect that it will be implemented in additional locations.

We select the locations of our distribution facilities in an effort to minimize logistics costs and optimize the distance from distribution facilities to our stores. We manage our inbound and outbound transportation activity in-house through the use of a web-based transportation management system.  We utilize several common carriers for store deliveries and manage our transportation costs through carrier negotiations, the monitoring of transportation routes, and the scheduling of deliveries.

Marketing
We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail and email and digital offerings.  Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, and point-of-purchase materials for customer education and product knowledge for our team members.

Omni-Channel
We communicate with our customers across multiple touch points including our stores, e-commerce website (TractorSupply.com), email and direct mail.  Our goal is to be available when and how our customers choose to engage with our brand.  Connecting with consumers online provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  We give our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices.  We believe this capability further enhances customer service and extends our market to areas where our retail stores are not currently located. We maintain a fulfillment center within our Franklin, Kentucky distribution center to support our e-commerce activities. Additionally in 2015, we continued to invest in our omni-channel platform and expanded capabilities related to fulfillment options, product information and site research. We also introduced responsive web design that provided an enhanced mobile and tablet experience, improved the site response time and added additional product offerings for vendor direct to customer shipments.

HomeTown Pet
We opened two HomeTown Pet stores in fiscal 2014. HomeTown Pet is a new pet supply store that provides high-quality products, knowledge and service to pet owners. The stores offer products for a wide variety of pets and animals, including cats, dogs, birds, reptiles and fish, as well as grooming and vet services. We are a ‘test-and-learn’ company, and we believe these stores will help us gain better insight into the pet and animal supply category and provide valuable information that can help us better understand the unique needs of our pet customers.

Management and Team Members
As of December 26, 2015, we employed approximately 12,000 full-time and 11,000 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

At the end of fiscal 2015, our store operations were organized into nine regions.  Each region is led by a regional director or vice president, and the region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of various bonus incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased at our stores.

Index

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

Management Information and Control Systems
We have invested considerable resources in our management information and control systems to support superior customer service, manage the purchase and distribution of our merchandise, improve our operating efficiencies and support online operations. Our key management information and control systems include a point-of-sale system, an e-commerce platform, a supply chain management and replenishment system, a warehouse management system, a price optimization system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system.  This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance.  We plan to continue to invest in information technology and implement efficiency-driving system enhancements.  We continue to strengthen the security of our information systems and invest in technology to support store, distribution facility and omni-channel expansion.  These efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, and enabling the continued growth and success of our business.

Growth Strategy

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via omni-channel enhancements, tying together our website product content, social media and online shopping experience, and (6) expand through selective acquisitions, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 11.3%. We plan to open approximately 115 to 120 new stores in 2016, a selling square footage increase of approximately 8.0%.  We opened 114 new stores in 2015 and 107 new stores in 2014, which represents selling square footage increases of approximately 8.0% during fiscal 2015 and 8.3% during fiscal 2014.

At December 26, 2015, we operated 1,488 retail stores in 49 states.  Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified over 1,000 additional markets for new Tractor Supply stores.  Approximately 58% of our stores are in freestanding buildings and 42% are located in strip shopping centers.  We lease approximately 93% of our stores and own the remaining 7%.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, price and quality of merchandise, in-stock consistency, merchandise assortment and presentation, and customer service. We compete with general

Index

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

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, high efficiency lighting and heating/air conditioning systems in our stores, and recycling programs in our stores, distribution facilities and the Store Support Center.  Our Store Support Center, opened in 2014, and our new distribution center in Casa Grande, Arizona, opened in 2015, were each awarded LEED (Leadership in Energy and Environmental Design) Silver certification for environmentally sustainable design, construction and operation.  We also installed solar arrays at the Store Support Center in Brentwood, Tennessee and our store in Hendersonville, Tennessee.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2016.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	President and Chief Executive Officer and Director	60
Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer	59
Steve K. Barbarick	Executive Vice President – Chief Merchandising Officer	48
Benjamin F. Parrish, Jr.	Executive Vice President – General Counsel and Corporate Secretary	59
Chad M. Frazell	Senior Vice President – Human Resources	43
Robert D. Mills	Senior Vice President – Chief Information Officer	43

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

Index

Anthony F. Crudele has served as Executive Vice President – Chief Financial Officer and Treasurer since January 2007, after having served as Senior Vice President – Chief Financial Officer and Treasurer of the Company since November 2005.  Mr. Crudele previously served as Chief Financial Officer at Gibson Guitar from August 2003 to September 2005 and as Chief Financial Officer of Xcelerate Corp. from January 2000 to January 2003. He held roles at The Sports Authority from 1989 through 1999 (serving as Chief Financial Officer from 1996 through 1999).

Steve K. Barbarick has served as Executive Vice President – Chief Merchandising Officer for the Company since September 2012 and prior to that time served as Senior Vice President – Merchandising since February 2011. Mr. Barbarick previously served as Vice President – Merchandising since June 2009, after having served as Vice President and Divisional Merchandise Manager since 2003.

Benjamin F. Parrish, Jr. has served as Executive Vice President – General Counsel and Corporate Secretary of the Company since February 2015, after having served as Senior Vice President – General Counsel and Corporate Secretary of the Company since October 2010.  Mr. Parrish previously served as Executive Vice President and General Counsel of MV Transportation, Inc. from September 2008 until he joined the Company.  He served as Senior Vice President and General Counsel of Central Parking Corporation from 1998 to 2008.

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

Index

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
We experience fluctuations in our comparable store sales, defined as sales in stores which have been open for at least twelve months.  Various factors affect comparable store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other retailers, current economic conditions, customer satisfaction with our products, the timing of promotional events, the release of new merchandise, the success of marketing programs and weather conditions.  These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.  Past comparable store sales are not necessarily an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

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
The construction or acquisition of new stores, store support center facilities, distribution facilities or other facilities, the remodeling and renovation of existing facilities and investments in information technology require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our credit facility

Index

(as discussed in Note 3 to the Consolidated Financial Statements) is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it difficult for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending practices could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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

As we execute this expansion strategy, we may also experience managerial or operational challenges which may prevent any expected increase in sales, profitability or cash flow. Our ability to manage our planned expansion depends on the adequacy of our existing information systems, the efficiency and expansion of our distribution systems, the adequacy of the hiring and training process for new personnel (especially store managers), the effectiveness of our controls and procedures, and the ability to identify customer demand and build market awareness in different geographic areas. There can be no assurance that we will be able to achieve our planned expansion, that the new stores will be effectively integrated into our existing operations or that such stores will be profitable.

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
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet our expectations and, therefore, adversely affect our financial performance.

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

Index

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

Index

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
We depend on management information systems for many aspects of our business.  We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if we experienced a disruption or data loss relating to our management information systems and are unable to recover timely. We could also be adversely impacted if we are unable to improve, upgrade, maintain and expand our management information systems, particularly in light of the contemplated continued store growth.

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
We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays (including delays due to weather, fuel shortages or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate product for sale, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We maintain a network of distribution facilities and have plans to build new facilities to support our growth objectives. Delays in opening distribution facilities could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling,

Index

engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

We continue to make significant technology investments in our supply chain. These initiatives are designed to streamline our distribution process so that we can optimize the delivery of goods and services to our stores and distribution facilities in a timely manner and at a reasonable cost. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

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
We are subject to numerous federal, state, local and foreign laws and governmental regulations including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

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

Index

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

At December 26, 2015, the Company operated 1,488 stores in 49 states.  The Company leases approximately 93% of its stores, two distribution sites and its Merchandising Innovation Center (planogram) located in Nashville, Tennessee.  Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to Company operations.

The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	165	Colorado	17
Ohio	87	New Mexico	17
Pennsylvania	81	Washington	17
Michigan	80	Kansas	16
New York	75	Massachusetts	16
Tennessee (a)	71	Wisconsin	16
North Carolina	67	Illinois	14
Georgia	58	New Jersey	13
Florida	55	Utah	13
Kentucky	53	Connecticut	12
Virginia	51	Nebraska	12
Alabama	47	North Dakota	11
Indiana	46	Minnesota	10
California	44	Iowa	7
Oklahoma	35	Vermont	7
South Carolina	33	South Dakota	6
Louisiana	30	Wyoming	6
Arizona	28	Delaware	4
Mississippi	25	Idaho	4
West Virginia	24	Montana	4
Arkansas	23	Oregon	3
Missouri	20	Rhode Island	3
New Hampshire	20	Hawaii	2
Maine	19	Nevada	2
Maryland	19
			1,488
(a) Includes the Company’s two HomeTown Pet stores.

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	422,000	Owned
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington	64,000	Leased
Longview, Texas (b)	63,000	Owned
(a) The leased facility in Hagerstown is treated as an extension of the existing owned Hagerstown location and is not considered a separate distribution center.
(b) This is a mixing center designed to process certain high-volume bulk products.

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

Item 3.        Legal Proceedings

The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant.

The products at issue were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all the applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company and its vendors provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues related to products purchased from one vendor.  The vendor of these products and the Company engaged in settlement discussions with the DOJ and EPA that resulted in the settlement of the matter. A consent decree reflecting the terms of the settlement was filed with the United States District Court in Washington, D.C. on September 30, 2015.

Under the settlement, the Company agreed to implement a formal compliance program for the small-engine products purchased by the Company for resale to its customers. The Company also agreed to pay a civil penalty, most of which was reimbursed by the vendor who sold the small-engine products at issue to the Company. In addition, the Company agreed to sponsor an emissions offset program that will result in the replacement of 22 older wood-burning stoves with EPA-certified wood-burning stoves. The settlement was approved by the court on January 19, 2016. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance and emission offset program will not have a material effect on our financial condition, results of operations or cash flows.

The Company is also involved in various litigation matters arising in the ordinary course of business.  The Company believes that any estimated loss related to such matters has been adequately provided in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2015		2014
	High	Low	High	Low
First Quarter	$90.49	$74.52	$78.17	$62.06
Second Quarter	$93.99	$83.70	$72.99	$59.75
Third Quarter	$96.28	$75.00	$67.84	$57.20
Fourth Quarter	$94.00	$80.06	$79.14	$55.95

As of January 29, 2016, the number of record holders of our common stock was 700 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 100,000.

Common Stock Dividends

During 2015 and 2014, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 2, 2015	$0.20	November 16, 2015	December 1, 2015
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

October 29, 2014	$0.16	November 17, 2014	December 2, 2014
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 3, 2016, our Board of Directors declared a quarterly cash dividend of $0.20 per share of the Company’s common stock.  The dividend will be paid on March 8, 2016, to stockholders of record as of the close of business on February 22, 2016.

Index

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. Additionally, the Company withholds shares from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2015 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	609,140	$80.51	596,200	$815,403,974
Second Quarter (a)	876,106	87.45	875,900	738,821,721
Third Quarter (a)	1,400,896	86.60	1,378,700	619,426,366

Fourth Quarter:
9/27/15 – 10/24/15	354,636	85.16	354,636	589,232,534
10/25/15 – 11/21/15	72,777	89.95	72,777	582,687,686
11/22/15 – 12/26/15	137,200	87.49	137,200	570,686,010
	564,613	86.34	564,613	570,686,010

As of December 26, 2015	3,450,755	$85.70	3,415,413	$570,686,010

(a)The total number of shares purchased and average price paid per share include shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements of 12,940 during the first quarter, 206 during the second quarter, and 22,196 during the third quarter.

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

The following graph compares the cumulative total stockholder return on our common stock from December 25, 2010 to December 26, 2015 (the Company’s fiscal year-end) with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 25, 2010 in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	12/25/2010	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015
Tractor Supply Company	$100.00	$144.94	$180.72	$312.15	$321.98	$354.01
S&P 500	$100.00	$100.07	$111.59	$146.52	$166.20	$163.99
S&P Retail Index	$100.00	$102.22	$124.95	$182.52	$200.64	$250.37

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2015	2014	2013	2012	2011
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Operating Results:
Net sales	$6,226,507	$5,711,715	$5,164,784	$4,664,120	$4,232,743
Gross profit	2,143,174	1,950,415	1,753,609	1,566,054	1,406,872
Selling, general and administrative expenses	1,369,097	1,246,308	1,138,934	1,040,287	973,822
Depreciation and amortization	123,569	114,635	100,025	88,975	80,347
Operating income	650,508	589,472	514,650	436,792	352,703
Interest expense, net	2,891	1,885	557	1,055	2,087
Income before income taxes	647,617	587,587	514,093	435,737	350,616
Income tax expense	237,222	216,702	185,859	159,280	127,876
Net income	$410,395	$370,885	$328,234	$276,457	$222,740
Net income per share – basic (b)	$3.03	$2.69	$2.35	$1.94	$1.55
Net income per share – diluted (b)	$3.00	$2.66	$2.32	$1.90	$1.51

Weighted average shares – diluted (b)	136,845	139,435	141,723	145,514	147,842
Dividends declared per common share outstanding	$0.76	$0.61	$0.49	$0.36	$0.22

Operating Data (percent of net sales):
Gross margin	34.4%	34.1%	34.0%	33.6%	33.2%
Selling, general and administrative expenses	22.0%	21.8%	22.1%	22.3%	23.0%
Operating income	10.4%	10.3%	10.0%	9.4%	8.3%
Net income	6.6%	6.5%	6.4%	6.0%	5.3%
Store, Sales and Other Data:
Stores open at end of year	1,488	1,382	1,276	1,176	1,085
Comparable store sales increase (c)	3.1%	3.8%	4.8%	5.3%	8.2%
New store sales (as a % of net sales) (d)	5.6%	6.2%	5.4%	5.9%	5.6%
Average transaction value	$44.87	$44.84	$44.48	$44.40	$43.33
Comparable store average transaction value (decrease) increase (c)	(0.2)%	0.6%	0.0%	2.0%	3.1%
Comparable store average transaction count increase (c)	3.3%	3.2%	4.7%	3.0%	5.0%
Total selling square footage (000’s)	23,938	22,176	20,470	18,893	17,506
Total team members	23,000	21,100	19,200	17,300	16,400
Capital expenditures (000’s)	$236,496	$160,613	$218,200	$152,924	$166,156
Balance Sheet Data (at end of period):
Average inventory per store (e)	$820.1	$752.7	$723.5	$727.4	$723.4
Inventory turns	3.23	3.32	3.29	3.28	3.23
Working capital	$814,147	$670,897	$677,107	$569,547	$629,624
Total assets	$2,370,826	$2,034,571	$1,903,391	$1,706,808	$1,594,832
Long-term debt, less current portion (f)	$166,992	$4,957	$1,200	$1,242	$1,284
Stockholders’ equity	$1,393,294	$1,293,561	$1,246,894	$1,024,974	$1,008,290
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
(c) Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Beginning in fiscal 2015, stores closed during the year are removed from our comparable store metrics calculations. This change in the calculation methodology did not have a material impact on the comparable store metrics reported in prior periods presented due to the minimal number of stores closed in those periods. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations.
(d) New stores sales metrics are based on stores open for less than one year.
(e) Assumes average inventory cost, excluding inventory in-transit.
(f) Long-term debt includes amounts outstanding under the Company’s 2011 Senior Credit Facility and capital lease obligations, excluding the current portions.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 26, 2015 (our fiscal years 2015, 2014 and 2013). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

Overview

Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 26, 2015, we operated 1,488 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply and HomeTown Pet. We also operate a website under the name TractorSupply.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via omni-channel enhancements, tying together our website product content, social media and online shopping experience, and (6) expand through selective acquisitions, as such opportunities arise, to enhance penetration into new and existing markets to complement organic growth.

Over the past five years we have experienced considerable growth in stores, growing from 1,001 stores at the end of 2010 to 1,488 stores at the end of fiscal 2015, and in sales, with a compounded annual growth rate of approximately 11.3%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 1,000 additional opportunities for new Tractor Supply stores.

Executive Summary

We opened 114 new stores in 2015 and 107 new stores in 2014, a selling square footage increase of approximately 8.0% in fiscal 2015 and approximately 8.3% in fiscal 2014. During 2015, we opened stores in 33 states and completed construction of a new distribution center in Casa Grande, Arizona to support our continued expansion into the western states. Also in 2015, we completed construction of two smaller cross-dock facilities (“mixing centers”) in Texas to improve distribution of certain high-volume bulk products.

Net sales increased 9.0% to $6.23 billion in fiscal 2015 from $5.71 billion in fiscal 2014. Comparable store sales increased 3.1% in fiscal 2015 versus a 3.8% increase in fiscal 2014. Gross profit increased 9.9% to $2.14 billion in fiscal 2015 from $1.95 billion in fiscal 2014, and gross margin increased 30 basis points to 34.4% of sales in fiscal 2015 from 34.1% of sales in fiscal 2014. Operating income increased 10 basis points to 10.4% of net sales in fiscal 2015 from 10.3% of net sales in fiscal 2014. In fiscal 2015, diluted earnings per share grew 12.8%, to $3.00 compared to $2.66 in fiscal 2014.

We ended the year with $63.8 million in cash and outstanding debt of $150.0 million, after returning $395.8 million to our stockholders through stock repurchases and dividends.

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

A 10% change in our impairment reserve as of December 26, 2015, would have affected net income by approximately $0.4 million in fiscal 2015.

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

A 10% change in our shrinkage reserve as of December 26, 2015, would have affected net income by approximately $1.2 million in fiscal 2015.

Vendor Funding
We receive funding from substantially all of our significant merchandise vendors, in support of our business initiatives, through a variety of programs and arrangements, including vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”).  The amounts received are subject to terms of vendor agreements, most of which are “evergreen”, reflecting the on-going relationship with our significant merchandise vendors. Certain of our agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.

Vendor funding is initially deferred as a reduction of the purchase price of inventory and then recognized as a reduction of cost of merchandise as the related inventory is sold.

During interim periods, the amount of vendor support is estimated based upon initial commitments and anticipated purchase levels with applicable vendors.

The estimated purchase volume (and related vendor funding) is based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although we believe we can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could be different from previously estimated amounts.

Our allocation methodology contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding customer demand, purchasing activity, target thresholds, vendor attrition and collectability.

We have not made any material changes in the accounting methodology used to establish our vendor support reserves in the financial periods presented.

At the end of each fiscal year, a significant portion of the actual purchase activity is known.  Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor support.

We do not believe there is a significant collectability risk related to vendor support amounts due us at the end of fiscal 2015.

If a 10% reserve had been applied against our outstanding vendor support due as of December 26, 2015, net income would have been affected by approximately $1.7 million in fiscal 2015.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 26, 2015, net income would have been affected by approximately $6.6 million in fiscal 2015.

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

A 10% change in our self-insurance reserves as of December 26, 2015, would have affected net income by approximately $3.2 million in fiscal 2015.

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

A 10% change in our sales tax audit reserve as of December 26, 2015, would have affected net income by approximately $0.8 million in fiscal 2015.

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

A 10% change in our uncertain tax position reserve as of December 26, 2015 would have affected net income by approximately $0.2 million in fiscal 2015.

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

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2015 and 2014 are shown below (in thousands, except per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,331,352	$1,772,900	$1,475,645	$1,646,610	$6,226,507
Gross profit	444,605	625,320	512,248	561,001	2,143,174
Operating income	92,847	245,165	139,208	173,288	650,508
Net income	58,040	153,331	87,312	111,712	410,395

Net income per share:
Basic	$0.43	$1.13	$0.64	$0.83	$3.03
Diluted	$0.42	$1.12	$0.64	$0.82	$3.00

Comparable store sales increase (decrease) (a)	5.7%	5.6%	2.9%	(1.4)%	3.1%

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$1,183,680	$1,583,831	$1,359,950	$1,584,254	$5,711,715
Gross profit	396,219	550,532	464,069	539,595	1,950,415
Operating income	78,729	211,029	122,013	177,701	589,472
Net income	48,809	133,411	76,603	112,062	370,885

Net income per share:
Basic	$0.35	$0.96	$0.56	$0.82	$2.69
Diluted	$0.35	$0.95	$0.55	$0.81	$2.66

Comparable store sales increase (a)	2.2%	1.9%	5.6%	5.3%	3.8%
(a) Comparable store metrics are calculated using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Beginning in fiscal 2015, stores closed during the year are removed from our comparable store metrics calculations. This change in the calculation methodology did not have a material impact on the comparable store metrics reported in prior periods presented due to the minimal number of stores closed in those periods. Stores relocated during the periods being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	65.6	65.9	66.0
Gross margin (a)	34.4	34.1	34.0
Selling, general and administrative expenses(a)	22.0	21.8	22.1
Depreciation and amortization	2.0	2.0	1.9
Income before income taxes	10.4	10.3	10.0
Income tax provision	3.8	3.8	3.6
Net income	6.6%	6.5%	6.4%
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

Index

Fiscal 2015 Compared to Fiscal 2014

Net sales increased 9.0% to $6.23 billion in fiscal 2015 from $5.71 billion in fiscal 2014. Comparable store sales for fiscal 2015 were $5.89 billion, a 3.1% increase over fiscal 2014. This compares to a 3.8% comparable store sales increase in the prior year. The comparable store transaction count increased 3.3%, while comparable store average ticket decreased (0.2)% for fiscal 2015.

Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Beginning in fiscal 2015, stores closed during the year are removed from our comparable store metrics calculations. This change in the calculation methodology did not have a material impact on the comparable store metrics reported in prior periods due to the minimal number of stores closed in those periods. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations.

The comparable store sales increase was driven by an increase in traffic counts and the year-round strength of consumable, usable, edible ("C.U.E.") products, principally animal- and pet-related merchandise. Hardline products such as fencing, trailers and towing also performed well throughout the year. The full year sales performance was negatively impacted by fourth quarter weakness in the key cold weather seasonal categories of heating (stoves and fuel) and insulated outerwear along with softness in seasonal big ticket items such as snow blowers, log splitters and generators.

In addition to comparable store sales growth in fiscal 2015, sales from stores opened less than one year were $351.0 million in fiscal 2015, which represented 6.1 percentage points of the 9.0% increase over fiscal 2014 net sales. Sales from stores opened less than one year were $353.4 million in fiscal 2014, which represented 6.8 percentage points of the 10.6% increase over fiscal 2013 net sales.

The following chart summarizes our store growth during fiscal 2015 and 2014:

	2015	2014
Store Count, Beginning of Period	1,382	1,276
New Stores Opened	114	107
Stores Closed	(8)	(1)
Store Count, End of Period	1,488	1,382

Stores Relocated	6	2

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2015 and 2014:

	Percent of Sales
Product Category:	2015	2014
Livestock and Pet	44%	44%
Hardware, Tools, Truck and Towing	23	22
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	8	9
Agriculture	5	5
Total	100%	100%

Gross profit increased 9.9% to $2.14 billion in fiscal 2015 compared to $1.95 billion in fiscal 2014.  As a percent of sales, gross margin increased 30 basis points to 34.4% for fiscal 2015 compared to 34.1% for fiscal 2014.  This increase in gross margin principally reflects improved direct product margin. Direct product margin increased as a result of strong execution on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and retail price management.

As a percent of sales, SG&A expenses, including depreciation and amortization, increased 20 basis points to 24.0% in fiscal 2015 from 23.8% in fiscal 2014.  This increase in SG&A as a percent of sales was mainly related to deleverage in rent and other occupancy

Index

costs at the stores and incremental costs associated with our two new mixing centers and our new distribution facility in Casa Grande, Arizona. Total SG&A expenses, including depreciation and amortization, for fiscal 2015 increased 9.7% to $1.49 billion from $1.36 billion in fiscal 2014.  The increase in SG&A expenses primarily reflects new store growth and variable costs associated with our comparable store sales growth.

Our effective tax rate decreased to 36.6% for fiscal 2015 compared to 36.9% in fiscal 2014 predominantly as a result of the reversal of various reserves for uncertain tax positions.

As a result of the foregoing factors, net income for fiscal 2015 increased 10.7% to $410.4 million, or $3.00 per diluted share, as compared to net income of $370.9 million, or $2.66 per diluted share, in fiscal 2014.

During fiscal 2015, we repurchased approximately 3.4 million shares of the Company’s common stock at a total cost of $292.7 million as part of our $2 billion share repurchase program.  In fiscal 2014, we repurchased approximately 4.7 million shares at a total cost of $298.5 million.

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

The following chart summarizes our store growth during fiscal 2014 and 2013:

	2014	2013
Store Count, Beginning of Period	1,276	1,176
New Stores Opened (a)	107	102
Stores Closed	(1)	(2)
Store Count, End of Period	1,382	1,276

Stores Relocated	2	3
(a) Includes the Company’s two HomeTown Pet stores opened in fiscal 2014.

The following chart indicates the percentage of sales represented by each of our major product categories during fiscal 2014 and 2013:

	Percent of Sales
Product Category:	2014	2013
Livestock and Pet	44%	43%
Hardware, Tools, Truck and Towing	22	23
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	9	9
Agriculture	5	5
Total	100%	100%

Index

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

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution facilities capacity and improvements, information technology, inventory purchases, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, funds available under our credit facility (as discussed in Note 3 to the Consolidated Financial Statements), capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

Working Capital

At December 26, 2015, the Company had working capital of $814.1 million, which increased $143.2 million from December 27, 2014.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	2015	2014	Variance
Current assets:
Cash and cash equivalents	$63.8	$51.1	$12.7
Inventories	1,284.4	1,115.5	168.9
Prepaid expenses and other current assets	87.5	66.4	21.1
Income taxes receivable	3.7	—	3.7
Deferred income taxes	46.0	41.0	5.0
Total current assets	1,485.4	1,274.0	211.4
Current liabilities:
Accounts payable	427.2	370.8	56.4
Accrued employee compensation	42.7	37.1	5.6
Other accrued expenses	195.0	182.6	12.4
Current portion of capital lease obligation	0.9	0.2	0.7
Income taxes payable	5.5	12.4	(6.9)
Total current liabilities	671.3	603.1	68.2
Working capital	$814.1	$670.9	$143.2

Index

In comparison to December 27, 2014, working capital as of December 26, 2015 was impacted most significantly by changes in our inventory and accounts payable.

•
We actively manage our inventory balances and in-stock levels at our stores. The increase in inventory was due to new store growth and an increase in average inventory per store of 9.0% compared to the prior year. The increase in average inventory per store is principally related to a carry-over of cold-weather merchandise, additional investment in C.U.E. products and early receipt of certain spring seasonal items.

•	Accounts payable increased primarily as a result of new store growth and higher average inventory per store along with timing of payments to vendors.

Borrowings and Credit Facility

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and December 27, 2014. The 2011 Senior Credit Facility was unsecured and would have matured on October 24, 2016.

On February 19, 2016, the Company replaced the 2011 Senior Credit Facility by entering into a new senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures in February 2021, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases, and other matters. As a result of the maturity date in the new agreement, the Company has presented any outstanding borrowings under the 2011 Senior Credit Facility as of December 26, 2015 as a non-current liability in the Consolidated Balance Sheet in accordance with the applicable accounting guidance.

2011 Senior Credit Facility

At December 26, 2015 there were $150.0 million in outstanding borrowings under the 2011 Senior Credit Facility and no outstanding borrowings at December 27, 2014.  There were $48.7 million and $40.7 million outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and December 27, 2014, respectively.  Borrowings bore interest at either the bank’s base rate (3.50% at December 26, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.42% at December 26, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 26, 2015), adjusted quarterly based on our leverage ratio.  The Company was also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 26, 2015), adjusted quarterly based on the Company’s leverage ratio.  There were no compensating balance requirements associated with the 2011 Senior Credit Facility.

The 2011 Senior Credit Facility required quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compared earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compared total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The 2011 Senior Credit Facility also contained certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  The Company was in compliance with all covenants at December 26, 2015.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains a $200 million term loan which requires quarterly payments totaling $10 million a year in years one and two and $20 million a year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Borrowings for both the term loan and the revolving credit facility bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.500% to 1.125% per annum, adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum, adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility are available to be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Index

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares consolidated EBITDAR to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our credit facility (as discussed in Note 3 to the Consolidated Financial Statements).  Principal uses of cash for investing activities are capital expenditures, while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.  The following table presents a summary of cash flows provided by or used in operating, investing and financing activities for the last three fiscal years (in millions):

	2015	2014	2013
Net cash provided by operating activities	$429.2	$409.2	$333.7
Net cash used in investing activities	(235.9)	(160.3)	(209.3)
Net cash used in financing activities	(180.6)	(340.5)	(120.3)
Net increase (decrease) in cash and cash equivalents	$12.7	$(91.6)	$4.1

Operating Activities

Operating activities provided net cash of $429.2 million, $409.2 million and $333.7 million in fiscal 2015, 2014 and 2013, respectively. The $20.0 million increase in net cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to changes in the following operating activities (in millions):

	2015	2014	Variance
Net income	$410.4	$370.9	$39.5
Depreciation and amortization	123.6	114.6	9.0
Share-based compensation expense	19.4	16.2	3.2
Excess tax benefit of stock options exercised	(27.0)	(18.8)	(8.2)
Deferred income taxes	(5.5)	(19.8)	14.3
Inventories and accounts payable	(112.5)	(81.8)	(30.7)
Prepaid expenses and other current assets	(21.1)	(9.1)	(12.0)
Accrued expenses	16.9	6.8	10.1
Income taxes	16.3	21.9	(5.6)
Other, net	8.7	8.3	0.4
Net cash provided by operations	$429.2	$409.2	$20.0

The $20.0 million increase in net cash provided by operating activities in fiscal 2015 compared with fiscal 2014 primarily reflects earnings growth and a favorable impact from the timing of deferred taxes partially offset by a net increase in inventories and accounts payable. Inventory increased due to store growth, the carry-over of cold-weather merchandise, additional investment in C.U.E. products and the timing of spring seasonal receipts while accounts payable grew at a lower rate due mainly to the timing of payments.

Index

The $75.5 million increase in net cash provided by operations in fiscal 2014 over fiscal 2013 was primarily due to changes in the following operating activities (in millions):

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

The $75.5 million increase in net cash provided by operating activities in fiscal 2014 compared with fiscal 2013 primarily reflects earnings growth, the favorable impacts related to the timing of tax benefits and income tax payments, and increased depreciation and amortization expense due to capital expenditures for store growth, distribution facility capacity and corporate infrastructure.

Investing Activities

Investing activities used cash of $235.9 million, $160.3 million and $209.3 million in fiscal 2015, 2014 and 2013, respectively. The changes in cash used for investing activities primarily reflects changes in capital expenditures.  Capital expenditures for fiscal 2015, 2014 and 2013 were as follows (in millions):

	2015	2014	2013
New and relocated stores and stores not yet opened	$96.7	$80.8	$69.1
Distribution center capacity and improvements	80.2	9.2	44.9
Information technology	35.8	22.7	29.8
Existing stores	23.1	20.0	22.3
Corporate and other	0.7	27.9	40.7
Purchase of previously leased stores	—	—	11.4
Total capital expenditures	$236.5	$160.6	$218.2

The above table reflects 114 new stores and six relocations during fiscal 2015, 107 new stores and two relocations during fiscal 2014 and 102 new stores and three relocations during fiscal 2013.  The increase in spending on distribution center capacity and improvements in fiscal 2015 is primarily due to the construction of two mixing centers in Texas which opened during the third quarter and our new southwest distribution center in Casa Grande, Arizona which began shipping merchandise to stores in the fourth quarter. The increase in spending on information technology in fiscal 2015 represents continued improvements in data security and enhanced customer relationship management.

The majority of the corporate and other category for fiscal 2014 and 2013 relates to construction of our Store Support Center in Brentwood, Tennessee with the greatest portion of the spend in fiscal 2013. The higher capital expenditures for distribution facility capacity and improvements in fiscal 2013 compared to fiscal 2014 was primarily due to construction of our Macon, Georgia distribution center, which was the relocation of our former leased Southeast distribution center in Braselton, Georgia. We did not purchase any leased stores during fiscal 2015 or fiscal 2014 compared to having purchased three leased stores in fiscal 2013.

We currently estimate that capital expenditures will range between $230 million and $250 million in fiscal 2016.

•	We plan to open approximately 115 to 120 stores in fiscal 2016. Additionally, we plan to relocate five stores as well as increase our investment in existing store renovations.

•	We plan to invest in our ongoing sustainability efforts by beginning to retrofit our stores with LED lighting in fiscal 2016.

•	We also plan to invest in information technology for improvements in security and compliance and continued support of our growth strategy and other strategic investments.

Index

Financing Activities

Financing activities used cash of $180.6 million, $340.5 million, and $120.3 million in fiscal 2015, 2014 and 2013, respectively.  The net cash used in financing activities in fiscal 2015 was mainly the result of repurchases of common stock and quarterly cash dividends paid to stockholders, partially offset by borrowings under the 2011 Senior Credit Facility, net proceeds from issuance of common stock related to share-based compensation, and excess tax benefits recognized on stock options exercised. The decrease in net cash used in financing activities in fiscal 2015 compared to fiscal 2014 is largely due to $150 million of net borrowings under the 2011 Senior Credit Facility.

The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

We repurchased approximately 3.4 million, 4.7 million and 2.3 million shares of common stock under the share repurchase program at a total cost of $292.7 million, $298.5 million and $129.4 million in fiscal 2015, 2014 and 2013, respectively.  As of December 26, 2015, we had remaining authorization under the share repurchase program of $570.7 million, exclusive of any fees, commissions, or other expenses.

In the second quarter of fiscal 2015, we increased our quarterly dividend from $0.16 per share to $0.20 per share and, in the second quarter of fiscal 2014, we increased our quarterly dividend from $0.13 per share to $0.16 per share.  We paid dividends totaling $103.1 million, $84.1 million and $68.5 million in fiscal 2015, 2014 and 2013, respectively.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our credit facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution facility capacity, through the end of fiscal 2016.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 26, 2015 (in thousands):

	Payment Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Operating leases	$2,299,493	$265,327	$507,611	$455,560	$1,070,995
Capital leases(a)	26,093	1,876	3,752	3,752	16,713
Revolving credit loan	150,000	—	—	—	150,000
	$2,475,586	$267,203	$511,363	$459,312	$1,237,708

(a) Capital lease obligations include related interest.

At December 26, 2015, there were $48.7 million outstanding letters of credit under the 2011 Senior Credit Facility.

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

Index

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”). This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the updated guidance will affect the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance will not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

Index

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of our credit facility (as discussed in Note 3 to the Consolidated Financial Statements) which bears interest based on variable rates.

A 1% change in interest rates on our variable rate debt would have affected interest expense by approximately $1.1 million, $0.7 million, and $0.3 million in the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013. On a prospective basis, a 1% change in interest rates on debt existing as of December 26, 2015, would result in interest expense fluctuating approximately $1.5 million per year.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 26, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Anthony F. Crudele
Gregory A. Sandfort President and Chief Executive Officer	Anthony F. Crudele Executive Vice President - Chief Financial Officer and Treasurer
February 22, 2016	February 22, 2016

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2015, and our report dated February 22, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2016

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2016

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2015	2014	2013

Net sales	$6,226,507	$5,711,715	$5,164,784
Cost of merchandise sold	4,083,333	3,761,300	3,411,175
Gross profit	2,143,174	1,950,415	1,753,609
Selling, general and administrative expenses	1,369,097	1,246,308	1,138,934
Depreciation and amortization	123,569	114,635	100,025
Operating income	650,508	589,472	514,650
Interest expense, net	2,891	1,885	557
Income before income taxes	647,617	587,587	514,093
Income tax expense	237,222	216,702	185,859
Net income	$410,395	$370,885	$328,234

Net income per share – basic	$3.03	$2.69	$2.35
Net income per share – diluted	$3.00	$2.66	$2.32

Weighted average shares outstanding
Basic	135,582	137,769	139,415
Diluted	136,845	139,435	141,723

Dividends declared per common share outstanding	$0.76	$0.61	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$63,813	$51,134
Inventories	1,284,375	1,115,450
Prepaid expenses and other current assets	87,510	66,444
Income taxes receivable	3,763	—
Deferred income taxes	45,970	40,962
Total current assets	1,485,431	1,273,990

Property and equipment:
Land	86,991	79,571
Buildings and improvements	814,802	698,462
Furniture, fixtures and equipment	523,383	453,692
Computer software and hardware	180,020	154,818
Construction in progress	38,720	30,803
Property and equipment, gross	1,643,916	1,417,346
Accumulated depreciation and amortization	(796,340)	(696,346)
Property and equipment, net	847,576	721,000

Goodwill	10,258	10,258
Deferred income taxes	9,224	8,782
Other assets	18,337	20,541

Total assets	$2,370,826	$2,034,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,249	$370,823
Accrued employee compensation	42,684	37,056
Other accrued expenses	195,024	182,565
Current portion of capital lease obligations	878	213
Income taxes payable	5,449	12,436
Total current liabilities	671,284	603,093

Revolving credit loan	150,000	—
Capital lease obligations, less current maturities	16,992	4,957
Deferred rent	84,793	79,807
Other long-term liabilities	54,463	53,153
Total liabilities	977,532	741,010

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 400,000 shares authorized at December 26, 2015 and December 27, 2014; 168,974 shares issued and 134,224 shares outstanding at December 26, 2015 and 167,716 shares issued and 136,382 shares outstanding at December 27, 2014	1,352	1,342
Additional paid-in capital	596,131	510,997
Treasury stock, at cost, 34,750 shares at December 26, 2015 and 31,334 shares at December 27, 2014	(1,429,790)	(1,137,085)
Retained earnings	2,225,601	1,918,307
Total stockholders’ equity	1,393,294	1,293,561

Total liabilities and stockholders’ equity	$2,370,826	$2,034,571

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 29, 2012	$1,307	$361,106	$(709,172)	$1,371,733	$1,024,974

Issuance of common stock under employee stock purchase plan (87 shares)	1	3,595			3,596
Exercise of stock options (2,681 shares) and restricted stock units (166 shares)	23	34,699			34,722
Stock compensation		13,893			13,893
Tax benefit of stock options exercised		43,517			43,517
Repurchase of shares to satisfy tax obligations		(4,142)			(4,142)
Repurchase of common stock (2,287 shares)			(129,416)		(129,416)
Dividends paid				(68,484)	(68,484)
Net income				328,234	328,234
Stockholders' equity at December 28, 2013	1,331	452,668	(838,588)	1,631,483	1,246,894

Issuance of common stock under employee stock purchase plan (79 shares)	1	4,326			4,327
Exercise of stock options (1,179 shares) and restricted stock units (135 shares)	10	23,746			23,756
Stock compensation		16,173			16,173
Tax benefit of stock options exercised		18,850			18,850
Repurchase of shares to satisfy tax obligations		(4,766)			(4,766)
Repurchase of common stock (4,664 shares)			(298,497)		(298,497)
Dividends paid				(84,061)	(84,061)
Net income				370,885	370,885
Stockholders' equity at December 27, 2014	1,342	510,997	(1,137,085)	1,918,307	1,293,561

Issuance of common stock under employee stock purchase plan (68 shares)	1	4,709			4,710
Exercise of stock options (1,117 shares) and restricted stock units (72 shares)	9	36,970			36,979
Stock compensation		19,420			19,420
Tax benefit of stock options exercised		27,032			27,032
Repurchase of shares to satisfy tax obligations		(2,997)			(2,997)
Repurchase of common stock (3,416 shares)			(292,705)		(292,705)
Dividends paid				(103,101)	(103,101)
Net income				410,395	410,395
Stockholders' equity at December 26, 2015	$1,352	$596,131	$(1,429,790)	$2,225,601	$1,393,294

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2015	2014		2013
Cash flows from operating activities:
Net income	$410,395	$370,885		$328,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,569	114,635		100,025
Loss on disposition of property and equipment	315	389		35
Share-based compensation expense	19,420	16,173		13,893
Excess tax benefit of stock options exercised	(27,032)	(18,850)		(43,517)
Deferred income taxes	(5,450)	(19,814)		(8,309)
Change in assets and liabilities:
Inventories	(168,925)	(136,142)		(71,192)
Prepaid expenses and other current assets	(21,066)	(9,085)		(5,551)
Accounts payable	56,426	54,336		(3,905)
Accrued employee compensation	5,628	(13,517)		2,173
Other accrued expenses	11,252	20,365		9,938
Income taxes	16,282	21,862		9,582
Other	8,366	7,941		2,275
Net cash provided by operating activities	429,180	409,178	—	333,681
Cash flows from investing activities:
Capital expenditures	(236,496)	(160,613)		(218,200)
Proceeds from sale of property and equipment	584	331		477
Decrease in restricted cash	—	—		8,400
Net cash used in investing activities	(235,912)	(160,282)		(209,323)
Cash flows from financing activities:
Borrowings under revolving credit agreement	680,000	355,000		185,000
Repayments under revolving credit agreement	(530,000)	(355,000)		(185,000)
Excess tax benefit of stock options exercised	27,032	18,850		43,517
Principal payments under capital lease obligations	(507)	(114)		(38)
Repurchase of shares to satisfy tax obligations	(2,997)	(4,766)		(4,142)
Repurchase of common stock	(292,705)	(298,497)		(129,416)
Net proceeds from issuance of common stock	41,689	28,083		38,318
Cash dividends paid to stockholders	(103,101)	(84,061)		(68,484)
Net cash used in financing activities	(180,589)	(340,505)		(120,245)
Net change in cash and cash equivalents	12,679	(91,609)		4,113
Cash and cash equivalents at beginning of year	51,134	142,743		138,630
Cash and cash equivalents at end of year	$63,813	$51,134		$142,743

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,283	$906		$780
Income taxes	226,968	213,637		188,003

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$13,207	$4,042		$—
Non-cash accruals for construction in progress	16,050	14,843		8,258

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States.  The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities.  At December 26, 2015, the Company operated a total of 1,488 retail stores in 49 states and also offered a number of products online at TractorSupply.com.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013 consisted of 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  The Company has established an inventory valuation reserve to recognize the estimated impairment in value (i.e. an inability to realize the full carrying value) based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

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

Index

During interim periods, the amount of vendor support and volume rebates are estimated based upon initial commitments and anticipated purchase levels with applicable vendors.  The estimated purchase volume (and related vendor funding) is based on the Company’s current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although the Company believes it can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could be different from previously estimated amounts.

Freight
The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution.  Such costs are included as a component of the overall cost of inventories (on an aggregate basis) and recognized as a component of cost of merchandise sold as the related inventory is sold.

Self-Insurance Reserves
The Company self-insures a significant portion of its employee medical insurance, workers’ compensation insurance and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. For self-insured employee medical claims, we have a stop loss limit of $300,000 per person per year. Our deductible or self-insured retention, as applicable, for each claim involving workers’ compensation insurance and general liability insurance is limited to $500,000 and our Texas Work Injury Policy is limited to $750,000. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, industry factors, severity factors and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 26, 2015, the Company had recorded net insurance reserves of $51.2 million compared to $48.3 million at December 27, 2014.

Sales Tax Audit Reserve
A portion of the Company’s sales are to tax-exempt customers, predominantly agricultural-based.  The Company obtains exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which the Company conducts business will perform audits to verify the Company’s compliance with applicable sales tax laws.  The business activities of the Company’s customers and the intended use of the unique products sold by the Company create a challenging and complex tax compliance environment.  These circumstances also create some risk that the Company could be challenged as to the accuracy of the Company’s sales tax compliance.

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

No significant impairment charges were recognized in fiscal 2015, 2014 and 2013.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 26, 2015, the Company had a liability of $3.3 million reserved for sales returns compared to $3.2 million at December 27, 2014.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $1.6 million, $0.9 million and $1.6 million in fiscal 2015, 2014 and 2013, respectively.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from vendors to distribution facilities, from distribution facilities to retail stores, and from one distribution facility to another; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product and excess inventory quantities.

Index

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs for retail, distribution facility and corporate employees; occupancy costs of retail, distribution and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel and lodging.

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2015, 2014 and 2013 were approximately $73.9 million, $70.4 million and $65.6 million, respectively. Prepaid advertising costs were approximately $1.6 million and $0.5 million at December 26, 2015 and December 27, 2014, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation for fiscal 2015, 2014 and 2013 were approximately $145.4 million, $121.1 million and $111.3 million, respectively.

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $9.6 million, $8.9 million and $7.8 million in fiscal 2015, 2014 and 2013, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include incentive and non-qualified stock options and restricted stock units. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to most employees that work at least 20 hours per week.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. The Company relies on a blended volatility approach, weighting historical volatility trends and implied volatility, to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected term of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

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

Index

Depreciation and Amortization

Depreciation includes expenses related to all retail, distribution facility and corporate assets.  Amortization includes expenses related to definite-lived intangible assets.

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

Comprehensive Income

The Company’s comprehensive income is equal to net income in fiscal 2015, 2014 and 2013.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and long-term debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date.  The Company had $150.0 million in borrowings under the 2011 Senior Credit Facility (as defined in Note 3) at December 26, 2015 and no borrowings as of December 27, 2014. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under the 2011 Senior Credit Facility approximates fair value as of December 26, 2015.

Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuations and vendor allowances.

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

The Company entered into agreements with various governmental entities in the states of Kentucky, Georgia and Tennessee to implement tax abatement plans related to its distribution center in Franklin, Kentucky (Simpson County), its distribution center in Macon, Georgia (Bibb County) and its Store Support Center in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 26, 2015:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$49.9
Brentwood, Tennessee Store Support Center	10 years	$78.0	$75.3

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

In the fourth quarter of fiscal 2015, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of the reporting unit (including goodwill) was in excess of the carrying value of the reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of the reporting unit was determined based on a market approach.  Under the market approach, the fair value is based on observed market prices.

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

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2015. At December 26, 2015, the Company had approximately 4.8 million shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

Share-based compensation expense, including changes in expense for modifications of awards, was $19.4 million, $16.2 million and $13.9 million for fiscal 2015, 2014 and 2013, respectively.

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

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2015, 2014 and 2013, as well as a summary of the methodology applied to develop each assumption, are as follows:

Index

	Fiscal Year
	2015	2014	2013
Expected price volatility	27.3 – 28.8%	28.0 – 29.3%	30.7 – 35.4%
Risk-free interest rate	1.2 – 1.5%	1.1 – 1.3%	0.6 – 1.2%
Weighted average expected lives (in years)	4.5	4.5	4.7
Forfeiture rate	6.9%	6.9%	7.0%
Dividend yield	1.0%	0.8%	0.8%

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

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield —This is the estimated dividend yield for the weighted average expected life of the option granted. An increase in the dividend yield will decrease compensation expense.

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 29, 2012	6,060,382	$19.48		6.6	$147,229
Granted	1,027,251	51.87	$14.67
Exercised	(2,681,225)	12.95
Canceled	(97,360)	43.27

Outstanding December 28, 2013	4,309,048	$30.72		7.1	$193,123
Granted	1,167,060	64.08	$15.36
Exercised	(1,179,175)	20.15
Canceled	(213,507)	57.14

Outstanding December 27, 2014	4,083,426	$41.93		7.2	$146,967
Granted	1,080,490	83.70	$19.53
Exercised	(1,116,828)	33.11
Canceled	(185,582)	67.28

Outstanding December 26, 2015	3,861,506	$54.95		7.1	$119,050

Exercisable at December 26, 2015	1,965,084	$37.53		5.8	$94,598

Index

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 26, 2015, total unrecognized compensation expense related to non-vested stock options was approximately $20.5 million with a weighted average expense recognition period of 1.3 years.

There were no material modifications to options in fiscal 2015, 2014 or 2013.

Other information relative to option activity during fiscal 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Total fair value of stock options vested	$13,207	$10,855	$10,535
Total intrinsic value of stock options exercised	$60,082	$60,656	$122,621

Restricted Stock Units

The Company issues shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one- to four-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 29, 2012	603,394	$18.76
Granted	59,864	51.72
Exercised	(244,462)	14.00
Forfeited	(5,638)	36.24

Restricted at December 28, 2013	413,158	$26.12
Granted	97,817	70.09
Exercised	(212,156)	21.91
Forfeited	(21,472)	54.54

Restricted at December 27, 2014	277,347	$42.64
Granted	56,052	84.86
Exercised	(107,548)	25.97
Forfeited	(6,234)	63.57

Restricted at December 26, 2015	219,617	$60.99

Other information relative to restricted stock unit activity during fiscal 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Total grant date fair value of restricted stock units vested and issued	$2,793	$4,647	$3,422
Total intrinsic value of restricted stock units vested and issued	$9,139	$13,205	$12,876

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 72,206, 134,964, and 165,519 shares as a result of vested restricted stock units during fiscal 2015, 2014 and 2013, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 35,342, 77,192, and 78,943 shares withheld to satisfy $3.0 million, $4.8 million, and $4.1 million of employees’ tax obligations during fiscal 2015, 2014 and 2013, respectively.

There were no material modifications to restricted stock units in fiscal 2015, 2014 or 2013.

Index

As of December 26, 2015, total unrecognized compensation expense related to non-vested restricted stock units was approximately $6.5 million with a weighted average expense recognition period of 2.2 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 68,428, 78,670 and 86,555 shares of common stock during fiscal 2015, 2014 and 2013, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.1 million, $1.0 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively.  There are a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 26, 2015, there were approximately 12.2 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 - Senior Credit Facility:

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and December 27, 2014. The 2011 Senior Credit Facility was unsecured and would have matured on October 24, 2016.

On February 19, 2016, the Company replaced the 2011 Senior Credit Facility by entering into a new senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures in February 2021, with proceeds available to be used for working capital, capital expenditures, dividends, share repurchases, and other matters. As a result of the maturity date in the new agreement, the Company has presented any outstanding borrowings under the 2011 Senior Credit Facility as of December 26, 2015 as a non-current liability in the Consolidated Balance Sheet in accordance with the applicable accounting guidance.

2011 Senior Credit Facility

At December 26, 2015 there were $150.0 million in outstanding borrowings under the 2011 Senior Credit Facility and no outstanding borrowings at December 27, 2014.  There were $48.7 million and $40.7 million outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and December 27, 2014, respectively.  Borrowings bore interest at either the bank’s base rate (3.50% at December 26, 2015) or the London Inter-Bank Offer Rate (“LIBOR”) (0.42% at December 26, 2015) plus an additional amount ranging from 0.40% to 1.00% per annum (0.50% at December 26, 2015), adjusted quarterly based on our leverage ratio.  The Company was also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.08% to 0.20% per annum (0.10% at December 26, 2015), adjusted quarterly based on the Company’s leverage ratio.  There were no compensating balance requirements associated with the 2011 Senior Credit Facility.

The 2011 Senior Credit Facility required quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compared earnings before interest, taxes, depreciation, amortization, stock compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compared total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The 2011 Senior Credit Facility also contained certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  The Company was in compliance with all covenants at December 26, 2015.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains a $200 million term loan which requires quarterly payments totaling $10 million a year in years one and two and $20 million a year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Borrowings for both the term loan and the revolving credit facility bear interest at either the bank’s base rate or LIBOR plus an additional amount ranging from 0.500% to 1.125% per annum, adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum, adjusted quarterly based on the Company’s leverage ratio.

Index

Proceeds from the 2016 Senior Credit Facility are available to be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants:  a fixed charge coverage ratio and a leverage ratio.  The fixed charge coverage ratio compares consolidated EBITDAR to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The leverage ratio compares total debt plus rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six to consolidated EBITDAR.  The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.

Note 4 - Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, transportation equipment and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2031.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance and maintenance costs.
Total rent expense for fiscal 2015, 2014 and 2013 was approximately $262.1 million, $239.3 million and $216.8 million, respectively.  Total contingent rent expense for fiscal 2015, 2014 and 2013 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2016	$1,876	$265,327
2017	1,876	258,361
2018	1,876	249,250
2019	1,876	236,796
2020	1,876	218,764
Thereafter	16,713	1,070,995
Total minimum lease payments	26,093	$2,299,493
Amount representing interest	(8,223)
Present value of minimum lease payments	17,870
Less: current portion	(878)
Long-term capital lease obligations	$16,992

Assets under capital leases were as follows (in thousands):

	2015	2014
Building and improvements	$18,831	$5,623
Less: accumulated depreciation and amortization	(1,656)	(935)
	$17,175	$4,688

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

Index

Dividends

During fiscal 2015 and 2014, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 2, 2015	$0.20	November 16, 2015	December 1, 2015
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

October 29, 2014	$0.16	November 17, 2014	December 2, 2014
July 30, 2014	$0.16	August 18, 2014	September 3, 2014
April 30, 2014	$0.16	May 19, 2014	June 3, 2014
February 5, 2014	$0.13	February 24, 2014	March 11, 2014

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 3, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock.  The dividend will be paid on March 8, 2016 to stockholders of record as of the close of business on February 22, 2016.

Note 6 - Treasury Stock:
The Company’s Board of Directors has authorized common stock repurchases under the share repurchase program up to $2 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 2017. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased 3.4 million, 4.7 million and 2.3 million shares of common stock under the share repurchase program at a total cost of $292.7 million, $298.5 million and $129.4 million in fiscal 2015, 2014 and 2013, respectively.  As of December 26, 2015, the Company had remaining authorization under the share repurchase program of $570.7 million, exclusive of any fees, commissions, or other expenses.

Index

Note 7 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2015
	Net Income	Shares	Per Share Amount
Basic net income per share	$410,395	135,582	$3.03
Dilutive stock options and restricted stock units outstanding	—	1,263	(0.03)
Diluted net income per share	$410,395	136,845	$3.00

	2014
	Net Income	Shares	Per Share Amount
Basic net income per share	$370,885	137,769	$2.69
Dilutive stock options and restricted stock units outstanding	—	1,666	(0.03)
Diluted net income per share	$370,885	139,435	$2.66

	2013
	Net Income	Shares	Per Share Amount
Basic net income per share	$328,234	139,415	$2.35
Dilutive stock options and restricted stock units outstanding	—	2,308	(0.03)
Diluted net income per share	$328,234	141,723	$2.32

Anti-dilutive stock options excluded from the above calculations totaled approximately 0.9 million, 1.0 million and 0.6 million in fiscal 2015, 2014 and 2013, respectively.

Note 8 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2015	2014	2013
Current tax expense:
Federal	$225,253	$211,383	$175,039
State	17,419	25,133	19,129
Total current	242,672	236,516	194,168

Deferred tax (benefit) expense:
Federal	(7,017)	(14,493)	(5,341)
State	1,567	(5,321)	(2,968)
Total deferred	(5,450)	(19,814)	(8,309)
Total provision	$237,222	$216,702	$185,859

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2015	2014
Current tax assets:
Inventory valuation	$18,147	$16,602
Accrued employee benefit costs	21,368	18,770
Accrued sales tax audit reserve	2,316	2,053
Other	10,369	11,585
	52,200	49,010
Current tax liabilities:
Inventory basis difference	(3,497)	(4,657)
Prepaid expenses	(2,108)	(2,109)
Other	(625)	(1,282)
	(6,230)	(8,048)
Net current tax asset	$45,970	$40,962

Non-current tax assets:
Rent expenses in excess of cash payments required	29,179	27,166
Deferred compensation	20,125	17,956
Workers compensation insurance	7,233	6,989
General liability insurance	3,141	2,741
Lease exit obligations	2,378	2,437
Income tax credits	825	2,205
Accrued sales tax audit reserve	2,505	2,085
Other	3,274	3,745
	68,660	65,324
Non-current tax liabilities:
Depreciation	(55,805)	(52,626)
Other	(3,631)	(3,916)
	(59,436)	(56,542)
Net non-current tax asset	$9,224	$8,782

Net deferred tax asset	$55,194	$49,744

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $4.4 million and $5.0 million as of December 26, 2015 and December 27, 2014, respectively, with varying dates of expiration between 2016 and 2025.  The Company provided no valuation allowance as of December 26, 2015 and December 27, 2014 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2015	2014	2013
Tax provision at statutory rate	$226,666	$205,656	$179,933
Tax effect of:
State income taxes, net of federal tax benefits	12,341	12,878	10,505
Permanent differences	(1,785)	(1,832)	(4,579)
	$237,222	$216,702	$185,859

Index

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2011. Various states have completed an examination of our income tax returns for 2010 through 2013 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $1.9 million at December 26, 2015. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company estimates the overall decrease in unrecognized tax positions in the next twelve months will range between $0.2 million and $0.6 million.  A reconciliation of the beginning and ending gross amount of unrecognized tax positions (exclusive of interest and penalties) is as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$3,500	$2,482	$5,898
Additions based on tax positions related to the current year	869	1,104	741
Additions for tax positions of prior years	—	280	—
Reductions for tax positions of prior years	(1,447)	(366)	(3,937)
Reductions due to audit results	—	—	(220)
Balance at end of year	$2,922	$3,500	$2,482

Note 9 - Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k)Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan during fiscal 2015, 2014 and 2013, were approximately $5.9 million, $5.6 million and $4.9 million, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.5 million in each of the fiscal years 2015, 2014 and 2013.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments
At December 26, 2015, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit
At December 26, 2015, there were $48.7 million outstanding letters of credit under the 2011 Senior Credit Facility.

Litigation
The Company responded to a Request for Information from the United States Environmental Protection Agency (“EPA”) in the first quarter of fiscal 2009 relating to certain recreational vehicles and non-road spark ignition engines sold by the Company.  In the first quarter of fiscal 2011, the Environmental Enforcement Section of the Department of Justice (“DOJ”), on behalf of the EPA, informed the Company that it believed the Company had violated the Clean Air Act by importing or causing the importation of certain engines that were noncompliant.

The products at issue were purchased by the Company pursuant to agreements with vendors under which the vendors represented that their products complied with all the applicable laws and regulations and under which the vendors agreed to indemnify the Company for any liabilities or costs relating to, among other matters, the noncompliance or alleged noncompliance of their products.  The Company notified these vendors of the EPA’s position and worked with these vendors to provide additional information to the DOJ and EPA regarding the alleged violations.  As a result of this process, the Company and its vendors provided evidence that many of the products identified by the DOJ and EPA in early 2011 were, in fact, in compliance with the Clean Air Act and that most of the remaining issues related to products purchased from one vendor.  The vendor of these products and the

Index

Company engaged in settlement discussions with the DOJ and EPA that resulted in the settlement of the matter. A consent decree reflecting the terms of the settlement was filed with the United States District Court in Washington, D.C. on September 30, 2015.

Under the settlement, the Company agreed to implement a formal compliance program for the small-engine products purchased by the Company for resale to its customers. The Company also agreed to pay a civil penalty, most of which was reimbursed by the vendor who sold the small-engine products at issue to the Company. In addition, the Company agreed to sponsor an emissions offset program that will result in the replacement of 22 older wood-burning stoves with EPA-certified wood-burning stoves. The settlement was approved by the court on January 19, 2016. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance and emission offset program will not have a material effect on our financial condition, results of operations or cash flows.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during fiscal 2015, 2014, and 2013:

	Percent of Sales
Product Category:	2015	2014	2013
Livestock and Pet	44%	44%	43%
Hardware, Tools and Truck	23	22	23
Seasonal, Gift and Toy Products	20	20	20
Clothing and Footwear	8	9	9
Agriculture	5	5	5
Total	100%	100%	100%

Note 12 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" (“ASU 2015-11”). This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory

Index

method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the updated guidance will affect the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance will not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 26, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 26, 2015 our disclosure controls and procedures were effective.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016 is incorporated herein by reference.

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

Index

Brentwood, TN 37027. The Company intends to post amendments to or waivers, if any, from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller) on its website.

Item 11.	Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016 is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016 is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 26, 2015, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	4,081,123	(a)	$51.99	(b)	4,802,224
Employee Stock Purchase Plan	—		—		12,163,549
Equity compensation plans not approved by security holders	—		—		—
Total	4,081,123		$51.99		16,965,773

(a) Includes 3,861,506 stock options, 166,673 unvested restricted stock units and 52,944 restricted stock units which have vested but the receipt of which have been deferred by the recipient. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2000 Stock Incentive Plan was superseded in May 2006. Shares available under the 2009 Stock Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit).
(b) Restricted stock units have a weighted average exercise price of zero.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance - Director Independence and Board Operations” and “Related-Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016 is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016, is incorporated herein by reference.

Index

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 39 through 59 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 63 through 65 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 22, 2016	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2016
/s/ Gregory A. Sandfort Gregory A. Sandfort	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 22, 2016
/s/ Johnston C. Adams Johnston C. Adams	Director	February 22, 2016
/s/ Peter D. Bewley Peter D. Bewley	Director	February 22, 2016
/s/ Richard W. Frost Richard W. Frost	Director	February 22, 2016
/s/ Keith R. Halbert Keith R. Halbert	Director	February 22, 2016
/s/ George MacKenzie George MacKenzie	Director	February 22, 2016
/s/ Edna K. Morris Edna K. Morris	Director	February 22, 2016
/s/ Mark J. Weikel Mark J. Weikel	Director	February 22, 2016

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

10.30
Transition Agreement dated March 10, 2014, by and between Tractor Supply Company and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2014, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Form of Amended and Restated Change in Control Agreement for Anthony F. Crudele (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.32
Form of Change in Control Agreement for each of Benjamin F. Parrish, Jr., Steve K. Barbarick and Lee J. Downing (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 15, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Employment Agreement between Tractor Supply Company and Greg A. Sandfort dated October 2, 2012 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 2, 2012, Commission File No. 000-23314, and incorporated herein by reference).+

10.34
First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 18, 2015, Commission File No. 000-23314, and incorporated herein by reference) +

10.35
Form of Change in Control Agreement, dated March 17, 2015, by and between Tractor Supply Company and each of Steve K. Barbarick, Anthony F. Crudele, Lee J. Downing, Chad M. Frazell, Robert D. Mills and Benjamin F. Parrish, Jr. (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.36
Amended and Restated Employment Agreement, dated March 17, 2015, by and between Tractor Supply Company and Greg A. Sandfort (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.37*	Transition Agreement dated January 27, 2016, by and between Tractor Supply Company and Lee J. Downing. +

10.38
Credit Agreement, dated as of February 19, 2016, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 22, 2016, Commission File No. 000-23314, and incorporated herein by reference).

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2015, filed with the SEC on February 22, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 26, 2015 and December 27, 2014, (ii) the Consolidated Statements of Income for years ended December 26, 2015, December 27, 2014, and December 28, 2013, (iii) the Consolidated Statements of Cash Flows for years ended December 26, 2015, December 27, 2014, and December 28, 2013, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 26, 2015, December 27, 2014, and December 28, 2013, and (v) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement