Form 10-Q
period 2016-03-26
TRACTOR SUPPLY CO /DE/
filed 2016-05-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 26, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 23, 2016
Common Stock, $.008 par value	133,426,962

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 26, 2016	December 26, 2015	March 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$74,501	$63,813	$57,133
Inventories	1,470,691	1,284,375	1,370,965
Prepaid expenses and other current assets	80,858	87,510	64,967
Income taxes receivable	—	3,763	—
Total current assets	1,626,050	1,439,461	1,493,065
Property and equipment:
Land	87,005	86,991	80,705
Buildings and improvements	838,336	814,802	713,132
Furniture, fixtures and equipment	534,335	523,383	466,663
Computer software and hardware	187,477	180,020	161,884
Construction in progress	37,137	38,720	52,523
Property and equipment, gross	1,684,290	1,643,916	1,474,907
Accumulated depreciation and amortization	(828,789)	(796,340)	(725,155)
Property and equipment, net	855,501	847,576	749,752

Goodwill	10,258	10,258	10,258
Deferred income taxes	55,798	55,194	49,385
Other assets	16,921	18,337	19,550
Total assets	$2,564,528	$2,370,826	$2,322,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$582,745	$427,249	$585,551
Accrued employee compensation	10,994	42,684	9,483
Other accrued expenses	178,747	195,024	180,829
Current portion of long-term debt	10,000	—	—
Current portion of capital lease obligations	1,081	878	441
Income taxes payable	29,830	5,449	28,684
Total current liabilities	813,397	671,284	804,988

Long-term debt	238,641	150,000	60,000
Capital lease obligations, less current maturities	21,761	16,992	8,761
Deferred rent	86,960	84,793	80,946
Other long-term liabilities	51,066	54,463	52,437
Total liabilities	1,211,825	977,532	1,007,132
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at March 26, 2016, December 26, 2015 and March 28, 2015; 169,236, 168,974 and 168,347 shares issued; 133,302, 134,224 and 136,416 shares outstanding at March 26, 2016, December 26, 2015 and March 28, 2015, respectively	1,354	1,352	1,347
Additional paid-in capital	613,686	596,131	544,042
Treasury stock – at cost, 35,934, 34,750 and 31,931 shares at March 26, 2016, December 26, 2015 and March 28, 2015, respectively	(1,528,892)	(1,429,790)	(1,185,030)
Retained earnings	2,266,555	2,225,601	1,954,519
Total stockholders’ equity	1,352,703	1,393,294	1,314,878
Total liabilities and stockholders’ equity	$2,564,528	$2,370,826	$2,322,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 26, 2016	March 28, 2015

Net sales	$1,467,797	$1,331,352
Cost of merchandise sold	973,353	886,747
Gross profit	494,444	444,605
Selling, general and administrative expenses	352,672	321,476
Depreciation and amortization	33,577	30,282
Operating income	108,195	92,847
Interest expense, net	1,125	866
Income before income taxes	107,070	91,981
Income tax expense	39,402	33,941
Net income	$67,668	$58,040

Net income per share – basic	$0.51	$0.43
Net income per share – diluted	$0.50	$0.42

Weighted average shares outstanding:
Basic	133,630	136,347
Diluted	134,709	137,735

Dividends declared per common share outstanding	$0.20	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$67,668	$58,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,577	30,282
Loss (gain) on disposition of property and equipment	80	(47)
Share-based compensation expense	5,269	4,999
Excess tax benefit of stock options exercised	(3,090)	(8,181)
Deferred income taxes	(604)	359
Change in assets and liabilities:
Inventories	(186,316)	(255,515)
Prepaid expenses and other current assets	6,652	1,477
Accounts payable	155,496	214,728
Accrued employee compensation	(31,690)	(27,573)
Other accrued expenses	(15,879)	(8,074)
Income taxes	31,234	24,429
Other	157	1,389
Net cash provided by operating activities	62,554	36,313
Cash flows from investing activities:
Capital expenditures	(36,732)	(48,767)
Proceeds from sale of property and equipment	20	265
Net cash used in investing activities	(36,712)	(48,502)
Cash flows from financing activities:
Borrowings under senior credit facility	475,000	110,000
Repayments under senior credit facility	(375,000)	(50,000)
Debt issuance costs	(1,380)	—
Excess tax benefit of stock options exercised	3,090	8,181
Principal payments under capital lease obligations	(246)	(90)
Repurchase of shares to satisfy tax obligations	(843)	(1,078)
Repurchase of common stock	(99,102)	(47,945)
Net proceeds from issuance of common stock	10,041	20,948
Cash dividends paid to stockholders	(26,714)	(21,828)
Net cash (used in) provided by financing activities	(15,154)	18,188
Net change in cash and cash equivalents	10,688	5,999
Cash and cash equivalents at beginning of period	63,813	51,134
Cash and cash equivalents at end of period	$74,501	$57,133

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$791	$464
Income taxes	8,642	8,979
Supplemental disclosures of non-cash activities:

Property and equipment acquired through capital lease	$5,218	$4,122
Non-cash accruals for construction in progress	15,652	21,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

In the first quarter of fiscal 2016 the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 11. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $46.0 million and $33.9 million from current assets to noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets as of December 26, 2015 and March 28, 2015, respectively.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At March 26, 2016, the Company operated a total of 1,521 retail stores in 49 states and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables and debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $250 million in borrowings under the Senior Credit Facility (as defined in Note 5) at March 26, 2016, $150 million in borrowings at December 26, 2015, and $60 million in borrowings at March 28, 2015. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under the Senior Credit Facility approximates fair value.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended March 26, 2016.

For the first quarters of fiscal 2016 and 2015, share-based compensation expense was $5.3 million and $5.0 million, respectively.

Index

Stock Options

The following summarizes information concerning stock option grants during the first three months of fiscal 2016 and 2015:

	Fiscal three months ended
	March 26, 2016	March 28, 2015
Stock options granted	1,085,225	995,508
Weighted average exercise price	$86.08	$83.11
Weighted average fair value per option	$19.60	$19.42

As of March 26, 2016, total unrecognized compensation expense related to non-vested stock options was approximately $36.5 million with a remaining weighted average expense recognition period of 1.6 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first three months of fiscal 2016 and 2015:

	Fiscal three months ended
	March 26, 2016	March 28, 2015
Restricted stock units granted	49,161	39,121
Weighted average fair value per share	$82.85	$83.11

As of March 26, 2016, total unrecognized compensation expense related to non-vested restricted stock units was approximately $8.1 million with a remaining weighted average expense recognition period of 2.4 years.

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

	Fiscal three months ended March 26, 2016			Fiscal three months ended March 28, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$67,668	133,630	$0.51	$58,040	136,347	$0.43
Dilutive stock options and restricted stock units outstanding	—	1,079	(0.01)	—	1,388	(0.01)
Diluted net income per share:	$67,668	134,709	$0.50	$58,040	137,735	$0.42

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.3 million and 0.6 million shares for the three months ended March 26, 2016 and March 28, 2015, respectively.

Note 5 – Senior Credit Facility:

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and March 28, 2015.

Index

On February 19, 2016, the Company replaced the 2011 Senior Credit Facility by entering into a new senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150 million and $60 million as of December 26, 2015 and March 28, 2015, respectively. In addition, there were $48.7 million and $50.5 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and March 28, 2015, respectively.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains a $200 million term loan which requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

As of March 26, 2016, the Company had outstanding total borrowings of $250 million under the 2016 Senior Credit Facility consisting of $200 million in borrowings under the term loan and $50 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.4 million at March 26, 2016. Additionally, there were $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility as of March 26, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at March 26, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.435% at March 26, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at March 26, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at March 26, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.   As of March 26, 2016, the Company was in compliance with all debt covenants.

Interest Rate Swap

Subsequent to March 26, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap will begin at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings. The interest rate swap will entitle the Company to receive a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount. The Company has designated this interest rate swap as a cash flow hedge and will account for the underlying activity in accordance with hedge accounting beginning in the second fiscal quarter of 2016.

Index

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

The Company repurchased approximately 1.2 million and 0.6 million shares of common stock under the share repurchase program for a total cost of $99.1 million and $47.9 million during the first quarters of fiscal 2016 and fiscal 2015, respectively. As of March 26, 2016, the Company had remaining authorization under the share repurchase program of $471.6 million, exclusive of any fees, commissions, or other expenses.

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

Dividends

During the first three months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s common stock.  The dividend will be paid on June 1, 2016 to stockholders of record as of the close of business on May 16, 2016.

Note 8 – Income Taxes:

The Company’s effective income tax rate decreased to 36.8% in the first quarter of fiscal 2016 compared to 36.9% for the first quarter of fiscal 2015 due principally to state tax incentives.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 26, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

Index

Letters of Credit

At March 26, 2016, there were $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three months ended March 26, 2016 and March 28, 2015:

	Fiscal three months ended
	March 26, 2016	March 28, 2015
Product Category:
Livestock and Pet	50%	49%
Hardware, Tools and Truck	21	22
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	9	9
Agriculture	3	3
Total	100%	100%

Note 11 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. Entities can transition to these standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within

Index

those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance affected the presentation of debt issuance costs in our Consolidated Balance Sheet but did not have any other material impacts on our Consolidated Financial Statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impacts on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied using either a modified retrospective transition method or retrospectively to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. This Form 10-Q also contains forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, general economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Index

Comparable Store Sales

Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Beginning in fiscal 2015, stores closed during either of the years being compared are removed from our comparable store sales metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store sales metrics calculations. If the effect of relocated stores on our comparable store sales metrics calculations becomes material, we would remove relocated stores from the calculations.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 26, 2016 and March 28, 2015
Net sales increased 10.2% to $1.47 billion for the first quarter of fiscal 2016 from $1.33 billion for the first quarter of fiscal 2015. Comparable store sales for the first quarter of fiscal 2016 were $1.39 billion, a 4.9% increase over the first quarter of fiscal 2015. Comparable store sales increased 5.7% for the first quarter of fiscal 2015.

The first quarter comparable store sales increase from the prior year’s first quarter was driven by an increase in both traffic and ticket, with comparable store transaction count increasing 4.2% and average ticket increasing 0.7%. Sales were broad-based, with all of our major product categories and geographic regions generating positive comparable store sales. Sales benefited from solid performance in consumable, usable and edible (C.U.E.) products, specifically pet and livestock consumables. Spring seasonal products including lawn and garden, riding lawn mowers and fencing also performed very well, driven in part by early spring weather.

In addition to comparable store sales growth in the first quarter of fiscal 2016, sales from stores opened less than one year were $77.9 million in the first quarter of fiscal 2016, which represented 5.9 percentage points of the 10.2% increase over first quarter fiscal 2015 net sales. For the first quarter of fiscal 2015, sales from stores opened less than one year were $82.3 million, which represented 7.0 percentage points of the 12.5% increase over first quarter fiscal 2014 net sales.

The following chart summarizes our store growth for the fiscal three months ended March 26, 2016 and March 28, 2015:

	Fiscal three months ended
	March 26, 2016	March 28, 2015
Store Count, Beginning of Period	1,488	1,382
New Stores Opened	36	41
Stores Closed	(3)	(1)
Store Count, End of Period	1,521	1,422

Stores Relocated	—	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended March 26, 2016 and March 28, 2015:

	Fiscal three months ended
	March 26, 2016	March 28, 2015
Product Category:
Livestock and Pet	50%	49%
Hardware, Tools and Truck	21	22
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	9	9
Agriculture	3	3
Total	100%	100%

Index

Gross profit increased 11.2% to $494.4 million for the first quarter of fiscal 2016 from $444.6 million in the first quarter of fiscal 2015. As a percent of net sales, gross margin increased 30 basis points to 33.7% from 33.4% in the prior year. The increase in gross margin was driven primarily by improved merchandise margin, partially offset by increased transportation costs. The improvement in merchandise margin resulted principally from our key margin initiatives of price management, imports and exclusive brands as well as strong cost negotiations and vendor support programs. The increase in transportation costs was the result of an increase in inbound miles to our new southwest distribution center and a higher mix of freight intensive product categories.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 9.8% to $386.2 million from $351.8 million in the first quarter of fiscal 2015. As a percent of net sales, SG&A decreased to 26.3% in the first quarter of fiscal 2016 from 26.4% in the first quarter of fiscal 2015. SG&A benefited from the strong comparable store sales increase and effective expense control and payroll management. These favorable items were partially offset by start-up costs associated with the new southwest distribution center and the two new mixing centers in Texas which were not in operation in the first quarter of fiscal 2015.

The effective income tax rate decreased to 36.8% in the first quarter of fiscal 2016 compared to 36.9% for the first quarter of fiscal 2015 due principally to the availability of state tax incentives. The Company expects the full fiscal year 2016 effective tax rate will be approximately 36.9%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2016 increased 16.6% to $67.7 million, or $0.50 per diluted share, as compared to net income of $58.0 million, or $0.42 per diluted share, for the first quarter of fiscal 2015.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center capacity and improvements, information technology, inventory purchases, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our 2016 Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

The Company believes that its existing cash balances, expected cash flow from future operations, borrowings available under the 2016 Senior Credit Facility, operating and capital leases and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution center capacity, through the end of fiscal 2016.

Index

Working Capital

At March 26, 2016, the Company had working capital of $812.7 million, which increased $44.5 million from December 26, 2015 and increased $124.6 million from March 28, 2015.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 26, 2016	December 26, 2015	Variance	March 28, 2015	Variance
Current assets:
Cash and cash equivalents	$74.5	$63.8	$10.7	$57.1	$17.4
Inventories	1,470.7	1,284.4	186.3	1,371.0	99.7
Prepaid expenses and other current assets	80.9	87.5	(6.6)	65.0	15.9
Income taxes receivable	—	3.8	(3.8)	—	—
	1,626.1	1,439.5	186.6	1,493.1	133.0
Current liabilities:
Accounts payable	582.8	427.2	155.6	585.6	(2.8)
Accrued employee compensation	11.0	42.7	(31.7)	9.5	1.5
Other accrued expenses	178.7	195.0	(16.3)	180.8	(2.1)
Current portion of long-term debt	10.0	—	10.0	—	10.0
Current portion of capital lease obligation	1.1	0.9	0.2	0.4	0.7
Income taxes payable	29.8	5.5	24.3	28.7	1.1
	813.4	671.3	142.1	805.0	8.4
Working capital	$812.7	$768.2	$44.5	$688.1	$124.6

In comparison to December 26, 2015, working capital as of March 26, 2016 was impacted most significantly by changes in our inventories, accounts payable and accrued employee compensation.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store due to normal seasonal patterns.

•	The decrease in accrued employee compensation is primarily due to the payment of annual incentive compensation.

In comparison to March 28, 2015, working capital as of March 26, 2016 was impacted most significantly by changes in our inventories.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and to support the new southwest distribution center which began receiving product from our vendors in October 2015. Average inventory per store has increased 0.9% in comparison with the prior year period. Accounts payable did not fluctuate in line with the increase in inventory due principally to the timing of payments.

Index

Operating Activities

Operating activities provided net cash of $62.6 million and $36.3 million in the first three months of fiscal 2016 and fiscal 2015, respectively.  The $26.3 million increase in net cash provided by operating activities in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 26, 2016	March 28, 2015	Variance
Net income	$67.7	$58.0	$9.7
Depreciation and amortization	33.6	30.3	3.3
Share-based compensation expense	5.3	5.0	0.3
Excess tax benefit of stock options exercised	(3.1)	(8.2)	5.1
Deferred income taxes	(0.6)	0.4	(1.0)
Inventories and accounts payable	(30.8)	(40.8)	10.0
Prepaid expenses and other current assets	6.7	1.5	5.2
Accrued expenses	(47.6)	(35.6)	(12.0)
Income taxes payable	31.2	24.4	6.8
Other, net	0.2	1.3	(1.1)
Net cash provided by operating activities	$62.6	$36.3	$26.3

The $26.3 million increase in net cash provided by operating activities in the first three months of fiscal 2016 compared with the first three months of fiscal 2015 resulted from incremental profitability as well as less cash required due to the timing of receipts and payments in relation to inventory and accounts payable. The increase in cash provided by operating activities from these items was partially offset by a use of cash for increased accrued expenses which relates principally to new store growth and the timing of payments.

Investing Activities

Investing activities used cash of $36.7 million and $48.5 million in the first three months of fiscal 2016 and fiscal 2015, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures. Capital expenditures for the first three months of fiscal 2016 and fiscal 2015 were as follows (in millions):

	Fiscal three months ended
	March 26, 2016	March 28, 2015
New and relocated stores and stores not yet opened	$22.5	$20.7
Information technology	6.8	6.5
Existing stores	4.4	2.7
Distribution center capacity and improvements	3.0	18.4
Corporate and other	—	0.5
Total capital expenditures	$36.7	$48.8

The above table reflects 36 new stores in the first three months of fiscal 2016 compared to 41 new stores during the first three months of fiscal 2015. We expect to open approximately 115 to 120 new stores during fiscal 2016 compared to 114 new stores in fiscal 2015. The decrease in spending on distribution center capacity and improvements in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 is primarily due to the construction of two mixing centers in Texas and our new southwest distribution center, all of which opened during fiscal 2015.

Index

Financing Activities

Financing activities used cash of $15.2 million and provided cash of $18.2 million in the first three months of fiscal 2016 and fiscal 2015, respectively. The $33.4 million change in net cash from financing activities in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 is due to changes in the following financing activities (in millions):

	Fiscal three months ended
	March 26, 2016	March 28, 2015	Variance
Net borrowings and repayments under senior credit facilities	$100.0	$60.0	$40.0
Excess tax benefit of stock options exercised	3.1	8.2	(5.1)
Repurchase of common stock	(99.1)	(47.9)	(51.2)
Net proceeds from issuance of common stock	10.0	20.9	(10.9)
Cash dividends paid to stockholders	(26.7)	(21.8)	(4.9)
Other, net	(2.5)	(1.2)	(1.3)
Net cash (used in) provided by financing activities	$(15.2)	$18.2	$(33.4)

The $33.4 million change in net cash from financing activities in the first three months of fiscal 2016 compared with the first three months of fiscal 2015 is due to an increase in borrowings, net of repayments, under our senior credit facilities offset by an increase in purchases of common stock and a decrease in proceeds from issuance of common stock.

Senior Credit Facility

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and March 28, 2015.

On February 19, 2016, the Company replaced the 2011 Senior Credit Facility by entering into a new senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150 million and $60 million as of December 26, 2015 and March 28, 2015, respectively. In addition, there were $48.7 million and $50.5 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and March 28, 2015, respectively.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains a $200 million term loan which requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

As of March 26, 2016, the Company had outstanding borrowings of $250 million under the 2016 Senior Credit Facility, consisting of $200 million in borrowings under the term loan and $50 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.4 million at March 26, 2016. Additionally, there were $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility as of March 26, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at March 26, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.435% at March 26, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at March 26, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at March 26, 2016), adjusted quarterly based on the Company’s leverage ratio.

Index

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.   As of March 26, 2016, the Company was in compliance with all debt covenants.

Interest Rate Swap

Subsequent to March 26, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap will begin at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings. The interest rate swap will entitle the Company to receive a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount. The Company has designated this interest rate swap as a cash flow hedge and will account for the underlying activity in accordance with hedge accounting beginning in the second fiscal quarter of 2016.

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

The Company repurchased 1.2 million and 0.6 million shares of common stock under the share repurchase program for a total cost of $99.1 million and $47.9 million during the first quarters of fiscal 2016 and fiscal 2015, respectively. As of March 26, 2016, the Company had remaining authorization under the share repurchase program of $471.6 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first three months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

Index

On May 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s common stock.  The dividend will be paid on June 1, 2016 to stockholders of record as of the close of business on May 16, 2016.

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

Significant Contractual Obligations and Commercial Commitments

At March 26, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015.

At March 26, 2016, there were $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015 for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. The effective date and transition requirements for both ASU 2016-08 and ASU 2016-10 are the same

Index

as the effective date and transition requirements of ASU 2014-09. Entities can transition to these standards either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance affected the presentation of debt issuance costs in our Consolidated Balance Sheet but did not have any other material impacts on our Consolidated Financial Statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impacts on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied using either a modified retrospective transition method or retrospectively to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our senior credit facilities (as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements) which bear interest based on variable rates.

A 1% change in interest rates on our variable rate debt would have affected interest expense by approximately $0.6 million and $0.2 million in the three months ended March 26, 2016 and March 28, 2015, respectively.

As discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements, we entered into an interest rate swap effective March 31, 2016 which is intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. Our exposure to interest rate volatility will be minimized beginning in the second fiscal quarter of 2016 as a result of this interest rate swap. The interest rate swap agreement has been executed for risk management purposes and is not held for trading purposes.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 26, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 26, 2016, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2016 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 27, 2015 - January 23, 2016	523,959		$83.16	523,959	$527,122,335
January 24, 2016 - February 20, 2016	477,316	(a)	83.21	467,080	488,253,435
February 21, 2016 - March 26, 2016	193,048		86.27	193,048	471,601,257
Total	1,194,323		$83.68	1,184,087	$471,601,257

(a) The total number of shares purchased and average price paid per share include 10,236 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements.

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

Index

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2016, filed with the Securities and Exchange Commission on May 5, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 26, 2016, December 26, 2015 and March 28, 2015, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 26, 2016 and March 28, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 26, 2016 and March 28, 2015, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 5, 2016	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)