Form 10-Q
period 2016-06-25
TRACTOR SUPPLY CO /DE/
filed 2016-08-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 25, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 23, 2016
Common Stock, $.008 par value	133,664,784

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 25, 2016	December 26, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$151,112	$63,813	$56,317
Inventories	1,366,499	1,284,375	1,293,146
Prepaid expenses and other current assets	67,613	87,510	62,039
Income taxes receivable	3,311	3,763	—
Total current assets	1,588,535	1,439,461	1,411,502
Property and equipment:
Land	94,387	86,991	84,391
Buildings and improvements	870,053	814,802	723,455
Furniture, fixtures and equipment	544,724	523,383	474,975
Computer software and hardware	199,058	180,020	166,684
Construction in progress	55,014	38,720	74,245
Property and equipment, gross	1,763,236	1,643,916	1,523,750
Accumulated depreciation and amortization	(861,274)	(796,340)	(754,847)
Property and equipment, net	901,962	847,576	768,903

Goodwill	10,258	10,258	10,258
Deferred income taxes	58,812	55,194	60,980
Other assets	19,199	18,337	19,627
Total assets	$2,578,766	$2,370,826	$2,271,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430,394	$427,249	$452,669
Accrued employee compensation	27,744	42,684	28,910
Other accrued expenses	201,077	195,024	185,631
Current portion of long-term debt	10,000	—	—
Current portion of capital lease obligations	1,081	878	441
Income taxes payable	54,139	5,449	77,950
Total current liabilities	724,435	671,284	745,601

Long-term debt	186,212	150,000	—
Capital lease obligations, less current maturities	21,494	16,992	8,652
Deferred rent	89,317	84,793	81,446
Other long-term liabilities	55,379	54,463	52,124
Total liabilities	1,076,837	977,532	887,823
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at June 25, 2016, December 26, 2015 and June 27, 2015; 169,724, 168,974 and 168,638 shares issued; 133,703, 134,224 and 135,831 shares outstanding at June 25, 2016, December 26, 2015 and June 27, 2015, respectively	1,358	1,352	1,349
Additional paid-in capital	647,719	596,131	563,096
Treasury stock – at cost, 36,021, 34,750 and 32,807 shares at June 25, 2016, December 26, 2015 and June 27, 2015, respectively	(1,536,695)	(1,429,790)	(1,261,625)
Accumulated other comprehensive loss	(1,362)	—	—
Retained earnings	2,390,909	2,225,601	2,080,627
Total stockholders’ equity	1,501,929	1,393,294	1,383,447
Total liabilities and stockholders’ equity	$2,578,766	$2,370,826	$2,271,270
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net sales	$1,852,534	$1,772,900	$3,320,331	$3,104,252
Cost of merchandise sold	1,203,312	1,147,580	2,176,665	2,034,327
Gross profit	649,222	625,320	1,143,666	1,069,925
Selling, general and administrative expenses	365,916	349,842	718,588	671,318
Depreciation and amortization	34,057	30,313	67,634	60,595
Operating income	249,249	245,165	357,444	338,012
Interest expense, net	1,910	832	3,035	1,698
Income before income taxes	247,339	244,333	354,409	336,314
Income tax expense	90,914	91,002	130,316	124,943
Net income	$156,425	$153,331	$224,093	$211,371

Net income per share – basic	$1.17	$1.13	$1.68	$1.55
Net income per share – diluted	$1.16	$1.12	$1.66	$1.54

Weighted average shares outstanding:
Basic	133,564	136,120	133,597	136,233
Diluted	134,562	137,400	134,635	137,567

Dividends declared per common share outstanding	$0.24	$0.20	$0.44	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net income	$156,425	$153,331	$224,093	$211,371

Other comprehensive loss:
Change in fair value of interest rate swap, net of taxes	(1,362)	—	(1,362)	—
Total other comprehensive loss	(1,362)	—	(1,362)	—
Total comprehensive income	$155,063	$153,331	$222,731	$211,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$224,093	$211,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,634	60,595
Loss (gain) on disposition of property and equipment	233	(15)
Share-based compensation expense	11,212	9,835
Excess tax benefit of stock options exercised	(10,282)	(12,900)
Deferred income taxes	(3,618)	(11,236)
Change in assets and liabilities:
Inventories	(82,124)	(177,696)
Prepaid expenses and other current assets	19,897	4,405
Accounts payable	3,145	81,846
Accrued employee compensation	(14,940)	(8,146)
Other accrued expenses	(9,972)	(4,533)
Income taxes	59,424	78,414
Other	3,214	1,475
Net cash provided by operating activities	267,916	233,415
Cash flows from investing activities:
Capital expenditures	(100,956)	(97,014)
Proceeds from sale of property and equipment	40	301
Net cash used in investing activities	(100,916)	(96,713)
Cash flows from financing activities:
Borrowings under senior credit facility	595,000	180,000
Repayments under senior credit facility	(547,500)	(180,000)
Debt issuance costs	(1,380)	—
Excess tax benefit of stock options exercised	10,282	12,900
Principal payments under capital lease obligations	(513)	(199)
Repurchase of shares to satisfy tax obligations	(843)	(1,095)
Repurchase of common stock	(106,905)	(124,540)
Net proceeds from issuance of common stock	30,943	30,466
Cash dividends paid to stockholders	(58,785)	(49,051)
Net cash used in financing activities	(79,701)	(131,519)
Net change in cash and cash equivalents	87,299	5,183
Cash and cash equivalents at beginning of period	63,813	51,134
Cash and cash equivalents at end of period	$151,112	$56,317

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,153	$694
Income taxes	73,205	57,367
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$5,218	$4,122
Non-cash accruals for construction in progress	32,075	22,442

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

In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 12. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $46.0 million and $38.0 million from current assets to noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets as of December 26, 2015 and June 27, 2015, respectively.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At June 25, 2016, the Company operated a total of 1,542 retail stores in 49 states and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and an interest rate swap.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $197.5 million in borrowings under the Senior Credit Facility (as defined in Note 5) at June 25, 2016, $150.0 million in borrowings at December 26, 2015, and no borrowings at June 27, 2015. Based on market interest rates (Level 2 inputs), the carrying value of our borrowings under the Senior Credit Facility approximates fair value for each period reported. The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swap liability, excluding accrued interest, is $2.5 million at June 25, 2016. The interest rate swap did not have a fair value for either December 26, 2015 or June 27, 2015 as it was not in place at either date as described in Note 6.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

Index

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended June 25, 2016.

For the second quarters of fiscal 2016 and 2015, share-based compensation expense was $5.9 million and $4.8 million, respectively, and $11.2 million and $9.8 million for the first six months of fiscal 2016 and 2015, respectively.

Stock Options

The following summarizes information concerning stock option grants during the first six months of fiscal 2016 and 2015:

	Fiscal six months ended
	June 25, 2016	June 27, 2015
Stock options granted	1,119,304	1,025,356
Weighted average exercise price	$86.34	$83.23
Weighted average fair value per option	$19.61	$19.43

As of June 25, 2016, total unrecognized compensation expense related to non-vested stock options was approximately $31.8 million with a remaining weighted average expense recognition period of 1.5 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first six months of fiscal 2016 and 2015:

	Fiscal six months ended
	June 25, 2016	June 27, 2015
Restricted stock units granted	59,019	50,473
Weighted average fair value per share	$84.25	$84.02

As of June 25, 2016, total unrecognized compensation expense related to non-vested restricted stock units was approximately $7.8 million with a remaining weighted average expense recognition period of 1.9 years.

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

	Fiscal three months ended			Fiscal three months ended
	June 25, 2016			June 27, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$156,425	133,564	$1.17	$153,331	136,120	$1.13
Dilutive stock options and restricted stock units outstanding	—	998	(0.01)	—	1,280	(0.01)
Diluted net income per share:	$156,425	134,562	$1.16	$153,331	137,400	$1.12

Index

	Fiscal six months ended			Fiscal six months ended
	June 25, 2016			June 27, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$224,093	133,597	$1.68	$211,371	136,233	$1.55
Dilutive stock options and restricted stock units outstanding	—	1,038	(0.02)	—	1,334	(0.01)
Diluted net income per share:	$224,093	134,635	$1.66	$211,371	137,567	$1.54

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.7 million and 1.0 million shares for the fiscal three months ended June 25, 2016 and June 27, 2015, respectively, and 1.5 million and 0.8 million shares for the fiscal six months ended June 25, 2016 and June 27, 2015, respectively.

Note 5 – Senior Credit Facility:

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and June 27, 2015.

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

As of June 25, 2016, the Company had outstanding borrowings of $197.5 million under the 2016 Senior Credit Facility consisting of $197.5 million in borrowings under the term loan and no borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.3 million at June 25, 2016. Additionally, there were $50.5 million of outstanding letters of credit under the 2016 Senior Credit Facility as of June 25, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at June 25, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.449% at June 25, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at June 25, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at June 25, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.   As of June 25, 2016, the Company was in compliance with all debt covenants.

Index

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million as of December 26, 2015 and no outstanding borrowings as of June 27, 2015. In addition, there were $48.7 million and $57.4 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and June 27, 2015, respectively.

Note 6 – Interest Rate Swap:

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5. As of June 25, 2016, the notional amount of the interest rate swap was $197.5 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

The Company has designated this interest rate swap as a cash flow hedge and will account for the underlying activity in accordance with hedge accounting. The interest rate swap is presented within the consolidated balance sheets at fair value. In accordance with hedge accounting, the effective portion of gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings in the period during which the hedged transactions affect earnings. The ineffective portion of gains and losses on the interest rate swap, if any, are recognized in current earnings.

The liabilities measured at fair value related to the Company’s interest rate swap, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	June 25, 2016	December 26, 2015	June 27, 2015
Interest rate swap (short-term portion)	Other accrued expenses	$1,237	$—	$—
Interest rate swap (long-term portion)	Other long-term liabilities	1,303	—	—
Total liabilities		$2,540	$—	$—

The offset to the interest rate swap liability is recorded in Accumulated Other Comprehensive Loss (“AOCL”) (a component of equity), net of deferred taxes, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps (in thousands):

	June 25, 2016	December 26, 2015	June 27, 2015
Beginning AOCL balance	$—	$—	$—
Current period losses recognized in OCI	(1,362)	—	—
Amounts reclassified from AOCL into current period earnings	—	—	—
Other comprehensive loss, net of tax	(1,362)	—	—
Ending AOCL balance	$(1,362)	$—	$—

As of June 25, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $1.2 million. Cash flows related to the interest rate swap are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index

The following table summarizes the impact of pre-tax gains and losses derived from the interest rate swap (in thousands):

		Fiscal three months ended		Fiscal six months ended
	Financial Statement Location	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Effective portion of gains and losses recognized in OCI during the period	Other comprehensive loss	$2,234	$—	$2,234	$—
Amounts reclassified from AOCL into earnings	Interest expense, net	—	—	—	—
Ineffective portion of gains and losses recognized in earnings during the period	Interest expense, net	306	—	306	—

The following table summarizes the impact of taxes affecting AOCL as a result of the interest rate swap (in thousands):

	Fiscal three months ended		Fiscal six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Income tax benefit of interest rate swap on AOCL	$(872)	$—	$(872)	$—

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreement, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. - the Company’s term loan) is accelerated by the lender due to the Company's default on such indebtedness.

As of June 25, 2016, the interest rate swap is in a net liability position, which, including accrued interest, had a fair value of $2.6 million. If the Company had breached any of the provisions in the underlying agreement at June 25, 2016, it could have been required to post full collateral or settle its obligations under the interest rate swap agreement. However, as of June 25, 2016, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreement.

Note 7 – Treasury Stock:

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

The Company repurchased approximately 0.1 million and 0.9 million shares of common stock under the share repurchase program for a total cost of $7.8 million and $76.6 million during the second quarters of fiscal 2016 and fiscal 2015, respectively. During the first six months of fiscal 2016 and fiscal 2015, the Company repurchased 1.3 million and 1.5 million shares under the share repurchase program for a total cost of $106.9 million and $124.5 million, respectively. As of June 25, 2016, the Company had remaining authorization under the share repurchase program of $463.8 million, exclusive of any fees, commissions, or other expenses.

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

Index

Dividends

During the first six months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 1, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s common stock.  The dividend will be paid on August 30, 2016 to stockholders of record as of the close of business on August 15, 2016.

Note 9 – Income Taxes:

The Company’s effective income tax rate decreased to 36.8% in the second quarter and first six months of fiscal 2016 compared to 37.2% for the second quarter and first six months of fiscal 2015. The decrease in the effective income tax rate was due principally to the availability of federal and state tax incentives.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 25, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit

At June 25, 2016, there were $50.5 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three months and six months ended June 25, 2016 and June 27, 2015:

	Fiscal three months ended		Fiscal six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Product Category:
Livestock and Pet	43%	41%	46%	44%
Seasonal, Gift and Toy Products	24	25	20	22
Hardware, Tools and Truck	22	22	22	22
Agriculture	6	7	5	5
Clothing and Footwear	5	5	7	7
Total	100%	100%	100%	100%

Note 12 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which provides implementation guidance in regards to (a) assessing the collectibility criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

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

Index

early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impact on our Consolidated Financial Statements and related disclosures.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. This Form 10-Q contains forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 25, 2016 and June 27, 2015
Net sales increased 4.5% to $1.85 billion for the second quarter of fiscal 2016 from $1.77 billion for the second quarter of fiscal 2015. Comparable store sales for the second quarter of fiscal 2016 were $1.76 billion, a 0.5% decrease as compared to the second quarter of fiscal 2015. Comparable store sales increased 5.6% for the second quarter of fiscal 2015.

The second quarter comparable store sales decrease from the prior year’s second quarter was primarily driven by a decrease in average ticket of 1.9%, offset partially by an increase in comparable store transaction count of 1.5%. Comparable store sales were negatively impacted by a decline in sales of big ticket categories, such as riding lawn mowers, outdoor recreation and other power equipment as well as soft sales in key spring items such as live goods, mower parts and attachments, and other lawn and garden categories. This was driven, in part, by cooler than average spring weather in the first two months of the quarter. Sales benefited from solid performance throughout the quarter in consumable, usable and edible (“C.U.E.”) products, specifically livestock and pet consumables.

Sales from stores opened less than one year were $95.5 million in the second quarter of fiscal 2016, which represented a 5.4% increase over second quarter fiscal 2015 net sales. For the second quarter of fiscal 2015, sales from stores opened less than one year were $102.2 million, which represented a 6.5% increase over second quarter fiscal 2014 net sales.

The following chart summarizes our store growth for the fiscal three months ended June 25, 2016 and June 27, 2015:

	Fiscal three months ended
	June 25, 2016	June 27, 2015
Store Count, Beginning of Period	1,521	1,422
New Stores Opened	22	17
Stores Closed	(1)	(1)
Store Count, End of Period	1,542	1,438

Stores Relocated	1	2

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended June 25, 2016 and June 27, 2015:

	Fiscal three months ended
	June 25, 2016	June 27, 2015
Product Category:
Livestock and Pet	43%	41%
Seasonal, Gift and Toy Products	24	25
Hardware, Tools and Truck	22	22
Agriculture	6	7
Clothing and Footwear	5	5
Total	100%	100%

Index

Gross profit increased 3.8% to $649.2 million for the second quarter of fiscal 2016 from $625.3 million in the second quarter of fiscal 2015. As a percent of net sales, gross margin decreased 30 basis points to 35.0% from 35.3% in the prior year. The decrease in gross margin was driven primarily by targeted pricing initiatives designed to drive sales and a shift to a higher mix of key C.U.E. products. Additionally, margin was impacted by increased freight expense from an increase in inbound miles and other transportation costs, offset partially by lower diesel fuel costs. These adverse factors more than offset the favorable impact of the Company’s ongoing margin initiatives.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 5.2% to $400.0 million in the second quarter of fiscal 2016 from $380.2 million in the second quarter of fiscal 2015. As a percent of net sales, SG&A increased to 21.6% in the second quarter of fiscal 2016 from 21.4% in the second quarter of fiscal 2015. The increase in SG&A as a percentage of net sales was primarily attributable to the decline in comparable store sales and the incremental costs associated with the Company’s new southwest distribution facility and the two new mixing centers in Texas which were not in operation in the second quarter of fiscal 2015. These increases were partially offset by strong expense control including personnel costs which decreased, as a percentage of net sales, as a result of lower year-over-year incentive compensation expense and medical expense.

The effective income tax rate decreased to 36.8% in the second quarter of fiscal 2016 compared to 37.2% for the second quarter of fiscal 2015 due principally to the availability of federal and state tax incentives. The Company expects the full fiscal year 2016 effective tax rate will be approximately 36.8%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2016 increased 2.0% to $156.4 million, or $1.16 per diluted share, as compared to net income of $153.3 million, or $1.12 per diluted share, for the second quarter of fiscal 2015.

Fiscal Six Months Ended June 25, 2016 and June 27, 2015
Net sales increased 7.0% to $3.32 billion for the first six months of fiscal 2016 from $3.10 billion for the first six months of fiscal 2015.  Comparable store sales for the first six months of fiscal 2016 were $3.15 billion, a 1.9% increase over the first six months of fiscal 2015. This compares to a 5.7% comparable store sales increase for the first six months of fiscal 2015. For the first six months of fiscal 2016, the comparable store sales increase was driven by growth in traffic counts and continued strong results in key C.U.E. products, principally animal and pet related merchandise. Seasonal categories performed well in the first fiscal quarter due to an early onset of warm weather in March but declined in the second fiscal quarter due to cooler than average spring weather trends.

In addition to comparable store sales growth in the first six months of fiscal 2016, sales from stores opened less than one year were $173.4 million for the first six months of fiscal 2016, which represented 5.6 percentage points of the 7.0% increase over the first six months fiscal 2015 net sales. Sales from stores opened less than one year were $184.5 million for the first six months of fiscal 2015, which represented 6.7 percentage points of the 12.2% increase over the first six months fiscal 2014 net sales.

The following chart summarizes our store growth for the fiscal six months ended June 25, 2016 and June 27, 2015:

	Fiscal six months ended
	June 25, 2016	June 27, 2015
Store Count, Beginning of Period	1,488	1,382
New Stores Opened	58	58
Stores Closed	(4)	(2)
Store Count, End of Period	1,542	1,438

Stores Relocated	1	3

Index

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended June 25, 2016 and June 27, 2015:

	Fiscal six months ended
	June 25, 2016	June 27, 2015
Product Category:
Livestock and Pet	46%	44%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	20	22
Clothing and Footwear	7	7
Agriculture	5	5
Total	100%	100%

Gross profit increased 6.9% to $1.14 billion for the first six months of fiscal 2016 from $1.07 billion in the first six months of fiscal 2015.  As a percent of net sales, gross margin was relatively flat at 34.4% for the first six months of fiscal 2016 compared to the comparable period in fiscal 2015. Strong retail price and markdown management throughout the first six months of the year resulted in an improved product margin despite an unfavorable shift in product mix during the second quarter. These improvements were offset by higher freight expense due principally to an increase in inbound miles, offset partially by lower diesel fuel costs.

Total SG&A expenses, including depreciation and amortization, increased 7.4% to $786.2 million in the first six months of fiscal 2016 from $731.9 million in the first six months of fiscal 2015.  As a percent of net sales, SG&A expenses increased 10 basis points to 23.7% in the first six months of fiscal 2016 from 23.6% in the first six months of fiscal 2015.  SG&A expenses increased as a percentage of net sales due principally to lower comparable store sales than in the prior year period and increased costs associated with our new distribution facilities which were not in operation during the first six months of fiscal 2015. These increases were partially offset by strong expense control including personnel costs which decreased, as a percentage of net sales, as a result of lower year-over-year incentive compensation expense and medical expense.

For the first six months of fiscal 2016, the effective income tax rate decreased to 36.8% compared to 37.2% for the first six months of fiscal 2015. The decrease in the effective income tax rate was due principally to the availability of federal and state tax incentives. The Company expects the full year 2016 effective tax rate will be approximately 36.8%.

As a result of the foregoing factors, net income for the first six months of fiscal 2016 increased 6.0% to $224.1 million compared to $211.4 million in the first six months of fiscal 2015.  Net income per diluted share for the first six months of fiscal 2016 increased to $1.66 from $1.54 in the first six months of fiscal 2015.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center capacity and improvements, information technology, inventory purchases, repayment of borrowings under the 2016 Senior Credit Facility, share repurchases and cash dividends.  Our primary ongoing sources of liquidity are existing cash balances, funds provided from operations, borrowings available under our 2016 Senior Credit Facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

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

Index

Working Capital

At June 25, 2016, the Company had working capital of $864.1 million, which increased $95.9 million from December 26, 2015 and increased $198.2 million from June 27, 2015.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 25, 2016	December 26, 2015	Variance	June 27, 2015	Variance
Current assets:
Cash and cash equivalents	$151.1	$63.8	$87.3	$56.3	$94.8
Inventories	1,366.5	1,284.4	82.1	1,293.2	73.3
Prepaid expenses and other current assets	67.6	87.5	(19.9)	62.0	5.6
Income taxes receivable	3.3	3.8	(0.5)	—	3.3
	1,588.5	1,439.5	149.0	1,411.5	177.0
Current liabilities:
Accounts payable	430.4	427.2	3.2	452.7	(22.3)
Accrued employee compensation	27.7	42.7	(15.0)	28.9	(1.2)
Other accrued expenses	201.1	195.0	6.1	185.6	15.5
Current portion of long-term debt	10.0	—	10.0	—	10.0
Current portion of capital lease obligation	1.1	0.9	0.2	0.4	0.7
Income taxes payable	54.1	5.5	48.6	78.0	(23.9)
	724.4	671.3	53.1	745.6	(21.2)
Working capital	$864.1	$768.2	$95.9	$665.9	$198.2

In comparison to December 26, 2015, working capital as of June 25, 2016 was impacted most significantly by changes in our cash, inventories, and income taxes payable.

•
The increase in cash is due principally to additional cash generated from operations and an increase in net borrowings, partially offset by investments in capital expenditures, share repurchases and dividends paid to stockholders.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store due to normal seasonal patterns. Accounts payable did not fluctuate in line with the increase in inventory due to slower inventory turns from soft sales, the timing of payments and the carry-over of some cold-weather seasonal inventory.

•	The increase in income taxes payable is due to higher taxable income and the timing of tax payments.

In comparison to June 27, 2015, working capital as of June 25, 2016 was impacted most significantly by changes in our cash and inventories.

•
The increase in cash is due principally to additional cash generated from operations and an increase in net borrowings, partially offset by investments in capital expenditures, share repurchases and dividends paid to stockholders.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and to support the new southwest distribution center which began receiving product from our vendors in October 2015. Accounts payable decreased in spite of an increase in inventories due to the timing of payments.

Index

Operating Activities

Operating activities provided net cash of $267.9 million and $233.4 million in the first six months of fiscal 2016 and fiscal 2015, respectively.  The $34.5 million increase in net cash provided by operating activities in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 25, 2016	June 27, 2015	Variance
Net income	$224.1	$211.4	$12.7
Depreciation and amortization	67.6	60.6	7.0
Share-based compensation expense	11.2	9.8	1.4
Excess tax benefit of stock options exercised	(10.3)	(12.9)	2.6
Deferred income taxes	(3.6)	(11.2)	7.6
Inventories and accounts payable	(79.0)	(95.9)	16.9
Prepaid expenses and other current assets	19.9	4.4	15.5
Accrued expenses	(24.9)	(12.7)	(12.2)
Income taxes payable	59.4	78.4	(19.0)
Other, net	3.5	1.5	2.0
Net cash provided by operating activities	$267.9	$233.4	$34.5

The $34.5 million increase in net cash provided by operating activities in the first six months of fiscal 2016 compared with the first six months of fiscal 2015 resulted from incremental profitability and lower cash requirements due to the timing of inventory receipts and the related payments. This was partially offset by the timing of income tax payments.

Investing Activities

Investing activities used cash of $100.9 million and $96.7 million in the first six months of fiscal 2016 and fiscal 2015, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first six months of fiscal 2016 and fiscal 2015 were as follows (in millions):

	Fiscal six months ended
	June 25, 2016	June 27, 2015
New and relocated stores and stores not yet opened	$56.0	$37.0
Existing stores	21.8	7.1
Information technology	17.3	12.1
Distribution center capacity and improvements	5.8	40.2
Corporate and other	0.1	0.6
Total capital expenditures	$101.0	$97.0

The above table reflects 58 new stores in the first six months of both fiscal 2016 and fiscal 2015. We expect to open approximately 115 to 120 new stores during fiscal 2016 compared to 114 new stores in fiscal 2015. The increase in store related expenditures is due principally to a higher mix of retrofit new store construction as well as costs in our existing stores to upgrade to more energy-efficient LED lighting. The decrease in spending on distribution center capacity and improvements in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 is primarily due to the construction of two mixing centers in Texas and our new southwest distribution center, all of which opened during fiscal 2015.

Index

Financing Activities

Financing activities used cash of $79.7 million and $131.5 million in the first six months of fiscal 2016 and fiscal 2015, respectively. The $51.8 million change in net cash from financing activities in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 is due to changes in the following financing activities (in millions):

	Fiscal six months ended
	June 25, 2016	June 27, 2015	Variance
Net borrowings and repayments under senior credit facilities	$47.5	$—	$47.5
Excess tax benefit of stock options exercised	10.3	12.9	(2.6)
Repurchase of common stock	(106.9)	(124.5)	17.6
Net proceeds from issuance of common stock	30.9	30.5	0.4
Cash dividends paid to stockholders	(58.8)	(49.1)	(9.7)
Other, net	(2.7)	(1.3)	(1.4)
Net cash used in financing activities	$(79.7)	$(131.5)	$51.8

The $51.8 million change in net cash from financing activities in the first six months of fiscal 2016 compared with the first six months of fiscal 2015 is due to an increase in borrowings, net of repayments, under our senior credit facilities and lower repurchases of common stock, offset partially by an increase in cash paid as dividends.

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and June 27, 2015.

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

As of June 25, 2016, the Company had outstanding borrowings of $197.5 million under the 2016 Senior Credit Facility, consisting of $197.5 million in borrowings under the term loan and no borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.3 million at June 25, 2016. Additionally, there were $50.5 million of outstanding letters of credit under the 2016 Senior Credit Facility as of June 25, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at June 25, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.449% at June 25, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at June 25, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at June 25, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Index

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.   As of June 25, 2016, the Company was in compliance with all debt covenants.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million as of December 26, 2015 and no outstanding borrowings as of June 27, 2015. In addition, there were $48.7 million and $57.4 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and June 27, 2015, respectively.

Interest Rate Swap

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5 to the Unaudited Condensed Consolidated Financial Statements. As of June 25, 2016, the notional amount of the interest rate swap was $197.5 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

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

The Company repurchased 0.1 million and 0.9 million shares of common stock under the share repurchase program for a total cost of $7.8 million and $76.6 million during the second quarter of fiscal 2016 and fiscal 2015, respectively. During the first six months of fiscal 2016 and fiscal 2015, the Company repurchased 1.3 million and 1.5 million shares under the share repurchase program for a total cost of $106.9 million and $124.5 million, respectively. As of June 25, 2016, the Company had remaining authorization under the share repurchase program of $463.8 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first six months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

Index

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 1, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s common stock.  The dividend will be paid on August 30, 2016 to stockholders of record as of the close of business on August 15, 2016.

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

Significant Contractual Obligations and Commercial Commitments

At June 25, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

The Company entered into a new senior credit facility in February 2016 as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements. There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015.

At June 25, 2016, there were $50.5 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue

Index

from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which provides implementation guidance in regards to (a) assessing the collectibility criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impact on our Consolidated Financial Statements and related disclosures.

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

Index

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

As discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, we entered into an interest rate swap agreement effective March 31, 2016 which is intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of this interest rate swap, our exposure to interest rate volatility is minimized beginning in the second fiscal quarter of 2016. The interest rate swap agreement has been executed for risk management purposes and is not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swap would have affected interest expense by approximately $0.1 million and $0.2 million in the three months ended June 25, 2016 and June 27, 2015, respectively and $0.7 million and $0.4 million in the six months ended June 25, 2016 and June 27, 2015, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 25, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 25, 2016, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 27, 2016 - April 23, 2016	57,985	$88.60	57,985	$466,464,721
April 24, 2016 - May 21, 2016	14,500	93.20	14,500	465,113,506
May 22, 2016 - June 25, 2016	14,309	91.84	14,309	463,799,558
Total	86,794	$89.90	86,794	$463,799,558

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2016, filed with the Securities and Exchange Commission on August 4, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 25, 2016, December 26, 2015 and June 27, 2015, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 25, 2016 and June 27, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and six months ended June 25, 2016 and June 27, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 25, 2016 and June 27, 2015, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 4, 2016	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)