Form 10-Q
period 2016-09-24
TRACTOR SUPPLY CO /DE/
filed 2016-11-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 24, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 22, 2016
Common Stock, $.008 par value	131,249,687

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 24, 2016, December 26, 2015 and September 26, 2015	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 24, 2016 and September 26, 2015	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 24, 2016 and September 26, 2015	5
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 24, 2016 and September 26, 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II.	Other Information	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signature		28

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 24, 2016	December 26, 2015		September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$55,507	$63,813		$51,352
Inventories	1,489,934	1,284,375		1,414,562
Prepaid expenses and other current assets	67,980	87,510		64,822
Income taxes receivable	16,335	3,763		—
Total current assets	1,629,756	1,439,461		1,530,736
Property and equipment:
Land	94,362	86,991		86,197
Buildings and improvements	906,624	814,802		750,170
Furniture, fixtures and equipment	556,276	523,383		489,088
Computer software and hardware	209,218	180,020		172,443
Construction in progress	50,173	38,720		85,531
Property and equipment, gross	1,816,653	1,643,916		1,583,429
Accumulated depreciation and amortization	(893,488)	(796,340)		(774,772)
Property and equipment, net	923,165	847,576		808,657

Goodwill	10,258	10,258		10,258
Deferred income taxes	53,192	55,194		72,543
Other assets	19,362	18,337		18,392
Total assets	$2,635,733	$2,370,826		$2,440,586
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$484,014	$427,249		$527,143
Accrued employee compensation	17,625	42,684		27,449
Other accrued expenses	199,327	195,024		192,335
Current portion of long-term debt	10,000	—		—
Current portion of capital lease obligations	1,294	878		540
Income taxes payable	—	5,449		18,255
Total current liabilities	712,260	671,284		765,722

Long-term debt	283,781	150,000		190,000
Capital lease obligations, less current maturities	26,246	16,992		10,746
Deferred rent	91,681	84,793		82,905
Other long-term liabilities	57,025	54,463		53,953
Total liabilities	1,170,993	977,532		1,103,326
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—		—
Common stock, $0.008 par value; 400,000 shares authorized at September 24, 2016, December 26, 2015 and September 26, 2015; 169,859, 168,974 and 168,830 shares issued; 132,428, 134,224 and 134,645 shares outstanding at September 24, 2016, December 26, 2015 and September 26, 2015, respectively	1,359	1,352		1,351
Additional paid-in capital	661,665	596,131		576,175
Treasury stock – at cost, 37,431, 34,750 and 34,185 shares at September 24, 2016, December 26, 2015 and September 26, 2015, respectively	(1,645,482)	(1,429,790)		(1,381,041)
Accumulated other comprehensive loss	(1,111)	—	—	—
Retained earnings	2,448,309	2,225,601		2,140,775
Total stockholders’ equity	1,464,740	1,393,294		1,337,260
Total liabilities and stockholders’ equity	$2,635,733	$2,370,826		$2,440,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Net sales	$1,542,706	$1,475,645	$4,863,037	$4,579,897
Cost of merchandise sold	1,007,432	963,397	3,184,097	2,997,724
Gross profit	535,274	512,248	1,678,940	1,582,173
Selling, general and administrative expenses	357,592	342,891	1,076,180	1,014,209
Depreciation and amortization	35,662	30,149	103,296	90,744
Operating income	142,020	139,208	499,464	477,220
Interest expense, net	1,110	782	4,145	2,480
Income before income taxes	140,910	138,426	495,319	474,740
Income tax expense	51,466	51,114	181,782	176,057
Net income	$89,444	$87,312	$313,537	$298,683

Net income per share – basic	$0.67	$0.64	$2.35	$2.20
Net income per share – diluted	$0.67	$0.64	$2.33	$2.18

Weighted average shares outstanding:
Basic	133,392	135,525	133,529	135,997
Diluted	134,256	136,741	134,509	137,292

Dividends declared per common share outstanding	$0.24	$0.20	$0.68	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Net income	$89,444	$87,312	$313,537	$298,683

Other comprehensive income (loss):
Change in fair value of interest rate swap, net of taxes	251	—	(1,111)	—
Total other comprehensive income (loss)	251	—	(1,111)	—
Total comprehensive income	$89,695	$87,312	$312,426	$298,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$313,537	$298,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,296	90,744
Loss on disposition of property and equipment	219	115
Share-based compensation expense	17,326	14,837
Excess tax benefit of stock options exercised	(11,637)	(16,994)
Deferred income taxes	2,002	(22,799)
Change in assets and liabilities:
Inventories	(205,559)	(299,112)
Prepaid expenses and other current assets	19,530	1,622
Accounts payable	56,765	156,320
Accrued employee compensation	(25,059)	(9,607)
Other accrued expenses	2,626	882
Income taxes	(6,384)	22,813
Other	7,336	5,950
Net cash provided by operating activities	273,998	243,454
Cash flows from investing activities:
Capital expenditures	(167,161)	(163,468)
Proceeds from sale of property and equipment	366	371
Net cash used in investing activities	(166,795)	(163,097)
Cash flows from financing activities:
Borrowings under senior credit facility	695,000	525,000
Repayments under senior credit facility	(550,000)	(335,000)
Debt issuance costs	(1,380)	—
Excess tax benefit of stock options exercised	11,637	16,994
Principal payments under capital lease obligations	(823)	(318)
Repurchase of shares to satisfy tax obligations	(843)	(2,998)
Repurchase of common stock	(215,692)	(243,956)
Net proceeds from issuance of common stock	37,421	36,354
Cash dividends paid to stockholders	(90,829)	(76,215)
Net cash used in financing activities	(115,509)	(80,139)
Net change in cash and cash equivalents	(8,306)	218
Cash and cash equivalents at beginning of period	63,813	51,134
Cash and cash equivalents at end of period	$55,507	$51,352

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,445	$1,694
Income taxes	184,817	175,485
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$10,493	$6,434
Non-cash accruals for construction in progress	17,727	23,731

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

In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 12. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $46.0 million and $42.6 million from current assets to noncurrent assets in the Unaudited Condensed Consolidated Balance Sheets as of December 26, 2015 and September 26, 2015, respectively.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At September 24, 2016, the Company operated a total of 1,575 retail stores in 49 states and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and an interest rate swap.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $295.0 million in borrowings under the Senior Credit Facility (as defined in Note 5) at September 24, 2016, $150.0 million in borrowings at December 26, 2015, and $190.0 million in borrowings at September 26, 2015. Based on market interest rates (Level 2 inputs), the carrying value of our borrowings under the Senior Credit Facility approximates fair value for each period reported. The fair value of the Company’s interest rate swap liability is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swap liability, excluding accrued interest, is $1.8 million at September 24, 2016. The interest rate swap did not have a fair value at either December 26, 2015 or September 26, 2015, as it was not in place at either date as described in Note 6.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

Index

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 24, 2016.

For the third quarters of fiscal 2016 and 2015, share-based compensation expense was $6.1 million and $5.0 million, respectively, and $17.3 million and $14.8 million for the first nine months of fiscal 2016 and 2015, respectively.

Stock Options

The following summarizes information concerning stock option grants during the first nine months of fiscal 2016 and 2015:

	Fiscal nine months ended
	September 24, 2016	September 26, 2015
Stock options granted	1,134,121	1,049,291
Weighted average exercise price	$86.41	$83.44
Weighted average fair value per option	$19.62	$19.47

As of September 24, 2016, total unrecognized compensation expense related to non-vested stock options was approximately $27.1 million with a remaining weighted average expense recognition period of 1.3 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first nine months of fiscal 2016 and 2015:

	Fiscal nine months ended
	September 24, 2016	September 26, 2015
Restricted stock units granted	59,019	53,228
Weighted average fair value per share	$84.25	$84.46

As of September 24, 2016, total unrecognized compensation expense related to non-vested restricted stock units was approximately $6.6 million with a remaining weighted average expense recognition period of 1.7 years.

Note 4 – Net Income Per Share:

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

	Fiscal three months ended			Fiscal three months ended
	September 24, 2016			September 26, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$89,444	133,392	$0.67	$87,312	135,525	$0.64
Dilutive stock options and restricted stock units outstanding	—	864	—	—	1,216	—
Diluted net income per share:	$89,444	134,256	$0.67	$87,312	136,741	$0.64

Index

	Fiscal nine months ended			Fiscal nine months ended
	September 24, 2016			September 26, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$313,537	133,529	$2.35	$298,683	135,997	$2.20
Dilutive stock options and restricted stock units outstanding	—	980	(0.02)	—	1,295	(0.02)
Diluted net income per share:	$313,537	134,509	$2.33	$298,683	137,292	$2.18

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.8 million and 0.7 million shares for the three months ended September 24, 2016 and September 26, 2015, respectively, and 1.6 million and 0.9 million shares for the fiscal nine months ended September 24, 2016 and September 26, 2015, respectively.

Note 5 – Senior Credit Facility:

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and September 26, 2015.

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

As of September 24, 2016, the Company had outstanding total borrowings of $295.0 million under the 2016 Senior Credit Facility consisting of $195.0 million in borrowings under the term loan and $100.0 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.2 million at September 24, 2016. Additionally, there were $44.4 million of outstanding letters of credit under the 2016 Senior Credit Facility as of September 24, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at September 24, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.522% at September 24, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at September 24, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at September 24, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 24, 2016, the Company was in compliance with all debt covenants.

Index

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million and $190.0 million as of December 26, 2015 and September 26, 2015, respectively. In addition, there were $48.7 million and $42.8 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and September 26, 2015, respectively.

Note 6 – Interest Rate Swap:

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5. As of September 24, 2016, the notional amount of the interest rate swap was $195.0 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

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

The liabilities measured at fair value related to the Company’s interest rate swap, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	September 24, 2016	December 26, 2015	September 26, 2015
Interest rate swap (short-term portion)	Other accrued expenses	$887	$—	$—
Interest rate swap (long-term portion)	Other long-term liabilities	935	—	—
Total liabilities		$1,822	$—	$—

The offset to the interest rate swap liability is recorded in Accumulated Other Comprehensive Loss (“AOCL”) (a component of equity), net of deferred taxes, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCL, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 24, 2016	December 26, 2015	September 26, 2015
Beginning fiscal year AOCL balance	$—	$—	$—
Current fiscal period gain recognized in OCI	(1,111)	—	—
Amounts reclassified from AOCL into current fiscal period earnings	—	—	—
Other comprehensive gain, net of tax	(1,111)	—	—
Ending fiscal period AOCL balance	$(1,111)	$—	$—

As of September 24, 2016, the estimated pre-tax portion of AOCL that is expected to be reclassified into earnings over the next twelve months is $0.9 million. Cash flows related to the interest rate swap are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index

The following table summarizes the impact of pre-tax gains and losses derived from the interest rate swap (in thousands):

		Fiscal three months ended		Fiscal nine months ended
	Financial Statement Location	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Effective portion of gains and (losses) recognized in OCI during the period	Other comprehensive income (loss)	$412	$—	$(1,822)	$—
Amounts reclassified from AOCL into earnings	Interest expense, net	—	—	—	—
Ineffective portion of gains and (losses) recognized in earnings during the period	Interest expense, net	306	—	—	—

The following table summarizes the impact of taxes affecting AOCL as a result of the interest rate swap (in thousands):

	Fiscal three months ended		Fiscal nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Income tax expense (benefit) of interest rate swap on AOCL	$161	$—	$(711)	$—

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreement, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. - the Company’s term loan) is accelerated by the lender due to the Company's default on such indebtedness.

As of September 24, 2016, the interest rate swap is in a net liability position, which, including accrued interest, had a fair value of $1.9 million. If the Company had breached any of the provisions in the underlying agreement at September 24, 2016, it could have been required to post full collateral or settle its obligations under the interest rate swap agreement. However, as of September 24, 2016, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreement.

Note 7 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On October 31, 2016, the Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to $3 billion, exclusive of any fees, commissions, or other expenses related to such repurchases and extended the program through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.4 million shares of common stock under the share repurchase program during both the third quarters of fiscal 2016 and 2015, for a total cost of $108.8 million and $119.4 million, respectively. During the first nine months of fiscal 2016 and fiscal 2015, the Company repurchased 2.7 million and 2.9 million shares under the share repurchase program for a total cost of $215.7 million and $244.0 million, respectively. As of September 24, 2016, the Company had remaining authorization under the share repurchase program of $355.0 million, exclusive of any fees, commissions, or other expenses.

Index

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

Dividends

During the first nine months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On October 31, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock.  The dividend will be paid on November 29, 2016 to stockholders of record as of the close of business on November 14, 2016.

Note 9 – Income Taxes:

The Company’s effective income tax rate decreased to 36.5% in the third quarter of fiscal 2016 compared to 36.9% for the third quarter of fiscal 2015. For the first nine months of fiscal 2016, our effective income tax rate decreased to 36.7% compared to 37.1% for the first nine months of fiscal 2015. The decrease in the effective income tax rate was due principally to the availability of federal and state tax incentives.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 24, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit

At September 24, 2016, there were $44.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The Company manages the business on the basis of one operating segment.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three months and nine months ended September 24, 2016 and September 26, 2015:

	Fiscal three months ended		Fiscal nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Product Category:
Livestock and Pet	48%	46%	47%	45%
Hardware, Tools and Truck	23	23	22	22
Seasonal, Gift and Toy Products	18	19	20	21
Clothing and Footwear	6	6	6	7
Agriculture	5	6	5	5
Total	100%	100%	100%	100%

Note 12 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

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

Index

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

Note 13 – Subsequent Events:

On September 29, 2016, the Company completed the acquisition of Petsense, LLC (“Petsense”), a specialty retailer of pet supplies and services with 136 retail stores in 25 states as of the date of acquisition. Pursuant to the merger agreement governing the transaction, the Company acquired the outstanding interests in Petsense for an all-cash transaction price of $145 million. The acquisition was financed with cash-on-hand and revolver borrowings under the 2016 Senior Credit Facility.

As discussed in Note 7, on October 31, 2016, the Company’s Board of Directors authorized a $1 billion increase to its existing share repurchase program, bringing the total amount authorized to $3 billion. The program, established in February 2007, has also been extended through December 31, 2020.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 24, 2016 and September 26, 2015
Net sales increased 4.5% to $1.54 billion for the third quarter of fiscal 2016 from $1.48 billion for the third quarter of fiscal 2015. Comparable store sales for the third quarter of fiscal 2016 were $1.46 billion, a 0.6% decrease as compared to the third quarter of fiscal 2015. Comparable store sales increased 2.9% for the third quarter of fiscal 2015.

The comparable store sales decrease from the prior year third quarter was primarily driven by a decrease in average ticket of 1.1%, offset partially by an increase in comparable store transaction count of 0.5%. Comparable store sales were strongest in the West and Southeast regions and weakest in the Midwest, South Central and Northeast regions. The Company believes that economic conditions in the energy producing and agricultural markets negatively impacted consumer spending primarily in the Midwest and South Central regions. Additionally, lower demand for pre-season cold weather and heating related products negatively impacted sales primarily in the Northeast region. On a category basis, the Company continued to see strong demand for many everyday basic items, with the Livestock and Pet category generating a mid-single digit comparable store sales increase.

Sales from stores opened less than one year were $81.6 million in the third quarter of fiscal 2016, which represented a 5.5% increase over third quarter fiscal 2015 total net sales. For the third quarter of fiscal 2015, sales from stores opened less than one year were $78.2 million, which represented a 5.7% increase over third quarter fiscal 2014 total net sales.

The following chart summarizes our store growth for the fiscal three months ended September 24, 2016 and September 26, 2015:

	Fiscal three months ended
	September 24, 2016	September 26, 2015
Store Count, Beginning of Period	1,542	1,438
New Stores Opened	34	30
Stores Closed	(1)	(3)
Store Count, End of Period	1,575	1,465

Stores Relocated	1	1

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 24, 2016 and September 26, 2015:

	Fiscal three months ended
	September 24, 2016	September 26, 2015
Product Category:
Livestock and Pet	48%	46%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	18	19
Clothing and Footwear	6	6
Agriculture	5	6
Total	100%	100%

Index

Gross profit increased 4.5% to $535.3 million for the third quarter of fiscal 2016 from $512.2 million for the third quarter of fiscal 2015. As a percent of net sales, gross margin remained flat to prior year at 34.7%. The Company’s ongoing margin initiatives offset the unfavorable impact of a shift in mix of products sold and the impact of more competitive pricing to support targeted sales driving initiatives. Freight expense did not have a significant impact on the quarter. Lower diesel fuel prices and import container costs as well as a reduction in outbound stem miles were offset by higher domestic transportation costs due to a shift in product mix and higher average lane costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 5.4% to $393.3 million from $373.0 million in the third quarter of fiscal 2015. As a percent of net sales, SG&A increased to 25.5% in the third quarter of fiscal 2016 from 25.3% in the third quarter of fiscal 2015. The increase as a percentage of net sales was primarily attributable to the decline in comparable store sales and the incremental costs associated with the Company’s new distribution facilities. These increases were partially offset by strong expense control and lower year-over-year incentive compensation.

The effective income tax rate decreased to 36.5% in the third quarter of fiscal 2016 compared to 36.9% for the third quarter of fiscal 2015 due principally to the availability of federal and state tax incentives. The Company expects the full fiscal year 2016 effective tax rate will be approximately 36.7%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2016 increased 2.4% to $89.4 million, or $0.67 per diluted share, as compared to net income of $87.3 million, or $0.64 per diluted share, for the third quarter of fiscal 2015.

Fiscal Nine Months Ended September 24, 2016 and September 26, 2015
Net sales increased 6.2% to $4.86 billion for the first nine months of fiscal 2016 from $4.58 billion for the first nine months of fiscal 2015.  Comparable store sales for the first nine months of fiscal 2016 were $4.62 billion, a 1.1% increase over the first nine months of fiscal 2015. This compares to a 4.7% comparable store sales increase for the first nine months of fiscal 2015. For the first nine months of fiscal 2016, the comparable store sales increase was driven by growth in traffic counts and continued strong results in key C.U.E. products, principally animal and pet related merchandise. Seasonal categories performed well in the first fiscal quarter due to the early onset of warm weather but declined in the second and third fiscal quarters of the year due to cooler than average spring weather trends in the second fiscal quarter and lower demand for pre-season heating products in the third fiscal quarter. Additionally, the Company believes that economic conditions in the energy producing and agricultural markets have negatively impacted consumer spending primarily in the Midwest and South Central regions.

In addition to comparable store sales growth in the first nine months of fiscal 2016, sales from stores opened less than one year were $255.0 million for the first nine months of fiscal 2016, which represented a 5.6% increase over the first nine months fiscal 2015 total net sales. Sales from stores opened less than one year were $262.6 million for the first nine months of fiscal 2015, which represented a 6.4% increase over the first nine months fiscal 2014 total net sales.

The following chart summarizes our store growth for the fiscal nine months ended September 24, 2016 and September 26, 2015:

	Fiscal nine months ended
	September 24, 2016	September 26, 2015
Store Count, Beginning of Period	1,488	1,382
New Stores Opened	92	88
Stores Closed	(5)	(5)
Store Count, End of Period	1,575	1,465

Stores Relocated	2	4

Index

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 24, 2016 and September 26, 2015:

	Fiscal nine months ended
	September 24, 2016	September 26, 2015
Product Category:
Livestock and Pet	47%	45%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	20	21
Clothing and Footwear	6	7
Agriculture	5	5
Total	100%	100%

Gross profit increased 6.1% to $1.68 billion for the first nine months of fiscal 2016 from $1.58 billion for the first nine months of fiscal 2015.  As a percent of net sales, gross margin was flat at 34.5% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 as improvements in product margin were offset by increased transportation costs. Strong retail price and markdown management throughout the first nine months of the year resulted in an improved product margin despite an unfavorable shift in product mix and the impact of targeted sales driving initiatives in the second and third fiscal quarters. These improvements in gross margin were offset by higher freight expense due principally to an increase in inbound miles and domestic transportation costs, offset partially by lower diesel fuel prices and import container costs.

Total SG&A expenses, including depreciation and amortization, increased 6.7% to $1.18 billion in the first nine months of fiscal 2016 from $1.10 billion in the first nine months of fiscal 2015.  As a percent of net sales, SG&A expenses increased 20 basis points to 24.3% in the first nine months of fiscal 2016 from 24.1% in the first nine months of fiscal 2015.  SG&A expenses increased as a percentage of net sales due principally to lower comparable store sales than in the prior year period and increased costs associated with our new distribution facilities. These increases were partially offset by strong expense control and lower year-over-year incentive compensation expense.

For the first nine months of fiscal 2016, the effective income tax rate decreased to 36.7% compared to 37.1% for the first nine months of fiscal 2015. The decrease in the effective income tax rate was due principally to the availability of federal and state tax incentives. The Company expects the full year 2016 effective tax rate will be approximately 36.7%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2016 increased 5.0% to $313.5 million compared to $298.7 million in the first nine months of fiscal 2015.  Net income per diluted share for the first nine months of fiscal 2016 increased to $2.33 from $2.18 in the first nine months of fiscal 2015.

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

Index

Working Capital

At September 24, 2016, the Company had working capital of $917.5 million, which increased $149.3 million from December 26, 2015 and increased $152.4 million from September 26, 2015.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 24, 2016	December 26, 2015	Variance	September 26, 2015	Variance
Current assets:
Cash and cash equivalents	$55.5	$63.8	$(8.3)	$51.4	$4.1
Inventories	1,489.9	1,284.4	205.5	1,414.6	75.3
Prepaid expenses and other current assets	68.0	87.5	(19.5)	64.8	3.2
Income taxes receivable	16.3	3.8	12.5	—	16.3
	1,629.7	1,439.5	190.2	1,530.8	98.9
Current liabilities:
Accounts payable	484.0	427.2	56.8	527.1	(43.1)
Accrued employee compensation	17.6	42.7	(25.1)	27.5	(9.9)
Other accrued expenses	199.3	195.0	4.3	192.3	7.0
Current portion of long-term debt	10.0	—	10.0	—	10.0
Current portion of capital lease obligation	1.3	0.9	0.4	0.5	0.8
Income taxes payable	—	5.5	(5.5)	18.3	(18.3)
	712.2	671.3	40.9	765.7	(53.5)
Working capital	$917.5	$768.2	$149.3	$765.1	$152.4

In comparison to December 26, 2015, working capital as of September 24, 2016 was impacted most significantly by changes in our inventories, accounts payable and accrued employee compensation.

•	The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase for normal seasonal patterns.

•	The decrease in accrued employee compensation is a result of the timing of payroll and incentive compensation accruals.

In comparison to September 26, 2015, working capital as of September 24, 2016 was impacted most significantly by changes in our inventories, accounts payable and tax positions.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and to support the new southwest distribution center which began receiving product from our vendors in October 2015. Accounts payable decreased principally due to the timing of payments.

•	The fluctuation in our income tax position is a result of the timing of income tax payments.

Index

Operating Activities

Operating activities provided net cash of $274.0 million and $243.5 million in the first nine months of fiscal 2016 and fiscal 2015, respectively.  The $30.5 million increase in net cash provided by operating activities in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 24, 2016	September 26, 2015	Variance
Net income	$313.5	$298.7	$14.8
Depreciation and amortization	103.3	90.7	12.6
Share-based compensation expense	17.3	14.8	2.5
Excess tax benefit of stock options exercised	(11.6)	(17.0)	5.4
Deferred income taxes	2.0	(22.8)	24.8
Inventories and accounts payable	(148.8)	(142.8)	(6.0)
Prepaid expenses and other current assets	19.5	1.6	17.9
Accrued expenses	(22.4)	(8.7)	(13.7)
Income taxes	(6.4)	22.8	(29.2)
Other, net	7.6	6.2	1.4
Net cash provided by operating activities	$274.0	$243.5	$30.5

The $30.5 million increase in net cash provided by operating activities in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 resulted from incremental profitability. The net impact of income taxes, prepaid expenses and other accrued expenses did not have a significant impact on the change in cash.

Investing Activities

Investing activities used cash of $166.8 million and $163.1 million in the first nine months of fiscal 2016 and fiscal 2015, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first nine months of fiscal 2016 and fiscal 2015 were as follows (in millions):

	Fiscal nine months ended
	September 24, 2016	September 26, 2015
New and relocated stores and stores not yet opened	$88.0	$66.9
Existing stores	37.4	13.8
Information technology	30.7	20.8
Distribution center capacity and improvements	10.9	61.3
Corporate and other	0.2	0.7
Total capital expenditures	$167.2	$163.5

The above table reflects 92 new stores in the first nine months of fiscal 2016 compared to 88 new stores during the first nine months of fiscal 2015. We expect to open approximately 113 new stores during fiscal 2016 compared to 114 new stores in fiscal 2015. The increase in store related expenditures is due principally to a higher mix of retrofit new store construction as well as costs in our existing stores to upgrade to more energy efficient LED lighting. The decrease in spending on distribution center capacity and improvements in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 is primarily due to the construction of two mixing centers in Texas and our new southwest distribution center in Arizona, all of which opened during fiscal 2015.

Index

Financing Activities

Financing activities used cash of $115.5 million and $80.1 million in the first nine months of fiscal 2016 and fiscal 2015, respectively. The $35.4 million change in net cash used in financing activities in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 is due to changes in the following financing activities (in millions):

	Fiscal nine months ended
	September 24, 2016	September 26, 2015	Variance
Net borrowings and repayments under senior credit facilities	$145.0	$190.0	$(45.0)
Excess tax benefit of stock options exercised	11.6	17.0	(5.4)
Repurchase of common stock	(215.7)	(244.0)	28.3
Net proceeds from issuance of common stock	37.4	36.4	1.0
Cash dividends paid to stockholders	(90.8)	(76.2)	(14.6)
Other, net	(3.0)	(3.3)	0.3
Net cash used in financing activities	$(115.5)	$(80.1)	$(35.4)

The $35.4 million change in net cash used in financing activities in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 is due to a decrease in borrowings, net of repayments, under our senior credit facilities as well as an increase in dividends paid, partially offset by a decrease in repurchases of our common stock.

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015 and September 26, 2015.

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

As of September 24, 2016, the Company had outstanding total borrowings of $295.0 million under the 2016 Senior Credit Facility consisting of $195.0 million in borrowings under the term loan and $100.0 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.2 million at September 24, 2016. Additionally, there were $44.4 million of outstanding letters of credit under the 2016 Senior Credit Facility as of September 24, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.500% at September 24, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.522% at September 24, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at September 24, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at September 24, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Index

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 24, 2016, the Company was in compliance with all debt covenants.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million and $190.0 million as of December 26, 2015 and September 26, 2015, respectively. In addition, there were $48.7 million and $42.8 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015 and September 26, 2015, respectively.

Interest Rate Swap

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5. As of September 24, 2016, the notional amount of the interest rate swap was $195.0 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.4 million shares of common stock under the share repurchase program during both the third quarters of fiscal 2016 and 2015, for a total cost of $108.8 million and $119.4 million, respectively. During the first nine months of fiscal 2016 and fiscal 2015, the Company repurchased 2.7 million and 2.9 million shares under the share repurchase program for a total cost of $215.7 million and $244.0 million, respectively. As of September 24, 2016, the Company had remaining authorization under the share repurchase program of $355.0 million, exclusive of any fees, commissions, or other expenses.

Dividends

During the first nine months of fiscal 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

Index

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On October 31, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock.  The dividend will be paid on November 29, 2016 to stockholders of record as of the close of business on November 14, 2016.

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

Significant Contractual Obligations and Commercial Commitments

At September 24, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

The Company entered into a new senior credit facility in February 2016 as discussed in Note 5 to the Unaudited Condensed Consolidated Financial Statements. There have been no other material changes in our contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2015.

At September 24, 2016, there were $44.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are

Index

effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is currently assessing the impact the adoption of these standards will have on our Consolidated Financial Statements and related disclosures, including which transition method it will adopt.

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

Index

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swap would have affected interest expense by less than $0.1 million in each of the three months ended September 24, 2016 and September 26, 2015, respectively, and $0.8 million and $0.5 million in the nine months ended September 24, 2016 and September 26, 2015, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 24, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 24, 2016, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 26, 2016 - July 23, 2016	65,931	$91.84	65,931	$457,745,119
July 24, 2016 - August 20, 2016	341,333	86.59	341,333	428,192,692
August 21, 2016 - September 24, 2016	1,002,388	73.00	1,002,388	355,034,384
Total	1,409,652	$77.17	1,409,652	$355,034,384

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2016, filed with the Securities and Exchange Commission on November 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 24, 2016, December 26, 2015 and September 26, 2015, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended

Index

September 24, 2016 and September 26, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and nine months ended September 24, 2016 and September 26, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 24, 2016 and September 26, 2015, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 3, 2016	By:	/s/ Anthony F. Crudele
Anthony F. Crudele
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)