Form 10-K
period 2016-12-31
TRACTOR SUPPLY CO /DE/
filed 2017-02-23
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.6 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 28, 2017
Common Stock, $.008 par value	130,725,876
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, weather conditions, the seasonal nature of the business, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on the business, competition, effective merchandising and marketing initiatives, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of the Company’s information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of new supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company (the “Company” or “we”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply and Petsense and operate websites under the names TractorSupply.com and Petsense.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

Tractor Supply Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 31, 2016, we operated 1,738 retail stores in 49 states (1,595 Tractor Supply and Del’s retail stores and 143 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space.

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

Customer Service
We are committed to providing our customers reliable product availability and a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs as well as the specialty items needed to complete their rural lifestyle projects.  We also engage with our customers through an e-commerce website (TractorSupply.com), which provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  Additionally, we maintain a customer solutions center at our Store Support Center located in Brentwood, Tennessee to support our in-store and online customers as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty and repeat shopping.

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

Store Environment
Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily re-allocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores.  Informative signs are located in key product categories to assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and enhance the shopping experience. Also, our store team members wear highly visible red vests, aprons or smocks with nametags, and our customer service and checkout counters are conveniently located near the front of the store.

Merchandising and Purchasing
We offer an extensive assortment of products for those seeking to enjoy the Out Here lifestyle, as well as tradesmen and small businesses.  Our product assortment is tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with an average of 16,000 to 20,000 products per store.  No one product accounted for more than 10% of our sales during 2016. Our comprehensive selection of merchandise is comprised of the following major product categories:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

The following chart indicates the percentage of net sales represented by each of our major product categories during fiscal 2016, 2015 and 2014:

	Percent of Net Sales
Product Category:	2016	2015	2014
Livestock and Pet	46%	44%	44%
Hardware, Tools, Truck and Towing	22	23	22
Seasonal, Gift and Toy Products	19	20	20
Clothing and Footwear	8	8	9
Agriculture	5	5	5
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, and edible (“C.U.E.”) products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as heating, pest control and twine.

Index

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a group of approximately 850 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2016.  Approximately 300 core vendors accounted for 90% of our merchandise purchases during fiscal 2016.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

Our buying teams focus on merchandise procurement, vendor line reviews and testing of new products and programs.  We also employ a dedicated inventory management team that focuses exclusively on forecasting and inventory replenishment, a committed merchandise planning team that concentrates on assortment planning and a specialized pricing team that seeks to optimize market-specific pricing for our products.  Through the combined efforts of these teams, we continue to focus on improving our overall inventory productivity and in-stock position.

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

Our exclusive brands represented approximately 32% of our total sales in fiscal 2016 and approximately 31% of our total sales in fiscal 2015 and fiscal 2014. Our exclusive brands include:

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

Distribution
We currently operate a distribution network for supplying stores with merchandise and delivering product ordered through TractorSupply.com. In fiscal 2016, our Tractor Supply stores received approximately 75% of merchandise through this network while the remaining merchandise shipped directly to the stores from our vendors. We believe this flow facilitates the prompt and efficient distribution of merchandise in order to enhance in-stocks, minimize freight costs and improve the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas, and Washington, represent total distribution capacity of 5.0 million square feet. In fiscal 2017, we plan to begin construction on a new northeast distribution

Index

center as well as an expansion of our existing distribution center in Waverly, Nebraska which will provide additional distribution capacity once construction is completed.

We select the locations of our distribution facilities in an effort to minimize logistics costs and optimize the distance from distribution facilities to our stores. Our distribution centers utilize warehouse and labor management tools that support the planning, control and processing of inventory. We manage our inbound and outbound transportation activity in-house through the use of a transportation management system.  We utilize multiple common carriers for store and direct to customer deliveries. We manage our transportation costs through carrier negotiations, the monitoring of transportation routes, and the scheduling of deliveries.

Marketing
We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail and e-mail, as well as digital and social media offerings.  Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, and point-of-purchase materials for customer education and product knowledge for our team members.

Omni-Channel
We communicate with our customers across multiple touch points including our stores, e-commerce website (TractorSupply.com), e-mail, social media, direct mail and our customer call center.  Our goal is to be available at any time and in any way our customers choose to engage with our brand.  Connecting with consumers online provides the opportunity for customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  We give our customers the ability to purchase products and have them shipped to one of our retail stores, their homes or offices. In 2016, we also began offering in certain stores an option to buy online and pick up in store.  We believe our e-commerce capabilities further enhance customer service and extend our market to areas where our retail stores are not currently located. We maintain a fulfillment center within our Franklin, Kentucky distribution center to support our e-commerce activities. Additionally in 2016, we continued to invest in our omni-channel platform through expanded capabilities related to fulfillment options, product information and site research. We are focused on delivering an enhanced mobile and tablet experience, improving the site response time and expanding our product offerings for vendor direct to customer shipments.

Petsense
On September 29, 2016, we acquired Petsense, a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 31, 2016, we operated 143 Petsense stores in 26 states. The Petsense name is registered with the USPTO. Our two HomeTown Pet stores were converted to Petsense stores in fiscal 2017.

Management and Team Members
As of December 31, 2016, we employed approximately 13,000 full-time and 13,000 part-time team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

At the end of fiscal 2016, our store operations were organized into eleven regions.  Each region is led by a regional director or vice president, and the region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of various bonus incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company.

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

Management Information and Control Systems
We have invested considerable resources in our management information and control systems to support superior customer service, manage the purchase, pricing and distribution of our merchandise, improve our operating efficiencies and support online operations. Our key management information and control systems include a point-of-sale system, an e-commerce platform, a supply chain management and replenishment system, a transportation management system, warehouse and labor management tools, a price optimization system, a vendor purchase order control system and a merchandise presentation system. These systems are integrated through an enterprise resource planning (“ERP”) system.  This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

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

Growth Strategy

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via omni-channel enhancements, tying together our website product content, social media, digital and online shopping experience, and (6) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 9.9%. We plan to open approximately 100 new Tractor Supply and 25 to 30 new Petsense stores in fiscal 2017, a selling square footage increase of approximately 6.6%.  In fiscal 2016, we opened 113 new Tractor Supply stores and began operating 143 Petsense stores as compared to 114 new Tractor Supply stores in fiscal 2015. This represents a selling square footage increase of approximately 10.8% during fiscal 2016 and 8.0% during fiscal 2015.

At December 31, 2016, we operated 1,738 retail stores in 49 states (1,595 Tractor Supply and Del’s retail stores and 143 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 900 additional markets for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores. Approximately 54% of our Tractor Supply stores are in freestanding buildings and 46% are located in strip shopping centers.  We lease approximately 94% of our stores and own the remaining 6%.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, fulfillment options, price, quality of merchandise, in-stock consistency, merchandise assortment and presentation, product knowledge and customer service. We compete with general merchandise retailers, home center retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized

Index

market niche for customers living the rural lifestyle. See further discussion of competition in 1A, “Risk Factors” of this Annual Report on Form 10-K.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, heavy rain and droughts, have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state and local laws and regulations, enacted or adopted, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, LED lighting, high efficiency heating/air conditioning systems in our stores, and recycling programs in our stores, distribution facilities and the Store Support Center. Our Store Support Center, opened in 2014, and our distribution center in Casa Grande, Arizona, opened in 2015, were each awarded LEED (Leadership in Energy and Environmental Design) Silver certification for environmentally sustainable design, construction and operation.  We also installed solar arrays at the Store Support Center in Brentwood, Tennessee and our store in Hendersonville, Tennessee.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2017.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	Chief Executive Officer	61
Steve K. Barbarick	President – Chief Merchandising Officer	49
Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer	60
Benjamin F. Parrish, Jr.	Executive Vice President – General Counsel and Corporate Secretary	60
Chad M. Frazell	Senior Vice President – Human Resources	44
Robert D. Mills	Senior Vice President – Chief Information Officer	44

Gregory A. Sandfort has served as Chief Executive Officer since December 2012. He served as President and Chief Executive Officer of the Company from December 2012 to May 2016. Prior to that time, he served as President and Chief Operating Officer of the Company since February 2012. Mr. Sandfort previously served as President and Chief Merchandising Officer of the Company since February 2009, after having served as Executive Vice President – Chief Merchandising Officer of the Company since November 2007.  Mr. Sandfort served as President and Chief Operating Officer at Michaels Stores, Inc. from March 2006 to August 2007 and as Executive Vice President – General Merchandise Manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort has served as a director of the Company since February 2013.

Steve K. Barbarick has served as President and Chief Merchandising Officer since May 2016, prior to which he served as Executive Vice President – Chief Merchandising Officer for the Company since September 2012. Prior to that time, he served as Senior Vice President – Merchandising since February 2011. Mr. Barbarick previously served as Vice President – Merchandising since June 2009, after having served as Vice President and Divisional Merchandise Manager since 2003.

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

Benjamin F. Parrish, Jr. has served as Executive Vice President – General Counsel and Corporate Secretary of the Company since February 2016, after having served as Senior Vice President – General Counsel and Corporate Secretary of the Company since October 2010.  Mr. Parrish previously served as Executive Vice President and General Counsel of MV Transportation, Inc. from September 2008 until he joined the Company.  He served as Senior Vice President and General Counsel of Central Parking Corporation from 1998 to 2008.

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

We make available, free of charge through our Internet website, TractorSupply.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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
Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

Index

Failure to protect our reputation could have a material adverse effect on our brand name.
Our success depends in part on the value and strength of the Tractor Supply name. The Tractor Supply name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusation of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

We may be unable to increase sales at our existing stores.
We experience fluctuations in our comparable store sales, defined as sales in stores which have been open for at least twelve months.  Various factors affect comparable store sales, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, the timing of promotional events, the release of new merchandise, the success of marketing programs and weather conditions.  These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

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
Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain and droughts, have impacted operating results. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions as a result of store closings or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Our merchandising and marketing initiatives may not provide expected results.
We believe our past performance has been based on, and future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends and consumer preferences and expectations. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory price reductions that have a material adverse effect on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse impact on operating results and financial condition.

Index

Capital required for growth may not be available
The construction or acquisition of new stores, store support center facilities, distribution facilities or other facilities, the remodeling and renovation of existing facilities and investments in information technology require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our senior credit facility (as discussed in Note 5 to the Consolidated Financial Statements) is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it difficult for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending practices could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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

Although we have a rigorous real estate site selection and approval process, there can be no assurance that our new store openings will be successful or result in incremental sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of net sales than our more mature stores. As we continue to open new stores, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, if at all, as well as from the impact of related pre-opening costs.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet our expectations and, therefore, adversely affect our financial performance.

Index

Competition may hinder our ability to execute our business strategy and adversely affect our operations.
We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

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

We rely on foreign manufacturers for various products that we sell.  In addition, many of our domestic suppliers purchase a portion of their products from foreign sources.  As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products.  If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional United States quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

The results of the November 2016 elections in the United States have introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the United States and other countries. We source a significant portion of our merchandise from manufacturers located outside the United States, primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

We are subject to personal injury, workers’ compensation, product liability and other claims in the ordinary course of business.
Our business involves a risk of personal injury, workers’ compensation, product liability and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties and damage to our reputation. We maintain general liability and workers’ compensation insurance with a self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance as well as the property owners of our leased buildings.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers and landlords and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ or landlords’ indemnity will be available or sufficient in any claims brought against us.

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

Index

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
We receive certain personal and other confidential information about our customers, employees and vendors. We also rely on business partners to provide services to us that may include important business information or data about our customers, employees and vendors. In addition, our online operations at TractorSupply.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain substantial security measures to protect and to prevent unauthorized access to such information, it is possible that unauthorized parties (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures and obtain and misuse the personal information of customers, employees and vendors that we hold or other confidential Company data. It is possible that such a compromise could go undetected by us. Such an occurrence could materially adversely affect our reputation with our customers, employees, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in significant legal and financial exposure beyond the scope or limits of insurance coverage. Moreover, a security breach could require that we expend significant additional resources to respond to the breach and could result in a disruption of our operations.

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

Index

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
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $3 billion through December 2020, we may discontinue this program at any time.

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

We are also subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Failure to comply with the FCPA and similar laws could subject us to, among other things,

Index

penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Potential noncompliance with environmental regulations could materially impact our results of operations or financial condition.
Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters.  Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities.  We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. Any of these events could have a material adverse effect on our results of operations or financial condition.

Effective tax rate changes and results of examinations by taxing authorities could materially impact our results.
Our future effective tax rates could be adversely affected by legislative tax reform, changes in statutory rates or changes in tax laws, or interpretations thereof. Additionally, our future effective tax rates could be adversely affected by the earnings mix being lower than historical results in states where we have lower statutory rates and higher than historical results in states where we have higher statutory rates or by changes in the measurement of our deferred tax assets and liabilities.

We are subject to periodic audits and examinations by the Internal Revenue Service (“IRS”), as well as state and local taxing authorities. Like many retailers, a portion of our sales are to tax-exempt customers. The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex compliance environment.  These circumstances create risk that we could be challenged as to the propriety of our sales tax compliance. Our results could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

At December 31, 2016, the Company operated 1,738 stores in 49 states.  The Company leases approximately 94% of its stores, two distribution sites, its Merchandising Innovation Center (planogram) located in Nashville, Tennessee, as well as the Petsense corporate headquarters located in Scottsdale, Arizona.  Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to Company operations.

Index

The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	196	New Hampshire	21
Pennsylvania	89	Kansas	20
North Carolina	89	Maine	19
Ohio	87	Colorado	19
Tennessee	87	Massachusetts	19
Michigan	81	Wisconsin	17
Georgia	79	Connecticut	17
New York	76	Nebraska	15
Kentucky	63	Utah	15
Florida	58	Illinois	14
Virginia	54	New Jersey	13
Indiana	54	North Dakota	13
Alabama	52	Minnesota	10
Oklahoma	51	Iowa	9
California	50	South Dakota	7
South Carolina	42	Vermont	7
Louisiana	36	Wyoming	7
Arkansas	35	Montana	6
Mississippi	34	Delaware	5
Arizona	32	Idaho	4
West Virginia	27	Oregon	4
New Mexico	27	Rhode Island	4
Missouri	25	Hawaii	2
Washington	24	Nevada	2
Maryland	21
			1,738

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	422,000	Owned
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington	64,000	Leased
Longview, Texas (b)	63,000	Owned
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

Index

In fiscal 2017, we plan to begin construction on a new northeast distribution center, as well as an expansion of our existing distribution center in Waverly, Nebraska, which will provide additional distribution capacity once construction is completed.

Item 3.        Legal Proceedings

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more.  We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency.  The Company has received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California.  The Company is currently working with Yolo County and other district attorneys in California to resolve alleged instances of noncompliance with applicable regulations.  The matter is still ongoing and the ultimate outcome cannot be determined at this time; however, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Tractor Supply Company’s common stock trades on The Nasdaq Global Select Market under the symbol “TSCO”.

The table below sets forth the high and low sales prices of our common stock as reported by The Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2016		2015
	High	Low	High	Low
First Quarter	$90.76	$78.05	$90.49	$74.52
Second Quarter	$97.25	$86.44	$93.99	$83.70
Third Quarter	$95.39	$66.77	$96.28	$75.00
Fourth Quarter	$78.17	$61.50	$94.00	$80.06

As of February 3, 2017, the number of record holders of our common stock was 607 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was 115,000.

Index

Common Stock Dividends

During 2016 and 2015, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 31, 2016	$0.24	November 14, 2016	November 29, 2016
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

November 2, 2015	$0.20	November 16, 2015	December 1, 2015
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s common stock.  The dividend will be paid on March 14, 2017, to stockholders of record as of the close of business on February 27, 2017.

Index

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On October 31, 2016, the Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to $3 billion, exclusive of any fees, commissions, or other expenses related to such repurchases and extended the program through December 31, 2020. Additionally, the Company withholds shares from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2016 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,194,323	$83.68	1,184,087	$471,601,257
Second Quarter	86,794	89.90	86,794	463,799,558
Third Quarter	1,409,652	77.17	1,409,652	355,034,384

Fourth Quarter:
9/25/16 – 10/22/16	1,200,000	67.41	1,200,000	274,166,426
10/23/16 – 11/19/16 (b)	377,136	64.92	377,136	1,249,687,202
11/20/16 – 12/31/16	140,000	76.05	140,000	1,239,042,973
	1,717,136	67.56	1,717,136	1,239,042,973

As of December 31, 2016	4,407,905	$75.44	4,397,669	$1,239,042,973
(a) The total number of shares purchased and average price paid per share include shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements of 10,236 during the first quarter.
(b) The Board authorized a $1 billion increase to its existing share repurchase program, bringing the total amount authorized to date under the program to $3 billion. The program, established in February 2007, has been extended through December 31, 2020.

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

Any additional stock repurchase programs will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.  The program may be limited or terminated at any time, without prior notice.

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

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011 to December 31, 2016 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016
Tractor Supply Company	$100.00	$126.76	$222.22	$233.15	$260.81	$236.19
S&P 500	$100.00	$114.07	$152.98	$177.08	$178.44	$198.18
S&P Retail Index	$100.00	$123.80	$182.90	$203.34	$256.45	$271.66

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)(b)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2016	2015	2014	2013	2012
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Operating Results:
Net sales	$6,779,579	$6,226,507	$5,711,715	$5,164,784	$4,664,120
Gross profit	2,325,202	2,143,174	1,950,415	1,753,609	1,566,054
Selling, general and administrative expenses	1,488,164	1,369,097	1,246,308	1,138,934	1,040,287
Depreciation and amortization	142,958	123,569	114,635	100,025	88,975
Operating income	694,080	650,508	589,472	514,650	436,792
Interest expense, net	5,810	2,891	1,885	557	1,055
Income before income taxes	688,270	647,617	587,587	514,093	435,737
Income tax expense	251,150	237,222	216,702	185,859	159,280
Net income	$437,120	$410,395	$370,885	$328,234	$276,457
Net income per share – basic (c)	$3.29	$3.03	$2.69	$2.35	$1.94
Net income per share – diluted (c)	$3.27	$3.00	$2.66	$2.32	$1.90

Weighted average shares – diluted (c)	133,813	136,845	139,435	141,723	145,514
Dividends declared per common share outstanding	$0.92	$0.76	$0.61	$0.49	$0.36

Operating Data (percent of net sales):
Gross margin	34.3%	34.4%	34.1%	34.0%	33.6%
Selling, general and administrative expenses	22.0%	22.0%	21.8%	22.1%	22.3%
Operating income	10.2%	10.4%	10.3%	10.0%	9.4%
Net income	6.4%	6.6%	6.5%	6.4%	6.0%
Store, Sales and Other Data:
Stores open at end of year	1,738	1,488	1,382	1,276	1,176
Comparable store sales increase (d)	1.6%	3.1%	3.8%	4.8%	5.3%
New store sales (as a % of net sales) (e)	5.6%	5.6%	6.2%	5.4%	5.9%
Average transaction value	$44.42	$44.87	$44.84	$44.48	$44.40
Comparable store average transaction value (decrease) increase (c)	(0.9)%	(0.2)%	0.6%	—%	2.0%
Comparable store average transaction count increase (d)	2.6%	3.3%	3.2%	4.7%	3.0%
Total selling square footage (000’s)	26,511	23,938	22,176	20,470	18,893
Total team members	26,000	23,000	21,100	19,200	17,300
Capital expenditures (000’s)	$226,017	$236,496	$160,613	$218,200	$152,924
Balance Sheet Data (at end of period):
Average inventory per store (f)	$741.7	$820.1	$752.7	$723.5	$727.4
Inventory turns	3.19	3.23	3.32	3.29	3.28
Working capital (g)	$740,615	$768,177	$670,897	$677,107	$569,547
Total assets	$2,674,942	$2,370,826	$2,034,571	$1,903,391	$1,706,808
Long-term debt, less current portion (h)	$289,769	$166,992	$4,957	$1,200	$1,242
Stockholders’ equity	$1,453,218	$1,393,294	$1,293,561	$1,246,894	$1,024,974
(a) Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  Fiscal year 2016 consisted of 53 weeks while all other fiscal years consisted of 52 weeks.
(b) Beginning in the fourth quarter ended December 31, 2016, selected financial and operating information includes the consolidation of Petsense, unless otherwise noted.
(c) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income.  Diluted net income per share is calculated using the treasury stock method for stock options and restricted stock units.
(d) Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Beginning in fiscal 2015, stores closed during the year are removed from our comparable store metrics calculations. This change in the calculation methodology did not have a material impact on the comparable store metrics reported in prior periods presented due to the minimal number of stores closed in those periods. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Petsense stores are not considered comparable stores until 12 months after the date of acquisition.
(e) New stores sales metrics are based on stores open for less than one year.
(f) Assumes average inventory cost, excluding inventory in-transit.
(g) Working capital for 2016 and 2015 reflects deferred tax assets as non-current as a result of the adoption of ASU 2015-17 (which is discussed in Note 15 to the Consolidated Financial Statements). Years prior to 2015 have not been adjusted to reflect the adoption of this guidance.
(h) Long-term debt includes amounts outstanding under the Company’s senior credit facility and capital lease obligations, excluding the current portions.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 31, 2016 (our fiscal years 2016, 2015 and 2014). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

Overview

Founded in 1938, Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 31, 2016, we operated 1,738 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply and Petsense. We also operate websites under the names TractorSupply.com and Petsense.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Our current and long-term growth strategy is to:  (1) expand domestic geographic market presence through opening new retail stores, (2) enhance financial performance through comparable store sales growth achieved through targeted merchandising and marketing programs with an “everyday value price” philosophy supported by strong customer service, (3) enhance product margin through strategic product sourcing, inventory and markdown management, a strong exclusive brand offering, and optimization of product pricing and transportation costs, (4) leverage operating costs by focusing on opportunities for continuous improvement and elimination of waste in all of our processes, (5) expand market opportunities via omni-channel enhancements, tying together our website product content, social media, digital and online shopping experience, and (6) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Over the past five years, we have experienced considerable growth in stores, growing from 1,085 stores at the end of 2011 to 1,738 stores (1,595 Tractor Supply and Del’s retail stores and 143 Petsense retail stores) at the end of fiscal 2016, and in sales, with a compounded annual growth rate of approximately 9.9%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 900 additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores.

Executive Summary

In 2016, we opened 113 new Tractor Supply stores in 37 states and began operating 143 Petsense stores in 26 states, as compared to 114 new Tractor Supply stores in 2015, resulting in a selling square footage increase of approximately 10.8% in fiscal 2016 and approximately 8.0% in fiscal 2015.

Net sales increased 8.9% to $6.78 billion in fiscal 2016 from $6.23 billion in fiscal 2015. Comparable store sales increased 1.6% in fiscal 2016 versus a 3.1% increase in fiscal 2015. Gross profit increased 8.5% to $2.33 billion in fiscal 2016 from $2.14 billion in fiscal 2015, and gross margin decreased 10 basis points to 34.3% of net sales in fiscal 2016 from 34.4% of net sales in fiscal 2015. Operating income decreased 20 basis points to 10.2% of net sales in fiscal 2016 from 10.4% of net sales in fiscal 2015. In fiscal 2016, diluted earnings per share grew 9.0% to $3.27 compared to $3.00 in fiscal 2015.

We ended the year with $53.9 million in cash and outstanding debt of $275.0 million, after returning $454.0 million to our stockholders through stock repurchases and dividends.

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

A 10% change in our impairment reserve as of December 31, 2016, would have affected net income by approximately $0.5 million in fiscal 2016.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Shrinkage
We perform physical inventories at least once a year for each store that has been open more than 12 months, and we have established a reserve for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.

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

A 10% change in our shrinkage reserve as of December 31, 2016, would have affected net income by approximately $1.4 million in fiscal 2016.

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

During interim periods, the amount of volume rebates is estimated based upon initial commitments and anticipated purchase levels with applicable vendors.

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

We have not made any material changes in the accounting methodology used to establish our vendor funding reserves in the financial periods presented.

At the end of each fiscal year, a significant portion of the actual purchase activity is known.  Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor funding.

We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2016.

If a 10% reserve had been applied against our outstanding vendor funding due as of December 31, 2016, net income would have been affected by approximately $1.3 million in fiscal 2016.

Although it is unlikely that there will be any significant reduction in historical levels of vendor funding, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 31, 2016, net income would have been affected by approximately $6.9 million in fiscal 2016.

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

A 10% change in our self-insurance reserves as of December 31, 2016, would have affected net income by approximately $3.5 million in fiscal 2016.

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

A 10% change in our sales tax audit reserve as of December 31, 2016, would have affected net income by approximately $0.7 million in fiscal 2016.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Tax Contingencies:
Our income tax returns are periodically audited by United States federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for uncertain tax positions taken or expected to be taken in a tax return. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

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

A 10% change in our uncertain tax position reserve as of December 31, 2016 would have affected net income by approximately $0.1 million in fiscal 2016.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Impairment of Long-Lived Assets:
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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
Impairment of Goodwill and Other Indefinite-Lived Intangible Assets:
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value.

The quantitative test for goodwill impairment is a two-step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded to the Company’s operations. We determine fair values for each reporting unit using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

Our impairment loss calculation contains uncertainties because they require management to make assumptions and to apply judgment to qualitative factors as well as estimate future cash flows and asset fair values, including forecasting prospective financial information and selecting the discount rate that reflects the risk inherent in future cash flows.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate indefinite-lived asset impairment losses. None of these estimates and assumptions are significantly sensitive, and a 10% change in any of these estimates would not have a material impact on our analysis.  However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2016 and 2015 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016 (a)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Net sales	$1,467,797	$1,852,534	$1,542,706	$1,916,542	$6,779,579
Gross profit	494,444	649,222	535,274	646,262	2,325,202
Operating income	108,195	249,249	142,020	194,616	694,080
Net income	67,668	156,425	89,444	123,583	437,120

Net income per share:
Basic	$0.51	$1.17	$0.67	$0.94	$3.29
Diluted	$0.50	$1.16	$0.67	$0.94	$3.27

Comparable store sales increase (decrease) (b)	4.9%	(0.5)%	(0.6)%	3.1%	1.6%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,331,352	$1,772,900	$1,475,645	$1,646,610	$6,226,507
Gross profit	444,605	625,320	512,248	561,001	2,143,174
Operating income	92,847	245,165	139,208	173,288	650,508
Net income	58,040	153,331	87,312	111,712	410,395

Net income per share:
Basic	$0.43	$1.13	$0.64	$0.83	$3.03
Diluted	$0.42	$1.12	$0.64	$0.82	$3.00

Comparable store sales increase (decrease) (b)	5.7%	5.6%	2.9%	(1.4)%	3.1%
(a) Beginning in the fourth quarter ended December 31, 2016, selected financial and operating information includes the consolidation of Petsense, unless otherwise noted.
(b) Comparable store metrics are calculated using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Closed stores are removed from our comparable store metrics calculations. Stores relocated during the periods being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Petsense stores are not considered comparable stores until 12 months after the date of acquisition.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	65.7	65.6	65.9
Gross margin (a)	34.3	34.4	34.1
Selling, general and administrative expenses(a)	22.0	22.0	21.8
Depreciation and amortization	2.1	2.0	2.0
Operating income	10.2	10.4	10.3
Interest expense, net	0.1	—	—
Income before income taxes	10.1	10.4	10.3
Income tax provision	3.7	3.8	3.8
Net income	6.4%	6.6%	6.5%
(a) Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution network in cost of merchandise sold and others (like our Company) exclude a portion of these distribution network costs from gross margin and instead include them in selling, general and administrative expenses; refer to Note 1 – Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Fiscal 2016 Compared to Fiscal 2015

Net sales increased 8.9% to $6.78 billion in fiscal 2016 from $6.23 billion in fiscal 2015. The fourth quarter included an extra sales week as a part of the Company’s 53-week calendar in 2016, which represented 1.6% of the overall 8.9% sales increase over prior year. Comparable store sales for fiscal 2016 were $6.41 billion, a 1.6% increase over fiscal 2015. This compares to a 3.1% comparable store sales increase in the prior year. The comparable store transaction count increased 2.6%, while comparable store average ticket decreased 0.9% for fiscal 2016.

Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Stores closed during the year are removed from our comparable store metrics calculations. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Petsense stores are not considered comparable stores until 12 months after the date of acquisition.

The comparable store sales increase was driven by an increase in traffic counts and the year-round strength of consumable, usable, and edible ("C.U.E.") products, principally animal- and pet-related merchandise. Livestock equipment and hardline products such as fencing and trailers also performed well throughout the year. The full year sales performance was negatively impacted by unpredictable weather patterns during the spring selling season and unseasonably warm weather in the key cold months of the year which drove softness in cold weather seasonal categories and big ticket items such as log splitters and stoves. Additionally, the Company believes that economic conditions in the energy producing markets negatively impacted consumer spending primarily in the Midwest and South Central regions.

In addition to comparable store sales growth in fiscal 2016, sales from stores opened less than one year, including Petsense, were $378.9 million in fiscal 2016, which represented 6.1 percentage points of the 8.9% increase over fiscal 2015 net sales. Sales from stores opened less than one year were $351.0 million in fiscal 2015, which represented 6.1 percentage points of the 9.0% increase over fiscal 2014 net sales.

The following chart summarizes our store growth during fiscal 2016 and 2015:

Tractor Supply	2016	2015
Store count, beginning of period	1,488	1,382
New stores opened	113	114
Stores closed	(6)	(8)
Store count, end of period	1,595	1,488
Petsense
Beginning of period	—	—
Stores acquired	136	—
New stores opened	8	—
Stores closed	(1)	—
End of period	143	—
Consolidated end of period	1,738	1,488

Stores relocated	3	6

Index

The following chart indicates the percentage of net sales represented by each of our major product categories during fiscal 2016 and 2015:

	Percent of Net Sales
Product Category:	2016	2015
Livestock and Pet	46%	44%
Hardware, Tools, Truck and Towing	22	23
Seasonal, Gift and Toy Products	19	20
Clothing and Footwear	8	8
Agriculture	5	5
Total	100%	100%

Gross profit increased 8.5% to $2.33 billion in fiscal 2016 compared to $2.14 billion in fiscal 2015.  As a percent of net sales, gross margin decreased 10 basis points to 34.3% for fiscal 2016 compared to 34.4% for fiscal 2015.  This decrease in gross margin percentage principally reflects a higher mix of C.U.E. products, which generally carry below chain average gross margin, partially offset by benefits from our key margin driving initiatives. Freight expense as a percent of net sales experienced a marginal increase in fiscal 2016 as compared to the prior year due principally to an increase in inbound miles and domestic transportation costs, partially offset by lower diesel fuel prices and import container costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, as a percent of net sales increased 10 basis points to 24.1% in fiscal 2016 from 24.0% in fiscal 2015.  SG&A expenses as a percent of net sales increased due to incremental costs associated with our new distribution facilities that began operations in late fiscal 2015, as well as acquisition and operating expenses associated with the Petsense purchase. These increases were partially offset by leverage of occupancy costs, as well as lower year-over-year incentive compensation expense. Total SG&A expenses, including depreciation and amortization, for fiscal 2016 increased 9.3% to $1.63 billion from $1.49 billion in fiscal 2015.  The increase in SG&A expenses primarily reflects new store growth, incremental costs from operating the new distribution facilities, variable costs associated with our comparable store sales growth and the extra sales week during the year and incremental expenses associated with the Petsense acquisition and its operations.

Our effective tax rate decreased to 36.5% for fiscal 2016 compared to 36.6% in fiscal 2015. The decrease in the effective income tax rate was due principally to the availability of federal and state tax incentives.

As a result of the foregoing factors, net income for fiscal 2016 increased 6.5% to $437.1 million, or $3.27 per diluted share, as compared to net income of $410.4 million, or $3.00 per diluted share, in fiscal 2015.

During fiscal 2016, we repurchased approximately 4.4 million shares of the Company’s common stock at a total cost of $331.7 million as part of our $3 billion share repurchase program.  In fiscal 2015, we repurchased approximately 3.4 million shares at a total cost of $292.7 million.

Fiscal 2015 Compared to Fiscal 2014

Net sales increased 9.0% to $6.23 billion in fiscal 2015 from $5.71 billion in fiscal 2014. Comparable store sales for fiscal 2015 were $5.89 billion, a 3.1% increase over fiscal 2014. This compares to a 3.8% comparable store sales increase in the prior year. The comparable store transaction count increased 3.3%, while comparable store average ticket decreased 0.2% for fiscal 2015.

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

The comparable store sales increase was driven by an increase in traffic counts and the year-round strength of C.U.E. products, principally animal- and pet-related merchandise. Hardline products such as fencing, trailers and towing also performed well throughout the year. The full year sales performance was negatively impacted by fourth quarter weakness in the key cold weather seasonal categories of heating (stoves and fuel) and insulated outerwear along with softness in seasonal big ticket items such as snow blowers, log splitters and generators.

Index

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

The following chart indicates the percentage of net sales represented by each of our major product categories during fiscal 2015 and 2014:

	Percent of Net Sales
Product Category:	2015	2014
Livestock and Pet	44%	44%
Hardware, Tools, Truck and Towing	23	22
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	8	9
Agriculture	5	5
Total	100%	100%

Gross profit increased 9.9% to $2.14 billion in fiscal 2015 compared to $1.95 billion in fiscal 2014. As a percent of net sales, gross margin increased 30 basis points to 34.4% for fiscal 2015 compared to 34.1% for fiscal 2014. This increase in gross margin principally reflects improved direct product margin. Direct product margin increased as a result of strong execution on our four strategic margin initiatives which include inventory and markdown management, strategic sourcing, exclusive branding and retail price management.

As a percent of net sales, SG&A expenses, including depreciation and amortization, increased 20 basis points to 24.0% in fiscal 2015 from 23.8% in fiscal 2014. This increase in SG&A expense as a percent of net sales was mainly related to deleverage in rent and other occupancy costs at the stores and incremental costs associated with our two new mixing centers and our new distribution facility in Casa Grande, Arizona. Total SG&A expenses, including depreciation and amortization, for fiscal 2015 increased 9.7% to $1.49 billion from $1.36 billion in fiscal 2014. The increase in SG&A expense primarily reflects new store growth and variable costs associated with our comparable store sales growth.

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

During fiscal 2015, we repurchased approximately 3.4 million shares of the Company’s common stock at a total cost of $292.7 million as part of our share repurchase program. In fiscal 2014, we repurchased approximately 4.7 million shares at a total cost of $298.5 million.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution facilities capacity and improvements, information technology, inventory purchases, share repurchases, cash dividends and selective acquisitions as opportunities arise.  Our primary ongoing sources of liquidity are existing

Index

cash balances, cash provided from operations, funds available under our senior credit facility (as discussed in Note 5 to the Consolidated Financial Statements), capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

Working Capital

At December 31, 2016, the Company had working capital of $740.6 million, which decreased $27.6 million from December 26, 2015.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	2016 (a)	2015 (a)	Variance
Current assets:
Cash and cash equivalents	$53.9	$63.8	$(9.9)
Inventories	1,369.7	1,284.4	85.3
Prepaid expenses and other current assets	90.6	87.5	3.1
Income taxes receivable	3.6	3.8	(0.2)
Total current assets	1,517.8	1,439.5	78.3
Current liabilities:
Accounts payable	519.5	427.2	92.3
Accrued employee compensation	25.2	42.7	(17.5)
Other accrued expenses	215.7	195.0	20.7
Current portion of long-term debt	10.0	—	10.0
Current portion of capital lease obligation	1.3	0.9	0.4
Income taxes payable	5.5	5.5	—
Total current liabilities	777.2	671.3	105.9
Working capital	$740.6	$768.2	$(27.6)
(a) Working capital for 2016 and 2015 reflects deferred tax assets as non-current as a result of the adoption of ASU 2015-17 in 2016 (which is discussed in Note 15 to the Consolidated Financial Statements).

In comparison to December 26, 2015, working capital as of December 31, 2016 was impacted most significantly by changes in our inventory and accounts payable.

•
The increase in inventory resulted from the purchase of additional inventory to support new store growth as well as the acquisition of Petsense. We actively manage our inventory balances and in-stock levels at our stores. Average inventory per store decreased year-over-year principally due to an improvement in inventory turns of seasonal and cold-weather merchandise at the end of fiscal 2016 compared to fiscal 2015.

•	Accounts payable increased primarily as a result of new store growth along with timing of payments to vendors.

•	The decrease in accrued employee compensation is due to lower year-over-year incentive compensation and the timing of payroll accruals.

•	The increase in other accrued expenses is a result of Company growth and the timing of payments.

•	The current portion of long-term debt relates to the term loan which was entered into in fiscal 2016.

Borrowings and Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains a $200 million term loan which requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through five, with the remaining balance due in full on the maturity

Index

date of February 19, 2021. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

As of December 31, 2016, the Company had outstanding total borrowings of $275.0 million under the 2016 Senior Credit Facility consisting of $190.0 million in borrowings under the term loan and $85.0 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.1 million at December 31, 2016. Additionally, there were $44.3 million of outstanding letters of credit under the 2016 Senior Credit Facility as of December 31, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.750% at December 31, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.772% at December 31, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at December 31, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at December 31, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 31, 2016, the Company was in compliance with all debt covenants.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million as of December 26, 2015. In addition, there were $48.7 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015.

Interest Rate Swap

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5 to the Consolidated Financial Statements. As of December 31, 2016, the notional amount of the interest rate swap was $190.0 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our senior credit facility (as discussed in Note 5 to the Consolidated Financial Statements).  Principal uses of cash for investing activities are capital expenditures, while principal uses of cash for financing activities are repurchase of the Company’s common stock, cash dividends paid to stockholders and selective acquisitions as opportunities arise.

Index

The following table presents a summary of cash flows provided by or used in operating, investing and financing activities for the last three fiscal years (in millions):

	2016	2015	2014
Net cash provided by operating activities	$639.0	$429.2	$409.2
Net cash used in investing activities	(369.2)	(235.9)	(160.3)
Net cash used in financing activities	(279.7)	(180.6)	(340.5)
Net (decrease) increase in cash and cash equivalents	$(9.9)	$12.7	$(91.6)

Operating Activities

Operating activities provided net cash of $639.0 million, $429.2 million and $409.2 million in fiscal 2016, 2015 and 2014, respectively. The $209.8 million increase in net cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to changes in the following (in millions):

	2016	2015	Variance
Net income	$437.1	$410.4	$26.7
Depreciation and amortization	143.0	123.6	19.4
Share-based compensation expense	23.6	19.4	4.2
Excess tax benefit of stock options exercised	(11.7)	(27.0)	15.3
Deferred income taxes	10.0	(5.5)	15.5
Inventories and accounts payable	14.8	(112.5)	127.3
Prepaid expenses and other current assets	1.8	(21.1)	22.9
Accrued expenses	2.1	16.9	(14.8)
Income taxes	11.8	16.3	(4.5)
Other, net	6.5	8.7	(2.2)
Net cash provided by operating activities	$639.0	$429.2	$209.8

The $209.8 million increase in net cash provided by operating activities in fiscal 2016 compared with fiscal 2015 primarily reflects incremental profitability and the impact of effective management of inventory and accounts payable levels. Average inventory per store decreased year-over-year principally due to an improvement in inventory turns of seasonal and cold-weather merchandise at the end of fiscal 2016 compared to fiscal 2015. Additionally, the timing of payments to vendors more closely aligned with receipt of inventory at the end of fiscal 2016 in comparison with the end of fiscal 2015, resulting in an improvement in cash flow year-over-year.

The $20.0 million increase in net cash provided by operating activities in fiscal 2015 over fiscal 2014 was primarily due to changes in the following (in millions):

	2015	2014	Variance
Net income	$410.4	$370.9	$39.5
Depreciation and amortization	123.6	114.6	9.0
Stock compensation expense	19.4	16.2	3.2
Excess tax benefit of stock options exercised	(27.0)	(18.8)	(8.2)
Deferred income taxes	(5.5)	(19.8)	14.3
Inventories and accounts payable	(112.5)	(81.8)	(30.7)
Prepaid expenses and other current assets	(21.1)	(9.1)	(12.0)
Accrued expenses	16.9	6.8	10.1
Income taxes payable	16.3	21.9	(5.6)
Other, net	8.7	8.3	0.4
Net cash provided by operating activities	$429.2	$409.2	$20.0

The $20.0 million increase in net cash provided by operating activities in fiscal 2015 compared with fiscal 2014 primarily reflects earnings growth, the favorable impact from the timing of deferred taxes partially offset by a net increase in inventories and accounts payable. Inventory increased due to store growth, the carry-over of cold-weather merchandise, additional investment in C.U.E.

Index

products and the timing of spring seasonal receipts while accounts payable grew at a lower rate due mainly to the timing of payments.

Investing Activities

Investing activities used cash of $369.3 million, $235.9 million and $160.3 million in fiscal 2016, 2015 and 2014, respectively. The changes in cash used for investing activities primarily reflects the acquisition of Petsense and changes in capital expenditures.  Capital expenditures for fiscal 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
New and relocated stores and stores not yet opened	$111.2	$96.7	$80.8
Existing stores	53.1	23.1	20.0
Information technology	40.5	35.8	22.7
Distribution center capacity and improvements	21.0	80.2	9.2
Corporate and other	0.2	0.7	27.9
Total capital expenditures	$226.0	$236.5	$160.6

The above table reflects 113 new Tractor Supply stores and three relocations, as well as eight new Petsense stores during fiscal 2016, 114 new stores and six relocations during fiscal 2015 and 107 new stores and two relocations during fiscal 2014.  The increase in spending on existing stores in fiscal 2016 primarily reflects an investment in the chain-wide LED lighting retrofit, which will be completed in fiscal 2017. The sustained increase in spending on information technology represents continued support of our store growth and our omni-channel platform as well as improvements in security and compliance, enhancements to our customer relationship management and other strategic initiatives. Spending for distribution center capacity and improvements increased substantially in fiscal 2015 as a result of the construction of two mixing centers in Texas and the southwest distribution center in Casa Grande, Arizona, all of which began operations in fiscal 2015. Lastly, the construction of our Store Support Center in Brentwood, Tennessee, resulted in higher costs in fiscal 2014 for corporate and other spending.

We currently estimate that capital expenditures in fiscal 2017 will range between $270 million and $290 million.

•	We plan to open approximately 100 Tractor Supply stores and 25 to 30 Petsense stores in fiscal 2017.

•	We will to continue to invest in our ongoing sustainability efforts to retrofit our stores with LED lighting, a chain-wide initiative which began in fiscal 2016 and will be completed in fiscal 2017.

•
We also plan to invest in the initial development of a new northeast distribution center, expansion of our distribution center in Waverly, Nebraska, and an investment to improve our warehouse management system.

•	Additionally, we will continue to enhance our digital and omni-channel capabilities.

Financing Activities

Financing activities used cash of $279.7 million, $180.6 million, and $340.5 million in fiscal 2016, 2015 and 2014, respectively.  The net cash used in financing activities in fiscal 2016 was mainly the result of repurchases of common stock and quarterly cash dividends paid to stockholders, partially offset by net borrowings under the senior credit facility, net proceeds from issuance of common stock related to share-based compensation and excess tax benefits recognized on stock options exercised.

The increase in net cash used in financing activities in fiscal 2016 compared to fiscal 2015 is largely due to incremental share repurchases of common stock and quarterly cash dividends paid to stockholders, as well as a year-over-year decrease in net borrowings under the senior credit facility and a reduced excess tax benefit recognized on stock options exercised. The decrease in net cash used in financing activities in fiscal 2015 compared to fiscal 2014 is largely due to $150 million of net borrowings under the senior credit facility.

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On October 31, 2016, the Board of Directors authorized a $1 billion increase to the existing share repurchase program, bringing the total amount authorized to $3 billion, exclusive of any fees, commissions, or other expenses related to such repurchases and extended the program through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited or terminated at any time, without prior notice.

Index

We repurchased approximately 4.4 million, 3.4 million and 4.7 million shares of common stock under the share repurchase program at a total cost of $331.7 million, $292.7 million and $298.5 million in fiscal 2016, 2015 and 2014, respectively.  As of December 31, 2016, we had remaining authorization under the share repurchase program of $1.2 billion, exclusive of any fees, commissions, or other expenses.

In the second quarter of fiscal 2016, we increased our quarterly dividend from $0.20 per share to $0.24 per share and, in the second quarter of fiscal 2015, we increased our quarterly dividend from $0.16 per share to $0.20 per share.  We paid dividends totaling $122.3 million, $103.1 million and $84.1 million in fiscal 2016, 2015 and 2014, respectively.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our senior credit facility, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution facility capacity through the end of fiscal 2017.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 31, 2016 (in thousands):

	Payment Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Operating leases	$2,533,254	$299,463	$573,812	$500,611	$1,159,368
Capital leases(a)	39,898	2,936	5,872	5,872	25,218
Senior credit facility	275,000	10,000	35,000	230,000	—
	$2,848,152	$312,399	$614,684	$736,483	$1,184,586
(a) Capital lease obligations include related interest.

At December 31, 2016, there were $44.3 million outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to

Index

correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company anticipates adopting this guidance in the first quarter of fiscal 2018. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method; however, adoption is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance affected the presentation of debt issuance costs in our Consolidated Balance Sheet but did not have any other material impacts on our Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This update simplifies the accounting for measurement-period adjustments by eliminating the requirement to retrospectively account for such adjustments. The amendments in ASU 2016-15 require an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The entity must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The entity must present, separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 requires prospective application and is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in fiscal 2016. It had no impact on our Consolidated financial statements and related disclosures in fiscal 2016.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet and related disclosures; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

Index

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied using either a modified retrospective transition method or retrospectively to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal 2017. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations taken as a whole; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company will elect to continue estimating forfeitures of share-based awards. The Company will elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

Index

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our senior credit facilities (as discussed in Note 5 to the Consolidated Financial Statements), which bear interest based on variable rates.

As discussed in Note 6 to the Consolidated Financial Statements, we entered into an interest rate swap agreement effective March 31, 2016, which is intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of this interest rate swap, our exposure to interest rate volatility is minimized beginning in the second fiscal quarter of 2016. The interest rate swap agreement has been executed for risk management purposes and is not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swap would have affected interest expense by approximately $1.5 million, $1.1 million, and $0.7 million in the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. On a prospective basis, a 1% change in interest rates on our variable rate debt, in excess of that amount covered by the interest rate swap, existing as of December 31, 2016, would result in interest expense fluctuating approximately $0.9 million per year.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton and other commodities as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility, principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Anthony F. Crudele
Gregory A. Sandfort Chief Executive Officer	Anthony F. Crudele Executive Vice President - Chief Financial Officer and Treasurer
February 23, 2017	February 23, 2017

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited Tractor Supply Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tractor Supply Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Tractor Supply Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tractor Supply Company as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 23, 2017

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Tractor Supply Company

We have audited the accompanying consolidated balance sheets of Tractor Supply Company as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tractor Supply Company at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tractor Supply Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 23, 2017

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$6,779,579	$6,226,507	$5,711,715
Cost of merchandise sold	4,454,377	4,083,333	3,761,300
Gross profit	2,325,202	2,143,174	1,950,415
Selling, general and administrative expenses	1,488,164	1,369,097	1,246,308
Depreciation and amortization	142,958	123,569	114,635
Operating income	694,080	650,508	589,472
Interest expense, net	5,810	2,891	1,885
Income before income taxes	688,270	647,617	587,587
Income tax expense	251,150	237,222	216,702
Net income	$437,120	$410,395	$370,885

Net income per share – basic	$3.29	$3.03	$2.69
Net income per share – diluted	$3.27	$3.00	$2.66

Weighted average shares outstanding
Basic	132,905	135,582	137,769
Diluted	133,813	136,845	139,435

Dividends declared per common share outstanding	$0.92	$0.76	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$437,120	$410,395	$370,885

Other comprehensive income:
Change in fair value of interest rate swap, net of taxes	1,392	—	—
Total other comprehensive income	1,392	—	—
Total comprehensive income	$438,512	$410,395	$370,885

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,916	$63,813
Inventories	1,369,656	1,284,375
Prepaid expenses and other current assets	90,557	87,510
Income taxes receivable	3,680	3,763
Total current assets	1,517,809	1,439,461

Property and equipment:
Land	94,940	86,991
Buildings and improvements	965,582	814,802
Furniture, fixtures and equipment	567,653	523,383
Computer software and hardware	224,370	180,020
Construction in progress	21,320	38,720
Property and equipment, gross	1,873,865	1,643,916
Accumulated depreciation and amortization	(911,557)	(796,340)
Property and equipment, net	962,308	847,576

Goodwill and other intangible assets	125,717	10,258
Deferred income taxes	45,218	55,194
Other assets	23,890	18,337

Total assets	$2,674,942	$2,370,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519,522	$427,249
Accrued employee compensation	25,246	42,684
Other accrued expenses	215,650	195,024
Current portion of long-term debt	10,000	—
Current portion of capital lease obligations	1,294	878
Income taxes payable	5,482	5,449
Total current liabilities	777,194	671,284

Long-term debt	263,850	150,000
Capital lease obligations, less current maturities	25,919	16,992
Deferred rent	100,078	84,793
Other long-term liabilities	54,683	54,463
Total liabilities	1,221,724	977,532

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 400,000 shares authorized at December 31, 2016 and December 26, 2015; 169,943 shares issued and 130,795 shares outstanding at December 31, 2016 and 168,974 shares issued and 134,224 shares outstanding at December 26, 2015	1,360	1,352
Additional paid-in capital	671,515	596,131
Treasury stock, at cost, 39,148 shares at December 31, 2016 and 34,750 shares at December 26, 2015	(1,761,498)	(1,429,790)
Accumulated other comprehensive income	1,392	—
Retained earnings	2,540,449	2,225,601
Total stockholders’ equity	1,453,218	1,393,294
Total liabilities and stockholders’ equity	$2,674,942	$2,370,826

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Dollars	Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 28, 2013	139,654	$1,331	$452,668	$(838,588)	$—	$1,631,483	$1,246,894

Issuance of common stock under employee stock purchase plan	79	1	4,326				4,327
Exercise of stock options and restricted stock units	1,313	10	23,746				23,756
Stock compensation			16,173				16,173
Tax benefit of stock options exercised			18,850				18,850
Repurchase of shares to satisfy tax obligations			(4,766)				(4,766)
Repurchase of common stock	(4,664)			(298,497)			(298,497)
Dividends paid						(84,061)	(84,061)
Net income						370,885	370,885
Stockholders' equity at December 27, 2014	136,382	1,342	510,997	(1,137,085)	—	1,918,307	1,293,561

Issuance of common stock under employee stock purchase plan	68	1	4,709				4,710
Exercise of stock options and restricted stock units	1,190	9	36,970				36,979
Stock compensation			19,420				19,420
Tax benefit of stock options exercised			27,032				27,032
Repurchase of shares to satisfy tax obligations			(2,997)				(2,997)
Repurchase of common stock	(3,416)			(292,705)			(292,705)
Dividends paid						(103,101)	(103,101)
Net income						410,395	410,395
Stockholders' equity at December 26, 2015	134,224	1,352	596,131	(1,429,790)	—	2,225,601	1,393,294

Issuance of common stock under employee stock purchase plan	70	1	4,808				4,809
Exercise of stock options and restricted stock units	899	7	36,194				36,201
Stock compensation			23,554				23,554
Tax benefit of stock options exercised			11,671				11,671
Repurchase of shares to satisfy tax obligations			(843)				(843)
Repurchase of common stock	(4,398)			(331,708)			(331,708)
Dividends paid						(122,272)	(122,272)
Change in fair value of interest rate swap, net of taxes					1,392		1,392
Net income						437,120	437,120
Stockholders' equity at December 31, 2016	130,795	$1,360	$671,515	$(1,761,498)	$1,392	$2,540,449	$1,453,218

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2016	2015	2014
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$437,120	$410,395	$370,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,958	123,569	114,635
Loss on disposition of property and equipment	579	315	389
Share-based compensation expense	23,554	19,420	16,173
Excess tax benefit of stock options exercised	(11,671)	(27,032)	(18,850)
Deferred income taxes	9,976	(5,450)	(19,814)
Change in assets and liabilities:
Inventories	(67,650)	(168,925)	(136,142)
Prepaid expenses and other current assets	1,782	(21,066)	(9,085)
Accounts payable	82,477	56,426	54,336
Accrued employee compensation	(18,237)	5,628	(13,517)
Other accrued expenses	20,368	11,252	20,365
Income taxes	11,787	16,282	21,862
Other	5,997	8,366	7,941
Net cash provided by operating activities	639,040	429,180	409,178
Cash flows from investing activities:
Capital expenditures	(226,017)	(236,496)	(160,613)
Proceeds from sale of property and equipment	362	584	331
Acquisition of Petsense, net of cash acquired	(143,610)	—	—
Net cash used in investing activities	(369,265)	(235,912)	(160,282)
Cash flows from financing activities:
Borrowings under senior credit facility	945,000	680,000	355,000
Repayments under senior credit facility	(820,000)	(530,000)	(355,000)
Debt issuance costs	(1,380)	—	—
Excess tax benefit of stock options exercised	11,671	27,032	18,850
Principal payments under capital lease obligations	(1,150)	(507)	(114)
Repurchase of shares to satisfy tax obligations	(843)	(2,997)	(4,766)
Repurchase of common stock	(331,708)	(292,705)	(298,497)
Net proceeds from issuance of common stock	41,010	41,689	28,083
Cash dividends paid to stockholders	(122,272)	(103,101)	(84,061)
Net cash used in financing activities	(279,672)	(180,589)	(340,505)
Net change in cash and cash equivalents	(9,897)	12,679	(91,609)
Cash and cash equivalents at beginning of year	63,813	51,134	142,743
Cash and cash equivalents at end of year	$53,916	$63,813	$51,134

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,124	$2,283	$906
Income taxes	232,258	226,968	213,637

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$10,493	$13,207	$4,042
Non-cash accruals for construction in progress	12,303	16,050	14,843
The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States.  The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities.  At December 31, 2016, the Company operated a total of 1,738 retail stores in 49 states (1,595 Tractor Supply and Del’s retail stores and 143 Petsense retail stores) and also offered a number of products online at TractorSupply.com.

Basis of Presentation

In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 15. This guidance was applied retrospectively for all periods presented and therefore, the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $46.0 million from current assets to noncurrent assets in the Consolidated Balance Sheets as of December 26, 2015.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal year ended December 31, 2016 consisted of 53 weeks and the fiscal years ended December 26, 2015 and December 27, 2014 consisted of 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  The Company has established an inventory valuation reserve to recognize the estimated impairment in value (i.e. - an inability to realize the full carrying value) based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

Shrinkage
The Company performs physical inventories at least once a year for each store that has been open more than 12 months, and the Company has established a reserve for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.   The estimated store inventory shrink rate is based on historical experience.  The Company believes historical rates are a reasonably accurate reflection of future trends.

Index

Vendor Funding
The Company receives funding from substantially all of its significant merchandise vendors, in support of its business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”).  The amounts received are subject to terms of vendor agreements, most of which are “evergreen,” reflecting the on-going relationship with our significant merchandise vendors. Certain of the Company’s agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.  Vendor funding is initially deferred as a reduction of the purchase price of inventory, and then recognized as a reduction of cost of merchandise as the related inventory is sold.

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

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, industry factors, severity factors and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 31, 2016, the Company had recorded net insurance reserves of $54.3 million compared to $51.2 million at December 26, 2015.

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

Tax Contingencies
The Company’s income tax returns are periodically audited by United States federal and state tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with the Company’s various tax filing positions, the Company records a liability for uncertain tax

Index

positions taken or expected to be taken in a tax return.  A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved or clarified.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company adjusts its tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from the established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available.

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

Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

No significant impairment charges were recognized in fiscal 2016, 2015 or 2014.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Impairment of Indefinite-Lived Intangible Assets
Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill or an indefinite-lived intangible asset is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value.

The quantitative test for goodwill impairment is a two-step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded to the Company’s operations. We determine fair values for each reporting unit using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

Index

No significant impairment charges were recognized in fiscal 2016, 2015 or 2014.  Impairment charges are included in SG&A expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company’s special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit such collections to the applicable governmental entity on a periodic basis.  These taxes and fees are collected from customers at the time of purchase, but are not included in net sales.  The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 31, 2016, the Company had a liability of $4.2 million reserved for sales returns compared to $3.3 million at December 26, 2015.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $1.9 million, $1.6 million and $0.9 million in fiscal 2016, 2015 and 2014, respectively.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio, digital and social media offerings and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2016, 2015 and 2014 were approximately $84.2 million, $73.9 million and $70.4 million, respectively. Prepaid advertising costs were approximately $2.1 million and $1.6 million at December 31, 2016 and December 26, 2015, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation for fiscal 2016, 2015 and 2014 were approximately $166.8 million, $145.4 million and $121.1 million, respectively.

Pre-opening Costs
Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $9.9 million, $9.6 million and $8.9 million in fiscal 2016, 2015 and 2014, respectively.

Index

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

The fair value of the Company’s restricted stock unit awards is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award.

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

Index

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and an interest rate swap. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $275.0 million in borrowings under the senior credit facility (as discussed in Note 5) at December 31, 2016, and $150.0 million in borrowings as of December 26, 2015. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under the senior credit facility approximates fair value for each period reported. The fair value of the Company’s interest rate swap is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swap, excluding accrued interest, is a $2.8 million asset at December 31, 2016. The interest rate swap did not have a fair value at December 26, 2015, as it was not in place at that date as described in Note 6.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with applicable accounting standards for such instruments and hedging activities, which require that all derivatives are recorded on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge a certain portion of its risk, even though hedge accounting does not apply or the Company elects not to apply the hedge accounting standards.

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

Index

plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 31, 2016:

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

Store Closing Costs

The Company regularly evaluates the performance of its stores and periodically closes those that are under-performing.  The Company records a liability for costs associated with an exit or disposal activity when the liability is incurred, usually in the period the store closes.  Store closing costs were not significant to the results of operations for any of the fiscal years presented.

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

The Company occasionally receives reimbursements from landlords to be used towards improving the related store to be leased.  Leasehold improvements are recorded at their gross costs, including items reimbursed by landlords.  Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the applicable lease term.

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

Index

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2016. At December 31, 2016, the Company had approximately 3.8 million shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

Share-based compensation expense, including changes in expense for modifications of awards, was $23.6 million, $19.4 million and $16.2 million for fiscal 2016, 2015 and 2014, respectively.

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

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2016, 2015 and 2014, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2016	2015	2014
Expected price volatility	25.5 - 27.9%	27.3 – 28.8%	28.0 – 29.3%
Risk-free interest rate	0.9 - 1.3%	1.2 – 1.5%	1.1 – 1.3%
Weighted average expected lives (in years)	4.4	4.5	4.5
Forfeiture rate	7.1%	6.9%	6.9%
Dividend yield	0.9%	1.0%	0.8%

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

Risk-Free Interest Rate — This is the United States Treasury Constant Maturity rate over a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

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

Index

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 28, 2013	4,309,048	$30.72		7.1	$193,123
Granted	1,167,060	64.08	$15.36
Exercised	(1,179,175)	20.15
Canceled	(213,507)	57.14

Outstanding December 27, 2014	4,083,426	$41.93		7.2	$146,967
Granted	1,080,490	83.70	$19.53
Exercised	(1,116,828)	33.11
Canceled	(185,582)	67.28

Outstanding December 26, 2015	3,861,506	$54.95		7.1	$119,050
Granted	1,150,941	86.05	$19.27
Exercised	(851,118)	42.53
Canceled	(187,582)	80.01

Outstanding December 31, 2016	3,973,747	$65.43		6.9	$59,601

Exercisable at December 31, 2016	2,011,529	$48.98		5.5	$56,198

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 31, 2016, total unrecognized compensation expense related to non-vested stock options was approximately $21.3 million with a weighted average expense recognition period of 1.7 years.

There were no material modifications to options in fiscal 2016, 2015 or 2014.

Other information relative to option activity during fiscal 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Total fair value of stock options vested	$15,184	$13,207	$10,855
Total intrinsic value of stock options exercised	$39,696	$60,082	$60,656

Index

Restricted Stock Units

The Company issues shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to four year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 28, 2013	413,158	$26.12
Granted	97,817	70.09
Exercised	(212,156)	21.91
Forfeited	(21,472)	54.54

Restricted at December 27, 2014	277,347	$42.64
Granted	56,052	84.86
Exercised	(107,548)	25.97
Forfeited	(6,234)	63.57

Restricted at December 26, 2015	219,617	$60.99
Granted	59,586	83.22
Exercised	(58,503)	52.51
Forfeited	(26,669)	76.51

Restricted at December 31, 2016	194,031	$68.04

Other information relative to restricted stock unit activity during fiscal 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Total grant date fair value of restricted stock units vested and issued	$3,072	$2,793	$4,647
Total intrinsic value of restricted stock units vested and issued	$5,104	$9,139	$13,205

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 48,267, 72,206, and 134,964 shares as a result of vested restricted stock units during fiscal 2016, 2015 and 2014, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 10,236, 35,342, and 77,192 shares withheld to satisfy $0.8 million, $3.0 million, and $4.8 million of employees’ tax obligations during fiscal 2016, 2015 and 2014, respectively.

There were no material modifications to restricted stock units in fiscal 2016, 2015 or 2014.

As of December 31, 2016, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.4 million with a weighted average expense recognition period of 1.6 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 69,562, 68,428 and 78,670 shares of common stock during fiscal 2016, 2015 and 2014, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.1 million, $1.1 million and $1.0 million in fiscal 2016, 2015 and 2014, respectively.  There are a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 31, 2016, there were approximately 12.1 million remaining shares of common stock reserved for future issuance under the ESPP.

Index

Note 3 - Acquisition of Petsense:

On September 29, 2016, the Company completed the acquisition of Petsense. Headquartered in Scottsdale, Arizona, Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-size communities, and offering a variety of pet products and services. Pursuant to the agreement governing the transaction, the Company acquired all the outstanding equity interests in Petsense for an all-cash purchase price of $145.7 million. The acquisition was financed with cash-on-hand and revolver borrowings under the 2016 Senior Credit Facility (as defined in Note 5).

The total consideration transferred in connection with the Petsense acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The fair value of the assets acquired and liabilities assumed is estimated based on one or a combination of income, cost or market approaches as determined based on the nature of the asset or liability and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. - unobservable inputs classified as Level 3 inputs under the fair value hierarchy) which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of the pet specialty retail business acquired.

The table below summarizes the consideration transferred and provisional allocation of the purchase price for the Petsense acquisition (in thousands):

Consideration transferred	$145,701
Assets acquired:
Current assets	$21,875
Property and equipment	25,519
Other intangible assets - tradename	31,300
Other assets	428
Liabilities assumed:
Current liabilities	(12,091)
Long-term liabilities	(5,489)
Total identifiable net assets acquired	61,542
Excess of consideration transferred over identifiable net assets acquired (goodwill)	$84,159

The fair value estimates of the assets acquired and liabilities assumed as reflected in the table above are subject to adjustments during the measurement period. The preliminary values of the consideration transferred, assets acquired and liabilities assumed, including the related tax effects, are subject to receipt of a final working capital settlement, pursuant to the agreement governing the transaction.

The resulting goodwill of $84.2 million and tradename of $31.3 million are deductible for income tax purposes.

Approximately $2.8 million of transaction costs related to the Petsense acquisition were expensed during the year ended December 31, 2016, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

The results of operations of Petsense have been included in the Consolidated Financial Statements since the date of acquisition.

Index

Note 4 - Goodwill and Other Intangible Assets:

Goodwill

The Company had approximately $94.4 million and $10.3 million of goodwill at December 31, 2016 and December 26, 2015, respectively. The changes in the carrying amount of goodwill for the years ended December 31, 2016 and December 26, 2015 are as follows (in thousands):

	2016	2015
Balance, beginning of year	$10,258	$10,258
Goodwill acquired as part of acquisition during current year	84,159	—
Impairment loss	—	—
Balance, end of year	$94,417	$10,258

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment.

Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company completes its impairment evaluation by performing valuation analyses and considering other publicly available market information, as appropriate.

The test for goodwill impairment is a two-step process. The first step of the goodwill impairment test, used to identify the potential for impairment, compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any.  The second step, if required, would compare the implied fair value of goodwill with the current carrying amount of goodwill.  If the implied fair value of goodwill is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

In the fourth quarter of fiscal 2016, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of each reporting unit (including goodwill) was in excess of the carrying value of the respective reporting unit and as such, the second step was not necessary.  In reaching this conclusion, the fair value of each reporting unit was determined based on either a market or an income approach.  Under the market approach, the fair value is based on observed market prices.

Intangible Assets

Approximately $31.3 million of intangible assets other than goodwill were acquired during the year ended December 31, 2016. The acquired intangible asset represents the estimated fair value of the Petsense tradename, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon.

With respect to intangible assets, we evaluate for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss only if the carrying amount is not recoverable through its discounted cash flows and measure the impairment loss based on the difference between the carrying value and fair value. In the fourth quarter of fiscal 2016, the Company completed its annual impairment testing of intangible assets and no impairment was identified.

Note 5 - Senior Credit Facility:

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan and a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans). This agreement is unsecured and matures on February 19, 2021.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million (with a sublimit of $30 million for swingline loans) as of December 26, 2015.

Index

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

As of December 31, 2016, the Company had outstanding total borrowings of $275.0 million under the 2016 Senior Credit Facility consisting of $190.0 million in borrowings under the term loan and $85.0 million in borrowings under the revolving credit facility. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.1 million at December 31, 2016. Additionally, there were $44.3 million of outstanding letters of credit under the 2016 Senior Credit Facility as of December 31, 2016.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (3.750% at December 31, 2016) or the London Inter-Bank Offer Rate (“LIBOR”) (0.772% at December 31, 2016) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at December 31, 2016), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at December 31, 2016), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 31, 2016, the Company was in compliance with all debt covenants.

2011 Senior Credit Facility

Under the 2011 Senior Credit Facility, the Company had outstanding borrowings of $150.0 million as of December 26, 2015. In addition, there were $48.7 million of outstanding letters of credit under the 2011 Senior Credit Facility as of December 26, 2015.

Note 6 - Interest Rate Swap:

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 5. As of December 31, 2016, the notional amount of the interest rate swap was $190.0 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

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

Index

The amounts measured at fair value related to the Company’s interest rate swap, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	2016	2015	2014
Interest rate swap (short-term portion)	Other accrued expenses	$(398)	$—	$—
Interest rate swap (long-term portion)	Other assets	3,215	—	—
Total net asset		$2,817	$—	$—

The offset to the interest rate swap asset is recorded in Accumulated Other Comprehensive Income (“AOCI”) (a component of equity), net of deferred taxes, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	2016	2015	2014
Beginning fiscal year AOCI balance	$—	$—	$—
Gain recognized in OCI	1,392	—	—
Amounts reclassified from AOCI into earnings	—	—	—
Other comprehensive gain, net of tax	1,392	—	—
Ending fiscal year AOCI balance	$1,392	$—	$—

As of December 31, 2016, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $0.4 million. Cash flows related to the interest rate swap are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the interest rate swap (in thousands):

	Financial Statement Location	2016	2015	2014
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$2,283	$—	$—
Amounts reclassified from AOCI into earnings	Interest expense, net	—	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	534	—	—

The following table summarizes the impact of taxes affecting AOCI as a result of the interest rate swap (in thousands):

	2016	2015	2014
Income tax expense of interest rate swap on AOCI	$891	$—	$—

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreement, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. - the Company’s term loan) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreement at December 31, 2016, it could have been required to post full collateral or settle its obligations under the interest rate swap agreement. However, as of December 31, 2016, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreement. Further, as of December 31, 2016, the interest rate swap is in a net asset position and therefore the Company would hold no obligation upon default.

Index

Note 7 - Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, transportation equipment and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2033.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance and maintenance costs.
Total rent expense for fiscal 2016, 2015 and 2014 was approximately $293.0 million, $262.1 million and $239.3 million, respectively.  Total contingent rent expense for fiscal 2016, 2015 and 2014 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2017	$2,936	$299,463
2018	2,936	293,081
2019	2,936	280,731
2020	2,936	262,418
2021	2,936	238,193
Thereafter	25,218	1,159,368
Total minimum lease payments	39,898	$2,533,254
Amount representing interest	(12,685)
Present value of minimum lease payments	27,213
Less: current portion	(1,294)
Long-term capital lease obligations	$25,919

Assets under capital leases were as follows (in thousands):

	2016	2015
Building and improvements, gross	$29,324	$18,831
Less: accumulated depreciation and amortization	(3,381)	(1,656)
Building and improvements, net	$25,943	$17,175

Index

Note 8 - Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During fiscal 2016 and 2015, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
October 31, 2016	$0.24	November 14, 2016	November 29, 2016
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

November 2, 2015	$0.20	November 16, 2015	December 1, 2015
August 3, 2015	$0.20	August 17, 2015	September 1, 2015
May 4, 2015	$0.20	May 18, 2015	June 2, 2015
February 4, 2015	$0.16	February 23, 2015	March 10, 2015

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 8, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of common stock.  The dividend will be paid on March 14, 2017, to stockholders of record as of the close of business on February 27, 2017.

Note 9 - Treasury Stock:

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

The Company repurchased approximately 4.4 million, 3.4 million and 4.7 million shares of common stock under the share repurchase program at a total cost of $331.7 million, $292.7 million and $298.5 million in fiscal 2016, 2015 and 2014, respectively.  As of December 31, 2016, the Company had remaining authorization under the share repurchase program of $1.2 billion, exclusive of any fees, commissions, or other expenses.

Index

Note 10 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2016
	Net Income	Shares	Per Share Amount
Basic net income per share	$437,120	132,905	$3.29
Dilutive stock options and restricted stock units outstanding	—	908	(0.02)
Diluted net income per share	$437,120	133,813	$3.27

	2015
	Net Income	Shares	Per Share Amount
Basic net income per share	$410,395	135,582	$3.03
Dilutive stock options and restricted stock units outstanding	—	1,263	(0.03)
Diluted net income per share	$410,395	136,845	$3.00

	2014
	Net Income	Shares	Per Share Amount
Basic net income per share	$370,885	137,769	$2.69
Dilutive stock options and restricted stock units outstanding	—	1,666	(0.03)
Diluted net income per share	$370,885	139,435	$2.66

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.9 million, 0.9 million and 1.0 million in fiscal 2016, 2015 and 2014, respectively.

Note 11 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2016	2015	2014
Current tax expense:
Federal	$221,207	$225,253	$211,383
State	20,858	17,419	25,133
Total current	242,065	242,672	236,516

Deferred tax expense (benefit):
Federal	12,256	(7,017)	(14,493)
State	(3,171)	1,567	(5,321)
Total deferred	9,085	(5,450)	(19,814)
Total provision	$251,150	$237,222	$216,702

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2016	2015
Tax assets:
Inventory valuation	$19,713	$18,147
Accrued employee benefit costs	14,120	16,485
Accrued sales tax audit reserve	4,317	4,821
Rent expenses in excess of cash payments required	35,391	30,788
Deferred compensation	23,978	20,125
Workers’ compensation insurance	13,565	12,116
General liability insurance	5,332	4,853
Lease exit obligations	2,617	2,378
Income tax credits	4,265	2,316
Other	7,311	8,831
	130,609	120,860
Tax liabilities:
Inventory basis difference	(4,600)	(3,497)
Prepaid expenses	(2,912)	(2,108)
Depreciation	(73,336)	(55,805)
Amortization	(2,419)	(2,435)
Other	(2,124)	(1,821)
	(85,391)	(65,666)

Net deferred tax asset	$45,218	$55,194

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $7.5 million and $4.4 million as of December 31, 2016 and December 26, 2015, respectively, with varying dates of expiration between 2017 and 2030.  The Company provided no valuation allowance as of December 31, 2016 and December 26, 2015 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2016	2015	2014
Tax provision at statutory rate	$240,894	$226,666	$205,656
Tax effect of:
State income taxes, net of federal tax benefits	11,496	12,341	12,878
Permanent differences	(1,240)	(1,785)	(1,832)
	$251,150	$237,222	$216,702

The Company and its affiliates file income tax returns in the United States and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2012.  Various states have completed an examination of our income tax returns for 2011 through 2014 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $1.1 million at December 31, 2016. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has

Index

considered the reasonably possible expected net change in uncertain tax positions during the next 12 months, and does not expect any material changes to our liability for uncertain tax positions through December 30, 2017.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$2,922	$3,500	$2,482
Additions based on tax positions related to the current year	460	869	1,104
Additions for tax positions of prior years	139	—	280
Reductions for tax positions of prior years	(1,829)	(1,447)	(366)
Reductions due to audit results	(113)	—	—
Balance at end of year	$1,579	$2,922	$3,500

Note 12 - Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k)Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan during fiscal 2016, 2015 and 2014, were approximately $6.6 million, $5.9 million and $5.6 million, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.6 million in fiscal 2016 and $0.5 million in each of fiscal 2015 and 2014, respectively.

Note 13 – Commitments and Contingencies:

Construction and Real Estate Commitments
As of December 31, 2016, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit
At December 31, 2016, there were $44.3 million outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation
Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more.  We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency.  The Company has received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California.  The Company is currently working with Yolo County and other district attorneys in California to resolve alleged instances of noncompliance with applicable regulations.  The matter is still ongoing and the ultimate outcome cannot be determined at this time; however, the Company does not expect the resolution of this matter to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

Index

Note 14 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following chart indicates the percentage of net sales represented by each major product category during fiscal 2016, 2015, and 2014:

	Percent of Net Sales
Product Category:	2016	2015	2014
Livestock and Pet	46%	44%	44%
Hardware, Tools and Truck	22	23	22
Seasonal, Gift and Toy Products	19	20	20
Clothing and Footwear	8	8	9
Agriculture	5	5	5
Total	100%	100%	100%

Note 15 – New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company anticipates adopting this guidance in the first quarter of fiscal 2018. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method; however, adoption is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This update requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of that debt liability. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2016. The adoption of this guidance affected the presentation of debt issuance costs in our Consolidated Balance Sheet but did not have any other material impacts on our Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to

Index

measure inventory at the lower of cost and net realizable value. ASU 2015-11 requires prospective application and is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This update simplifies the accounting for measurement-period adjustments by eliminating the requirement to retrospectively account for such adjustments. The amendments in ASU 2016-15 require an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The entity must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The entity must present, separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 requires prospective application and is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in fiscal 2016. It had no impact on our Consolidated financial statements and related disclosures in fiscal 2016.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet and related disclosures; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied using either a modified retrospective transition method or retrospectively to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal 2017. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations taken as a whole; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company will elect to continue estimating forfeitures of share-based awards. The Company will elect to apply the amendments related to the presentation of excess

Index

tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied using a retrospective transition method to each period presented. The Company does not expect that the adoption of this guidance will have a material impact on our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. This guidance should be applied prospectively and is effective for public business entities that are United States Securities and Exchange Commission filers for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 31, 2016.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Index

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2017, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2017, is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2017, is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 31, 2016, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	4,167,778	(a)	$62.39	(b)	3,773,031
Employee Stock Purchase Plan	—		—		12,093,987
Equity compensation plans not approved by security holders	—		—		—
Total	4,167,778		$62.39		15,867,018
(a) Includes 3,973,747 outstanding stock options, 154,142 unvested restricted stock units and 39,889 restricted stock units which have vested but the receipt of which have been deferred by the recipient. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2000 Stock Incentive Plan was superseded in May 2006. Shares available under the 2009 Stock Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit).
(b) Restricted stock units have a weighted average exercise price of zero.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related – Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2017, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2017, is incorporated herein by reference.

Index

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 40 through 69 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 73 through 75 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 23, 2017	By:	/s/ Anthony F. Crudele Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony F. Crudele Anthony F. Crudele	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2017
/s/ Gregory A. Sandfort Gregory A. Sandfort	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 23, 2017
/s/ Johnston C. Adams Johnston C. Adams	Director	February 23, 2017
/s/ Peter D. Bewley Peter D. Bewley	Director	February 23, 2017
/s/ Keith R. Halbert Keith R. Halbert	Director	February 23, 2017
/s/ George MacKenzie George MacKenzie	Director	February 23, 2017
/s/ Edna K. Morris Edna K. Morris	Director	February 23, 2017
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 23, 2017
/s/ Mark J. Weikel Mark J. Weikel	Director	February 23, 2017

Index

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 29, 2012, Commission File No. 000-23314, and incorporated herein by reference).

3.2
Fifth Amended and Restated By-laws (filed as Exhibit 3.1(i) to Registrant’s Current Report on Form 8-K, filed with the Commission on February 15, 2017, Commission File No. 000-23314, and incorporated herein by reference).

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

Index

10.15
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, Commission File No. 000-23314 and incorporated herein by reference).+

10.16
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference.)+

10.17
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.18
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

10.26
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

10.28
Transition Agreement dated March 10, 2014, by and between Tractor Supply Company and Kimberly D. Vella (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 14, 2014, Commission File No. 000-23314, and incorporated herein by reference).+

10.29
First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 18, 2015, Commission File No. 000-23314, and incorporated herein by reference) +

10.30
Form of Change in Control Agreement, dated March 17, 2015, by and between Tractor Supply Company and each of Steve K. Barbarick, Anthony F. Crudele, Lee J. Downing, Chad M. Frazell, Robert D. Mills and Benjamin F. Parrish, Jr. (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Amended and Restated Employment Agreement, dated March 17, 2015, by and between Tractor Supply Company and Greg A. Sandfort (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.32
Transition Agreement dated January 27, 2016, by and between Tractor Supply Company and Lee J. Downing (filed as exhibit 10.37 to the Annual Report on Form 10-K, filed with the Commission on February 23, 2016, Commission No. 000-23314, and incorporated herein by reference). +

10.33
Credit Agreement, dated as of February 19, 2016, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 22, 2016, Commission File No. 000-23314, and incorporated herein by reference).

10.34
Transition Agreement dated November 14, 2016, by and between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 17, 2016, Commission File No. 000-23314, and incorporated herein by reference.) +

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2016, filed with the SEC on February 23, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2016 and December 26, 2015, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, (v) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, and (vi) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement