Form 10-Q
period 2017-04-01
TRACTOR SUPPLY CO /DE/
filed 2017-05-10
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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
YES  ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 29, 2017
Common Stock, $.008 par value	128,564,140

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	April 1, 2017	December 31, 2016		March 26, 2016
ASSETS
Current assets:
Cash and cash equivalents	$72,701	$53,916		$74,501
Inventories	1,657,761	1,369,656		1,470,691
Prepaid expenses and other current assets	86,459	90,557		80,858
Income taxes receivable	7,339	3,680		—
Total current assets	1,824,260	1,517,809		1,626,050
Property and equipment:
Land	96,535	94,940		87,005
Buildings and improvements	975,155	965,582		838,336
Furniture, fixtures and equipment	578,352	567,653		534,335
Computer software and hardware	231,091	224,370		187,477
Construction in progress	26,067	21,320		37,137
Property and equipment, gross	1,907,200	1,873,865		1,684,290
Accumulated depreciation and amortization	(950,163)	(911,557)		(828,789)
Property and equipment, net	957,037	962,308		855,501

Goodwill and other intangible assets	125,717	125,717		10,258
Deferred income taxes	46,829	45,218		55,798
Other assets	22,559	23,890		16,921
Total assets	$2,976,402	$2,674,942		$2,564,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563,525	$519,522		$582,745
Accrued employee compensation	21,049	25,246		10,994
Other accrued expenses	187,247	215,650		178,747
Current portion of long-term debt	12,500	10,000		10,000
Current portion of capital lease obligations	1,356	1,294		1,081
Income taxes payable	31,407	5,482		29,830
Total current liabilities	817,084	777,194		813,397

Long-term debt	598,919	263,850		238,641
Capital lease obligations, less current maturities	25,525	25,919		21,761
Deferred rent	101,001	100,078		86,960
Other long-term liabilities	54,375	54,683		51,066
Total liabilities	1,596,904	1,221,724		1,211,825
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—		—
Common stock, $0.008 par value; 400,000 shares authorized at April 1, 2017, December 31, 2016 and March 26, 2016; 170,093, 169,943 and 169,236 shares issued; 129,349, 130,795 and 133,302 shares outstanding at April 1, 2017, December 31, 2016 and March 26, 2016, respectively	1,361	1,360		1,354
Additional paid-in capital	683,012	671,515		613,686
Treasury stock – at cost, 40,744, 39,148 and 35,934 shares at April 1, 2017, December 31, 2016 and March 26, 2016, respectively	(1,876,045)	(1,761,498)		(1,528,892)
Accumulated other comprehensive income	1,673	1,392	—	—
Retained earnings	2,569,497	2,540,449		2,266,555
Total stockholders’ equity	1,379,498	1,453,218		1,352,703
Total liabilities and stockholders’ equity	$2,976,402	$2,674,942		$2,564,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	April 1, 2017	March 26, 2016
Net sales	$1,564,078	$1,467,797
Cost of merchandise sold	1,045,875	973,353
Gross profit	518,203	494,444
Selling, general and administrative expenses	382,114	352,672
Depreciation and amortization	39,727	33,577
Operating income	96,362	108,195
Interest expense, net	2,777	1,125
Income before income taxes	93,585	107,070
Income tax expense	33,274	39,402
Net income	$60,311	$67,668

Net income per share – basic	$0.46	$0.51
Net income per share – diluted	$0.46	$0.50

Weighted average shares outstanding:
Basic	130,276	133,630
Diluted	131,090	134,709

Dividends declared per common share outstanding	$0.24	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	April 1, 2017	March 26, 2016
Net income	$60,311	$67,668

Other comprehensive income:
Change in fair value of interest rate swap, net of taxes	281	—
Total other comprehensive income	281	—
Total comprehensive income	$60,592	$67,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$60,311	$67,668
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	39,727	33,577
Loss on disposition of property and equipment	179	80
Share-based compensation expense	7,557	5,269
Deferred income taxes	(1,611)	(604)
Change in assets and liabilities:
Inventories	(288,105)	(186,316)
Prepaid expenses and other current assets	4,098	6,652
Accounts payable	44,003	155,496
Accrued employee compensation	(4,197)	(31,690)
Other accrued expenses	(28,144)	(15,879)
Income taxes	22,266	31,234
Other	2,258	157
Net cash (used in) provided by operating activities	(141,658)	65,644
Cash flows from investing activities:
Capital expenditures	(34,883)	(36,732)
Proceeds from sale of property and equipment	28	20
Net cash used in investing activities	(34,855)	(36,712)
Cash flows from financing activities:
Borrowings under senior credit facility	475,000	475,000
Repayments under senior credit facility	(137,500)	(375,000)
Debt issuance costs	—	(1,380)
Principal payments under capital lease obligations	(332)	(246)
Repurchase of shares to satisfy tax obligations	(653)	(843)
Repurchase of common stock	(114,547)	(99,102)
Net proceeds from issuance of common stock	4,593	10,041
Cash dividends paid to stockholders	(31,263)	(26,714)
Net cash provided by (used in) financing activities	195,298	(18,244)
Net change in cash and cash equivalents	18,785	10,688
Cash and cash equivalents at beginning of period	53,916	63,813
Cash and cash equivalents at end of period	$72,701	$74,501

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,125	$791
Income taxes	12,739	8,642
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$—	$5,218
Non-cash accruals for construction in progress	12,044	15,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options as discussed in Note 13. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the unaudited condensed consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, $3.1 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the fiscal three months ended March 26, 2016 have been reclassified as cash flows from operating activities.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At April 1, 2017, the Company operated a total of 1,769 retail stores in 49 states (1,617 Tractor Supply and Del’s retail stores and 152 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and an interest rate swap.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $612.5 million in borrowings under the Senior Credit Facility (as defined in Note 6) at April 1, 2017, $275.0 million in borrowings at December 31, 2016, and $250.0 million in borrowings at March 26, 2016. Based on market interest rates (Level 2 inputs), the carrying value of our borrowings under the Senior Credit Facility approximates fair value for each period reported. The fair value of the Company’s interest rate swap is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 7, the fair value of the interest rate swap, excluding accrued interest, is a $3.3 million asset at April 1, 2017. The interest rate swap fair value was a $2.8 million asset at December 31, 2016. As described in Note 7, the interest rate swap was not in place at March 26, 2016.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

Index

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended April 1, 2017.

For the first quarters of fiscal 2017 and 2016, share-based compensation expense was $7.6 million and $5.3 million, respectively.

Stock Options

The following summarizes information concerning stock option grants during the first three months of fiscal 2017 and 2016:

	Fiscal three months ended
	April 1, 2017	March 26, 2016
Stock options granted	1,499,549	1,085,225
Weighted average exercise price	$73.18	$86.08
Weighted average fair value per option	$14.75	$19.60

As of April 1, 2017, total unrecognized compensation expense related to non-vested stock options was approximately $37.3 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units

The following summarizes information concerning restricted stock unit grants during the first three months of fiscal 2017 and 2016:

	Fiscal three months ended
	April 1, 2017	March 26, 2016
Restricted stock units granted	63,915	49,161
Weighted average fair value per share	$69.30	$82.85

As of April 1, 2017, total unrecognized compensation expense related to non-vested restricted stock units was approximately $8.1 million with a remaining weighted average expense recognition period of 1.9 years.

Note 4 – Acquisition of Petsense:

On September 29, 2016, the Company completed the acquisition of Petsense. Headquartered in Scottsdale, Arizona, Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-size communities, and offering a variety of pet products and services. Pursuant to the agreement governing the transaction, the Company acquired all the outstanding equity interests in Petsense for an all-cash purchase price of $145.7 million. The acquisition was financed with cash on-hand and revolver borrowings under the 2016 Senior Credit Facility (as defined in Note 6).

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

Index

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

Note 5 – Net Income Per Share:

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

	Fiscal three months ended			Fiscal three months ended
	April 1, 2017			March 26, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$60,311	130,276	$0.46	$67,668	133,630	$0.51
Dilutive stock options and restricted stock units outstanding	—	814	—	—	1,079	(0.01)
Diluted net income per share:	$60,311	131,090	$0.46	$67,668	134,709	$0.50

Anti-dilutive stock options excluded from the above calculations totaled approximately 2.8 million and 1.3 million shares for the three months ended April 1, 2017 and March 26, 2016, respectively.

Note 6 – Senior Credit Facility:

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

The Company had total outstanding borrowings of $612.5 million, $275.0 million and $250.0 million under the 2016 Senior Credit Facility at April 1, 2017, December 31, 2016 and March 26, 2016, respectively. The borrowings consisted of $187.5 million, $190.0 million and $200.0 million under the term loan and $425.0 million, $85.0 million and $50.0 million under the revolving credit facility at April 1, 2017, December 31, 2016 and March 26, 2016, respectively. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.1 million at April 1, 2017 and December 31, 2016, and $1.4 million at March 26, 2016. Additionally, there were $39.5 million, $44.3 million and $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (4.000% at April 1, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (0.983% at April 1, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at April 1, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at April 1, 2017), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of April 1, 2017, the Company was in compliance with all debt covenants.

Note 7 – Interest Rate Swap:

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 6. As of April 1, 2017, the notional amount of the interest rate swap was $187.5 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

The Company has designated this interest rate swap as a cash flow hedge and accounts for the underlying activity in accordance with hedge accounting. The interest rate swap is presented within the consolidated balance sheets at fair value. In accordance with hedge accounting, the effective portion of gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income (“OCI”) and reclassified into earnings in the period during which the hedged transactions affect earnings. The ineffective portion of gains and losses on the interest rate swap, if any, are recognized in current earnings.

Index

The assets and liabilities measured at fair value related to the Company’s interest rate swap, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	April 1, 2017	December 31, 2016	March 26, 2016
Interest rate swap (short-term portion)	Prepaid expenses and other current assets / (Other accrued expenses)	$101	$(398)	$—
Interest rate swap (long-term portion)	Other assets	3,183	3,215	—
Total net assets		$3,284	$2,817	$—

The offset to the interest rate swap liability is recorded in Accumulated Other Comprehensive Income (“AOCI”) (a component of equity), net of deferred taxes, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swap (in thousands):

	April 1, 2017	December 31, 2016	March 26, 2016
Beginning fiscal year AOCI balance	$1,392	$—	$—
Current fiscal period gain recognized in OCI	281	1,392	—
Amounts reclassified from AOCI into current fiscal period earnings	—	—	—
Other comprehensive gain, net of tax	281	1,392	—
Ending fiscal period AOCI balance	$1,673	$1,392	$—

As of April 1, 2017, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $0.1 million. Cash flows related to the interest rate swap are included in operating activities on the condensed consolidated statements of cash flows.

The following table summarizes the impact of pre-tax gains and losses derived from the interest rate swap (in thousands):

		Fiscal three months ended
	Financial Statement Location	April 1, 2017	March 26, 2016
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$461	$—
Amounts reclassified from AOCI into earnings	Interest expense, net	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	6	—

The following table summarizes the impact of taxes affecting AOCI as a result of the interest rate swap (in thousands):

	Fiscal three months ended
	April 1, 2017	March 26, 2016
Income tax expense of interest rate swap on AOCI	$180	$—

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreement, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loan) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreement at April 1, 2017, it could have been required to post full collateral or settle its obligations under the interest rate swap agreement. However, as of April 1, 2017, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreement. Further, as of April 1, 2017, the interest rate swap is in a net asset position and therefore the Company would have no obligation upon default.

Index

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $3.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.6 million and 1.2 million shares of common stock under the share repurchase program for a total cost of $114.5 million and $99.1 million, during the first quarters of fiscal 2017 and fiscal 2016, respectively. As of April 1, 2017, the Company had remaining authorization under the share repurchase program of $1.1 billion, exclusive of any fees, commissions, or other expenses.

Note 9 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40,000 shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During the first three months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 8, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on June 6, 2017 to stockholders of record as of the close of business on May 22, 2017.

Note 10 – Income Taxes:

The Company’s effective income tax rate decreased to 35.6% in the first quarter of fiscal 2017 compared to 36.8% for the first quarter of fiscal 2016. The decrease in the effective income tax rate was principally due to the favorable impact of the adoption of a new accounting rule, as discussed in Note 13, related to the recognition of incremental tax benefits on stock option exercises.

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At April 1, 2017, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit

At April 1, 2017, there were $39.5 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Index

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

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following chart indicates the percentage of sales represented by each major product category during the fiscal three months ended April 1, 2017 and March 26, 2016:

	Fiscal three months ended
Product Category:	April 1, 2017	March 26, 2016
Livestock and Pet	52%	50%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	16	17
Clothing and Footwear	7	9
Agriculture	4	3
Total	100%	100%

Note 13 – New Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. The Company adopted this guidance in the first quarter of fiscal 2017. The Company was recording gift card breakage prior to the adoption of this guidance; therefore, the adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on our stock price at the date the awards are exercised or settled. The Company adopted this guidance in the first quarter of fiscal 2017, which did not have a material impact to our Consolidated Financial

Index

Statements and related disclosures. The Company has elected to continue estimating forfeitures of share-based awards. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice.  The Company adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not impact the classification of any of the Company’s cash flow activity and therefore did not have a material impact to our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this guidance in the first quarter of fiscal 2018. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method; however, adoption is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Index

is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This Form 10-Q also contains forward-looking information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (First Quarter) Ended April 1, 2017 and March 26, 2016
Net sales increased 6.6% to $1.56 billion for the first quarter of fiscal 2017 from $1.47 billion for the first quarter of fiscal 2016. Comparable store sales for the first quarter of fiscal 2017 were $1.46 billion, a 2.2% decrease as compared to the first quarter of fiscal 2016. Comparable store sales increased 4.9% for the first quarter of fiscal 2016. Each quarter of fiscal 2017 starts one week later than the same quarter of fiscal 2016 due to the Company’s 2016 fiscal year having 53 weeks versus the normal 52 weeks. The comparable store sales for the first quarter of fiscal 2016 increased by 2.6% adjusted for the week shift.

The comparable store sales results in the first quarter of fiscal 2017 included decreases in comparable transaction count and average ticket of 1.4% and 0.9%, respectively. The decrease in comparable stores sales was primarily driven by lower sales of seasonal merchandise and the impact of deflation in certain product categories. A warmer than normal start to the year negatively impacted the demand for winter seasonal products. Additionally, the winter storms in March also negatively affected the sale of spring seasonal and big ticket items. On a regional basis, sales were most challenged in the Northern regions, where weather had a more pronounced impact on sales for the quarter. The weakness in seasonal categories was partially offset by a comparable store sales increase in the Livestock and Pet category.

Sales from stores opened less than one year were $102.8 million in the first quarter of fiscal 2017, which represented a 7.0% increase over first quarter fiscal 2016 net sales. For the first quarter of fiscal 2016, sales from stores opened less than one year were $77.9 million, which represented a 5.9% increase over first quarter fiscal 2015 net sales.

The following chart summarizes our store growth for the fiscal three months ended April 1, 2017 and March 26, 2016:

	Fiscal three months ended
	April 1, 2017	March 26, 2016 (a)
Tractor Supply
Store count, beginning of period	1,595	1,488
New stores opened	24	36
Stores closed	(2)	(3)
Store count, end of period	1,617	1,521
Petsense
Store count, beginning of period	143	—
New stores opened	9	—
Stores closed	—	—
Store count, end of period	152	—
Consolidated end of period	1,769	1,521

Stores relocated	—	—
(a) As Petsense was acquired by the Company on September 29, 2016, there is no store count information for the prior period.

Index

The following chart indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended April 1, 2017 and March 26, 2016:

	Fiscal three months ended
Product Category:	April 1, 2017	March 26, 2016
Livestock and Pet	52%	50%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	16	17
Clothing and Footwear	7	9
Agriculture	4	3
Total	100%	100%

Gross profit increased 4.8% to $518.2 million for the first quarter of fiscal 2017 from $494.4 million for the first quarter of fiscal 2016. As a percent of net sales, gross margin decreased 60 basis points to 33.1% from 33.7% in the prior year. The decrease in gross margin was primarily driven by higher markdowns on cold weather merchandise, targeted promotional activity, and a higher freight expense principally due to a greater mix of consumable, usable and edible (C.U.E.) products.

Selling, general and administrative (SG&A) expenses, including depreciation and amortization, increased 9.2% to $421.8 million from $386.2 million in the first quarter of fiscal 2016. As a percent of net sales, SG&A expenses increased 70 basis points to 27.0% in the first quarter of fiscal 2017 from 26.3% in the first quarter of fiscal 2016. The increase as a percentage of net sales was primarily attributable to the deleverage impact from the decline in comparable store sales. SG&A as a percent of net sales was also impacted by a higher allocation of store payroll hours to support strong customer service, partially offset by lower year-over-year incentive compensation.

The effective income tax rate decreased to 35.6% in the first quarter of fiscal 2017 compared to 36.8% for the first quarter of fiscal 2016. The decrease in the effective income tax rate was principally due to the favorable impact of the adoption of the new accounting rules related to the recognition of incremental tax benefits on stock option exercises. The Company expects the full fiscal year 2017 effective tax rate will be approximately 36.1%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2017 decreased 10.9% to $60.3 million, or $0.46 per diluted share, as compared to net income of $67.7 million, or $0.50 per diluted share, for the first quarter of fiscal 2016.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends and selective acquisitions as opportunities arise.  Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our senior credit facility, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and capital leases and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution center capacity, through the end of fiscal 2017.

Index

Working Capital

At April 1, 2017, the Company had working capital of $1.0 billion, which increased $266.6 million from December 31, 2016, and increased $194.5 million from March 26, 2016.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	April 1, 2017	December 31, 2016	Variance	March 26, 2016	Variance
Current assets:
Cash and cash equivalents	$72.7	$53.9	$18.8	$74.5	$(1.8)
Inventories	1,657.8	1,369.7	288.1	1,470.7	187.1
Prepaid expenses and other current assets	86.5	90.6	(4.1)	80.9	5.6
Income taxes receivable	7.3	3.6	3.7	—	7.3
Total current assets	1,824.3	1,517.8	306.5	1,626.1	198.2
Current liabilities:
Accounts payable	563.5	519.5	44.0	582.8	(19.3)
Accrued employee compensation	21.0	25.2	(4.2)	11.0	10.0
Other accrued expenses	187.3	215.7	(28.4)	178.7	8.6
Current portion of long-term debt	12.5	10.0	2.5	10.0	2.5
Current portion of capital lease obligation	1.4	1.3	0.1	1.1	0.3
Income taxes payable	31.4	5.5	25.9	29.8	1.6
Total current liabilities	817.1	777.2	39.9	813.4	3.7
Working capital	$1,007.2	$740.6	$266.6	$812.7	$194.5

In comparison to December 31, 2016, working capital as of April 1, 2017, was impacted most significantly by changes in our inventories and accounts payable.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in spring seasonal merchandise. Accounts payable did not fluctuate in line with the increase in inventory due to the timing of payments and a decline in inventory turns.

In comparison to March 26, 2016, working capital as of April 1, 2017, was impacted most significantly by changes in our inventories and accounts payable.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and earlier receipts of spring seasonal inventory than in the prior year. Accounts payable decreased principally due to the timing of payments resulting from the shift to earlier seasonal inventory receipt.

Index

Operating Activities

Operating activities used net cash of $141.7 million and provided net cash of $65.7 million in the first three months of fiscal 2017 and fiscal 2016, respectively.  The $207.4 million decrease in net cash from operating activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	April 1, 2017	March 26, 2016 (a)	Variance
Net income	$60.3	$67.7	$(7.4)
Depreciation and amortization	39.7	33.6	6.1
Share-based compensation expense	7.6	5.3	2.3
Deferred income taxes	(1.6)	(0.6)	(1.0)
Inventories and accounts payable	(244.1)	(30.8)	(213.3)
Prepaid expenses and other current assets	4.1	6.7	(2.6)
Accrued expenses	(32.3)	(47.6)	15.3
Income taxes	22.3	31.2	(8.9)
Other, net	2.3	0.2	2.1
Net cash (used in) provided by operating activities	$(141.7)	$65.7	$(207.4)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation in fiscal 2016 has been adjusted to conform with the current presentation.

The $207.4 million decrease in net cash from operating activities in the first three months of fiscal 2017 compared with the first three months of fiscal 2016 resulted from more cash required due to the timing of receipts and payments in relation to inventory and accounts payable.

Investing Activities

Investing activities used cash of $34.9 million and $36.7 million in the first three months of fiscal 2017 and fiscal 2016, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures. Capital expenditures for the first three months of fiscal 2017 and fiscal 2016 were as follows (in millions):

	Fiscal three months ended
	April 1, 2017	March 26, 2016
New and relocated stores and stores not yet opened	$17.1	$22.5
Existing stores	8.6	4.4
Information technology	8.2	6.8
Distribution center capacity and improvements	1.0	3.0
Corporate and other	—	—
Total capital expenditures	$34.9	$36.7

The Company opened 24 new Tractor Supply stores and converted its two Hometown Pet stores to Petsense stores in the first three months of fiscal 2017 compared to 36 new stores and three store closures, all of which were Del’s stores, during the first three months of fiscal 2016. We expect to open approximately 100 new stores during fiscal 2017 compared to 113 new stores in fiscal 2016. The Company also opened nine new Petsense stores (including the conversion of the Hometown Pet stores) and had no store closures during the first three months of fiscal 2017. We expect to open 25 to 30 new Petsense stores during fiscal 2017. Additionally, the Company plans to construct a new northeast distribution center in Frankfort, New York. We expect to begin construction of the distribution center in the summer of 2017, with the facility to be operational by the end of fiscal 2018.

Index

Financing Activities

Financing activities provided net cash of $195.3 million and used net cash of $18.2 million in the first three months of fiscal 2017 and fiscal 2016, respectively. The $213.6 million change in net cash from financing activities in the first three months of fiscal 2017 compared to the first three months of fiscal 2016 is due to changes in the following financing activities (in millions):

	Fiscal three months ended
	April 1, 2017	March 26, 2016 (a)	Variance
Net borrowings and repayments under senior credit facilities	$337.5	$100.0	$237.5
Repurchase of common stock	(114.5)	(99.1)	(15.4)
Net proceeds from issuance of common stock	4.6	10.0	(5.4)
Cash dividends paid to stockholders	(31.3)	(26.7)	(4.6)
Other, net	(1.0)	(2.5)	1.5
Net cash provided by (used in) financing activities	$195.3	$(18.3)	$213.6
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation in fiscal 2016 has been adjusted to conform with the current presentation.

The $213.6 million change in net cash from financing activities in the first three months of fiscal 2017 compared with the first three months of fiscal 2016 is due to an increase in borrowings, net of repayments, under our senior credit facility to fund the early receipt of spring seasonal merchandise, partially offset by an increase in purchases of common stock.

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

The Company had total outstanding borrowings of $612.5 million, $275.0 million and $250.0 million under the 2016 Senior Credit Facility at April 1, 2017, December 31, 2016 and March 26, 2016, respectively. The borrowings consisted of $187.5 million, $190.0 million and $200.0 million under the term loan and $425.0 million, $85.0 million and $50.0 million in borrowings under the revolving credit facility at April 1, 2017, December 31, 2016 and March 26, 2016, respectively. Unamortized debt issuance costs recorded as an offset to the outstanding borrowings were approximately $1.1 million at April 1, 2017 and December 31, 2016, and $1.4 million at March 26, 2016. Additionally, there were $39.5 million, $44.3 million and $47.6 million of outstanding letters of credit under the 2016 Senior Credit Facility as of April 1, 2017, December 31, 2016 and March 26, 2016, respectively.

Borrowings under both the term loan and the revolver bear interest at either the bank’s base rate (4.000% at April 1, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (0.983% at April 1, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at April 1, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at April 1, 2017), adjusted quarterly based on the Company’s leverage ratio.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed

Index

charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of April 1, 2017, the Company was in compliance with all debt covenants.

Interest Rate Swap

On March 28, 2016, the Company entered into an interest rate swap agreement which became effective on March 31, 2016 with a maturity date of February 19, 2021. The interest rate swap was executed for risk management and is not held for trading purposes. The objective of the interest rate swap is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap is intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The notional amount of the interest rate swap began at $197.5 million (the principal amount of the term loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the term loan borrowings as described in Note 6. As of April 1, 2017, the notional amount of the interest rate swap was $187.5 million. The interest rate swap entitles the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement without exchange of the underlying notional amount.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases, through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.6 million and 1.2 million shares of common stock under the share repurchase program for a total cost of $114.5 million and $99.1 million during the first quarters of fiscal 2017 and fiscal 2016, respectively. As of April 1, 2017, the Company had remaining authorization under the share repurchase program of $1.1 billion, exclusive of any fees, commissions, or other expenses.

Dividends

During the first three months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On May 8, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on June 6, 2017 to stockholders of record as of the close of business on May 22, 2017.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. The Company typically leases buildings for retail stores rather than acquiring these assets which allows the Company to utilize financial capital

Index

to operate the business rather than invest in fixed assets.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At April 1, 2017, the Company had no material commitments related to construction projects extending greater than twelve months.

At April 1, 2017, there were $39.5 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation	-	Income tax contingencies
-	Self-insurance reserves	-	Impairment of long-lived assets
-	Sales tax audit reserve	-	Impairment of goodwill and other indefinite-lived intangible assets

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. The Company adopted this guidance in the first quarter of fiscal 2017. The Company was recording gift card breakage prior to the adoption of this guidance; therefore, the adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards is dependent on our stock price at the date the awards are exercised or settled. The Company adopted this guidance in the first quarter of fiscal 2017, which did not have a material impact to our Consolidated Financial Statements and related disclosures. The Company has elected to continue estimating forfeitures of share-based awards. The Company has elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

Index

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice.  The Company adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not impact the classification of any of the Company’s cash flow activity and therefore did not have a material impact to our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This update simplifies the measurement of goodwill by eliminating the second step from the goodwill impairment test, which requires the comparison of the implied fair value of goodwill with the current carrying amount of goodwill. Instead, under the amendments in this guidance, an entity shall perform a goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount and an impairment charge is to be recorded for the amount, if any, in which the carrying value exceeds the reporting unit’s fair value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this guidance in the first quarter of fiscal 2018. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method; however, adoption is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our senior credit facilities (as discussed in Note 6 to the unaudited condensed consolidated financial statements) which bear interest based on variable rates.

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we entered into an interest rate swap agreement which is intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of this interest rate swap, our exposure to interest rate volatility is minimized beginning in the second fiscal quarter of 2016. The interest rate swap agreement has been executed for risk management purposes and is not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swap would have affected interest expense by approximately $0.7 million and $0.6 million in the three months ended April 1, 2017 and March 26, 2016, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of April 1, 2017.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 1, 2017, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2017 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 28, 2017	90,000		$75.68	90,000	$1,232,232,621
January 29, 2017 - February 25, 2017	762,141	(a)	72.69	753,818	1,177,447,415
February 26, 2017 - April 1, 2017	753,024	(a)	70.37	752,349	1,124,516,565
Total	1,605,165		$71.77	1,596,167	$1,124,516,565
(a) The number of shares purchased and average price paid per share include 8,323 and 675 shares withheld from vested restricted stock units to satisfy employees’
minimum statutory tax withholding requirements for the period of January 29, 2017 - February 25, 2017 and February 26, 2017 - April 1, 2017, respectively.

Share repurchases were made pursuant to the share repurchase program described under Part I Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations. We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the Securities and Exchange Commission and other applicable legal requirements.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the Securities and Exchange Commission on May 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 1, 2017, December 31, 2016 and March 26, 2016, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended April 1, 2017 and March 26, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three months ended April 1, 2017 and March 26, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended April 1, 2017 and March 26, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 10, 2017	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)