Form 10-Q
period 2017-07-01
TRACTOR SUPPLY CO /DE/
filed 2017-08-10
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 1, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2017
Common Stock, $.008 par value	126,695,953

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	July 1, 2017	December 31, 2016	June 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$67,793	$53,916	$151,112
Inventories	1,468,254	1,369,656	1,366,499
Prepaid expenses and other current assets	90,409	90,557	67,613
Income taxes receivable	4,066	3,680	3,311
Total current assets	1,630,522	1,517,809	1,588,535
Property and equipment:
Land	99,267	94,940	94,387
Buildings and improvements	995,716	965,582	870,053
Furniture, fixtures and equipment	584,275	567,653	544,724
Computer software and hardware	243,577	224,370	199,058
Construction in progress	48,521	21,320	55,014
Property and equipment, gross	1,971,356	1,873,865	1,763,236
Accumulated depreciation and amortization	(988,998)	(911,557)	(861,274)
Property and equipment, net	982,358	962,308	901,962

Goodwill and other intangible assets	125,717	125,717	10,258
Deferred income taxes	52,960	45,218	58,812
Other assets	24,015	23,890	19,199
Total assets	$2,815,572	$2,674,942	$2,578,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510,820	$519,522	$430,394
Accrued employee compensation	14,264	25,246	27,744
Other accrued expenses	184,829	215,650	201,077
Current portion of long-term debt	20,000	10,000	10,000
Current portion of capital lease obligations	3,418	1,294	1,081
Income taxes payable	73,157	5,482	54,139
Total current liabilities	806,488	777,194	724,435

Long-term debt	433,676	263,850	186,212
Capital lease obligations, less current maturities	33,860	25,919	21,494
Deferred rent	102,525	100,078	89,317
Other long-term liabilities	56,457	54,683	55,379
Total liabilities	1,433,006	1,221,724	1,076,837
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at July 1, 2017, December 31, 2016 and June 25, 2016; 170,184, 169,943 and 169,724 shares issued; 127,231, 130,795 and 133,703 shares outstanding at July 1, 2017, December 31, 2016 and June 25, 2016, respectively	1,361	1,360	1,358
Additional paid-in capital	693,775	671,515	647,719
Treasury stock – at cost, 42,953, 39,148 and 36,021 shares at July 1, 2017, December 31, 2016 and June 25, 2016, respectively	(2,009,645)	(1,761,498)	(1,536,695)
Accumulated other comprehensive income (loss)	1,521	1,392	(1,362)
Retained earnings	2,695,554	2,540,449	2,390,909
Total stockholders’ equity	1,382,566	1,453,218	1,501,929
Total liabilities and stockholders’ equity	$2,815,572	$2,674,942	$2,578,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$2,017,762	$1,852,534	$3,581,840	$3,320,331
Cost of merchandise sold	1,313,054	1,203,312	2,358,929	2,176,665
Gross profit	704,708	649,222	1,222,911	1,143,666
Selling, general and administrative expenses	405,736	365,916	787,850	718,588
Depreciation and amortization	41,047	34,057	80,774	67,634
Operating income	257,925	249,249	354,287	357,444
Interest expense, net	3,092	1,910	5,869	3,035
Income before income taxes	254,833	247,339	348,418	354,409
Income tax expense	94,184	90,914	127,458	130,316
Net income	$160,649	$156,425	$220,960	$224,093

Net income per share – basic	$1.25	$1.17	$1.71	$1.68
Net income per share – diluted	$1.25	$1.16	$1.70	$1.66

Weighted average shares outstanding:
Basic	128,186	133,564	129,231	133,597
Diluted	128,722	134,562	129,906	134,635

Dividends declared per common share outstanding	$0.27	$0.24	$0.51	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$160,649	$156,425	$220,960	$224,093

Other comprehensive (loss) income:
Change in fair value of interest rate swaps, net of taxes	(152)	(1,362)	129	(1,362)
Total other comprehensive (loss) income	(152)	(1,362)	129	(1,362)
Total comprehensive income	$160,497	$155,063	$221,089	$222,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$220,960	$224,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,774	67,634
Loss on disposition of property and equipment	198	233
Share-based compensation expense	15,079	11,212
Deferred income taxes	(7,742)	(3,618)
Change in assets and liabilities:
Inventories	(98,598)	(82,124)
Prepaid expenses and other current assets	148	19,897
Accounts payable	(8,702)	3,145
Accrued employee compensation	(10,982)	(14,940)
Other accrued expenses	(33,895)	(9,972)
Income taxes	67,289	59,424
Other	2,979	3,214
Net cash provided by operating activities	227,508	278,198
Cash flows from investing activities:
Capital expenditures	(96,610)	(100,956)
Proceeds from sale of property and equipment	10,781	40
Net cash used in investing activities	(85,829)	(100,916)
Cash flows from financing activities:
Borrowings under senior credit facility	578,000	595,000
Repayments under senior credit facility	(398,000)	(547,500)
Debt issuance costs	(313)	(1,380)
Principal payments under capital lease obligations	(669)	(513)
Repurchase of shares to satisfy tax obligations	(653)	(843)
Repurchase of common stock	(248,147)	(106,905)
Net proceeds from issuance of common stock	7,835	30,943
Cash dividends paid to stockholders	(65,855)	(58,785)
Net cash used in financing activities	(127,802)	(89,983)
Net change in cash and cash equivalents	13,877	87,299
Cash and cash equivalents at beginning of period	53,916	63,813
Cash and cash equivalents at end of period	$67,793	$151,112

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,218	$2,153
Income taxes	67,752	73,205
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$10,734	$5,218
Non-cash accruals for construction in progress	15,377	32,075

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

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options as discussed in Note 13. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the unaudited condensed consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, $10.3 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the fiscal six months ended June 25, 2016 have been reclassified as cash flows from operating activities.

Nature of Business

Tractor Supply Company (the “Company”) is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At July 1, 2017, the Company operated a total of 1,790 retail stores in 49 states (1,630 Tractor Supply and Del’s retail stores and 160 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $455.0 million in borrowings under the Senior Credit Facility (as defined in Note 6) at July 1, 2017, $275.0 million in borrowings at December 31, 2016, and $197.5 million in borrowings at June 25, 2016. Based on market interest rates (Level 2 inputs), the carrying value of our borrowings under the Senior Credit Facility approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 7, the fair value of the interest rate swaps, excluding accrued interest, was a $3.0 million asset at July 1, 2017, a $2.8 million asset at December 31, 2016 and a $2.5 million liability at June 25, 2016.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended July 1, 2017.

Index

For the second quarters of fiscal 2017 and 2016, share-based compensation expense was $7.5 million and $5.9 million, respectively, and $15.1 million and $11.2 million for the first six months of fiscal 2017 and 2016, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2017 and 2016:

	Fiscal six months ended
	July 1, 2017	June 25, 2016
Stock options granted	1,557,681	1,119,304
Weighted average exercise price	$72.76	$86.34
Weighted average fair value per option	$14.68	$19.61

As of July 1, 2017, total unrecognized compensation expense related to non-vested stock options was approximately $30.8 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units

The following table summarizes information concerning restricted stock unit grants during the first six months of fiscal 2017 and 2016:

	Fiscal six months ended
	July 1, 2017	June 25, 2016
Restricted stock units granted	82,835	59,019
Weighted average fair value per share	$66.70	$84.25

As of July 1, 2017, total unrecognized compensation expense related to non-vested restricted stock units was approximately $7.3 million with a remaining weighted average expense recognition period of 1.7 years.

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

The total consideration transferred in connection with the Petsense acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The fair value of the assets acquired and liabilities assumed is estimated based on either one or a combination of the following methodologies: the income approach, the cost approach or the market approach as determined based on the nature of the asset or liability and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. unobservable inputs classified as Level 3 inputs under the fair value hierarchy) which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of the pet specialty retail business acquired.

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

The resulting goodwill of $84.2 million and tradename of $31.3 million are amortized for income tax purposes.

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

	Fiscal three months ended			Fiscal three months ended
	July 1, 2017			June 25, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$160,649	128,186	$1.25	$156,425	133,564	$1.17
Dilutive stock options and restricted stock units outstanding	—	536	—	—	998	(0.01)
Diluted net income per share:	$160,649	128,722	$1.25	$156,425	134,562	$1.16

	Fiscal six months ended			Fiscal six months ended
	July 1, 2017			June 25, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$220,960	129,231	$1.71	$224,093	133,597	$1.68
Dilutive stock options and restricted stock units outstanding	—	675	(0.01)	—	1,038	(0.02)
Diluted net income per share:	$220,960	129,906	$1.70	$224,093	134,635	$1.66

Anti-dilutive stock options excluded from the above calculations totaled approximately 4.1 million and 1.7 million shares for the three months ended July 1, 2017 and June 25, 2016, respectively, and 3.2 million and 1.5 million shares for the fiscal six months ended July 1, 2017 and June 25, 2016, respectively.

Index

Note 6 – Senior Credit Facility:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	July 1, 2017	December 31, 2016	June 25, 2016
Senior Credit Facility:
February 2016 Term Loan	$185.0	$190.0	$197.5
June 2017 Term Loan	100.0	—	—
Revolving Credit Loans	170.0	85.0	—
Total Outstanding Borrowings	455.0	275.0	197.5
Less: Unamortized Debt Issuance Costs	(1.3)	(1.1)	(1.3)
Total Debt	453.7	273.9	196.2
Less: Current Portion of Long-Term Debt	(20.0)	(10.0)	(10.0)
Long-Term Debt	$433.7	$263.9	$186.2

Outstanding Letters of Credit	$44.3	$44.3	$50.5

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan (the “February 2016 Term Loan”) and a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured and matures on February 19, 2021.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022.

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million with a sublimit of $30 million for swingline loans.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains both the February 2016 Term Loan and June 2017 Term Loan. The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through five, with the remaining balance due in full on the maturity date of June 15, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility with a sublimit of $50 million for swingline loans.

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.250% at July 1, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.224% at July 1, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at July 1, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at July 1, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.250% at July 1, 2017) or LIBOR (1.224% at July 1, 2017) plus an additional 1.000% per annum.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business

Index

operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of July 1, 2017, the Company was in compliance with all debt covenants.

Note 7 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 6. As of July 1, 2017, the notional amount of the interest rate swap was $185.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100.0 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 6. As of July 1, 2017, the notional amount of the interest rate swap was $100.0 million.

The Company’s interest rate swap agreements are executed for risk management and are not held for trading purposes. The objective of the interest rate swap agreements is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap agreements are intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. Both interest rate swap agreements entitle the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement, without exchange of the underlying notional amount.

The Company has designated its interest rate swap agreements as cash flow hedges and accounts for the underlying activity in accordance with hedge accounting. The interest rate swaps are presented within the consolidated balance sheets at fair value. In accordance with hedge accounting, the effective portion of gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income (Loss) (“OCI” or “OCL”, respectively) and reclassified into earnings in the period during which the hedged transactions affect earnings. The ineffective portion of gains and losses on interest rate swaps, if any, are recognized in current earnings.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	July 1, 2017	December 31, 2016	June 25, 2016
Interest rate swaps (short-term portion)	Other accrued expenses	$(56)	$(398)	$(1,237)
Interest rate swaps (long-term portion)	Other assets / (Other long-term liabilities)	3,105	3,215	(1,303)
Total net assets (liabilities)		$3,049	$2,817	$(2,540)

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”, respectively), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI/AOCL, net of tax, related to the Company’s interest rate swaps (in thousands):

	July 1, 2017	December 31, 2016	June 25, 2016
Beginning fiscal year AOCI balance	$1,392	$—	$—
Current fiscal period gain (loss) recognized in OCI (OCL)	129	1,392	(1,362)
Amounts reclassified from AOCI (AOCL) into current fiscal period earnings	—	—	—
Other comprehensive gain (loss), net of tax	129	1,392	(1,362)
Ending fiscal period AOCI (AOCL) balance	$1,521	$1,392	$(1,362)

Index

As of July 1, 2017, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $0.1 million. Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended		Fiscal six months ended
	Financial Statement Location	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Effective portion of (losses) gains recognized in (OCL) OCI during the period	Other comprehensive (loss) income	$(250)	$2,234	$211	$2,234
Amounts reclassified from AOCI (AOCL) into earnings	Interest expense, net	—	—	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	15	306	21	306

The following table summarizes the impact of taxes affecting AOCI/AOCL as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended		Fiscal six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Income tax (benefit) expense of interest rate swaps on AOCI (AOCL)	$(98)	$(872)	$82	$(872)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at July 1, 2017, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of July 1, 2017, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of July 1, 2017, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $3.0 billion, exclusive of any fees, commissions, or other expenses related to such repurchases through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 2.2 million and 0.1 million shares of common stock under the share repurchase program for a total cost of $133.6 million and $7.8 million during the second quarters of fiscal 2017 and fiscal 2016, respectively. During the first six months of fiscal 2017 and fiscal 2016, the Company repurchased 3.8 million and 1.3 million shares under the share repurchase program for a total cost of $248.1 million and $106.9 million, respectively. As of July 1, 2017, the Company had remaining authorization under the share repurchase program of $1.0 billion, exclusive of any fees, commissions or other expenses.

Index

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

Dividends

During the first six months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on September 6, 2017 to stockholders of record as of the close of business on August 21, 2017.

Note 10 – Income Taxes:

The Company’s effective income tax rate increased to 37.0% in the second quarter of fiscal 2017 compared to 36.8% for the second quarter of fiscal 2016. The increase is primarily due to the recognition of fewer state tax credits as well as an increase in nondeductible expenses.

For the first six months of fiscal 2017, the Company’s effective income tax rate decreased to 36.6% compared to 36.8% for the first six months of fiscal 2016. The decrease in the effective income tax rate was primarily driven by net excess tax benefits associated with the settlement of share-based payment awards due to the adoption of ASU 2016-09 (as discussed in Note 13), partially offset by the recognition of fewer state tax credits in 2017 compared to 2016.

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At July 1, 2017, the Company had no material commitments related to construction projects extending greater than twelve months.

Letters of Credit

At July 1, 2017, there were $44.3 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. The Company received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California. The Company and the Office of the District Attorney of Yolo County engaged in settlement discussions which resulted in the settlement of the matter.

Index

A consent decree reflecting the terms of settlement was filed with the Yolo County Superior Court on June 23, 2017. Under the settlement, the Company has agreed to pay a civil penalty and fund supplemental environmental projects furthering consumer protection and environmental enforcement in California. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance with the consent decree will not have a material effect on our consolidated financial position, results of operations or cash flows.

The Company is also involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities, to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of sales represented by each major product category during the fiscal three months and six months ended July 1, 2017 and June 25, 2016:

	Fiscal three months ended		Fiscal six months ended
Product Category:	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Livestock and Pet	45%	43%	48%	46%
Seasonal, Gift and Toy Products	23	24	20	20
Hardware, Tools and Truck	21	22	21	22
Agriculture	6	6	5	5
Clothing and Footwear	5	5	6	7
Total	100%	100%	100%	100%

Note 13 – New Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this guidance in the first quarter of fiscal 2018. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The Company continues to evaluate the adoption of this standard, including the transition method; however, adoption is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides guidance about which changes to the terms or conditions of a share-based payment award

Index

require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified or (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt this guidance in the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Seasonality and Weather

Our business is seasonal. Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season.

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

Comparable Store Sales

Comparable store sales are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store sales metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store sales metrics calculations. If the effect of relocated stores on our comparable store sales metrics calculations became material, we would remove relocated stores from the calculations.

Results of Operations

Fiscal Three Months (Second Quarter) Ended July 1, 2017 and June 25, 2016

Net sales for the second quarter of fiscal 2017 increased 8.9% to $2.02 billion from $1.85 billion in the second quarter of fiscal 2016. Comparable store sales for the second quarter of fiscal 2017 were $1.91 billion, a 2.2% increase as compared to the second quarter of fiscal 2016. Comparable store sales decreased 0.5% for the second quarter of fiscal 2016. Each quarter of fiscal 2017 starts one week later than the same quarter of fiscal 2016 due to the Company’s 2016 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the week shift, last year’s comparable store sales increase would have been 1.0%. The 2017 second quarter had one less sales day compared to the second quarter of 2016, which negatively impacted the current quarter’s comparable store sales by approximately 60 basis points.

The comparable store sales results in the second quarter of fiscal 2017 included an increase in comparable transaction count of 2.2% while average ticket remained flat to prior year’s second quarter. Comparable store sales trends were broad based both from a product and geographic perspective. Continued strength in year-round products helped drive the comparable store sales result, with the Livestock and Pet category leading the performance.

Sales from stores open less than one year were $119.6 million in the second quarter of fiscal 2017, which represented a 6.5% increase over second quarter fiscal 2016 net sales. For the second quarter of fiscal 2016, sales from stores open less than one year were $95.5 million, which represented a 5.4% increase over second quarter fiscal 2015 net sales.

The following table summarizes our store growth for the fiscal three months ended July 1, 2017 and June 25, 2016:

	Fiscal three months ended
	July 1, 2017	June 25, 2016 (a)
Tractor Supply
Store count, beginning of period	1,617	1,521
New stores opened	14	22
Stores closed	(1)	(1)
Store count, end of period	1,630	1,542
Petsense
Store count, beginning of period	152	—
New stores opened	8	—
Stores closed	—	—
Store count, end of period	160	—
Consolidated end of period	1,790	1,542

Stores relocated	1	1
(a) As Petsense was acquired by the Company on September 29, 2016, there is no store count information for the prior period.

Index

The following table indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended July 1, 2017 and June 25, 2016:

	Fiscal three months ended
Product Category:	July 1, 2017	June 25, 2016
Livestock and Pet	45%	43%
Seasonal, Gift and Toy Products	23	24
Hardware, Tools and Truck	21	22
Agriculture	6	6
Clothing and Footwear	5	5
Total	100%	100%

Gross profit increased 8.5% to $704.7 million for the second quarter of fiscal 2017 from $649.2 million for the second quarter of fiscal 2016. As a percent of net sales, gross margin decreased 10 basis points to 34.9% for the second quarter of fiscal 2017 from 35.0% for the second quarter of fiscal 2016. The slight decline in gross margin resulted primarily from higher freight expense from increased diesel fuel prices and a mix shift to more freight intensive products.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 11.7% to $446.8 million for the second quarter of fiscal 2017 from $400.0 million in the second quarter of fiscal 2016. As a percent of net sales, SG&A expenses increased 50 basis points to 22.1% in the second quarter of fiscal 2017 from 21.6% in the second quarter of fiscal 2016. The increase in SG&A as a percent of net sales was primarily attributable to higher store payroll costs to enhance customer service, investments in infrastructure and technology to drive growth and an improved customer experience, as well as the integration of Petsense, which operates at a higher SG&A rate.

The effective income tax rate increased to 37.0% in the second quarter of fiscal 2017 compared to 36.8% for the second quarter of fiscal 2016. The increase for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 is primarily due to the recognition of fewer state tax credits as well as an increase in nondeductible expenses. The Company expects the full fiscal year 2017 effective tax rate will be approximately 36.8%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2017 increased 2.7% to $160.6 million, or $1.25 per diluted share, as compared to net income of $156.4 million, or $1.16 per diluted share, for the second quarter of fiscal 2016.

Fiscal Six Months Ended July 1, 2017 and June 25, 2016

Net sales increased 7.9% to $3.58 billion for the first six months of fiscal 2017 from $3.32 billion for the first six months of fiscal 2016.  Comparable store sales for the first six months of fiscal 2017 were $3.37 billion, a 0.2% increase over the first six months of fiscal 2016. This compares to a 1.9% comparable store sales increase for the first six months of fiscal 2016. Each quarter of fiscal 2017 starts one week later than the same quarter of fiscal 2016 due to the Company’s 2016 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the week shift, last year’s comparable store sales increase for the first six months of the year would have been 1.7%. The first six months of fiscal 2017 had one less sales day compared to the first six months of fiscal 2016, which negatively impacted comparable store sales by approximately 35 basis points for the first six months of fiscal 2017.

For the first six months of fiscal 2017, the comparable store sales increase was driven by growth in traffic counts and continued demand for key consumable, usable and edible (“C.U.E.”) products, primarily animal and pet related merchandise, offset by softness in seasonal categories, principally in the first quarter. Warmer than normal weather early in the first quarter negatively impacted winter seasonal items and winter storms in March had an unfavorable impact on the start to the spring selling season. Weather patterns normalized in the second quarter and comparable store sales were broad based and positive in all geographic regions of the country, driven by strength in sales of year-round products.

In addition to comparable store sales growth in the first six months of fiscal 2017, sales from stores open less than one year were $222.4 million for the first six months of fiscal 2017, which represented a 6.7% increase over the first six months of fiscal 2016 net sales. Sales from stores open less than one year were $173.4 million for the first six months of fiscal 2016, which represented a 5.6% increase over the first six months of fiscal 2015 net sales.

Index

The following table summarizes our store growth for the fiscal six months ended July 1, 2017 and June 25, 2016:

	Fiscal six months ended
	July 1, 2017	June 25, 2016 (a)
Tractor Supply
Store count, beginning of period	1,595	1,488
New stores opened	38	58
Stores closed	(3)	(4)
Store count, end of period	1,630	1,542
Petsense
Store count, beginning of period	143	—
New stores opened	17	—
Stores closed	—	—
Store count, end of period	160	—
Consolidated end of period	1,790	1,542

Stores relocated	1	1
(a) As Petsense was acquired by the Company on September 29, 2016, there is no store count information for the prior period.

The following table indicates the percentage of sales represented by each of our major product categories for the fiscal six months ended July 1, 2017 and June 25, 2016:

	Fiscal six months ended
	July 1, 2017	June 25, 2016
Product Category:
Livestock and Pet	48%	46%
Hardware, Tools and Truck	21	22
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	6	7
Agriculture	5	5
Total	100%	100%

Gross profit increased 6.9% to $1.22 billion for the first six months of fiscal 2017 from $1.14 billion in the first six months of fiscal 2016.  As a percent of net sales, gross margin decreased 30 basis points to 34.1% for the first six months of fiscal 2017 compared to 34.4% for the comparable period in fiscal 2016. The decline in gross margin was driven by higher markdowns on cold weather merchandise and targeted promotional activity in the first quarter and a higher freight expense throughout the first six months of the year due to an unfavorable shift in product mix towards more freight intensive products as well as increased fuel costs.

Total SG&A expenses, including depreciation and amortization, increased 10.5% to $868.6 million in the first six months of fiscal 2017 from $786.2 million in the first six months of fiscal 2016.  As a percent of net sales, SG&A expenses increased 50 basis points to 24.2% in the first six months of fiscal 2017 from 23.7% in the first six months of fiscal 2016.   SG&A expenses increased as a percentage of net sales due principally to a higher allocation of store payroll hours to support strong customer service, investments in infrastructure and technology to drive growth and an improved customer experience, as well as the integration of Petsense, which operates at a higher SG&A rate. These were partially offset by lower year-over-year incentive compensation.

For the first six months of fiscal 2017, the effective income tax rate decreased to 36.6% compared to 36.8% for the first six months of fiscal 2016. The decrease in the effective income tax rate was primarily driven by net excess tax benefits associated with the settlement of share-based payment awards due to the adoption of ASU 2016-09 (as discussed in Note 13 to the unaudited condensed consolidated financial statements), partially offset by the recognition of fewer state tax credits in 2017 compared to 2016.  The Company expects the full year 2017 effective tax rate will be approximately 36.8%.

Index

As a result of the foregoing factors, net income for the first six months of fiscal 2017 decreased 1.4% to $221.0 million compared to $224.1 million in the first six months of fiscal 2016.  Net income per diluted share for the first six months of fiscal 2017 increased to $1.70 from $1.66 in the first six months of fiscal 2016.

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

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, operating and capital leases and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution center capacity, through the end of fiscal 2017.

Working Capital

At July 1, 2017, the Company had working capital of $824.0 million, which increased $83.4 million from December 31, 2016, and decreased $40.1 million from June 25, 2016.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	July 1, 2017	December 31, 2016	Variance	June 25, 2016	Variance
Current assets:
Cash and cash equivalents	$67.8	$53.9	$13.9	$151.1	$(83.3)
Inventories	1,468.3	1,369.7	98.6	1,366.5	101.8
Prepaid expenses and other current assets	90.4	90.6	(0.2)	67.6	22.8
Income taxes receivable	4.0	3.6	0.4	3.3	0.7
Total current assets	1,630.5	1,517.8	112.7	1,588.5	42.0
Current liabilities:
Accounts payable	510.8	519.5	(8.7)	430.4	80.4
Accrued employee compensation	14.3	25.2	(10.9)	27.7	(13.4)
Other accrued expenses	184.9	215.7	(30.8)	201.1	(16.2)
Current portion of long-term debt	20.0	10.0	10.0	10.0	10.0
Current portion of capital lease obligation	3.4	1.3	2.1	1.1	2.3
Income taxes payable	73.1	5.5	67.6	54.1	19.0
Total current liabilities	806.5	777.2	29.3	724.4	82.1
Working capital	$824.0	$740.6	$83.4	$864.1	$(40.1)

In comparison to December 31, 2016, working capital as of July 1, 2017, was impacted most significantly by changes in our inventories, accrued expenses and income taxes payable.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth, as well as an increase in average inventory per store at Tractor Supply stores due to normal seasonal patterns. Accounts payable did not fluctuate in line with the increase in inventory due to the timing of payments.

•	The decrease in other accrued expenses is due to the timing of payments.

•	The increase in income taxes payable is due to the timing of tax payments.

Index

In comparison to June 25, 2016, working capital as of July 1, 2017 was impacted most significantly by changes in our cash, inventories and accounts payable.

•	The decrease in cash is due principally to capital expenditures, share repurchases, cash dividends paid to stockholders and the acquisition of Petsense.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and a slight increase in average inventory per store at Tractor Supply stores to support an extended spring selling season in 2017.

•	Accounts payable increased principally due to additional inventory for new store growth and the timing of payments.

Operating Activities

Operating activities provided net cash of $227.5 million and $278.2 million in the first six months of fiscal 2017 and fiscal 2016, respectively.  The $50.7 million decrease in net cash from operating activities in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	July 1, 2017	June 25, 2016 (a)	Variance
Net income	$221.0	$224.1	$(3.1)
Depreciation and amortization	80.8	67.6	13.2
Share-based compensation expense	15.1	11.2	3.9
Deferred income taxes	(7.7)	(3.6)	(4.1)
Inventories and accounts payable	(107.3)	(79.0)	(28.3)
Prepaid expenses and other current assets	0.1	19.9	(19.8)
Accrued expenses	(44.9)	(24.9)	(20.0)
Income taxes	67.3	59.4	7.9
Other, net	3.1	3.5	(0.4)
Net cash provided by operating activities	$227.5	$278.2	$(50.7)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation in fiscal 2016 has been adjusted to conform to the current presentation.

The $50.7 million decrease in net cash from operating activities in the first six months of fiscal 2017 compared with the first six months of fiscal 2016 resulted from a net change in accrued expenses due principally to the timing of payments as well as the timing of receipts and payments in relation to inventory and accounts payable.

Investing Activities

Investing activities used cash of $85.8 million and $100.9 million in the first six months of fiscal 2017 and fiscal 2016, respectively. The decrease in cash used for investing activities primarily reflects a decrease in capital expenditures and the impact of cash proceeds from the sale of property and equipment of $10.8 million in the first six months of fiscal 2017. Capital expenditures for the first six months of fiscal 2017 and fiscal 2016 were as follows (in millions):

	Fiscal six months ended
	July 1, 2017	June 25, 2016
New and relocated stores and stores not yet opened	$35.2	$56.0
Information technology	34.3	17.3
Existing stores	20.7	21.8
Distribution center capacity and improvements	6.3	5.8
Corporate and other	0.1	0.1
Total capital expenditures	$96.6	$101.0

The Company opened 38 new Tractor Supply stores, had one store closure, a Del’s store, and converted its two Hometown Pet stores to Petsense stores in the first six months of fiscal 2017 compared to 58 new Tractor Supply stores and four store closures,

Index

all of which were Del’s stores, during the first six months of fiscal 2016. We expect to open approximately 100 new stores during fiscal 2017 compared to 113 new stores in fiscal 2016. The Company also opened 17 new Petsense stores (including the conversion of the Hometown Pet stores) and had no Petsense store closures during the first six months of fiscal 2017. We expect to open approximately 25 new Petsense stores during fiscal 2017. The increase in spending on information technology represents continued support of our store growth and our omni-channel platform as well as improvements in security and compliance, enhancements to our customer relationship management program and other strategic initiatives. Additionally, the Company plans to construct a new northeast distribution center in Frankfort, New York. We expect to begin construction of the distribution center in the second half of fiscal 2017, with the facility to be operational by the end of fiscal 2018.

Financing Activities

Financing activities used net cash of $127.8 million and $90.0 million in the first six months of fiscal 2017 and fiscal 2016, respectively. The $37.8 million change in net cash from financing activities in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 is due to changes in the following financing activities (in millions):

	Fiscal six months ended
	July 1, 2017	June 25, 2016 (a)	Variance
Net borrowings and repayments under senior credit facilities	$180.0	$47.5	$132.5
Repurchase of common stock	(248.1)	(106.9)	(141.2)
Net proceeds from issuance of common stock	7.8	30.9	(23.1)
Cash dividends paid to stockholders	(65.9)	(58.8)	(7.1)
Other, net	(1.6)	(2.7)	1.1
Net cash used in financing activities	$(127.8)	$(90.0)	$(37.8)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation in fiscal 2016 has been adjusted to conform to the current presentation.

The $37.8 million change in net cash from financing activities in the first six months of fiscal 2017 compared with the first six months of fiscal 2016 is due to an increase in repurchases of common stock and a reduction in proceeds from the issuance of common stock offset by an increase in borrowings, net of repayments, under our senior credit facility.

Senior Credit Facility

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	July 1, 2017	December 31, 2016	June 25, 2016
Senior Credit Facility:
February 2016 Term Loan	$185.0	$190.0	$197.5
June 2017 Term Loan	100.0	—	—
Revolving Credit Loans	170.0	85.0	—
Total Outstanding Borrowings	455.0	275.0	197.5
Less: Unamortized Debt Issuance Costs	(1.3)	(1.1)	(1.3)
Total Debt	453.7	273.9	196.2
Less: Current Portion of Long-Term Debt	(20.0)	(10.0)	(10.0)
Long-Term Debt	$433.7	$263.9	$186.2

Outstanding Letters of Credit	$44.3	$44.3	$50.5

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan (the “February 2016 Term Loan”) and a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured and matures on February 19, 2021.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022.

Index

During the period of October 24, 2011 through February 19, 2016, the Company was party to a senior credit facility (the “2011 Senior Credit Facility”), which provided for borrowings up to $400 million with a sublimit of $30 million for swingline loans.

2016 Senior Credit Facility

The 2016 Senior Credit Facility contains both the February 2016 Term Loan and June 2017 Term Loan. The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through five, with the remaining balance due in full on the maturity date of February 19, 2021. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through five, with the remaining balance due in full on the maturity date of June 15, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility with a sublimit of $50 million for swingline loans.

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.250% at July 1, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.224% at July 1, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at July 1, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at July 1, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.250% at July 1, 2017) or LIBOR (1.224% at July 1, 2017) plus an additional 1.000% per annum.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility requires quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 as of the last day of each fiscal quarter. The 2016 Senior Credit Facility also contains certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of July 1, 2017, the Company was in compliance with all debt covenants.

Interest Rate Swaps

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 6 to the unaudited condensed consolidated financial statements. As of July 1, 2017, the notional amount of the interest rate swap was $185.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100.0 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 6 to the unaudited condensed consolidated financial statements. As of July 1, 2017, the notional amount of the interest rate swap was $100.0 million.

The Company’s interest rate swap agreements are executed for risk management and are not held for trading purposes. The objective of the interest rate swap agreements is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap agreements are intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. Both interest rate swap agreements entitle the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement, without exchange of the underlying notional amount.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3.0 billion, exclusive of any fees, commissions or other expenses related to such repurchases, through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount

Index

of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 2.2 million and 0.1 million shares of common stock under the share repurchase program for a total cost of $133.6 million and $7.8 million during the second quarters of fiscal 2017 and fiscal 2016, respectively. During the first six months of fiscal 2017 and fiscal 2016, the Company repurchased 3.8 million and 1.3 million shares under the share repurchase program for a total cost of $248.1 million and $106.9 million, respectively. As of July 1, 2017, the Company had remaining authorization under the share repurchase program of $1.0 billion, exclusive of any fees, commissions or other expenses.

Dividends

During the first six months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On August 7, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on September 6, 2017 to stockholders of record as of the close of business on August 21, 2017.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to operating leases and outstanding letters of credit. The Company typically leases buildings for retail stores rather than acquiring these assets, which allows the Company to utilize financial capital to operate the business rather than invest in fixed assets.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At July 1, 2017, the Company had no material commitments related to construction projects extending greater than twelve months.

At July 1, 2017, there were $44.3 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to our Consolidated Financial Statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606):

Index

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified or (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company plans to adopt this guidance in the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our senior credit facilities (as discussed in Note 6 to the unaudited condensed consolidated financial statements) which bear interest based on variable rates.

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.8 million and $0.1 million in the three months ended July 1, 2017 and June 25, 2016, respectively and $1.6 million and $0.7 million in the six months ended July 1, 2017 and June 25, 2016, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of July 1, 2017.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 1, 2017, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. The Company received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California. The Company and the Office of the District Attorney of Yolo County engaged in settlement discussions which resulted in the settlement of the matter. A consent decree reflecting the terms of settlement was filed with the Yolo County Superior Court on June 23, 2017. Under the settlement, the Company has agreed to pay a civil penalty and fund supplemental environmental projects furthering consumer protection and environmental enforcement in California. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance with the consent decree will not have a material effect on our consolidated financial position, results of operations or cash flows.

The Company is also involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities, to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2, 2017 - April 29, 2017	840,000	$65.81	840,000	$1,069,245,107
April 30, 2017 - May 27, 2017	760,630	59.26	760,630	1,024,176,892
May 28, 2017 - July 1, 2017	608,876	54.59	608,876	990,943,666
Total	2,209,506	$60.47	2,209,506	$990,943,666

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the Securities and Exchange Commission on August 10, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 1, 2017, December 31, 2016 and June 25, 2016, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended July 1, 2017 and June 25, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and six months ended July 1, 2017 and June 25, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended July 1, 2017 and June 25, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 10, 2017	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)