Form 10-Q
period 2017-09-30
TRACTOR SUPPLY CO /DE/
filed 2017-11-09
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 28, 2017
Common Stock, $.008 par value	125,564,364

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) - September 30, 2017, December 31, 2016 and September 24, 2016	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 30, 2017 and September 24, 2016	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 30, 2017 and September 24, 2016	5
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 30, 2017 and September 24, 2016	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II.	Other Information	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	32
Item 6.	Exhibits	32
Signature		33

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$70,046	$53,916	$55,507
Inventories	1,591,555	1,369,656	1,489,934
Prepaid expenses and other current assets	75,618	90,557	67,980
Income taxes receivable	4,776	3,680	16,335
Total current assets	1,741,995	1,517,809	1,629,756
Property and equipment:
Land	99,323	94,940	94,362
Buildings and improvements	1,013,937	965,582	906,624
Furniture, fixtures and equipment	593,329	567,653	556,276
Computer software and hardware	259,508	224,370	209,218
Construction in progress	56,006	21,320	50,173
Property and equipment, gross	2,022,103	1,873,865	1,816,653
Accumulated depreciation and amortization	(1,025,266)	(911,557)	(893,488)
Property and equipment, net	996,837	962,308	923,165
Goodwill and other intangible assets	124,492	125,717	10,258
Deferred income taxes	40,592	45,218	53,192
Other assets	24,435	23,890	19,362
Total assets	$2,928,351	$2,674,942	$2,635,733
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609,883	$519,522	$484,014
Accrued employee compensation	34,497	25,246	17,625
Other accrued expenses	186,037	215,650	199,327
Current portion of long-term debt	22,500	10,000	10,000
Current portion of capital lease obligations	3,545	1,294	1,294
Income taxes payable	15,732	5,482	—
Total current liabilities	872,194	777,194	712,260
Long-term debt	487,228	263,850	283,781
Capital lease obligations, less current maturities	33,509	25,919	26,246
Deferred rent	104,617	100,078	91,681
Other long-term liabilities	59,402	54,683	57,025
Total liabilities	1,556,950	1,221,724	1,170,993
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at September 30, 2017, December 31, 2016 and September 24, 2016; 170,232, 169,943 and 169,859 shares issued; 125,853, 130,795 and 132,428 shares outstanding at September 30, 2017, December 31, 2016 and September 24, 2016, respectively	1,362	1,360	1,359
Additional paid-in capital	703,292	671,515	661,665
Treasury stock – at cost, 44,379, 39,148 and 37,431 shares at September 30, 2017, December 31, 2016 and September 24, 2016, respectively	(2,088,145)	(1,761,498)	(1,645,482)
Accumulated other comprehensive income (loss)	1,557	1,392	(1,111)
Retained earnings	2,753,335	2,540,449	2,448,309
Total stockholders’ equity	1,371,401	1,453,218	1,464,740
Total liabilities and stockholders’ equity	$2,928,351	$2,674,942	$2,635,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$1,721,704	$1,542,706	$5,303,544	$4,863,037
Cost of merchandise sold	1,121,248	1,007,432	3,480,177	3,184,097
Gross profit	600,456	535,274	1,823,367	1,678,940
Selling, general and administrative expenses	410,276	357,592	1,198,126	1,076,180
Depreciation and amortization	41,927	35,662	122,701	103,296
Operating income	148,253	142,020	502,540	499,464
Interest expense, net	3,752	1,110	9,621	4,145
Income before income taxes	144,501	140,910	492,919	495,319
Income tax expense	52,605	51,466	180,063	181,782
Net income	$91,896	$89,444	$312,856	$313,537

Net income per share – basic	$0.73	$0.67	$2.44	$2.35
Net income per share – diluted	$0.72	$0.67	$2.43	$2.33

Weighted average shares outstanding:
Basic	126,416	133,392	128,293	133,529
Diluted	126,919	134,256	128,910	134,509

Dividends declared per common share outstanding	$0.27	$0.24	$0.78	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$91,896	$89,444	$312,856	$313,537

Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes	36	251	165	(1,111)
Total other comprehensive income (loss)	36	251	165	(1,111)
Total comprehensive income	$91,932	$89,695	$313,021	$312,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income	$312,856	$313,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,701	103,296
Loss on disposition of property and equipment	509	219
Share-based compensation expense	22,931	17,326
Deferred income taxes	4,626	2,002
Change in assets and liabilities:
Inventories	(221,899)	(205,559)
Prepaid expenses and other current assets	14,939	19,530
Accounts payable	90,361	56,765
Accrued employee compensation	9,251	(25,059)
Other accrued expenses	(33,259)	2,626
Income taxes	9,154	(6,384)
Other	8,792	7,336
Net cash provided by operating activities	340,962	285,635
Cash flows from investing activities:
Capital expenditures	(152,040)	(167,161)
Proceeds from sale of property and equipment	10,880	366
Net cash used in investing activities	(141,160)	(166,795)
Cash flows from financing activities:
Borrowings under debt facilities	1,010,000	695,000
Repayments under debt facilities	(773,750)	(550,000)
Debt issuance costs	(599)	(1,380)
Principal payments under capital lease obligations	(1,554)	(823)
Repurchase of shares to satisfy tax obligations	(771)	(843)
Repurchase of common stock	(326,647)	(215,692)
Net proceeds from issuance of common stock	9,619	37,421
Cash dividends paid to stockholders	(99,970)	(90,829)
Net cash used in financing activities	(183,672)	(127,146)
Net change in cash and cash equivalents	16,130	(8,306)
Cash and cash equivalents at beginning of period	53,916	63,813
Cash and cash equivalents at end of period	$70,046	$55,507

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,010	$3,445
Income taxes	166,027	184,817
Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$11,395	$10,493
Non-cash accruals for construction in progress	15,949	17,727

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

In the first quarter of fiscal 2017, Tractor Supply Company (the “Company”) adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options as discussed in Note 13. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the unaudited condensed consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, $11.6 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the fiscal nine months ended September 24, 2016 have been reclassified as cash flows from operating activities.

Nature of Business

The Company is the largest operator of rural lifestyle retail stores in the United States. The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle, as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. At September 30, 2017, the Company operated a total of 1,827 retail stores in 49 states (1,665 Tractor Supply and Del’s retail stores and 162 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $511.3 million in borrowings under its debt facilities (as discussed in Note 6) at September 30, 2017, $275.0 million in borrowings at December 31, 2016, and $295.0 million in borrowings at September 24, 2016. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximate fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 7, the fair value of the interest rate swaps, excluding accrued interest, was a $3.1 million asset at September 30, 2017, a $2.8 million asset at December 31, 2016 and a $1.8 million liability at September 24, 2016.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock option and restricted stock unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all options and restricted stock unit awards plus a discount on shares purchased by employees as a part of the ESPP.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 30, 2017.

Index

For the third quarters of fiscal 2017 and 2016, share-based compensation expense was $7.9 million and $6.1 million, respectively, and $22.9 million and $17.3 million for the first nine months of fiscal 2017 and 2016, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2017 and 2016:

	Fiscal nine months ended
	September 30, 2017	September 24, 2016
Stock options granted	1,619,280	1,134,121
Weighted average exercise price	$72.16	$86.41
Weighted average fair value per option	$14.57	$19.62

As of September 30, 2017, total unrecognized compensation expense related to non-vested stock options was approximately $25.0 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units

The following table summarizes information concerning restricted stock unit grants during the first nine months of fiscal 2017 and 2016:

	Fiscal nine months ended
	September 30, 2017	September 24, 2016
Restricted stock units granted	85,049	59,019
Weighted average fair value per share	$66.34	$84.25

As of September 30, 2017, total unrecognized compensation expense related to non-vested restricted stock units was approximately $5.6 million with a remaining weighted average expense recognition period of 1.7 years.

Note 4 – Acquisition of Petsense:

On September 29, 2016, the Company completed the acquisition of Petsense. Headquartered in Scottsdale, Arizona, Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-size communities, and offering a variety of pet products and services. Pursuant to the agreement governing the transaction, the Company acquired all the outstanding equity interests in Petsense for an all-cash purchase price which was financed with cash on-hand and revolver borrowings under the 2016 Senior Credit Facility (as defined in Note 6).

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

Index

The table below summarizes the consideration transferred and allocation of the purchase price for the Petsense acquisition (in thousands):

Consideration transferred	$144,476
Assets acquired:
Current assets	$21,875
Property and equipment	25,519
Other intangible assets - tradename	31,300
Other assets	428
Liabilities assumed:
Current liabilities	(12,091)
Long-term liabilities	(5,489)
Total identifiable net assets acquired	61,542
Excess of consideration transferred over identifiable net assets acquired (goodwill)	$82,934

In September 2017, the Company finalized the working capital settlement pursuant to the agreement governing the transaction. As a result, the values of the consideration transferred, assets acquired and liabilities assumed as reflected in the table above are considered final. The working capital settlement reduced both the consideration transferred and goodwill by $1.2 million from the preliminary values. As of September 30, 2017, this settlement amount is an outstanding receivable, and is recorded in the consolidated balance sheet in prepaid expenses and other current assets.

The resulting goodwill of $82.9 million and tradename of $31.3 million are amortized for income tax purposes.

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

	Fiscal three months ended			Fiscal three months ended
	September 30, 2017			September 24, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$91,896	126,416	$0.73	$89,444	133,392	$0.67
Dilutive stock options and restricted stock units outstanding	—	503	(0.01)	—	864	—
Diluted net income per share:	$91,896	126,919	$0.72	$89,444	134,256	$0.67

	Fiscal nine months ended			Fiscal nine months ended
	September 30, 2017			September 24, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$312,856	128,293	$2.44	$313,537	133,529	$2.35
Dilutive stock options and restricted stock units outstanding	—	617	(0.01)	—	980	(0.02)
Diluted net income per share:	$312,856	128,910	$2.43	$313,537	134,509	$2.33

Index

Anti-dilutive stock options excluded from the above calculations totaled approximately 4.1 million and 1.8 million shares for the three months ended September 30, 2017 and September 24, 2016, respectively, and 3.9 million and 1.6 million shares for the fiscal nine months ended September 30, 2017 and September 24, 2016, respectively.

Note 6 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016	September 24, 2016
Senior Notes	$150.0	$—	$—
Senior Credit Facility:
February 2016 Term Loan	182.5	190.0	195.0
June 2017 Term Loan	98.8	—	—
Revolving credit loans	80.0	85.0	100.0
Total outstanding borrowings	511.3	275.0	295.0
Less: unamortized debt issuance costs	(1.6)	(1.1)	(1.2)
Total debt	509.7	273.9	293.8
Less: current portion of long-term debt	(22.5)	(10.0)	(10.0)
Long-term debt	$487.2	$263.9	$283.8

Outstanding letters of credit	$41.6	$44.3	$44.4

Senior Notes

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), pursuant to which the Company agreed to sell $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 (the “2029 Notes”) in a private placement. The 2029 Notes bear interest at 3.70% per annum with interest payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured, but guaranteed by each of the Company’s material subsidiaries.

The Company may from time to time issue and sell additional senior unsecured notes (the “Shelf Notes”) pursuant to the Note Purchase Agreement, in an aggregate principal amount of up to $150 million. The Shelf Notes will have a maturity date of no more than 12 years after the date of original issuance and may be issued through August 14, 2020, unless earlier terminated in accordance with the terms of the Note Purchase Agreement.

Pursuant to the Note Purchase Agreement, the 2029 Notes and any Shelf Notes (collectively, the "Notes") are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the Notes by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Notes plus 0.50%.

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

Index

The 2016 Senior Credit Facility also contains a $500 million revolving credit facility with a sublimit of $50 million for swingline loans.

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.250% at September 30, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.232% at September 30, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 30, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at September 30, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.250% at September 30, 2017) or LIBOR (1.232% at September 30, 2017) plus an additional 1.000% per annum. As further described in Note 7, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

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

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of September 30, 2017, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events and invalidity of loan documents. Upon certain changes of control, payment under the Debt Agreements could become due and payable. In addition, under the Note Purchase Agreement, upon an event of default or change of control, the make whole payment described above may become due and payable.

The Note Purchase Agreement also requires that, in the event the Company amends its 2016 Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Agreement or that are similar to those contained in the Note Purchase Agreement but which contain percentages, amounts, formulas or grace periods that are more restrictive than those set forth in the Note Purchase Agreement or are otherwise more beneficial to the lenders thereunder, the Note Purchase Agreement shall be automatically amended to include such additional or amended covenants and/or default provisions.

Note 7 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 6. As of September 30, 2017, the notional amount of the interest rate swap was $182.5 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 6. As of September 30, 2017, the notional amount of the interest rate swap was $98.8 million.

Index

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

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	September 30, 2017	December 31, 2016	September 24, 2016
Interest rate swaps (short-term portion)	Other current assets / (Other accrued expenses)	$194	$(398)	$(887)
Interest rate swaps (long-term portion)	Other assets / (Other long-term liabilities)	2,940	3,215	(935)
Total net assets (liabilities)		$3,134	$2,817	$(1,822)

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL”, respectively), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI/AOCL, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 30, 2017	December 31, 2016	September 24, 2016
Beginning fiscal year AOCI balance	$1,392	$—	$—

Current fiscal period gain (loss) recognized in OCI (OCL)	165	1,392	(1,111)
Amounts reclassified from AOCI (AOCL) into current fiscal period earnings	—	—	—
Other comprehensive gain (loss), net of tax	165	1,392	(1,111)
Ending fiscal period AOCI (AOCL) balance	$1,557	$1,392	$(1,111)

As of September 30, 2017, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $0.2 million. Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows.

Index

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended		Fiscal nine months ended
	Financial Statement Location	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Effective portion of gains (losses) recognized in OCI (OCL) during the period	Other comprehensive income (loss)	$59	$412	$270	$(1,822)
Amounts reclassified from AOCI (AOCL) into earnings	Interest expense, net	—	—	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	25	306	46	—

The following table summarizes the impact of taxes affecting AOCI/AOCL as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended		Fiscal nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Income tax (benefit) expense of interest rate swaps on AOCI (AOCL)	$23	$161	$105	$(711)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at September 30, 2017, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of September 30, 2017, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of September 30, 2017, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

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

The Company repurchased approximately 1.4 million shares of common stock under the share repurchase program during the third quarters of both fiscal 2017 and 2016, for a total cost of $78.5 million and $108.8 million, respectively. During the first nine months of fiscal 2017 and fiscal 2016, the Company repurchased 5.2 million and 2.7 million shares under the share repurchase program for a total cost of $326.6 million and $215.7 million, respectively. As of September 30, 2017, the Company had remaining authorization under the share repurchase program of $0.9 billion, exclusive of any fees, commissions or other expenses.

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

Index

Dividends

During the first nine months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On November 6, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on December 5, 2017 to stockholders of record as of the close of business on November 20, 2017.

Note 10 – Income Taxes:

The Company’s effective income tax rate decreased to 36.4% in the third quarter of fiscal 2017 compared to 36.5% for the third quarter of fiscal 2016. The decrease for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is primarily due to lower state effective tax rates resulting from our income mix, offset in part by fewer state credits recognized this year as compared to last year.

For the first nine months of fiscal 2017, the Company’s effective income tax rate decreased to 36.5% compared to 36.7% for the first nine months of fiscal 2016. The decrease in the effective income tax rate was primarily driven by net excess tax benefits associated with the settlement of share-based payment awards due to the adoption of ASU 2016-09 (as discussed in Note 13), along with an increase in federal work opportunity tax credits recognized, partially offset by an increase in nondeductible expenses.

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 30, 2017, the Company had contractual commitments of approximately $30 million related to the ongoing construction of its new distribution center in Frankfort, New York, which is expected to be operational by the end of fiscal 2018. There were no material commitments related to construction projects extending greater than twelve months.

Letters of Credit

At September 30, 2017, there were $41.6 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

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

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of sales represented by each major product category during the fiscal three months and nine months ended September 30, 2017 and September 24, 2016:

	Fiscal three months ended		Fiscal nine months ended
Product Category:	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Livestock and Pet	48%	48%	48%	47%
Hardware, Tools and Truck	24	23	22	22
Seasonal, Gift and Toy Products	17	18	19	20
Clothing and Footwear	6	6	6	6
Agriculture	5	5	5	5
Total	100%	100%	100%	100%

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

Index

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

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

Index

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2017-12 require that an entity with cash flow or net investment hedges existing at the date of adoption apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to the opening balance of retained earnings as of the beginning of the fiscal year that the entity adopts this guidance. The amended presentation and disclosure guidance is adopted prospectively. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Seasonality and Weather

Our business is seasonal. Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season. We believe that our business can be more accurately assessed by focusing on the performance of the halves, not the quarters, due to the fact that different weather patterns from year-to-year can shift the timing of sales and profits between quarters, particularly between the first and second fiscal quarters and the third and fourth fiscal quarters.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 30, 2017 and September 24, 2016

Net sales for the third quarter of fiscal 2017 increased 11.6% to $1.72 billion from $1.54 billion in the third quarter of fiscal 2016. Comparable store sales for the third quarter of fiscal 2017 were $1.62 billion, a 6.6% increase as compared to the third quarter of fiscal 2016. Comparable store sales decreased 0.6% for the third quarter of fiscal 2016. Each quarter of fiscal 2017 starts one week later than the same quarter of fiscal 2016 due to the Company’s 2016 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the week shift, last year’s third quarter comparable store sales decrease would have been 1.1%.

The comparable store sales results in the third quarter of fiscal 2017 included an increase in both traffic and ticket, with comparable store transaction count increasing 5.0% and average ticket increasing 1.5% compared to prior year’s third quarter. Comparable store sales were positive across all geographic regions and major product categories, including solid performance in year-round products, strength in seasonal products from an extended spring and summer selling season as well as a benefit from sales of emergency response products related to hurricanes in the quarter.

Sales from stores open less than one year were $99.3 million in the third quarter of fiscal 2017, which represented a 6.4% increase over third quarter fiscal 2016 net sales. For the third quarter of fiscal 2016, sales from stores open less than one year were $81.6 million, which represented a 5.5% increase over third quarter fiscal 2015 net sales.

The following table summarizes our store growth for the fiscal three months ended September 30, 2017 and September 24, 2016:

	Fiscal three months ended
	September 30, 2017	September 24, 2016 (a)
Tractor Supply
Store count, beginning of period	1,630	1,542
New stores opened	36	34
Stores closed	(1)	(1)
Store count, end of period	1,665	1,575
Petsense
Store count, beginning of period	160	—
New stores opened	2	—
Stores closed	—	—
Store count, end of period	162	—
Consolidated end of period	1,827	1,575

Stores relocated	1	1
(a) As Petsense was acquired by the Company on September 29, 2016, there is no store count information for the prior period.

Index

The following table indicates the percentage of sales represented by each of our major product categories for the fiscal three months ended September 30, 2017 and September 24, 2016:

	Fiscal three months ended
Product Category:	September 30, 2017	September 24, 2016
Livestock and Pet	48%	48%
Hardware, Tools and Truck	24	23
Seasonal, Gift and Toy Products	17	18
Clothing and Footwear	6	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 12.2% to $600.5 million for the third quarter of fiscal 2017 from $535.3 million for the third quarter of fiscal 2016. As a percent of net sales, gross margin increased 20 basis points to 34.9% for the third quarter of fiscal 2017 from 34.7% for the third quarter of fiscal 2016. Favorable seasonal conditions, strong sell through rates and solid inventory management benefited gross margin. These benefits were partially offset by a greater mix of freight intensive categories and higher average fuel costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 15.0% to $452.2 million for the third quarter of fiscal 2017 from $393.3 million in the third quarter of fiscal 2016. As a percent of net sales, SG&A expenses increased 80 basis points to 26.3% in the third quarter of fiscal 2017 from 25.5% in the third quarter of fiscal 2016. The increase in SG&A as a percent of net sales was primarily attributable to higher incentive compensation from the strong year-over-year growth in comparable store sales, higher store payroll from our continued effort to enhance customer service and the integration of Petsense expenses. Additionally, we have made investments in infrastructure and technology to support our strategic long-term growth initiatives. These SG&A increases were partially offset by leverage in occupancy and other areas of the business from the increase in comparable store sales and cost savings initiatives.

The effective income tax rate decreased to 36.4% in the third quarter of fiscal 2017 compared to 36.5% for the third quarter of fiscal 2016. The decrease for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 is primarily due to lower state effective tax rates resulting from our income mix, offset in part by fewer state credits recognized this year as compared to last year. The Company expects the full fiscal year 2017 effective tax rate will be approximately 36.6%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2017 increased 2.7% to $91.9 million, or $0.72 per diluted share, as compared to net income of $89.4 million, or $0.67 per diluted share, for the third quarter of fiscal 2016.

Fiscal Nine Months Ended September 30, 2017 and September 24, 2016

Net sales increased 9.1% to $5.30 billion for the first nine months of fiscal 2017 from $4.86 billion for the first nine months of fiscal 2016.  Comparable store sales for the first nine months of fiscal 2017 were $4.99 billion, a 2.2% increase over the first nine months of fiscal 2016. This compares to a 1.1% comparable store sales increase for the first nine months of fiscal 2016. Fiscal 2017 started one week later than fiscal 2016 due to the Company’s 2016 fiscal year having 53 weeks versus the normal 52 weeks. Adjusting for the week shift, last year’s comparable store sales increase for the first nine months of the year would have been 0.8%. The first nine months of fiscal 2017 had one less sales day compared to the first nine months of fiscal 2016, which negatively impacted comparable store sales by approximately 20 basis points for the first nine months of fiscal 2017.

For the first nine months of fiscal 2017, the comparable store sales increase was driven by continued demand for key consumable, usable and edible (“C.U.E.”) products, primarily animal and pet related merchandise, offset by softness in seasonal categories, principally in the first quarter. Warmer than normal weather early in the first quarter negatively impacted winter seasonal items and winter storms in March had an unfavorable impact on the start to the spring selling season. Weather patterns normalized in the second quarter and comparable store sales were broad based and positive in all geographic regions of the country, driven by strength in sales of year-round products. The broad-based sales growth continued in the third quarter, benefiting from an extended spring and summer selling season and strong sales of emergency response products related to hurricanes during the quarter.

In addition to comparable store sales growth in the first nine months of fiscal 2017, sales from stores open less than one year were $321.7 million, which represented a 6.6% increase over the first nine months of fiscal 2016 net sales. Sales from stores open less than one year were $255.0 million for the first nine months of fiscal 2016, which represented a 5.6% increase over the first nine months of fiscal 2015 net sales.

Index

The following table summarizes our store growth for the fiscal nine months ended September 30, 2017 and September 24, 2016:

	Fiscal nine months ended
	September 30, 2017	September 24, 2016 (a)
Tractor Supply
Store count, beginning of period	1,595	1,488
New stores opened	74	92
Stores closed	(4)	(5)
Store count, end of period	1,665	1,575
Petsense
Store count, beginning of period	143	—
New stores opened	19	—
Stores closed	—	—
Store count, end of period	162	—
Consolidated end of period	1,827	1,575

Stores relocated	2	2
(a) As Petsense was acquired by the Company on September 29, 2016, there is no store count information for the prior period.

The following table indicates the percentage of sales represented by each of our major product categories for the fiscal nine months ended September 30, 2017 and September 24, 2016:

	Fiscal nine months ended
	September 30, 2017	September 24, 2016
Product Category:
Livestock and Pet	48%	47%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	19	20
Clothing and Footwear	6	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 8.6% to $1.82 billion for the first nine months of fiscal 2017 from $1.68 billion in the first nine months of fiscal 2016.  As a percent of net sales, gross margin decreased 10 basis points to 34.4% for the first nine months of fiscal 2017 compared to 34.5% for the comparable period in fiscal 2016. The decline in gross margin was driven by higher markdowns on cold weather merchandise and targeted promotional activity in the first quarter as well as a higher freight expense throughout the first nine months of the year due to a shift in product mix towards more freight intensive products and higher average fuel costs. These declines were partially offset by strong sell through rates and solid inventory management in the third quarter.

Total SG&A expenses, including depreciation and amortization, increased 12.0% to $1.32 billion in the first nine months of fiscal 2017 from $1.18 billion in the first nine months of fiscal 2016.  As a percent of net sales, SG&A expenses increased 60 basis points to 24.9% in the first nine months of fiscal 2017 from 24.3% in the first nine months of fiscal 2016.  SG&A expenses increased as a percentage of net sales due principally to higher store payroll to support strong customer service, investments in infrastructure and technology to drive growth and an improved customer experience, as well as the integration of Petsense, which operates at a higher SG&A rate.

For the first nine months of fiscal 2017, the effective income tax rate decreased to 36.5% compared to 36.7% for the first nine months of fiscal 2016.  The decrease in the effective income tax rate was primarily driven by net excess tax benefits associated with the settlement of share-based payment awards due to the adoption of ASU 2016-09 (as discussed in Note 13 to the unaudited condensed consolidated financial statements), along with an increase in federal work opportunity tax credits recognized, partially offset by an increase in nondeductible expenses.  The Company expects the full year 2017 effective tax rate will be approximately 36.6%.

Index

As a result of the foregoing factors, net income for the first nine months of fiscal 2017 decreased 0.2% to $312.9 million compared to $313.5 million in the first nine months of fiscal 2016.  Net income per diluted share for the first nine months of fiscal 2017 increased to $2.43 from $2.33 in the first nine months of fiscal 2016.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution center capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends and selective acquisitions as opportunities arise.  Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our debt facilities, capital and operating leases and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

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

Working Capital

At September 30, 2017, the Company had working capital of $869.8 million, which increased $129.2 million from December 31, 2016, and decreased $47.7 million from September 24, 2016.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 30, 2017	December 31, 2016	Variance	September 24, 2016	Variance
Current assets:
Cash and cash equivalents	$70.0	$53.9	$16.1	$55.5	$14.5
Inventories	1,591.6	1,369.7	221.9	1,489.9	101.7
Prepaid expenses and other current assets	75.6	90.6	(15.0)	68.0	7.6
Income taxes receivable	4.8	3.6	1.2	16.3	(11.5)
Total current assets	1,742.0	1,517.8	224.2	1,629.7	112.3
Current liabilities:
Accounts payable	609.9	519.5	90.4	484.0	125.9
Accrued employee compensation	34.5	25.2	9.3	17.6	16.9
Other accrued expenses	186.0	215.7	(29.7)	199.3	(13.3)
Current portion of long-term debt	22.5	10.0	12.5	10.0	12.5
Current portion of capital lease obligation	3.6	1.3	2.3	1.3	2.3
Income taxes payable	15.7	5.5	10.2	—	15.7
Total current liabilities	872.2	777.2	95.0	712.2	160.0
Working capital	$869.8	$740.6	$129.2	$917.5	$(47.7)

In comparison to December 31, 2016, working capital as of September 30, 2017, was impacted most significantly by changes in our inventories, accounts payable and accrued expenses.

•	The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as normal seasonal patterns.

•	The decrease in other accrued expenses is due to the timing of payments.

Index

In comparison to September 24, 2016, working capital as of September 30, 2017 was impacted most significantly by changes in inventories and accounts payable.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth, partially offset by a decrease in average inventory per store at Tractor Supply stores due to the strong sell through from an extended spring and summer selling season in the third quarter of fiscal 2017.

•	Accounts payable increased principally due to additional inventory for new store growth and the timing of payments.

Operating Activities

Operating activities provided net cash of $341.0 million and $285.6 million in the first nine months of fiscal 2017 and fiscal 2016, respectively.  The $55.4 million increase in net cash from operating activities in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 30, 2017	September 24, 2016 (a)	Variance
Net income	$312.9	$313.5	$(0.6)
Depreciation and amortization	122.7	103.3	19.4
Share-based compensation expense	22.9	17.3	5.6
Deferred income taxes	4.6	2.0	2.6
Inventories and accounts payable	(131.5)	(148.8)	17.3
Prepaid expenses and other current assets	14.9	19.5	(4.6)
Accrued expenses	(24.0)	(22.4)	(1.6)
Income taxes	9.2	(6.4)	15.6
Other, net	9.3	7.6	1.7
Net cash provided by operating activities	$341.0	$285.6	$55.4
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

The $55.4 million increase in net cash from operating activities in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016 resulted primarily from increased depreciation and amortization due to new store growth and investments in information technology and infrastructure, lower cash requirements due to the timing of inventory receipts and related payments and the timing of income tax payments.

Investing Activities

Investing activities used cash of $141.2 million and $166.8 million in the first nine months of fiscal 2017 and fiscal 2016, respectively. The decrease in cash used for investing activities reflects a decrease in capital expenditures and the impact of cash proceeds from the sale of property and equipment of $10.9 million in the first nine months of fiscal 2017. Capital expenditures for the first nine months of fiscal 2017 and fiscal 2016 were as follows (in millions):

	Fiscal nine months ended
	September 30, 2017	September 24, 2016
New and relocated stores and stores not yet opened	$59.5	$88.0
Information technology	49.1	30.7
Existing stores	30.7	37.4
Distribution center capacity and improvements	12.6	10.9
Corporate and other	0.1	0.2
Total capital expenditures	$152.0	$167.2

We expect to open approximately 100 new Tractor Supply stores during fiscal 2017 compared to 113 new Tractor Supply stores in fiscal 2016. We also expect to open approximately 25 new Petsense stores during fiscal 2017. In the first nine months of fiscal 2017, the Company opened 74 new Tractor Supply stores, converted its two Hometown Pet stores to Petsense stores and closed

Index

two stores, both Del’s stores, compared to 92 new Tractor Supply stores and five store closures, all of which were Del’s stores, during the first nine months of fiscal 2016. The Company also opened 19 new Petsense stores (including the conversion of the Hometown Pet stores) and had no Petsense store closures during the first nine months of fiscal 2017. In addition to fewer Tractor Supply store openings, the decrease in store spending in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 also reflects a higher percentage of new prototype stores, which are less capital intensive, and fewer retrofit stores.

The increase in spending on information technology represents continued support of our store growth and our omni-channel platform as well as improvements in security and compliance, enhancements to our customer relationship management program and other strategic initiatives.

Additionally, the Company began construction of a new northeast distribution center in Frankfort, New York in the third quarter of fiscal 2017. The facility is expected to be operational by the end of fiscal 2018.

Financing Activities

Financing activities used net cash of $183.7 million and $127.1 million in the first nine months of fiscal 2017 and fiscal 2016, respectively. The $56.6 million change in net cash from financing activities in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 is due to changes in the following financing activities (in millions):

	Fiscal nine months ended
	September 30, 2017	September 24, 2016 (a)	Variance
Net borrowings and repayments under debt facilities	$236.3	$145.0	$91.3
Repurchase of common stock	(326.7)	(215.7)	(111.0)
Net proceeds from issuance of common stock	9.6	37.4	(27.8)
Cash dividends paid to stockholders	(100.0)	(90.8)	(9.2)
Other, net	(2.9)	(3.0)	0.1
Net cash used in financing activities	$(183.7)	$(127.1)	$(56.6)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 13 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

The $56.6 million change in net cash from financing activities in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016 is due to an increase in repurchases of common stock and a reduction in proceeds from the issuance of common stock, partially offset by an increase in borrowings, net of repayments, under our debt facilities.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016	September 24, 2016
Senior Notes	$150.0	$—	$—
Senior Credit Facility:
February 2016 Term Loan	182.5	190.0	195.0
June 2017 Term Loan	98.8	—	—
Revolving credit loans	80.0	85.0	100.0
Total outstanding borrowings	511.3	275.0	295.0
Less: unamortized debt issuance costs	(1.6)	(1.1)	(1.2)
Total debt	509.7	273.9	293.8
Less: current portion of long-term debt	(22.5)	(10.0)	(10.0)
Long-term debt	$487.2	$263.9	$283.8

Outstanding letters of credit	$41.6	$44.3	$44.4

Index

Senior Notes

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), pursuant to which the Company agreed to sell $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 (the “2029 Notes”) in a private placement. The 2029 Notes bear interest at 3.70% per annum with interest payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured, but guaranteed by each of the Company’s material subsidiaries.

The Company may from time to time issue and sell additional senior unsecured notes (the “Shelf Notes”) pursuant to the Note Purchase Agreement, in an aggregate principal amount of up to $150 million. The Shelf Notes will have a maturity date of no more than 12 years after the date of original issuance and may be issued through August 14, 2020, unless earlier terminated in accordance with the terms of the Note Purchase Agreement.

Pursuant to the Note Purchase Agreement, the 2029 Notes and any Shelf Notes (collectively, the "Notes") are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the Notes by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Notes plus 0.50%.

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.250% at September 30, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.232% at September 30, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 30, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at September 30, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.250% at September 30, 2017) or LIBOR (1.232% at September 30, 2017) plus an additional 1.000% per annum. As further described in Note 7, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

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

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any

Index

straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of September 30, 2017, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events and invalidity of loan documents. Upon certain changes of control, payment under the Debt Agreements could become due and payable. In addition, under the Note Purchase Agreement, upon an event of default or change of control, the make whole payment described above may become due and payable.

The Note Purchase Agreement also requires that, in the event the Company amends its 2016 Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Agreement or that are similar to those contained in the Note Purchase Agreement but which contain percentages, amounts, formulas or grace periods that are more restrictive than those set forth in the Note Purchase Agreement or are otherwise more beneficial to the lenders thereunder, the Note Purchase Agreement shall be automatically amended to include such additional or amended covenants and/or default provisions.

Interest Rate Swaps

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 6 to the unaudited condensed consolidated financial statements. As of September 30, 2017, the notional amount of the interest rate swap was $182.5 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 6 to the unaudited condensed consolidated financial statements. As of September 30, 2017, the notional amount of the interest rate swap was $98.8 million.

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

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $3.0 billion, exclusive of any fees, commissions or other expenses related to such repurchases, through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.4 million shares of common stock under the share repurchase program during the third quarters of both fiscal 2017 and 2016, for a total cost of $78.5 million and $108.8 million, respectively. During the first nine months of fiscal 2017 and fiscal 2016, the Company repurchased 5.2 million and 2.7 million shares under the share repurchase program for a total cost of $326.6 million and $215.7 million, respectively. As of September 30, 2017, the Company had remaining authorization under the share repurchase program of $0.9 billion, exclusive of any fees, commissions or other expenses.

Index

Dividends

During the first nine months of fiscal 2017 and 2016, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors which the Board of Directors deems relevant.

On November 6, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s outstanding common stock.  The dividend will be paid on December 5, 2017 to stockholders of record as of the close of business on November 20, 2017.

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

Significant Contractual Obligations and Commercial Commitments

At September 30, 2017, the Company had contractual commitments of approximately $30 million related to the ongoing construction of its new distribution center in Frankfort, New York, which is expected to be operational by the end of fiscal 2018. There were no material commitments related to construction projects extending greater than twelve months.

At September 30, 2017, there were $41.6 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2017-12 require that an entity with cash flow or net investment hedges existing at the date of adoption apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to the opening balance of retained earnings as of the beginning of the fiscal year that the entity adopts this guidance. The amended presentation and disclosure guidance is adopted prospectively. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2016 Senior Credit Facility (as discussed in Note 6 to the unaudited condensed consolidated financial statements) which bear interest based on variable rates.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.3 million and $0.1 million in the three months ended September 30, 2017 and September 24, 2016, respectively and $1.8 million and $0.8 million in the nine months ended September 30, 2017 and September 24, 2016, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 30, 2017.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2017 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2, 2017 - July 29, 2017	568,462		$52.29	568,462	$961,227,444
July 30, 2017 - August 26, 2017	558,020	(a)	55.02	557,800	930,546,072
August 27, 2017 - September 30, 2017	301,088	(a)	60.47	299,109	912,461,301
Total	1,427,570		$55.08	1,425,371	$912,461,301
(a) The number of shares purchased and average price paid per share include 220 and 1,979 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements for the period of July 30, 2017 - August 26, 2017 and August 27, 2017 - September 30, 2017, respectively.

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

Index

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit
31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, filed with the Securities and Exchange Commission on November 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2017, December 31, 2016 and September 24, 2016, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 30, 2017 and September 24, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and nine months ended September 30, 2017 and September 24, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 30, 2017 and September 24, 2016, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 9, 2017	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)