Form 10-K
period 2017-12-30
TRACTOR SUPPLY CO /DE/
filed 2018-02-22
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
YES  ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on July 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.2 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 27, 2018
Common Stock, $.008 par value	125,116,910
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, weather conditions, the seasonal nature of the business, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute key gross margin enhancing initiatives, increases in fuel and other transportation costs, increases in wages due to competitive pressures or minimum wage laws and regulations, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on the business, competition, effective merchandising and marketing initiatives, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of the Company’s information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption resulting from a natural or other disaster or implementation of new technologies, including but not limited to, new supply chain technologies, effective tax rate changes, including expected effects of the Tax Cuts and Jobs Act, and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company (the “Company” or “we”) is the largest operator of rural lifestyle retail stores in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply and Petsense and operate websites under the names TractorSupply.com and Petsense.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

Tractor Supply Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 30, 2017, we operated 1,853 retail stores in 49 states (1,685 Tractor Supply and Del’s retail stores and 168 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space, and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space.

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

Customer Service
We are committed to providing our customers reliable product availability and a high level of in-store service through our motivated, well-trained store team members. We believe the ability of our store team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs as well as the specialty items needed to complete their rural lifestyle projects.  We also engage with our customers through our e-commerce website (TractorSupply.com), which provides the opportunity to allow customers to shop at a time and place that fits their schedule while delivering enhanced product information, research and decision tools that support product selection and informational needs in specific subject areas.  Additionally, we maintain a customer solutions center at our Store Support Center located in Brentwood, Tennessee to support our in-store and online customers as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty and repeat shopping.

We use a third-party provider to measure our level of customer service.  This process allows customers to provide feedback on their shopping experience.  Based on the third-party provider’s data, we believe our customer satisfaction scores to be among the best-in-class.  We carefully evaluate the feedback we receive from our customers and implement improvements at the individual store level based on that feedback.

Index

Store Personnel and Training
We seek to hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

•	a thorough on-boarding process to prepare new team members for their new role;

•	productive workplace environment training that is intended to educate team members on company policies and procedures covering topics such as harassment, discrimination, and retaliation;

•	new store opening training that prepares our store managers to open new stores to Company standards;

•	a management training program which covers all aspects of our store operations, delivering superior service and managing the team member experience;

•	structured training on customer service and selling skills;

•	online product knowledge training produced in conjunction with key vendors;

•	leadership development programs that prepare leaders to expand their current contributions; and

•	an annual store manager meeting with vendor product presentations.

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

Merchandising and Purchasing
We offer an extensive assortment of products for those seeking to enjoy the “Out Here” lifestyle, as well as tradesmen and small businesses.  Our product assortment is tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with an average of 15,500 to 20,000 products per store.  No one product accounted for more than 10% of our sales during 2017. Our comprehensive selection of merchandise is comprised of the following major product categories:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2017, 2016 and 2015:

	Percent of Net Sales
Product Category:	2017	2016	2015
Livestock and Pet	47%	46%	44%
Hardware, Tools and Truck	22	22	23
Seasonal, Gift and Toy Products	19	19	20
Clothing and Footwear	8	8	8
Agriculture	4	5	5
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance

Index

needs with emphasis on consumable, usable, and edible (“C.U.E.”) products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as heating, pest control and twine.

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any one vendor or particular group of vendors.  We purchase our products from a group of approximately 900 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2017.  Approximately 350 core vendors accounted for 90% of our merchandise purchases during fiscal 2017.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

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

Our exclusive brands represented approximately 32% of our total sales in both fiscal 2017 and 2016 and 31% in fiscal 2015. Our exclusive brands include:

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

Index

Distribution
We currently operate a distribution network for supplying stores with merchandise and delivering product ordered through TractorSupply.com. In fiscal 2017, our Tractor Supply stores received approximately 74% of merchandise through this network while the remaining merchandise shipped directly to the stores from our vendors or directly to our customers. We believe this flow facilitates the prompt and efficient distribution of merchandise in order to enhance in-stocks, minimize freight costs and improve the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, Texas, and Washington, represent total distribution capacity of 5.0 million square feet. In fiscal 2017, we began construction on a new northeast distribution center in Frankfort, New York, as well as an expansion of our existing distribution center in Waverly, Nebraska, which will provide additional distribution capacity once construction is completed.

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

Marketing
We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination store, we promote broad selections of merchandise with newspaper circulars, customer targeted direct mail as well as e-mail, digital and social media initiatives.  In addition, our Neighbor’s Club loyalty program enhances our ability to create engagement with our best customers. Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events and point-of-purchase materials for customer education and product knowledge for our team members.

Omni-Channel
We connect with our customers in their manner of choosing, whether that is in store, on our e-commerce website (TractorSupply.com), e-mail, social media, direct mail or through our customer solutions center.  Our goal is to be available anytime, anywhere and in any way our customers choose to engage with our brand.  We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. We offer an expansive product assortment, search capabilities and information that is relevant for their lifestyle. We provide our customers the ability to have products shipped direct to our retail stores, their homes or offices. We maintain two fulfillment centers within our distribution center network to support our e-commerce activities. In 2017, we completed the expansion of our buy online and pick up in store program which provides convenient customer pick up in our store locations. We also began providing additional convenience through flexible payment options and simplified checkout. We are focused on delivering an enhanced mobile and tablet experience, improving the site response time and expanding our product offerings for vendor direct to customer shipments, allowing us to serve our customers at any time. Digital capabilities have further enhanced customer service and allowed us to target markets outside of our current retail store locations.

Management and Team Members
As of December 30, 2017, we employed approximately 14,000 full-time and 14,000 part-time Tractor Supply team members. We also employ additional part-time team members during peak periods.  We are not party to any collective bargaining agreements.

At the end of fiscal 2017, our store operations were organized into ten regions.  Each region is led by a regional vice president, and the region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

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

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers have an average tenure of approximately nine and six years, respectively.  We believe internal

Index

promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our planned growth.

Continuous Improvement
We are committed to a continuous improvement program to drive change throughout our organization.  Using data analytics and team member engagement, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness.  We have implemented numerous continuous improvement projects (with team members from multiple areas of our business) to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Our management encourages the participation of all team members in decision-making, regularly solicits input and suggestions from our team members and incorporates suggestions into our improvement activities.

Management Information and Control Systems
We have invested resources in management information and control systems to provide legendary customer service.   This includes use of digital technologies to integrate the customer experience in store, online, and through our customer solutions center, offering customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include a point-of-sale system, in-store mobility and digital technology system, an e-commerce platform, a supply chain management and replenishment system, a transportation management system, warehouse and labor management tools, a price optimization system, a vendor purchase order control system, a merchandise presentation system, and a customer loyalty system. These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to invest in technology to support store, online, and distribution facility expansion. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements, as well as evaluate use of technologies to improve productivity such as artificial intelligence, automation software, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, employees and vendors or other confidential Company data. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, and enabling the continued growth and success of our business.

Petsense
Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 30, 2017, we operated a total of 168 Petsense stores in 26 states, with 400 full-time and 900 part-time team members, and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Growth Strategy

Tractor Supply believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing and empowering our team members for growth by developing skills, talent and leadership across the organization, and (2) implementing operational efficiency initiatives to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 9.2%. We plan to open approximately 80 new Tractor Supply and 20 new Petsense stores in fiscal 2018, a selling square footage increase of approximately 5.0%.  In fiscal 2017, we opened 101 new Tractor Supply stores and 25 new Petsense

Index

stores. In fiscal 2016, we opened 113 new Tractor Supply stores and began operating 143 Petsense stores. This represents a selling square footage increase of approximately 6.3% during fiscal 2017 and 10.8% during fiscal 2016.

At December 30, 2017, we operated 1,853 retail stores in 49 states (1,685 Tractor Supply and Del’s retail stores and 168 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 800 additional markets for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores. Approximately 40% of our Tractor Supply stores are in freestanding buildings and 60% are located in strip shopping centers.  We lease approximately 93% of our stores and own the remaining 7%.

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

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2018.

Index

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	Chief Executive Officer	62
Steve K. Barbarick	President – Chief Merchandising Officer	50
Benjamin F. Parrish, Jr.	Executive Vice President – General Counsel and Corporate Secretary	61
Kurt D. Barton	Senior Vice President – Chief Financial Officer and Treasurer	46
Chad M. Frazell	Senior Vice President – Human Resources	45
Robert D. Mills	Senior Vice President – Chief Information Officer	45

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

Kurt D. Barton has served as Senior Vice President – Chief Financial Officer and Treasurer since March 2017, after having served as Senior Vice President – Controller of the Company since February 2016.  Mr. Barton served as Vice President - Controller from February 2009 after having previously served as Director, Internal Audit from July 2002 to February 2009. Mr. Barton has served in various other leadership roles in accounting since he joined the Company in 1999. Mr. Barton, a Certified Public Accountant, began his career in public accounting in 1993, spending six years at Ernst & Young, LLP.

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

Index

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
Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton and other commodities as well as diesel fuel and transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

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

Index

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
The construction or acquisition of new stores, store support center facilities, distribution facilities or other facilities, the remodeling and renovation of existing facilities and investments in information technology require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our debt facilities is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it difficult for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending practices could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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

Index

Our failure to attract and retain qualified team members, increases in wage and labor costs and changes in laws and other labor issues could adversely affect our financial performance.
Our ability to continue expanding operations depends on our ability to attract and retain a large and growing number of qualified team members.  Our ability to meet labor needs while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, changes in employment legislation and the potential for changes in local labor practices or union activities.  If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.

We are subject to federal, state, and local laws governing employment practices and working conditions.  These laws cover wage and hour practices, labor relations, paid and family leave, workplace safety and immigration, among others.  The laws and regulations being passed at the state and local level create unique challenges for a multi-state employer.  We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.  If our costs of labor or related costs increase significantly as new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented, our financial performance could be adversely affected.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.
We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet our expectations and, therefore, adversely affect our financial performance.

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

While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber attacks or security breaches at a vendor could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business.

We rely on foreign manufacturers for various products that we sell.  In addition, many of our domestic suppliers purchase a portion of their products from foreign sources.  As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates and changes in political or economic conditions in countries from which we purchase products.  If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional

Index

U.S. quotas, duties, taxes or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

The current political landscape in the U.S. has introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.
We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail and truck. Any disruption, unanticipated expense or operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays (including delays due to weather, fuel shortages or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate product for sale, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.
We maintain a network of distribution facilities and have plans to build new facilities and expand existing facilities to support our growth objectives. Delays in opening new or expanded distribution facilities could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

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

We are subject to personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination and other claims in the ordinary course of business.
Our business involves a risk of personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties and damage to our reputation. We maintain general liability and workers’ compensation insurance with a self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance as well as the property owners of our leased buildings.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers and landlords and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ or landlords’ indemnity will be available or sufficient in any claims brought against us.

Additionally, we are subject to U.S. federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay,

Index

discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

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
We receive certain personal and other confidential information about our customers, employees and vendors. We also rely on business partners to provide services to us that may include important business information or data about our customers, employees and vendors. In addition, our online operations at TractorSupply.com and Petsense.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. While we maintain substantial security measures to help protect and prevent unauthorized access to such information, it is possible that unauthorized parties (through cybersecurity attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might compromise our security measures and obtain and misuse the personal information of customers, employees and vendors that we hold or other confidential Company data. It is possible that such a compromise could go undetected by us. Such an occurrence could materially adversely affect our reputation with our customers, employees, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in significant legal and financial exposure beyond the scope or limits of insurance coverage. Moreover, a security breach could require that we expend significant additional resources to respond to the breach and could result in a disruption of our operations.

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

Our business and operations could suffer material losses in the event of system interruptions or failures.
Our information technology systems, some of which are dependent on services provided by third parties, serve an important role in the operation and administration of our business. These systems are vulnerable to damages from any number of sources, including, but not limited to, human error, cybersecurity attacks, computer viruses, unauthorized access, fire, flood, power outages, telecommunication failures, facility or equipment damage, natural disasters, terrorism, and war.  In addition, we continually make investments in technology to implement new processes and systems as well as to maintain and update our existing processes and systems. Implementing process and system changes increases the risk of disruption. If our information technology systems are interrupted or fail and our redundant systems or recovery plans are not adequate to address such interruptions or failures on a timely basis, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. Additionally, remediation of any problems with our systems could result in significant, unplanned expenses.

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

Index

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
Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $3 billion through December 2020, we may discontinue this program at any time or significantly reduce repurchases under the program.

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

Index

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

At December 30, 2017, the Company operated 1,853 stores in 49 states.  The Company leases approximately 93% of its stores. Store leases typically have initial terms of 10 to 15 years, with two to four renewal periods of five years each, exercisable at our option.  No single lease is material to Company operations.

The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	210	Maryland	22
North Carolina	94	New Hampshire	21
Pennsylvania	93	Maine	20
Tennessee	91	Massachusetts	20
Ohio	90	Wisconsin	20
Georgia	83	Connecticut	19
Michigan	83	Washington	19
New York	77	Nebraska	18
Kentucky	69	Illinois	17
Florida	63	New Jersey	17
California	59	Utah	15
Indiana	57	North Dakota	14
Alabama	56	Minnesota	12
Virginia	55	Iowa	9
Oklahoma	53	South Dakota	9
Louisiana	44	Wyoming	8
South Carolina	44	Vermont	7
Mississippi	39	Montana	6
Arkansas	35	Delaware	5
Arizona	34	Idaho	4
Missouri	30	Rhode Island	4
New Mexico	28	Nevada	3
West Virginia	28	Oregon	3
Colorado	22	Hawaii	2
Kansas	22
			1,853

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	422,000	Owned
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington	64,000	Leased
Longview, Texas (b)	63,000	Owned
(a) The leased facility in Hagerstown is treated as an extension of the existing owned Hagerstown location and is not considered a separate distribution center.
(b) This is a mixing center designed to process certain high-volume bulk products.

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee. The Company also leases approximately 8,000 square feet of building space for the Petsense corporate headquarters located in Scottsdale, Arizona.

In fiscal 2017, we began construction on a new northeast distribution center in Frankfort, New York, as well as an expansion of our existing distribution center in Waverly, Nebraska, which will provide additional distribution capacity once construction is completed.

Item 3.        Legal Proceedings

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. The Company received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California. The Company and the Office of the District Attorney of Yolo County engaged in settlement discussions which resulted in the settlement of the matter. A consent decree reflecting the terms of settlement was filed with the Yolo County Superior Court on June 23, 2017. Under the settlement, the Company agreed to a compliance plan and also agreed to pay a civil penalty and fund supplemental environmental projects furthering consumer protection and environmental enforcement in California. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance with the consent decree will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “TSCO.”

The table below sets forth the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2017		2016
	High	Low	High	Low
First Quarter	$78.25	$67.70	$90.76	$78.05
Second Quarter	$71.53	$52.09	$97.25	$86.44
Third Quarter	$63.40	$49.87	$95.39	$66.77
Fourth Quarter	$75.64	$54.76	$78.17	$61.50

As of February 2, 2018, the number of record holders of our common stock was 585 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was approximately 200,000.

Common Stock Dividends

During 2017 and 2016, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 6, 2017	$0.27	November 20, 2017	December 5, 2017
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

October 31, 2016	$0.24	November 14, 2016	November 29, 2016
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 7, 2018, our Board of Directors declared a quarterly cash dividend of $0.27 per share of the Company’s common stock.  The dividend will be paid on March 13, 2018, to stockholders of record as of the close of business on February 26, 2018.

Index

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3 billion, exclusive of any fees, commissions or other expenses related to such repurchases through December 31, 2020. Additionally, the Company withholds shares from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2017 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,605,165	$71.77	1,596,167	$1,124,516,565
Second Quarter	2,209,506	60.47	2,209,506	990,943,666
Third Quarter (a)	1,427,570	55.08	1,425,371	912,461,301

Fourth Quarter:
10/1/17 – 10/28/17	315,000	58.98	315,000	893,885,189
10/29/17 – 11/25/17 (a)	259,359	61.08	258,801	878,077,270
11/26/17 – 12/30/17	119,900	69.77	119,900	869,713,394
	694,259	61.63	693,701	869,713,394

As of December 30, 2017	5,936,500	$62.36	5,924,745	$869,713,394
(a) The total number of shares purchased and average price paid per share include shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements of 8,998 during the first quarter, 2,199 during the third quarter and 558 during the fourth quarter.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC and other applicable legal requirements.  The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions.

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

The following graph compares the cumulative total stockholder return on our common stock from December 29, 2012 to December 30, 2017 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 29, 2012, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017
Tractor Supply Company	$100.00	$174.14	$181.29	$201.04	$179.94	$180.52
S&P 500	$100.00	$134.11	$155.24	$156.43	$173.74	$211.67
S&P Retail Index	$100.00	$147.73	$164.24	$207.15	$219.43	$286.13

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)(b)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2017	2016	2015	2014	2013
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Operating Results:
Net sales	$7,256,382	$6,779,579	$6,226,507	$5,711,715	$5,164,784
Gross profit	2,491,965	2,325,202	2,143,174	1,950,415	1,753,609
Selling, general and administrative expenses	1,639,749	1,488,164	1,369,097	1,246,308	1,138,934
Depreciation and amortization	165,834	142,958	123,569	114,635	100,025
Operating income	686,382	694,080	650,508	589,472	514,650
Interest expense, net	13,859	5,810	2,891	1,885	557
Income before income taxes	672,523	688,270	647,617	587,587	514,093
Income tax expense	249,924	251,150	237,222	216,702	185,859
Net income	$422,599	$437,120	$410,395	$370,885	$328,234
Net income per share – basic (c)	$3.31	$3.29	$3.03	$2.69	$2.35
Net income per share – diluted (c)	$3.30	$3.27	$3.00	$2.66	$2.32

Weighted average shares – diluted (c)	128,204	133,813	136,845	139,435	141,723
Dividends declared per common share outstanding	$1.05	$0.92	$0.76	$0.61	$0.49

Operating Data (percent of net sales):
Gross margin	34.3%	34.3%	34.4%	34.1%	34.0%
Selling, general and administrative expenses	22.6%	22.0%	22.0%	21.8%	22.1%
Operating income	9.4%	10.2%	10.4%	10.3%	10.0%
Net income	5.8%	6.4%	6.6%	6.5%	6.4%
Store, Sales and Other Data:
Stores open at end of year	1,853	1,738	1,488	1,382	1,276
Comparable store sales increase (d)	2.7%	1.6%	3.1%	3.8%	4.8%
New store sales (as a % of net sales) (e)	5.6%	5.6%	5.6%	6.2%	5.4%
Average transaction value	$44.61	$44.42	$44.87	$44.84	$44.48
Comparable store average transaction value increase (decrease) (c)	0.5%	(0.9)%	(0.2)%	0.6%	—%
Comparable store average transaction count increase (d)	2.2%	2.6%	3.3%	3.2%	4.7%
Total selling square footage (000’s)	28,180	26,511	23,938	22,176	20,470
Total team members	29,300	26,000	23,000	21,100	19,200
Capital expenditures (000’s)	$250,401	$226,017	$236,496	$160,613	$218,200
Balance Sheet Data (at end of period):
Average inventory per store (f)	$735.4	$741.7	$820.1	$752.7	$723.5
Inventory turns	3.24	3.19	3.23	3.32	3.29
Working capital (g)	$806,154	$740,615	$768,177	$670,897	$677,107
Total assets	$2,868,769	$2,674,942	$2,370,826	$2,034,571	$1,903,391
Long-term debt, less current portion (h)	$433,686	$289,769	$166,992	$4,957	$1,200
Stockholders’ equity	$1,418,673	$1,453,218	$1,393,294	$1,293,561	$1,246,894
(a) Our fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  References to fiscal year mean the year in which that fiscal year ended.  Fiscal year 2016 consisted of 53 weeks while all other fiscal years presented consisted of 52 weeks.
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
(d) Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Beginning in fiscal 2015, stores closed during the year are removed from our comparable store metrics calculations. This change in the calculation methodology did not have a material impact on the comparable store metrics reported in prior periods presented due to the minimal number of stores closed in those periods. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Acquired Petsense stores are considered comparable stores beginning in the fourth quarter of fiscal 2017.
(e) New stores sales metrics are based on stores open for less than one year.
(f) Assumes average inventory cost, excluding inventory in-transit.
(g) Working capital for 2017, 2016 and 2015 reflects deferred tax assets as non-current as a result of the adoption of ASU 2015-17 (which is discussed in Note 15 to the Consolidated Financial Statements). Years prior to 2015 have not been adjusted to reflect the adoption of this guidance.
(h) Long-term debt includes amounts outstanding under the Company’s debt facilities and capital lease obligations, excluding the current portions.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the three-year period ended December 30, 2017 (our fiscal years 2017, 2016 and 2015). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

Tractor Supply reports its financial results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Tractor Supply also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by U.S. GAAP. Therefore, Tractor Supply’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with U.S. GAAP.

Overview

Founded in 1938, Tractor Supply Company is the largest operator of rural lifestyle retail stores in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 30, 2017, we operated 1,853 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply and Petsense. We also operate websites under the names TractorSupply.com and Petsense.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet and small animal products, including items necessary for their health, care, growth and containment;

•	Hardware, truck, towing and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Tractor Supply believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing and empowering our team members for growth by developing skills, talent and leadership across the organization, and (2) implementing operational efficiency initiatives to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 1,176 stores at the end of 2012 to 1,853 stores (1,685 Tractor Supply and Del’s retail stores and 168 Petsense retail stores) at the end of fiscal 2017, and in sales, with a compounded annual growth rate of approximately 9.2%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 800 additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores.

Executive Summary

In 2017, we opened 101 new Tractor Supply stores in 39 states and 25 new Petsense stores in 11 states. In 2016, we opened 113 new Tractor Supply stores and began operating 143 Petsense stores. This resulted in a selling square footage increase of approximately 6.3% in fiscal 2017 and approximately 10.8% in fiscal 2016.

Index

Net sales increased 7.0% to $7.26 billion in fiscal 2017 (52 weeks) from $6.78 billion in fiscal 2016 (53 weeks). Comparable store sales increased 2.7% in fiscal 2017 versus a 1.6% increase in fiscal 2016. Gross profit increased 7.2% to $2.49 billion in fiscal 2017 from $2.33 billion in fiscal 2016, and gross margin remained flat to prior year at 34.3% as a percentage of net sales. Operating income decreased 80 basis points to 9.4% of net sales in fiscal 2017 from 10.2% of net sales in fiscal 2016. For fiscal 2017, net income was $422.6 million, or $3.30 per diluted share, compared to $437.1 million, or $3.27 per diluted share, in fiscal 2016. Excluding the impact of the revaluation of the Company’s net deferred tax asset resulting in a one-time, non-cash charge of approximately $4.9 million, or $0.03 per diluted share, adjusted net income for fiscal 2017 was $427.5 million, or $3.33 per diluted share.

We ended the year with $109.1 million in cash and outstanding debt of $426.1 million, after returning $503.2 million to our stockholders through stock repurchases and quarterly cash dividends.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Our significant accounting policies are disclosed in Note 1 to our Consolidated Financial Statements.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

A 10% change in our impairment reserve as of December 30, 2017, would have affected net income by approximately $0.5 million in fiscal 2017.

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

A 10% change in our shrinkage reserve as of December 30, 2017, would have affected net income by approximately $1.7 million in fiscal 2017.

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

During interim periods, the amount of vendor support and volume rebates is estimated based upon initial commitments and anticipated purchase levels with applicable vendors.

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

We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2017.

If a 10% reserve had been applied against our outstanding vendor funding due as of December 30, 2017, net income would have been affected by approximately $1.4 million in fiscal 2017.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 30, 2017, net income would have been affected by approximately $7.8 million in fiscal 2017.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insurance Reserves:
We self-insure a significant portion of our employee medical insurance, workers’ compensation insurance and general liability (including product liability) insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values.

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

A 10% change in our self-insurance reserves as of December 30, 2017, would have affected net income by approximately $3.6 million in fiscal 2017.

Sales Tax Audit Reserve:
A portion of our sales are to tax-exempt customers, predominantly agricultural-based. We obtain exemption information as a necessary part of each tax-exempt transaction.  Many of the states in which we conduct business will perform audits to verify our compliance with applicable sales tax laws.  The business activities of our customers and the intended use of the unique products sold by us create a challenging and complex tax compliance environment.  These circumstances also create some risk that we could be challenged as to the accuracy of our sales tax compliance.

When establishing our sales tax audit reserve, we review our past audit experience and assessments with applicable states to continually determine if we have potential exposure for non-compliance. Any estimated liability is based on an initial assessment of compliance risk as well as our historical experience with each respective state.

We continually reassess the exposure based on historical audit results, changes in policies, preliminary and final assessments made by state sales tax auditors and additional documentation that may be provided to reduce the assessment.

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

A 10% change in our sales tax audit reserve as of December 30, 2017, would have affected net income by approximately $0.9 million in fiscal 2017.

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

A 10% change in our uncertain tax position reserve as of December 30, 2017, would have affected net income by approximately $0.1 million in fiscal 2017.

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
Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values.
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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount, if any, in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately.

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

The valuation approaches utilized to estimate fair value for the purposes of the impairment tests of goodwill and other indefinite-lived intangible assets require the use of assumptions and estimates, which involve a degree of uncertainty. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to non-cash impairment losses that could be material.

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2017 and 2016 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,564,078	$2,017,762	$1,721,704	$1,952,838	$7,256,382
Gross profit	518,203	704,708	600,456	668,598	2,491,965
Operating income	96,362	257,925	148,253	183,842	686,382
Net income	60,311	160,649	91,896	109,743	422,599

Net income per share:
Basic	$0.46	$1.25	$0.73	$0.87	$3.31
Diluted	$0.46	$1.25	$0.72	$0.87	$3.30

Comparable store sales (decrease) increase (a)	(2.2)%	2.2%	6.6%	4.0%	2.7%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016 (b)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Net sales	$1,467,797	$1,852,534	$1,542,706	$1,916,542	$6,779,579
Gross profit	494,444	649,222	535,274	646,262	2,325,202
Operating income	108,195	249,249	142,020	194,616	694,080
Net income	67,668	156,425	89,444	123,583	437,120

Net income per share:
Basic	$0.51	$1.17	$0.67	$0.94	$3.29
Diluted	$0.50	$1.16	$0.67	$0.94	$3.27

Comparable store sales increase (decrease) (a)	4.9%	(0.5)%	(0.6)%	3.1%	1.6%
(a) Comparable store metrics are calculated using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Closed stores are removed from our comparable store metrics calculations. Stores relocated during the periods being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Acquired Petsense stores are considered comparable stores beginning in the fourth quarter of fiscal 2017.
(b) Beginning in the fourth quarter ended December 31, 2016, selected financial and operating information includes the consolidation of Petsense, unless otherwise noted.

Results of Operations

The following table sets forth, for the periods indicated, certain items in our Consolidated Statements of Income expressed as a percentage of net sales.

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold (a)	65.7	65.7	65.6
Gross margin (a)	34.3	34.3	34.4
Selling, general and administrative expenses (a)	22.6	22.0	22.0
Depreciation and amortization	2.3	2.1	2.0
Operating income	9.4	10.2	10.4
Interest expense, net	0.2	0.1	—
Income before income taxes	9.2	10.1	10.4
Income tax provision	3.4	3.7	3.8
Net income	5.8%	6.4%	6.6%
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

Index

Fiscal 2017 Compared to Fiscal 2016

Net sales increased 7.0% to $7.26 billion in fiscal 2017 from $6.78 billion in fiscal 2016. The prior year included an extra sales week as a part of the Company’s 53-week calendar in 2016, which negatively impacted the overall sales increase by approximately 1.6 percentage points. Comparable store sales for fiscal 2017 were $6.85 billion, a 2.7% increase over fiscal 2016. This compares to a 1.6% comparable store sales increase in the prior year. The comparable store transaction count increased 2.2% and comparable store average ticket increased 0.5% for fiscal 2017.

Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Stores closed during the year are removed from our comparable store metrics calculations. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Acquired Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

The comparable store sales increase was driven by an increase in traffic counts and the year-round strength of consumable, usable and edible ("C.U.E.") products, primarily animal- and pet-related merchandise. Warmer than normal weather patterns early in the first quarter negatively impacted the sales of winter seasonal items and winter storms in March had an unfavorable impact on the start to the spring selling season. Beginning in the second quarter, we experienced broad-based improvement through the remainder of the year in all geographic regions and major product categories driven by strength in sales of everyday basic items in C.U.E. and year-round products. The third quarter experienced an additional benefit from an extended spring and summer selling season and strong sales of emergency response products related to hurricanes during the quarter while the fourth quarter experienced an additional benefit from solid sales in cold weather and other seasonal products.

In addition to comparable store sales growth in fiscal 2017, sales from stores opened less than one year, including Petsense, were $405.0 million in fiscal 2017, which represented 6.0 percentage points of the 7.0% increase over fiscal 2016 net sales. Sales from stores opened less than one year, including Petsense, were $378.9 million in fiscal 2016, which represented 6.1 percentage points of the 8.9% increase over fiscal 2015 net sales.

The following table summarizes our store growth during fiscal 2017 and 2016:

Tractor Supply	2017	2016
Store count, beginning of period	1,595	1,488
New stores opened	101	113
Stores closed	(11)	(6)
Store count, end of period	1,685	1,595
Petsense
Beginning of period	143	—
Stores acquired	—	136
New stores opened	25	8
Stores closed	—	(1)
End of period	168	143
Consolidated end of period	1,853	1,738

Stores relocated	3	3

Index

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2017 and 2016:

	Percent of Net Sales
Product Category:	2017	2016
Livestock and Pet	47%	46%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	19	19
Clothing and Footwear	8	8
Agriculture	4	5
Total	100%	100%

Gross profit increased 7.2% to $2.49 billion in fiscal 2017 compared to $2.33 billion in fiscal 2016.  As a percent of net sales, gross margin remained flat to prior year at 34.3%.  Gross margin percentage was negatively impacted by higher markdowns on cold weather merchandise and targeted promotional activity in the first quarter, as well as a higher freight expense throughout the year due to higher carrier costs, increased average fuel costs and a shift in product mix towards more freight intensive products. These declines in gross margin were offset by strong sell-through rates and solid price and inventory management, particularly in the back half of the year.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, for fiscal 2017 increased 10.7% to $1.81 billion from $1.63 billion in fiscal 2016.  SG&A expenses, as a percent of net sales, increased 80 basis points to 24.9% in fiscal 2017 from 24.1% in fiscal 2016.  The increase in SG&A as a percent of net sales was primarily attributable to higher store payroll from wage inflation and our continued effort to enhance customer service, increased incentive compensation at the store level from the strong year-over-year growth in comparable store sales, the deleverage of occupancy and other fixed costs resulting from the integration of Petsense expenses and the 53rd week of sales in fiscal 2016 that did not reoccur in fiscal 2017, and investments in infrastructure and technology to support our strategic long-term growth initiatives.

Our effective tax rate increased to 37.2% for fiscal 2017 compared to 36.5% in fiscal 2016. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code including, but not limited to, a reduction of the federal income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. We have made a reasonable estimate of the effects of the Act on our existing deferred tax balances as of December 30, 2017, and recognized a provisional amount of $4.9 million, which is included as a component of income tax expense from continuing operations. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances in future periods. Excluding the impacts of the Act, our effective income tax rate in 2017 would have been 36.4%.

For fiscal 2017, net income was $422.6 million, or $3.30 per diluted share, compared to $437.1 million, or $3.27 per diluted share, in fiscal 2016. Excluding the impact of the revaluation of the Company’s net deferred tax asset resulting in a one-time, non-cash charge of approximately $4.9 million, or $0.03 per diluted share, adjusted net income for fiscal 2017 was $427.5 million, or $3.33 per diluted share. Adjusted net income is a non-GAAP measure which has been provided in order to enhance comparability for the periods presented.

During fiscal 2017, we repurchased approximately 5.9 million shares of the Company’s common stock at a total cost of $369.4 million as part of our $3 billion share repurchase program.  In fiscal 2016, we repurchased approximately 4.4 million shares at a total cost of $331.7 million.

Fiscal 2016 Compared to Fiscal 2015

Net sales increased 8.9% to $6.78 billion in fiscal 2016 from $6.23 billion in fiscal 2015. The fourth quarter included an extra sales week as a part of the Company’s 53-week calendar in 2016, which represented 1.6 percentage points of the overall 8.9% sales increase over prior year. Comparable store sales for fiscal 2016 were $6.41 billion, a 1.6% increase over fiscal 2015. This compares to a 3.1% comparable store sales increase in the prior year. The comparable store transaction count increased 2.6%, while comparable store average ticket decreased 0.9% for fiscal 2016.

Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Stores closed during the year are removed from our comparable store metrics calculations. Stores relocated during the years being compared are not removed from our comparable store metrics. If

Index

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

The following table summarizes our store growth during fiscal 2016 and 2015:

Tractor Supply	2016	2015
Store count, beginning of period	1,488	1,382
New stores opened	113	114
Stores closed	(6)	(8)
Store count, end of period	1,595	1,488
Petsense
Beginning of period	—	—
Stores acquired	136	—
New stores opened	8	—
Stores closed	(1)	—
End of period	143	—
Consolidated end of period	1,738	1,488

Stores relocated	3	6

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2016 and 2015:

	Percent of Net Sales
Product Category:	2016	2015
Livestock and Pet	46%	44%
Hardware, Tools and Truck	22	23
Seasonal, Gift and Toy Products	19	20
Clothing and Footwear	8	8
Agriculture	5	5
Total	100%	100%

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

SG&A expenses, including depreciation and amortization, as a percent of net sales increased 10 basis points to 24.1% in fiscal 2016 from 24.0% in fiscal 2015.  SG&A expenses as a percent of net sales increased due to incremental costs associated with our

Index

new distribution facilities that began operations in late fiscal 2015, as well as acquisition and operating expenses associated with the Petsense purchase. These increases were partially offset by leverage of occupancy costs from the 53rd week of sales in fiscal 2016, as well as lower year-over-year incentive compensation expense. Total SG&A expenses, including depreciation and amortization, for fiscal 2016 increased 9.3% to $1.63 billion from $1.49 billion in fiscal 2015.  The increase in SG&A expenses primarily reflects new store growth, incremental costs from operating the new distribution facilities, variable costs associated with our comparable store sales growth and the extra sales week during the year and incremental expenses associated with the Petsense acquisition and its operations.

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

Fiscal 2018 Outlook

Our guidance for fiscal 2018 anticipates net sales of $7.69 billion to $7.77 billion, reflecting a comparable store sales increase of 2.0% to 3.0% as well as the opening of approximately 80 Tractor Supply stores and 20 Petsense stores. At the mid-point of our guidance range, we anticipate that operating profit as a percentage of net sales will decrease from 9.4% in fiscal 2017 to 8.8% in fiscal 2018. Included in this estimate are anticipated cost pressures associated with rising diesel fuel prices and transportation costs, wage investments for our team members in our stores and distribution centers, investments to support our growth strategy, and incremental pre-opening and other operating expenses from our new distribution center which is currently under construction in Frankfort, New York. Lastly, as a result of the Act reducing the statutory federal income tax rate from 35% to 21%, our effective tax rate in fiscal 2018 is expected to range from 23.0% to 23.5%. As a result of the foregoing factors, we estimate net income for fiscal 2018 of $490 million to $515 million, or $3.95 to $4.15 per diluted share.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends and selective acquisitions as opportunities arise.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and capital leases and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations and distribution facility capacity, through the end of fiscal 2018.

Index

Working Capital

At December 30, 2017, the Company had working capital of $806.2 million, which increased $65.6 million from December 31, 2016.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	2017	2016	Variance
Current assets:
Cash and cash equivalents	$109.1	$53.9	$55.2
Inventories	1,453.2	1,369.7	83.5
Prepaid expenses and other current assets	88.3	90.6	(2.3)
Income taxes receivable	4.8	3.6	1.2
Total current assets	1,655.4	1,517.8	137.6
Current liabilities:
Accounts payable	576.6	519.5	57.1
Accrued employee compensation	31.6	25.2	6.4
Other accrued expenses	201.7	215.7	(14.0)
Current portion of long-term debt	25.0	10.0	15.0
Current portion of capital lease obligation	3.5	1.3	2.2
Income taxes payable	10.8	5.5	5.3
Total current liabilities	849.2	777.2	72.0
Working capital	$806.2	$740.6	$65.6

In comparison to December 31, 2016, working capital as of December 30, 2017 was impacted most significantly by changes in our cash, inventory and accounts payable.

•	The cash balance increased primarily due to strong inventory turns at the end of fiscal 2017 stemming from the sale of cold weather seasonal merchandise.

•
The increase in inventory resulted from the purchase of additional inventory to support new store growth. We actively manage our inventory balances and in-stock levels at our stores. Average inventory per store decreased slightly year-over-year principally due to an improvement in inventory turns of seasonal and cold-weather merchandise at the end of fiscal 2017 as compared to fiscal 2016.

•	Accounts payable increased primarily as a result of new store growth along with timing of payments to vendors.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 30, 2017	December 31, 2016
Senior Notes	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	180.0	190.0
June 2017 Term Loan	97.5	—
Revolving credit loans	—	85.0
Total outstanding borrowings	427.5	275.0
Less: unamortized debt issuance costs	(1.4)	(1.1)
Total debt	426.1	273.9
Less: current portion of long-term debt	(25.0)	(10.0)
Long-term debt	$401.1	$263.9

Outstanding letters of credit	$39.6	$44.3

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

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan (the “February 2016 Term Loan”) and a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured. On February 16, 2018, the maturity date was extended from February 19, 2021 to February 19, 2022.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022.

The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.500% at December 30, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.564% at December 30, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at December 30, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at December 30, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.500% at December 30, 2017) or LIBOR (1.564% at December 30, 2017) plus an additional 1.000% per annum. As further described in Note 6 to the Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than

Index

or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 30, 2017, the Company was in compliance with all debt covenants.

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

Interest Rate Swaps

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5 to the Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of December 30, 2017, the notional amount of the interest rate swap was $180.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5 to the Consolidated Financial Statements. As of December 30, 2017, the notional amount of the interest rate swap was $97.5 million.

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

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our debt facilities.  Principal uses of cash for investing activities are capital expenditures and selective acquisitions, while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.

The following table presents a summary of cash flows provided by or used in operating, investing and financing activities for the last three fiscal years (in millions):

	2017	2016(a)	2015(a)
	(52 weeks)	(53 weeks)	(52 weeks)
Net cash provided by operating activities	$631.5	$650.7	$456.2
Net cash used in investing activities	(238.0)	(369.3)	(235.9)
Net cash used in financing activities	(338.3)	(291.3)	(207.6)
Net increase (decrease) in cash and cash equivalents	$55.2	$(9.9)	$12.7
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 15 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 and fiscal 2015 have been adjusted to conform to the current presentation.

Index

Operating Activities

Operating activities provided net cash of $631.5 million, $650.7 million and $456.2 million in fiscal 2017, 2016 and 2015, respectively. The $19.2 million decrease in net cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was due to changes in the following (in millions):

	2017	2016(a)	Variance
	(52 weeks)	(53 weeks)
Net income	$422.6	$437.1	$(14.5)
Depreciation and amortization	165.8	143.0	22.8
Share-based compensation expense	29.2	23.6	5.6
Deferred income taxes	26.7	10.0	16.7
Inventories and accounts payable	(26.5)	14.8	(41.3)
Prepaid expenses and other current assets	2.3	1.8	0.5
Accrued expenses	(3.9)	2.1	(6.0)
Income taxes	4.2	11.8	(7.6)
Other, net	11.1	6.5	4.6
Net cash provided by operating activities	$631.5	$650.7	$(19.2)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 15 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

The $19.2 million decrease in net cash provided by operating activities in fiscal 2017 compared with fiscal 2016 primarily reflects the timing of receipts and payments in relation to inventory and accounts payable partially offset by increased depreciation and amortization due to new store growth and investments in information technology and infrastructure.

The $194.5 million increase in net cash provided by operating activities in fiscal 2016 over fiscal 2015 was due to changes in the following (in millions):

	2016(a)	2015(a)	Variance
	(53 weeks)	(52 weeks)
Net income	$437.1	$410.4	$26.7
Depreciation and amortization	143.0	123.6	19.4
Stock compensation expense	23.6	19.4	4.2
Deferred income taxes	10.0	(5.5)	15.5
Inventories and accounts payable	14.8	(112.5)	127.3
Prepaid expenses and other current assets	1.8	(21.1)	22.9
Accrued expenses	2.1	16.9	(14.8)
Income taxes payable	11.8	16.3	(4.5)
Other, net	6.5	8.7	(2.2)
Net cash provided by operating activities	$650.7	$456.2	$194.5
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 15 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 and fiscal 2015 has been adjusted to conform to the current presentation.

The $194.5 million increase in net cash provided by operating activities in fiscal 2016 compared with fiscal 2015 primarily reflects incremental profitability and the impact of effective management of inventory and accounts payable levels. Average inventory per store decreased year-over-year principally due to an improvement in inventory turns of seasonal and cold-weather merchandise at the end of fiscal 2016 compared to fiscal 2015. Additionally, the timing of payments to vendors more closely aligned with receipt of inventory at the end of fiscal 2016 in comparison with the end of fiscal 2015, resulting in an improvement in cash flow year-over-year.

Index

Investing Activities

Investing activities used cash of $238.0 million, $369.3 million and $235.9 million in fiscal 2017, 2016 and 2015, respectively. Fiscal 2016 had a significant cash outflow from investing activities related to the acquisition of Petsense.  Other than cash flows related to the acquisition of Petsense, cash flows from investing activities in the years presented are primarily composed of capital expenditures. Capital expenditures for fiscal 2017, 2016 and 2015 were as follows (in millions):

	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
Information technology	$82.1	$40.5	$35.8
New and relocated stores and stores not yet opened	79.3	111.2	96.7
Distribution center capacity and improvements	45.8	21.0	80.2
Existing stores	43.0	53.1	23.1
Corporate and other	0.2	0.2	0.7
Total capital expenditures	$250.4	$226.0	$236.5

The above table reflects an investment in 101 new Tractor Supply stores and three store relocations, as well as 25 new Petsense stores during fiscal 2017. In 2016, we opened 113 new Tractor Supply stores, had three store relocations and began operating 143 Petsense stores as compared to 114 new Tractor Supply stores and six store relocations in fiscal 2015.  Existing store expenditures were higher in fiscal 2016 and fiscal 2017, as compared to fiscal 2015, due to the investment in the chain-wide LED lighting retrofit initiative, which was completed in fiscal 2017.

The sustained increase in spending on information technology represents continued support of our store growth and our omni-channel platform, as well as improvements in security and compliance, enhancements to our customer relationship management database and other strategic initiatives.

Spending for distribution center capacity and improvements increased in fiscal 2017 as we began construction of a new northeast distribution center in Frankfort, New York, and expansion of our distribution center in Waverly, Nebraska. Distribution center spending was also higher in fiscal 2015 as a result of the construction of two mixing centers in Texas and the southwest distribution center in Casa Grande, Arizona, all of which began operations in fiscal 2015.

We currently estimate that capital expenditures in fiscal 2018 will range between $260 million and $300 million.

•	We plan to open approximately 80 Tractor Supply stores and 20 Petsense stores in fiscal 2018.

•	We plan to continue to invest in the development of our new northeast distribution center. We also plan to invest in two additional mixing centers and an East Coast import center.

•	Additionally, we will continue to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used cash of $338.3 million, $291.3 million and $207.6 million in fiscal 2017, 2016 and 2015, respectively.
The $47.0 million increase in net cash used in financing activities in fiscal 2017 compared to fiscal 2016 was due to changes in the following (in millions):

	2017	2016(a)	Variance
	(52 weeks)	(53 weeks)
Net borrowings and repayments under debt facilities	$152.5	$125.0	$27.5
Repurchase of common stock	(369.4)	(331.7)	(37.7)
Net proceeds from issuance of common stock	16.3	41.0	(24.7)
Cash dividends paid to stockholders	(133.8)	(122.3)	(11.5)
Other, net	(3.9)	(3.3)	(0.6)
Net cash used in financing activities	$(338.3)	$(291.3)	$(47.0)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 15 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

Index

The increase in net cash used in financing activities in fiscal 2017 compared to fiscal 2016 is largely due to incremental share repurchases of common stock and a reduction in proceeds from the issuance of common stock, partially offset by an increase in borrowings, net of repayments, under our debt facilities.

The $83.7 million increase in net cash used in financing activities in fiscal 2016 compared to fiscal 2015 was due to changes in the following (in millions):

	2016(a)	2015(a)	Variance
	(53 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$125.0	$150.0	$(25.0)
Repurchase of common stock	(331.7)	(292.7)	(39.0)
Net proceeds from issuance of common stock	41.0	41.7	(0.7)
Cash dividends paid to stockholders	(122.3)	(103.1)	(19.2)
Other, net	(3.3)	(3.5)	0.2
Net cash used in financing activities	$(291.3)	$(207.6)	$(83.7)
(a) As a result of the adoption of ASU 2016-09 (discussed in Note 15 to the Consolidated Financial Statements), excess tax benefits on stock options exercised are no longer presented as a separate line item in the statement of cash flows. The presentation of fiscal 2016 and fiscal 2015 has been adjusted to conform to the current presentation.

The increase in net cash used in financing activities in fiscal 2016 as compared to fiscal 2015 is due to incremental share repurchases of common stock, fewer borrowings, net of repayments, under our debt facilities, and an increase in quarterly cash dividends paid to stockholders.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3 billion, exclusive of any fees, commissions or other expenses related to such repurchases through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited or terminated at any time without prior notice.

We repurchased approximately 5.9 million, 4.4 million and 3.4 million shares of common stock under the share repurchase program at a total cost of $369.4 million, $331.7 million and $292.7 million in fiscal 2017, 2016 and 2015, respectively.  As of December 30, 2017, we had remaining authorization under the share repurchase program of $0.9 billion, exclusive of any fees, commissions, or other expenses.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $133.8 million, $122.3 million and $103.1 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, we declared and paid cash dividends to stockholders of $1.05 per common share outstanding as compared to $0.92 and $0.76 per common share outstanding in fiscal 2016 and fiscal 2015, respectively. These payments reflect an increase in the quarterly dividend in the second quarter of fiscal 2017 to $0.27 per share from $0.24 per share and an increase in the quarterly dividend in the second quarter of fiscal 2016 to $0.24 per share from $0.20 per share.

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

Index

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 30, 2017 (in thousands):

	Payment Due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Operating leases	$2,680,687	$324,813	$611,835	$524,991	$1,219,048
Capital leases(a)	48,265	5,201	10,449	9,466	23,149
Long-term debt (b)	512,400	36,222	78,280	211,114	186,784
Construction commitments (c)	55,000	55,000	—	—	—
	$3,296,352	$421,236	$700,564	$745,571	$1,428,981
(a) Capital lease obligations include related interest.
(b) Long-term debt obligations include an estimate of related interest after consideration of the interest rate swap agreements. See Notes 5 and 6 to the Consolidated Financial Statements for additional information regarding our interest rates.
(c) Represents contractual commitments related to the ongoing construction of a new distribution center in Frankfort, New York, and the expansion of our existing distribution center in Waverly, Nebraska.

At December 30, 2017, there were $39.6 million outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

Refer to Note 15 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 30, 2017.

Index

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2016 Senior Credit Facility (as discussed in Note 5 to the Consolidated Financial Statements), which bear interest based on variable rates.

As discussed in Note 6 to the Consolidated Financial Statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of the interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $2.1 million, $1.5 million, and $1.1 million in the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. As of December 30, 2017, we have no outstanding variable rate debt other than the borrowings which are covered by interest rate swaps; therefore, on a prospective basis, a 1% change in interest rates on our variable rate debt, in excess of that amount covered by the interest rate swaps, would result in no additional interest expense.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 30, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Kurt D. Barton
Gregory A. Sandfort Chief Executive Officer	Kurt D. Barton Senior Vice President - Chief Financial Officer and Treasurer
February 22, 2018	February 22, 2018

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Internal Control Over Financial Reporting
We have audited Tractor Supply Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Tractor Supply Company as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes and our report dated February 22, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with the respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2018

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tractor Supply Company (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Nashville, Tennessee
February 22, 2018

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$7,256,382	$6,779,579	$6,226,507
Cost of merchandise sold	4,764,417	4,454,377	4,083,333
Gross profit	2,491,965	2,325,202	2,143,174
Selling, general and administrative expenses	1,639,749	1,488,164	1,369,097
Depreciation and amortization	165,834	142,958	123,569
Operating income	686,382	694,080	650,508
Interest expense, net	13,859	5,810	2,891
Income before income taxes	672,523	688,270	647,617
Income tax expense	249,924	251,150	237,222
Net income	$422,599	$437,120	$410,395

Net income per share – basic	$3.31	$3.29	$3.03
Net income per share – diluted	$3.30	$3.27	$3.00

Weighted average shares outstanding
Basic	127,588	132,905	135,582
Diluted	128,204	133,813	136,845

Dividends declared per common share outstanding	$1.05	$0.92	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$422,599	$437,120	$410,395

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	1,371	1,392	—
Total other comprehensive income	1,371	1,392	—
Total comprehensive income	$423,970	$438,512	$410,395

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$109,148	$53,916
Inventories	1,453,208	1,369,656
Prepaid expenses and other current assets	88,252	90,557
Income taxes receivable	4,760	3,680
Total current assets	1,655,368	1,517,809

Property and equipment:
Land	99,336	94,940
Buildings and improvements	1,037,730	965,582
Furniture, fixtures and equipment	605,957	567,653
Computer software and hardware	266,898	224,370
Construction in progress	83,816	21,320
Property and equipment, gross	2,093,737	1,873,865
Accumulated depreciation and amortization	(1,049,234)	(911,557)
Property and equipment, net	1,044,503	962,308

Goodwill and other intangible assets	124,492	125,717
Deferred income taxes	18,494	45,218
Other assets	25,912	23,890

Total assets	$2,868,769	$2,674,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,568	$519,522
Accrued employee compensation	31,673	25,246
Other accrued expenses	201,656	215,650
Current portion of long-term debt	25,000	10,000
Current portion of capital lease obligations	3,545	1,294
Income taxes payable	10,772	5,482
Total current liabilities	849,214	777,194

Long-term debt	401,069	263,850
Capital lease obligations, less current maturities	32,617	25,919
Deferred rent	105,906	100,078
Other long-term liabilities	61,290	54,683
Total liabilities	1,450,096	1,221,724

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 400,000 shares authorized at December 30, 2017 and December 31, 2016; 170,375 shares issued and 125,303 shares outstanding at December 30, 2017 and 169,943 shares issued and 130,795 shares outstanding at December 31, 2016	1,363	1,360
Additional paid-in capital	716,228	671,515
Treasury stock, at cost, 45,072 shares at December 30, 2017 and 39,148 shares at December 31, 2016	(2,130,901)	(1,761,498)
Accumulated other comprehensive income	2,763	1,392
Retained earnings	2,829,220	2,540,449
Total stockholders’ equity	1,418,673	1,453,218
Total liabilities and stockholders’ equity	$2,868,769	$2,674,942

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Dollars	Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
Stockholders' equity at December 27, 2014	136,382	$1,342	$510,997	$(1,137,085)	$—	$1,918,307	$1,293,561

Issuance of common stock under employee stock purchase plan	68	1	4,709				4,710
Exercise of stock options and restricted stock units	1,190	9	36,970				36,979
Share-based compensation			19,420				19,420
Tax benefit of stock options exercised			27,032				27,032
Repurchase of shares to satisfy tax obligations			(2,997)				(2,997)
Repurchase of common stock	(3,416)			(292,705)			(292,705)
Dividends paid						(103,101)	(103,101)
Net income						410,395	410,395
Stockholders' equity at December 26, 2015	134,224	1,352	596,131	(1,429,790)	—	2,225,601	1,393,294

Issuance of common stock under employee stock purchase plan	70	1	4,808				4,809
Exercise of stock options and restricted stock units	899	7	36,194				36,201
Share-based compensation			23,554				23,554
Tax benefit of stock options exercised			11,671				11,671
Repurchase of shares to satisfy tax obligations			(843)				(843)
Repurchase of common stock	(4,398)			(331,708)			(331,708)
Dividends paid						(122,272)	(122,272)
Change in fair value of interest rate swaps, net of taxes					1,392		1,392
Net income						437,120	437,120
Stockholders' equity at December 31, 2016	130,795	1,360	671,515	(1,761,498)	1,392	2,540,449	1,453,218

Issuance of common stock under employee stock purchase plan	83	1	4,282				4,283
Exercise of stock options and restricted stock units	349	2	12,045				12,047
Share-based compensation			29,202				29,202
Repurchase of shares to satisfy tax obligations			(816)				(816)
Repurchase of common stock	(5,924)			(369,403)			(369,403)
Dividends paid						(133,828)	(133,828)
Change in fair value of interest rate swaps, net of taxes					1,371		1,371
Net income						422,599	422,599
Stockholders' equity at December 30, 2017	125,303	$1,363	$716,228	$(2,130,901)	$2,763	$2,829,220	$1,418,673

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2017	2016	2015
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$422,599	$437,120	$410,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,834	142,958	123,569
Loss on disposition of property and equipment	460	579	315
Share-based compensation expense	29,202	23,554	19,420
Deferred income taxes	26,724	9,976	(5,450)
Change in assets and liabilities:
Inventories	(83,552)	(67,650)	(168,925)
Prepaid expenses and other current assets	2,305	1,782	(21,066)
Accounts payable	57,046	82,477	56,426
Accrued employee compensation	6,427	(18,237)	5,628
Other accrued expenses	(10,338)	20,368	11,252
Income taxes	4,210	11,787	16,282
Other	10,533	5,997	8,366
Net cash provided by operating activities	631,450	650,711	456,212
Cash flows from investing activities:
Capital expenditures	(250,401)	(226,017)	(236,496)
Proceeds from sale of property and equipment	11,220	362	584
Acquisition of Petsense, net of cash acquired	1,225	(143,610)	—
Net cash used in investing activities	(237,956)	(369,265)	(235,912)
Cash flows from financing activities:
Borrowings under debt facilities	1,180,000	945,000	680,000
Repayments under debt facilities	(1,027,500)	(820,000)	(530,000)
Debt issuance costs	(599)	(1,380)	—
Principal payments under capital lease obligations	(2,446)	(1,150)	(507)
Repurchase of shares to satisfy tax obligations	(816)	(843)	(2,997)
Repurchase of common stock	(369,403)	(331,708)	(292,705)
Net proceeds from issuance of common stock	16,330	41,010	41,689
Cash dividends paid to stockholders	(133,828)	(122,272)	(103,101)
Net cash used in financing activities	(338,262)	(291,343)	(207,621)
Net change in cash and cash equivalents	55,232	(9,897)	12,679
Cash and cash equivalents at beginning of year	53,916	63,813	51,134
Cash and cash equivalents at end of year	$109,148	$53,916	$63,813

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,481	$6,124	$2,283
Income taxes	219,081	232,258	226,968

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$11,395	$10,493	$13,207
Non-cash accruals for construction in progress	8,647	12,303	16,050

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we”) is the largest operator of rural lifestyle retail stores in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities.  At December 30, 2017, the Company operated a total of 1,853 retail stores in 49 states (1,685 Tractor Supply and Del’s retail stores and 168 Petsense retail stores) and also offered a number of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options as discussed in Note 15. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the Consolidated Statements of Cash Flows has been changed to conform to the presentation used in the current period. As a result, $11.7 million and $27.0 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities have been reclassified as cash flows from operating activities in the Consolidated Statement of Cash Flows for the years ended December 31, 2016, and December 26, 2015, respectively. Additionally, beginning in fiscal 2017, the Statement of Stockholders’ Equity is no longer impacted by the excess tax benefits or deficiencies from the exercise of stock options.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal year ended December 30, 2017 consisted of 52 weeks, the fiscal year ended December 31, 2016 consisted of 53 weeks and the fiscal year ended December 26, 2015 consisted of 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) inherently requires estimates and assumptions by management of the Company that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  Actual results could differ from those estimates.

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory and other benchmarks.  The Company has established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

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

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, industry factors, severity factors and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 30, 2017, the Company had recorded net insurance reserves of $57.9 million compared to $54.3 million at December 31, 2016.

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

The Company reviews past audit experience and assessments with applicable states to continually determine if it has potential exposure for non-compliance.  Any estimated liability is based on an initial assessment of compliance risk and historical experience with each state.  The Company continually reassesses the exposure based on historical audit results, changes in policies, preliminary and final assessments made by state sales tax auditors and additional documentation that may be provided to reduce the assessment.  The reserve for these tax audits can fluctuate depending on numerous factors, including the

Index

complexity of agricultural-based exemptions, the ambiguity in state tax regulations, the number of ongoing audits and the length of time required to settle with the state taxing authorities.

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

No significant impairment charges were recognized in fiscal 2017, 2016 or 2015.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount, if any, in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach, when available and appropriate, or the income approach, or a combination of both. If multiple valuation methodologies are used, the results are weighted appropriately.

Index

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.
No significant impairment charges were recognized in fiscal 2017, 2016 or 2015.  Impairment charges are included in SG&A expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company’s special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit such collections to the applicable governmental agency on a periodic basis.  These taxes and fees are collected from customers at the time of purchase, but are not included in net sales.  The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  At December 30, 2017, the Company had a liability of $3.8 million reserved for sales returns compared to $4.2 million at December 31, 2016.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $2.4 million, $1.9 million and $1.6 million in fiscal 2017, 2016 and 2015, respectively.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight expenses associated with moving merchandise inventories from vendors to distribution facilities, from distribution facilities to retail stores, from one distribution facility to another, and directly to our customers; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product and excess inventory quantities.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs for retail, distribution facility and corporate employees; share-based compensation expenses; occupancy costs of retail, distribution and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel and lodging.

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio, digital and social media offerings and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses for fiscal 2017, 2016 and 2015 were approximately $81.3 million, $84.2 million and $73.9 million, respectively. Prepaid advertising costs were approximately $1.1 million and $2.1 million at December 30, 2017, and December 31, 2016, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation for fiscal 2017, 2016 and 2015 were approximately $182.1 million, $166.8 million and $145.4 million, respectively.

Index

Pre-opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $10.8 million, $9.9 million and $9.6 million in fiscal 2017, 2016 and 2015, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include incentive and non-qualified stock options and restricted stock units. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to most employees that work at least 20 hours per week.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate and expected life. The Company relies on historical volatility trends to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected term of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

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

Index

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $427.5 million in borrowings under our debt facilities (as discussed in Note 5) at December 30, 2017, and $275.0 million in borrowings as of December 31, 2016. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was a $5.2 million asset at December 30, 2017, and was a $2.8 million asset at December 31, 2016.

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

Property and Equipment

Property and equipment are carried at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.  Improvements to leased premises are amortized using the straight-line method over the initial term of the lease or the useful life of the improvement, whichever is less. The following estimated useful lives are generally applied:

Life
Buildings	30 – 35 years
Leasehold and building improvements	1 – 35 years
Furniture, fixtures and equipment	5 – 10 years
Computer software and hardware	3 – 5 years

Index

The Company entered into agreements with various governmental entities in the states of Kentucky, Georgia and Tennessee to implement tax abatement plans related to its distribution center in Franklin, Kentucky (Simpson County), its distribution center in Macon, Georgia (Bibb County), and its Store Support Center in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 30, 2017:

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

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is three to five years.  Computer software consists of software developed for internal use and third-party software purchased for internal use.  A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life.  These costs are included in computer software and hardware in the accompanying Consolidated Balance Sheets.  Certain software costs not meeting the criteria for capitalization are expensed as incurred.

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

Index

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2017. At December 30, 2017, the Company had approximately 2.3 million shares available for future equity awards under the Company’s 2009 Stock Incentive Plan.

Share-based compensation expense, including changes in expense for modifications of awards, was $29.2 million, $23.6 million and $19.4 million for fiscal 2017, 2016 and 2015, respectively.

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

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2017, 2016 and 2015, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2017	2016	2015
Expected price volatility	25.1 - 26.0%	25.5 - 27.9%	27.3 – 28.8%
Risk-free interest rate	1.7 - 1.9%	0.9 - 1.3%	1.2 – 1.5%
Weighted average expected lives (in years)	4.4	4.4	4.5
Forfeiture rate	7.2%	7.1%	6.9%
Dividend yield	1.3%	0.9%	1.0%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company applies a historical volatility rate. To calculate historical changes in market value, the Company uses daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility.  The Company believes the use of historical price volatility provides an appropriate indicator of future volatility. An increase in the expected volatility will increase compensation expense.

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

Index

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding December 27, 2014	4,083,426	$41.93		7.2	$146,967
Granted	1,080,490	83.70	$19.53
Exercised	(1,116,828)	33.11
Canceled	(185,582)	67.28

Outstanding December 26, 2015	3,861,506	$54.95		7.1	$119,050
Granted	1,150,941	86.05	$19.27
Exercised	(851,118)	42.53
Canceled	(187,582)	80.01

Outstanding December 31, 2016	3,973,747	$65.43		6.9	$59,601
Granted	1,625,140	72.11	$14.56
Exercised	(309,904)	38.87
Canceled	(290,457)	79.08

Outstanding December 30, 2017	4,998,526	$68.46		6.9	$50,145

Exercisable at December 30, 2017	2,582,283	$60.46		5.3	$45,939

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 30, 2017, total unrecognized compensation expense related to non-vested stock options was approximately $19.8 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to options in fiscal 2017, 2016 or 2015.

Other information relative to option activity during fiscal 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Total fair value of stock options vested	$15,996	$15,184	$13,207
Total intrinsic value of stock options exercised	$9,237	$39,696	$60,082

Index

Restricted Stock Units

The Company issues shares for restricted stock unit awards once vesting occurs and related restrictions lapse.  The units vest over a one to four-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, shares are not issued until a later date.  The status of restricted stock units is presented below:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Restricted at December 27, 2014	277,347	$42.64
Granted	56,052	84.86
Exercised	(107,548)	25.97
Forfeited	(6,234)	63.57

Restricted at December 26, 2015	219,617	$60.99
Granted	59,586	83.22
Exercised	(58,503)	52.51
Forfeited	(26,669)	76.51

Restricted at December 31, 2016	194,031	$68.04
Granted	85,049	66.34
Exercised	(51,069)	64.64
Forfeited	(4,781)	79.65

Restricted at December 30, 2017	223,230	$67.92

Other information relative to restricted stock unit activity during fiscal 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Total grant date fair value of restricted stock units vested and issued	$3,301	$3,072	$2,793
Total intrinsic value of restricted stock units vested and issued	$3,465	$5,104	$9,139

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company for the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 39,314, 48,267 and 72,206 shares as a result of vested restricted stock units during fiscal 2017, 2016 and 2015, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 11,755, 10,236 and 35,342 shares withheld to satisfy $0.8 million of employees’ tax obligations during both fiscal 2017 and 2016, and $3.0 million during fiscal 2015.

There were no material modifications to restricted stock units in fiscal 2017, 2016 or 2015.

As of December 30, 2017, total unrecognized compensation expense related to non-vested restricted stock units was approximately $4.3 million with a weighted average expense recognition period of 1.6 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 83,155, 69,562 and 68,428 shares of common stock during fiscal 2017, 2016 and 2015, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.0 million in fiscal 2017 and $1.1 million in both fiscal 2016 and 2015.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 30, 2017, there were approximately 12.0 million remaining shares of common stock reserved for future issuance under the ESPP.

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

The total consideration transferred in connection with the Petsense acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The fair value of the assets acquired and liabilities assumed is estimated based on either one or a combination of the following methodologies: the income approach, the cost approach or the market approach as determined based on the nature of the asset or liability and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc. (i.e. unobservable inputs classified as Level 3 inputs under the fair value hierarchy), which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of the pet specialty retail business acquired.

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

Index

Note 4 - Goodwill and Other Intangible Assets:

Goodwill

The Company had approximately $93.2 million and $94.4 million of goodwill at December 30, 2017 and December 31, 2016, respectively. The changes in the carrying amount of goodwill for the years ended December 30, 2017 and December 31, 2016 are as follows (in thousands):

	2017	2016
Balance, beginning of year	$94,417	$10,258
Goodwill acquired as part of acquisition	—	84,159
Working capital settlement	(1,225)	—
Impairment loss	—	—
Balance, end of year	$93,192	$94,417

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

The test used to identify the potential for goodwill impairment compares the fair value of a reporting unit with its carrying value. An impairment charge would be recorded to the Company’s operations for the amount, if any, in which the carrying value exceeds the fair value.

In the fourth quarter of fiscal 2017, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of each reporting unit (including goodwill) was in excess of the carrying value of the respective reporting unit.  In reaching this conclusion, the fair value of each reporting unit was determined based on either a market or an income approach.  Under the market approach, the fair value is based on observed market data.

Other Intangible Assets

The Company had approximately $31.3 million of intangible assets other than goodwill at December 30, 2017 and December 31, 2016. The intangible asset balance represents the estimated fair value of the Petsense tradename, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon.

With respect to intangible assets, we evaluate for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss only if the carrying amount is not recoverable through its discounted cash flows and measure the impairment loss based on the difference between the carrying value and fair value. In the fourth quarter of fiscal 2017, the Company completed its annual impairment testing of intangible assets and no impairment was identified.

Index

Note 5 - Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 30, 2017	December 31, 2016
Senior Notes	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	180.0	190.0
June 2017 Term Loan	97.5	—
Revolving credit loans	—	85.0
Total outstanding borrowings	427.5	275.0
Less: unamortized debt issuance costs	(1.4)	(1.1)
Total debt	426.1	273.9
Less: current portion of long-term debt	(25.0)	(10.0)
Long-term debt	$401.1	$263.9

Outstanding letters of credit	$39.6	$44.3

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

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan (the “February 2016 Term Loan”) and a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured. On February 16, 2018, the maturity date was extended from February 19, 2021 to February 19, 2022.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022.

The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Index

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.500% at December 30, 2017) or the London Inter-Bank Offer Rate (“LIBOR”) (1.564% at December 30, 2017) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at December 30, 2017), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at December 30, 2017), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.500% at December 30, 2017) or LIBOR (1.564% at December 30, 2017) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 30, 2017, the Company was in compliance with all debt covenants.

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

Note 6 - Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of December 30, 2017, the notional amount of the interest rate swap was $180.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of December 30, 2017, the notional amount of the interest rate swap was $97.5 million.

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

Index

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

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	2017	2016
Interest rate swaps (short-term portion)	Other current assets / (Other accrued expenses)	$900	$(398)
Interest rate swaps (long-term portion)	Other assets	4,252	3,215
Total net assets		$5,152	$2,817

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (Loss) (“AOCI” or “AOCL,” respectively), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI/AOCL, net of tax, related to the Company’s interest rate swaps (in thousands):

	2017	2016
Beginning fiscal year AOCI balance	$1,392	$—

Current fiscal period gain recognized in OCI	1,371	1,392
Amounts reclassified from AOCI (AOCL) into current fiscal period earnings	—	—
Other comprehensive gain, net of tax	1,371	1,392
Ending fiscal period AOCI balance	$2,763	$1,392

As of December 30, 2017, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $0.9 million. Cash flows related to the interest rate swaps are included in operating activities on the consolidated statements of cash flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

	Financial Statement Location	2017	2016	2015
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$2,240	$2,283	$—
Amounts reclassified from AOCI (AOCL) into earnings	Interest expense, net	—	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	95	534	—

The following table summarizes the impact of taxes affecting AOCI/AOCL as a result of the Company’s interest rate swaps (in thousands):

	2017	2016
Income tax expense of interest rate swaps on AOCI	$869	$891

Index

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loan) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at December 30, 2017, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of December 30, 2017, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of December 30, 2017, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

Note 7 - Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, transportation equipment and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2037.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance and maintenance costs.
Total rent expense for fiscal 2017, 2016 and 2015 was approximately $319.5 million, $293.0 million and $262.1 million, respectively.  Total contingent rent expense for fiscal 2017, 2016 and 2015 was insignificant.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2018	$5,201	$324,813
2019	5,215	315,062
2020	5,234	296,773
2021	5,294	273,932
2022	4,172	251,059
Thereafter	23,149	1,219,048
Total minimum lease payments	48,265	$2,680,687
Amount representing interest	(12,103)
Present value of minimum lease payments	36,162
Less: current portion	(3,545)
Long-term capital lease obligations	$32,617

Assets under capital leases were as follows (in thousands):

	2017	2016
Building and improvements, gross	$29,324	$29,324
Computer software and hardware	11,388	—
Less: accumulated depreciation and amortization	(6,462)	(3,381)
Assets under capital lease, net	$34,250	$25,943

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

Index

Dividends

During fiscal 2017 and 2016, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 6, 2017	$0.27	November 20, 2017	December 5, 2017
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

October 31, 2016	$0.24	November 14, 2016	November 29, 2016
August 1, 2016	$0.24	August 15, 2016	August 30, 2016
May 2, 2016	$0.24	May 16, 2016	June 1, 2016
February 3, 2016	$0.20	February 22, 2016	March 8, 2016

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, as well as other factors which the Board of Directors deem relevant.

On February 7, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock.  The dividend will be paid on March 13, 2018, to stockholders of record as of the close of business on February 26, 2018.

Note 9 - Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3 billion, exclusive of any fees, commissions or other expenses related to such repurchases through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 5.9 million, 4.4 million and 3.4 million shares of common stock under the share repurchase program at a total cost of $369.4 million, $331.7 million and $292.7 million in fiscal 2017, 2016 and 2015, respectively.  As of December 30, 2017, the Company had remaining authorization under the share repurchase program of $0.9 billion, exclusive of any fees, commissions or other expenses.

Index

Note 10 - Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	2017
	Net Income	Shares	Per Share Amount
Basic net income per share	$422,599	127,588	$3.31
Dilutive stock options and restricted stock units outstanding	—	616	(0.01)
Diluted net income per share	$422,599	128,204	$3.30

	2016
	Net Income	Shares	Per Share Amount
Basic net income per share	$437,120	132,905	$3.29
Dilutive stock options and restricted stock units outstanding	—	908	(0.02)
Diluted net income per share	$437,120	133,813	$3.27

	2015
	Net Income	Shares	Per Share Amount
Basic net income per share	$410,395	135,582	$3.03
Dilutive stock options and restricted stock units outstanding	—	1,263	(0.03)
Diluted net income per share	$410,395	136,845	$3.00

Anti-dilutive stock options excluded from the above calculations totaled approximately 3.9 million, 1.9 million and 0.9 million in fiscal 2017, 2016 and 2015, respectively.

Note 11 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2017	2016	2015
Current tax expense:
Federal	$207,986	$221,207	$225,253
State	14,516	20,858	17,419
Total current	222,502	242,065	242,672

Deferred tax expense (benefit):
Federal	22,469	12,256	(7,017)
State	4,953	(3,171)	1,567
Total deferred	27,422	9,085	(5,450)
Total provision	$249,924	$251,150	$237,222

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	2017	2016
Tax assets:
Inventory valuation	$13,029	$19,713
Accrued employee benefits costs	7,092	14,120
Accrued sales tax audit reserve	3,479	4,317
Rent expenses in excess of cash payments required	24,728	35,391
Deferred compensation	20,299	23,978
Workers’ compensation insurance	9,153	13,565
General liability insurance	4,265	5,332
Lease exit obligations	1,829	2,617
Income tax credits	4,206	4,265
Other	6,997	7,311
	95,077	130,609
Tax liabilities:
Inventory basis difference	(4,141)	(4,600)
Prepaid expenses	(1,423)	(2,912)
Depreciation	(65,650)	(73,336)
Amortization	(3,818)	(2,419)
Other	(1,551)	(2,124)
	(76,583)	(85,391)

Net deferred tax asset	$18,494	$45,218

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Under the provisions of the Act, the U.S. corporate income tax rate decreased from 35% to 21% effective for tax years beginning after December 31, 2017. This change required the Company to remeasure our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which generally is 21% for federal income tax purposes. We have made a reasonable estimate of the effects on our existing deferred tax balances as of December 30, 2017, and recognized a provisional expense amount of $4.9 million, which is included as a component of income tax expense from continuing operations. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances. We will recognize any changes to this provisional amount as we refine our estimates of our cumulative temporary differences as well as interpretations of the application of the Act.

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $5.1 million and $7.5 million as of December 30, 2017 and December 31, 2016, respectively, with varying dates of expiration between 2017 and 2030.  The Company provided no valuation allowance as of December 30, 2017 and December 31, 2016 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

Index

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	2017	2016	2015
Tax provision at statutory rate	$235,383	$240,894	$226,666
Tax effect of:
State income taxes, net of federal tax benefits	14,320	15,527	13,976
Tax credits, net of federal tax benefits	(5,060)	(7,227)	(3,763)
Stock-based compensation programs	(1,040)	—	—
Enactment of tax legislation	4,856	—	—
Other	1,465	1,956	343
Total income tax expense	$249,924	$251,150	$237,222

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2012.  Various states have completed an examination of our income tax returns for 2011 through 2014 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $1.7 million at December 30, 2017. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 29, 2018.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,579	$2,922	$3,500
Additions based on tax positions related to the current year	527	460	869
Additions for tax positions of prior years	14	139	—
Reductions for tax positions of prior years	(127)	(1,829)	(1,447)
Reductions due to audit results	—	(113)	—
Balance at end of year	$1,993	$1,579	$2,922

Note 12 - Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan during fiscal 2017, 2016 and 2015, were approximately $7.4 million, $6.6 million and $5.9 million, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, during fiscal 2017, 2016 and 2015, were $0.5 million, $0.6 million and $0.5 million, respectively.

Note 13 – Commitments and Contingencies:

Construction and Real Estate Commitments

At December 30, 2017, the Company had contractual commitments of approximately $55 million related to the ongoing construction of its new distribution center in Frankfort, New York, and the expansion of its existing distribution center in Waverly, Nebraska. There were no material commitments related to construction projects extending greater than twelve months.

Index

Letters of Credit

At December 30, 2017, there were $39.6 million outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

Item 103 of SEC Regulation S-K requires disclosure of certain environmental legal proceedings if the proceeding reasonably involves potential monetary sanctions of $100,000 or more. We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. The Company received a subpoena from the District Attorney of Yolo County, California, requesting records and information regarding its hazardous waste management and disposal practices in California. The Company and the Office of the District Attorney of Yolo County engaged in settlement discussions which resulted in the settlement of the matter. A consent decree reflecting the terms of settlement was filed with the Yolo County Superior Court on June 23, 2017. Under the settlement, the Company agreed to a compliance plan and also agreed to pay a civil penalty and fund supplemental environmental projects furthering consumer protection and environmental enforcement in California. The civil penalty did not differ materially from the amount accrued. The cost of the settlement and the compliance with the consent decree will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Note 14 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2017, 2016, and 2015:

	Percent of Net Sales
Product Category:	2017	2016	2015
Livestock and Pet	47%	46%	44%
Hardware, Tools and Truck	22	22	23
Seasonal, Gift and Toy Products	19	19	20
Clothing and Footwear	8	8	8
Agriculture	4	5	5
Total	100%	100%	100%

Note 15 – New Accounting Pronouncements:

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

Index

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this guidance in the first quarter of fiscal 2018 using the modified retrospective transition method. Based on an evaluation of the standard as a whole, the Company has identified customer incentives and principal versus agent considerations as the areas that will most likely be affected by the new revenue recognition guidance. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will

Index

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 30, 2017.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2017, our disclosure controls and procedures were effective.

Index

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2018, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2018, is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2018, is incorporated herein by reference.

Index

Following is a summary of our equity compensation plans as of December 30, 2017, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	5,221,756	(a)	$65.53	(b)	2,277,812
Employee Stock Purchase Plan	—		—		12,010,832
Equity compensation plans not approved by security holders	—		—		—
Total	5,221,756		$65.53		14,288,644
(a) Includes 4,998,526 outstanding stock options, 184,312 unvested restricted stock units and 38,918 restricted stock units which have vested but the receipt of which have been deferred by the recipient. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. Shares available under the 2009 Stock Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit).
(b) Restricted stock units have a weighted average exercise price of zero.

The information set forth in Note 2 to the “Notes to Consolidated Financial Statements” contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related – Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2018, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2018, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 40 through 71 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 75 through 77 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 22, 2018	By:	/s/ Kurt D. Barton Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2018
/s/ Gregory A. Sandfort Gregory A. Sandfort	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2018
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 22, 2018
/s/ Johnston C. Adams Johnston C. Adams	Director	February 22, 2018
/s/ Peter D. Bewley Peter D. Bewley	Director	February 22, 2018
/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Director	February 22, 2018
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 22, 2018
/s/ George MacKenzie George MacKenzie	Director	February 22, 2018
/s/ Edna K. Morris Edna K. Morris	Director	February 22, 2018
/s/ Mark J. Weikel Mark J. Weikel	Director	February 22, 2018

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

4.1
Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

10.1
Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).

10.2
Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).+

10.3
Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).+

10.4
Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).+

10.5
First Amendment, dated December 22, 2003 to the Tractor Supply Company Restated 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, Commission File No. 000-23314, and incorporated herein by reference).+

10.6
Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, Commission File No. 000-23314, and incorporated herein by reference).+

10.7
Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.8
Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, Commission File No. 000-23314, and incorporated herein by reference).

10.9
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, Commission File No. 000-23314, and incorporated herein by reference).+

10.10
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, Commission File No. 000-23314, incorporated herein by reference).+

10.11
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, Commission File No. 000-23314 and incorporated herein by reference).+

10.12
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

10.14
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

10.16
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.17
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, Commission File No. 000-23314, and incorporated herein by reference).+

10.18
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

10.21
Compensation Recoupment Policy (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2011, Commission File No. 000-23314, and incorporated herein by reference).+

10.22
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

10.23
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

10.24
First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.25
Form of Change in Control Agreement, dated March 17, 2015, by and between Tractor Supply Company and each of Steve K. Barbarick, Anthony F. Crudele, Lee J. Downing, Chad M. Frazell, Robert D. Mills and Benjamin F. Parrish, Jr. (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.26
Amended and Restated Employment Agreement, dated March 17, 2015, by and between Tractor Supply Company and Greg A. Sandfort (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on March 18, 2015, Commission File No. 000-23314, and incorporated herein by reference).+

10.27
Transition Agreement dated January 27, 2016, by and between Tractor Supply Company and Lee J. Downing (filed as exhibit 10.37 to the Annual Report on Form 10-K, filed with the Commission on February 23, 2016, Commission No. 000-23314, and incorporated herein by reference).+

10.28
Credit Agreement, dated as of February 19, 2016, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 22, 2016, Commission File No. 000-23314, and incorporated herein by reference).

10.29
Transition Agreement dated November 14, 2016, by and between Tractor Supply Company and Anthony F. Crudele (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 17, 2016, Commission File No. 000-23314, and incorporated herein by reference).+

10.30
Form of Change in Control Agreement, by and between Tractor Supply Company and each of Steve K. Barbarick, Chad M. Frazell, Robert D. Mills and Benjamin F. Parrish, Jr., dated March 1, 2017, and Kurt D. Barton, dated March 6, 2017 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 7, 2017, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.31
Incremental Term Loan Agreement, dated as of June 15, 2017, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on June 19, 2017, Commission File No. 000-23314, and incorporated herein by reference).

10.32
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, Commission File No. 000-23314, and incorporated herein by reference).

10.33*	Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2009 Stock Incentive Plan.+

10.34*	Form of Performance Share Unit Agreement for the Chief Executive Officer under the Tractor Supply Company 2009 Stock Incentive Plan.+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2017, filed with the SEC on February 22, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, (v) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, and (vi) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement