Form 10-Q
period 2018-03-31
TRACTOR SUPPLY CO /DE/
filed 2018-05-11
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 28, 2018
Common Stock, $.008 par value	122,050,289

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2018	December 30, 2017	April 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$132,398	$109,148	$72,701
Inventories	1,760,065	1,453,208	1,657,761
Prepaid expenses and other current assets	86,815	88,252	86,459
Income taxes receivable	4,815	4,760	7,339
Total current assets	1,984,093	1,655,368	1,824,260
Property and equipment:
Land	99,336	99,336	96,535
Buildings and improvements	1,055,487	1,037,730	975,155
Furniture, fixtures and equipment	611,504	605,957	578,352
Computer software and hardware	273,104	266,898	231,091
Construction in progress	98,595	83,816	26,067
Property and equipment, gross	2,138,026	2,093,737	1,907,200
Accumulated depreciation and amortization	(1,087,627)	(1,049,234)	(950,163)
Property and equipment, net	1,050,399	1,044,503	957,037
Goodwill and other intangible assets	124,492	124,492	125,717
Deferred income taxes	18,585	18,494	46,829
Other assets	30,218	25,912	22,559
Total assets	$3,207,787	$2,868,769	$2,976,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$732,524	$576,568	$563,525
Accrued employee compensation	23,274	31,673	21,049
Other accrued expenses	200,053	201,656	187,247
Current portion of long-term debt	25,000	25,000	12,500
Current portion of capital lease obligations	3,545	3,545	1,356
Income taxes payable	29,539	10,772	31,407
Total current liabilities	1,013,935	849,214	817,084
Long-term debt	679,565	401,069	598,919
Capital lease obligations, less current maturities	31,717	32,617	25,525
Deferred rent	106,542	105,906	101,001
Other long-term liabilities	62,783	61,290	54,375
Total liabilities	1,894,542	1,450,096	1,596,904
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at March 31, 2018, December 30, 2017 and April 1, 2017; 170,498, 170,375 and 170,093 shares issued; 123,059, 125,303 and 129,349 shares outstanding at March 31, 2018, December 30, 2017 and April 1, 2017, respectively	1,364	1,363	1,361
Additional paid-in capital	728,588	716,228	683,012
Treasury stock – at cost, 47,439, 45,072 and 40,744 shares at March 31, 2018, December 30, 2017 and April 1, 2017, respectively	(2,288,364)	(2,130,901)	(1,876,045)
Accumulated other comprehensive income	5,190	3,358	1,673
Retained earnings	2,866,467	2,828,625	2,569,497
Total stockholders’ equity	1,313,245	1,418,673	1,379,498
Total liabilities and stockholders’ equity	$3,207,787	$2,868,769	$2,976,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$1,682,901	$1,564,078
Cost of merchandise sold	1,119,252	1,045,875
Gross profit	563,649	518,203
Selling, general and administrative expenses	426,113	382,114
Depreciation and amortization	42,787	39,727
Operating income	94,749	96,362
Interest expense, net	4,468	2,777
Income before income taxes	90,281	93,585
Income tax expense	18,848	33,274
Net income	$71,433	$60,311

Net income per share – basic	$0.57	$0.46
Net income per share – diluted	$0.57	$0.46

Weighted average shares outstanding:
Basic	124,477	130,276
Diluted	125,174	131,090

Dividends declared per common share outstanding	$0.27	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$71,433	$60,311

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	1,832	281
Total other comprehensive income	1,832	281
Total comprehensive income	$73,265	$60,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$71,433	$60,311
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42,787	39,727
Loss on disposition of property and equipment	94	179
Share-based compensation expense	8,567	7,557
Deferred income taxes	(91)	(1,611)
Change in assets and liabilities:
Inventories	(306,857)	(288,105)
Prepaid expenses and other current assets	1,437	4,098
Accounts payable	155,956	44,003
Accrued employee compensation	(8,399)	(4,197)
Other accrued expenses	(5,226)	(28,144)
Income taxes	18,712	22,266
Other	(276)	2,258
Net cash used in operating activities	(21,863)	(141,658)
Cash flows from investing activities:
Capital expenditures	(45,144)	(34,883)
Proceeds from sale of property and equipment	13	28
Net cash used in investing activities	(45,131)	(34,855)
Cash flows from financing activities:
Borrowings under debt facilities	375,000	475,000
Repayments under debt facilities	(96,250)	(137,500)
Debt issuance costs	(346)	—
Principal payments under capital lease obligations	(900)	(332)
Repurchase of shares to satisfy tax obligations	(569)	(653)
Repurchase of common stock	(157,463)	(114,547)
Net proceeds from issuance of common stock	4,363	4,593
Cash dividends paid to stockholders	(33,591)	(31,263)
Net cash provided by financing activities	90,244	195,298
Net change in cash and cash equivalents	23,250	18,785
Cash and cash equivalents at beginning of period	109,148	53,916
Cash and cash equivalents at end of period	$132,398	$72,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,534	$2,125
Income taxes	789	12,739

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$—	$—
Non-cash accruals for construction in progress	12,270	12,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our”) is the largest operator of rural lifestyle retail stores in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 31, 2018, the Company operated a total of 1,872 retail stores in 49 states (1,700 Tractor Supply and Del’s retail stores and 172 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

In the first quarter of fiscal 2018, the Company adopted accounting guidance which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act as discussed in Note 12. This guidance was applied retrospectively which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Condensed Consolidated Balance Sheet as of December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $706.3 million in borrowings under its debt facilities (as discussed in Note 5) at March 31, 2018, $427.5 million in borrowings at December 30, 2017, and $612.5 million in borrowings at April 1, 2017. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximate fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was a $7.6 million asset at March 31, 2018, a $5.2 million asset at December 30, 2017 and a $3.3 million asset at April 1, 2017.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share unit awards and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all stock options, restricted stock units and performance-based restricted share unit awards plus a discount on shares purchased by employees as a part of the ESPP.

Index

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended March 31, 2018; however, effective May 10, 2018, the Company’s shareholders approved the 2018 Omnibus Incentive Plan replacing the 2009 Stock Incentive Plan. Following the adoption of the 2018 Omnibus Incentive Plan, no further grants may be made under the 2009 Stock Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2018 Omnibus Incentive Plan is 12,562,318. Under our 2018 Omnibus Incentive Plan, awards may be granted to officers, non-employee directors, other employees and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of grant and certain awards will vest only upon established performance conditions being met.

For the first quarters of fiscal 2018 and 2017, share-based compensation expense was $8.6 million and $7.6 million, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2018 and 2017:

	Fiscal three months ended
	March 31, 2018	April 1, 2017
Stock options granted	654,920	1,499,549
Weighted average exercise price	$67.28	$73.18
Weighted average fair value per option	$14.86	$14.75

As of March 31, 2018, total unrecognized compensation expense related to non-vested stock options was approximately $23.7 million with a remaining weighted average expense recognition period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2018 and 2017:

	Fiscal three months ended
	March 31, 2018	April 1, 2017
Restricted stock units granted	274,339	63,915
Performance-based restricted share units granted	39,330	$—
Weighted average fair value per share	$63.30	$69.30

During the first quarter of fiscal 2018, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals. If the performance targets are achieved, the units will vest on a pro rata basis over a three-year period.

As of March 31, 2018, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $20.8 million with a remaining weighted average expense recognition period of 2.5 years.

Index

Note 4 – Net Income Per Share:

The Company presents both basic and diluted net income per share on the face of the unaudited condensed consolidated statements of income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding. Dilutive shares are computed using the treasury stock method for share-based awards. Performance-based restricted share units are included in diluted shares only if the related performance conditions are considered satisfied as of the end of the reporting period. Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended			Fiscal three months ended
	March 31, 2018			April 1, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$71,433	124,477	$0.57	$60,311	130,276	$0.46
Dilutive effect of share-based awards	—	697	—	—	814	—
Diluted net income per share:	$71,433	125,174	$0.57	$60,311	131,090	$0.46

Anti-dilutive stock options excluded from the above calculations totaled approximately 3.7 million and 2.8 million shares for the three months ended March 31, 2018 and April 1, 2017, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 31, 2018	December 30, 2017	April 1, 2017
Senior Notes	$150.0	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	175.0	180.0	187.5
June 2017 Term Loan	96.3	97.5	—
Revolving credit loans	285.0	—	425.0
Total outstanding borrowings	706.3	427.5	612.5
Less: unamortized debt issuance costs	(1.7)	(1.4)	(1.1)
Total debt	704.6	426.1	611.4
Less: current portion of long-term debt	(25.0)	(25.0)	(12.5)
Long-term debt	$679.6	$401.1	$598.9

Outstanding letters of credit	$42.8	$39.6	$39.5

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

Index

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

The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.750% at March 31, 2018) or the London Inter-Bank Offer Rate (“LIBOR”) (1.883% at March 31, 2018) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at March 31, 2018), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at March 31, 2018), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.750% at March 31, 2018) or LIBOR (1.883% at March 31, 2018) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of March 31, 2018, the Company was in compliance with all debt covenants.

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

Index

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of March 31, 2018, the notional amount of the interest rate swap was $175.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of March 31, 2018, the notional amount of the interest rate swap was $96.3 million.

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

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	March 31, 2018	December 30, 2017	April 1, 2017
Interest rate swaps (short-term portion)	Other current assets	$1,950	$900	$101
Interest rate swaps (long-term portion)	Other assets	5,698	4,252	3,183
Total net assets		$7,648	$5,152	$3,284

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (“AOCI”), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	March 31, 2018	December 30, 2017	April 1, 2017
Beginning fiscal year AOCI balance	$3,358	$1,392	$1,392
Current fiscal period gain recognized in OCI	1,832	1,371	281
Amounts reclassified from AOCI into current fiscal period earnings	—	—	—
Reclassification of stranded tax effects to retained earnings (a)	—	595	—
Other comprehensive gain, net of tax	1,832	1,966	281
Ending fiscal period AOCI balance	$5,190	$3,358	$1,673
(a) AOCI for the period ended December 30, 2017 has been adjusted from previously reported amounts as a result of the adoption of ASU 2018-02 as discussed in Notes 1 and 12.

As of March 31, 2018, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $2.0 million. Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows.

Index

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended
	Financial Statement Location	March 31, 2018	April 1, 2017
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$2,468	$461
Amounts reclassified from AOCI into earnings	Interest expense, net	—	—
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	28	6

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended
	March 31, 2018	April 1, 2017
Income tax expense of interest rate swaps on AOCI	$636	$180

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at March 31, 2018, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of March 31, 2018, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of March 31, 2018, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

Note 7 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Board of Directors.

Dividends

During the first three months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On May 9, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on June 12, 2018 to stockholders of record as of the close of business on May 29, 2018.

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

The Company repurchased approximately 2.4 million and 1.6 million shares of common stock under the share repurchase program for a total cost of $157.5 million and $114.5 million during the first quarters of fiscal 2018 and 2017, respectively. As of March 31, 2018, the Company had remaining authorization under the share repurchase program of $0.7 billion, exclusive of any fees, commissions or other expenses.

Note 9 – Income Taxes:

The Company’s effective income tax rate decreased to 20.9% in the first quarter of fiscal 2018 compared to 35.6% for the first quarter of fiscal 2017. The effective income tax rate for the first quarter of 2018 was lower than the prior year’s first quarter due primarily to the effect of the U.S. Tax Cuts and Jobs Act (the “TCJA”), which was signed into law in December 2017. In addition, the Company’s income taxes were reduced in the first quarter of fiscal 2018 due to the realization of discrete federal and state tax credits.

Under the provisions of the TCJA, the U.S. corporate income tax rate decreased from 35% to 21% effective for tax years beginning after December 31, 2017. We made a reasonable estimate of the effects on our existing deferred tax balances as of December 30, 2017, and recognized a provisional expense amount of $4.9 million, which was included as a component of income tax expense from continuing operations for fiscal 2017. We will recognize any changes to this provisional amount as we refine our estimates of our cumulative temporary differences and interpretations of guidance related to the application of the TCJA.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 31, 2018, the Company had contractual commitments of approximately $30.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At March 31, 2018, there were $42.8 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months ended March 31, 2018 and April 1, 2017:

	Fiscal three months ended
Product Category:	March 31, 2018	April 1, 2017
Livestock and Pet	52%	52%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	16	16
Clothing and Footwear	8	7
Agriculture	3	4
Total	100%	100%

Note 12 – New Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which implemented a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies the aspects of (a) identifying performance obligations and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which provides implementation guidance in regards to (a) assessing the collectability criterion, (b) the presentation of taxes collected from customers, (c) noncash consideration, (d) contract modification at transition, (e) completed contracts at transition and (f) other technical corrections. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to clarify the codification and to correct unintended application of guidance pertaining to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09. Entities that transition to these standards may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective transition method. Based on an evaluation of the standard as a whole, the Company identified customer incentives and principal versus agent considerations as the areas that were principally affected by the new revenue recognition guidance. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU

Index

2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.  This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company adopted this guidance in the first quarter of fiscal 2018 using a retrospective application, which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Consolidated Balance Sheet as of December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  The new guidance provides SEC Staff views on income tax accounting implications of the TCJA signed into law in December 2017.  The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA.  The Company adopted this guidance in the first quarter of fiscal 2018. As further discussed in Note 9, the Company recorded a provisional impact of the TCJA in fiscal 2017 and will recognize any changes to this provisional amount as we refine our estimates of our cumulative temporary differences and interpretations of guidance related to the application of the TCJA. The adoption of this guidance has not had, nor is expected to have, a material impact on our Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842”. This update permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2017-12 require that an entity with cash flow or net investment hedges existing at the date of adoption apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to the opening balance of retained earnings as of the beginning of the fiscal year that the entity adopts this guidance. The amended presentation and disclosure guidance should be adopted prospectively. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. This Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, including anticipated effects as a result of the Tax Cuts and Jobs Act, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (First Quarter) Ended March 31, 2018 and April 1, 2017

Net sales for the first quarter of fiscal 2018 increased 7.6% to $1.68 billion from $1.56 billion in the first quarter of fiscal 2017. Comparable store sales for the first quarter of fiscal 2018 were $1.62 billion, a 3.7% increase as compared to the first quarter of fiscal 2017. The first quarter of fiscal 2018 contained one additional sales day when compared to the prior year first quarter as the Company was open on New Year’s Day for the first time. The additional sales day is estimated to have positively impacted the comparable stores sales performance in the first quarter of fiscal 2018 by approximately 60 basis points. Comparable store sales decreased 2.2% for the first quarter of fiscal 2017.

The comparable store sales results in the first quarter of fiscal 2018 included increases in comparable transaction count of 3.2% and average ticket of 0.5% compared to prior year’s first quarter. The comparable store sales growth in the quarter was broad based across all geographic regions. The increase in comparable store sales was primarily driven by strength in everyday merchandise, including consumable, usable and edible products, along with strong demand for winter seasonal categories. These increases were offset by lower sales of spring and summer seasonal products.

Sales from stores open less than one year were $67.2 million in the first quarter of fiscal 2018, which represented a 4.3% increase over first quarter fiscal 2017 net sales. For the first quarter of fiscal 2017, sales from stores open less than one year were $102.8 million, which represented a 7.0% increase over first quarter fiscal 2016 net sales. Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

The following table summarizes our store growth for the fiscal three months ended March 31, 2018 and April 1, 2017:

	Fiscal three months ended
	March 31, 2018	April 1, 2017
Tractor Supply
Store count, beginning of period	1,685	1,595
New stores opened	15	24
Stores closed	—	(2)
Store count, end of period	1,700	1,617
Petsense
Store count, beginning of period	168	143
New stores opened	4	9
Stores closed	—	—
Store count, end of period	172	152
Consolidated end of period	1,872	1,769

Stores relocated	—	—

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 31, 2018 and April 1, 2017:

	Fiscal three months ended
Product Category:	March 31, 2018	April 1, 2017
Livestock and Pet	52%	52%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	16	16
Clothing and Footwear	8	7
Agriculture	3	4
Total	100%	100%

Gross profit increased 8.8% to $563.6 million for the first quarter of fiscal 2018 from $518.2 million for the first quarter of fiscal 2017. As a percent of net sales, gross margin increased 36 basis points to 33.5% for the first quarter of fiscal 2018 from 33.1% for the first quarter of fiscal 2017. The increase in gross margin was primarily driven by strong sell-through of winter seasonal categories, partially offset by an increase in transportation costs from higher carrier rates and diesel fuel costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 11.2% to $468.9 million for the first quarter of fiscal 2018 from $421.8 million in the first quarter of fiscal 2017. As a percent of net sales, SG&A expenses increased 89 basis points to 27.9% in the first quarter of fiscal 2018 from 27.0% in the first quarter of fiscal 2017. The increase in SG&A as a percent of net sales was primarily attributable to investments in team member wages at both the stores and distribution centers, higher store level costs due to increased utility and maintenance expenses from colder temperatures and investments in infrastructure to support the Company’s strategic long-term growth initiatives. The Company estimates that approximately 25 basis points of the increase in SG&A as a percent of net sales were attributable to items that are discrete to the first quarter.

The effective income tax rate decreased to 20.9% in the first quarter of fiscal 2018 compared to 35.6% for the first quarter of fiscal 2017. The decrease for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was due primarily to the effect of the U.S. Tax Cuts and Jobs Act, which was signed into law in December 2017. In addition, income taxes were further reduced in the first quarter of fiscal 2018 by the realization of discrete federal and state tax credits. The Company expects the full fiscal year 2018 effective tax rate to be in a range between 23.0% and 23.5%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2018 increased 18.4% to $71.4 million, or $0.57 per diluted share, as compared to net income of $60.3 million, or $0.46 per diluted share, for the first quarter of fiscal 2017.

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

Index

Working Capital

At March 31, 2018, the Company had working capital of $970.2 million, which increased $164.0 million from December 30, 2017, and decreased $37.0 million from April 1, 2017.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 31, 2018	December 30, 2017	Variance	April 1, 2017	Variance
Current assets:
Cash and cash equivalents	$132.4	$109.1	$23.3	$72.7	$59.7
Inventories	1,760.1	1,453.2	306.9	1,657.8	102.3
Prepaid expenses and other current assets	86.8	88.3	(1.5)	86.5	0.3
Income taxes receivable	4.8	4.8	—	7.3	(2.5)
Total current assets	1,984.1	1,655.4	328.7	1,824.3	159.8
Current liabilities:
Accounts payable	732.5	576.6	155.9	563.5	169.0
Accrued employee compensation	23.3	31.6	(8.3)	21.0	2.3
Other accrued expenses	200.1	201.7	(1.6)	187.3	12.8
Current portion of long-term debt	25.0	25.0	—	12.5	12.5
Current portion of capital lease obligations	3.5	3.5	—	1.4	2.1
Income taxes payable	29.5	10.8	18.7	31.4	(1.9)
Total current liabilities	1,013.9	849.2	164.7	817.1	196.8
Working capital	$970.2	$806.2	$164.0	$1,007.2	$(37.0)

In comparison to December 30, 2017, working capital as of March 31, 2018, was impacted most significantly by changes in our inventories, accounts payable and cash.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in seasonal merchandise to prepare for the spring selling season.

•	The increase in cash is due principally to an increase in net borrowings partially offset by share repurchases, capital expenditures and cash dividends paid to stockholders.

In comparison to April 1, 2017, working capital as of March 31, 2018 was impacted most significantly by changes in accounts payable, inventories and cash.

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth, and a slight increase in average inventory per store to support normal seasonal patterns.

•	Accounts payable increased principally due to additional inventory for new store growth and the timing of payments.

•	The increase in cash is due principally to an increase in net borrowings partially offset by share repurchases, capital expenditures and cash dividends paid to stockholders.

Index

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 31, 2018	December 30, 2017	April 1, 2017
Senior Notes	$150.0	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	175.0	180.0	187.5
June 2017 Term Loan	96.3	97.5	—
Revolving credit loans	285.0	—	425.0
Total outstanding borrowings	706.3	427.5	612.5
Less: unamortized debt issuance costs	(1.7)	(1.4)	(1.1)
Total debt	704.6	426.1	611.4
Less: current portion of long-term debt	(25.0)	(25.0)	(12.5)
Long-term debt	$679.6	$401.1	$598.9

Outstanding letters of credit	$42.8	$39.6	$39.5

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities used net cash of $21.9 million and $141.7 million in the first three months of fiscal 2018 and fiscal 2017, respectively.  The $119.8 million decrease in net cash used in operating activities in the first three months of fiscal 2018 compared to the first three months of fiscal 2017 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 31, 2018	April 1, 2017	Variance
Net income	$71.4	$60.3	$11.1
Depreciation and amortization	42.8	39.7	3.1
Share-based compensation expense	8.6	7.6	1.0
Deferred income taxes	(0.1)	(1.6)	1.5
Inventories and accounts payable	(150.9)	(244.1)	93.2
Prepaid expenses and other current assets	1.4	4.1	(2.7)
Accrued expenses	(13.6)	(32.3)	18.7
Income taxes	18.7	22.3	(3.6)
Other, net	(0.2)	2.3	(2.5)
Net cash used in operating activities	$(21.9)	$(141.7)	$119.8

The $119.8 million decrease in net cash used in operating activities in the first three months of fiscal 2018 compared with the first three months of fiscal 2017 resulted primarily from less cash required due to the timing of receipts and payments in relation to inventory and accounts payable and a net change in accrued expenses due principally to the timing of payments.

Index

Investing Activities

Investing activities used cash of $45.1 million and $34.9 million in the first three months of fiscal 2018 and fiscal 2017, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures. Capital expenditures for the first three months of fiscal 2018 and fiscal 2017 were as follows (in millions):

	Fiscal three months ended
	March 31, 2018	April 1, 2017
Information technology	$17.8	$8.2
Distribution center capacity and improvements	12.4	1.0
New and relocated stores and stores not yet opened	10.5	17.1
Existing stores	4.3	8.6
Corporate and other	0.1	—
Total capital expenditures	$45.1	$34.9

The increase in spending on information technology represents continued support of our store growth and our omni-channel platform, as well as improvements in security and compliance, enhancements to our customer relationship management program and other strategic initiatives.

Spending for distribution center capacity and improvements increased due to the construction for the expansion of our distribution center in Waverly, Nebraska, which was completed in the first quarter of fiscal 2018, and the ongoing construction of a new northeast distribution center in Frankfort, New York, which is expected to be operational by the first quarter of fiscal 2019.

In the first three months of fiscal 2018, the Company opened 15 new Tractor Supply stores compared to 24 new Tractor Supply stores during the first three months of fiscal 2017. The Company also opened four new Petsense stores during the first three months of fiscal 2018, compared to nine new Petsense stores during the first three months of fiscal 2017. We expect to open approximately 80 new Tractor Supply stores during fiscal 2018 compared to 101 new Tractor Supply stores in fiscal 2017. We also expect to open approximately 20 new Petsense stores during fiscal 2018 compared to 25 new Petsense stores in fiscal 2017. The reduction in new store openings in fiscal 2018 compared to fiscal 2017 principally reflects a shift in capital allocation toward investments in information technology and supply chain infrastructure to support our strategic long-term growth initiatives.

Financing Activities

Financing activities provided net cash of $90.2 million and $195.3 million in the first three months of fiscal 2018 and fiscal 2017, respectively. The $105.1 million change in net cash from financing activities in the first three months of fiscal 2018 compared to the first three months of fiscal 2017 is due to changes in the following financing activities (in millions):

	Fiscal three months ended
	March 31, 2018	April 1, 2017	Variance
Net borrowings and repayments under debt facilities	$278.8	$337.5	$(58.7)
Repurchase of common stock	(157.5)	(114.5)	(43.0)
Net proceeds from issuance of common stock	4.4	4.6	(0.2)
Cash dividends paid to stockholders	(33.6)	(31.3)	(2.3)
Other, net	(1.9)	(1.0)	(0.9)
Net cash provided by financing activities	$90.2	$195.3	$(105.1)

The $105.1 million change in net cash from financing activities in the first three months of fiscal 2018 compared with the first three months of fiscal 2017 is due to fewer borrowings, net of repayments, under our debt facilities, partially offset by an increase in repurchases of common stock.

Index

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

The Company repurchased approximately 2.4 million and 1.6 million shares of common stock under the share repurchase program for a total cost of $157.5 million and $114.5 million during the first quarters of fiscal 2018 and 2017, respectively. As of March 31, 2018, the Company had remaining authorization under the share repurchase program of $0.7 billion, exclusive of any fees, commissions or other expenses.

Dividends

During the first three months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On May 9, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on June 12, 2018 to stockholders of record as of the close of business on May 29, 2018.

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

Significant Contractual Obligations and Commercial Commitments

At March 31, 2018, the Company had contractual commitments of approximately $30.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

At March 31, 2018, there were $42.8 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2016 Senior Credit Facility (as discussed in Note 5 to the unaudited condensed consolidated financial statements) which bear interest based on variable rates.

As discussed in Note 6 to the unaudited condensed consolidated financial statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.3 million and $0.7 million in the three months ended March 31, 2018 and April 1, 2017, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 31, 2018.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2018 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 31, 2017 - January 27, 2018	270,000		$79.20	270,000	$848,331,542
January 28, 2018 - February 24, 2018	898,228	(a)	67.50	890,000	788,280,388
February 25, 2018 - March 31, 2018	1,206,847		62.99	1,206,847	712,278,077
Total	2,375,075		$66.54	2,366,847	$712,278,077
(a) The number of shares purchased and average price paid per share include 8,228 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements for the period of January 28, 2018 - February 24, 2018.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, filed with the Securities and Exchange Commission on May 10, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2018, December 30, 2017 and April 1, 2017, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 31, 2018 and April 1, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three months ended March 31, 2018 and April 1, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 31, 2018 and April 1, 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 10, 2018	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)