Form 10-Q
period 2018-06-30
TRACTOR SUPPLY CO /DE/
filed 2018-08-09
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ☑    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 28, 2018
Common Stock, $.008 par value	121,804,677

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2018	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$69,954	$109,148	$67,793
Inventories	1,632,280	1,453,208	1,468,254
Prepaid expenses and other current assets	103,379	88,252	90,409
Income taxes receivable	5,115	4,760	4,066
Total current assets	1,810,728	1,655,368	1,630,522
Property and equipment:
Land	100,564	99,336	99,267
Buildings and improvements	1,072,866	1,037,730	995,716
Furniture, fixtures and equipment	619,284	605,957	584,275
Computer software and hardware	290,599	266,898	243,577
Construction in progress	125,945	83,816	48,521
Property and equipment, gross	2,209,258	2,093,737	1,971,356
Accumulated depreciation and amortization	(1,127,715)	(1,049,234)	(988,998)
Property and equipment, net	1,081,543	1,044,503	982,358
Goodwill and other intangible assets	124,492	124,492	125,717
Deferred income taxes	20,741	18,494	52,960
Other assets	29,902	25,912	24,015
Total assets	$3,067,406	$2,868,769	$2,815,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649,665	$576,568	$510,820
Accrued employee compensation	22,758	31,673	14,264
Other accrued expenses	205,352	201,656	184,829
Current portion of long-term debt	25,000	25,000	20,000
Current portion of capital lease obligations	3,714	3,545	3,418
Income taxes payable	34,997	10,772	73,157
Total current liabilities	941,486	849,214	806,488
Long-term debt	516,410	401,069	433,676
Capital lease obligations, less current maturities	30,639	32,617	33,860
Deferred rent	107,827	105,906	102,525
Other long-term liabilities	65,002	61,290	56,457
Total liabilities	1,661,364	1,450,096	1,433,006
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at June 30, 2018, December 30, 2017 and July 1, 2017; 170,728, 170,375 and 170,184 shares issued; 121,811, 125,303 and 127,231 shares outstanding at June 30, 2018, December 30, 2017 and July 1, 2017, respectively	1,366	1,363	1,361
Additional paid-in capital	746,410	716,228	693,775
Treasury stock – at cost, 48,917, 45,072 and 42,953 shares at June 30, 2018, December 30, 2017 and July 1, 2017, respectively	(2,383,446)	(2,130,901)	(2,009,645)
Accumulated other comprehensive income	5,742	3,358	1,521
Retained earnings	3,035,970	2,828,625	2,695,554
Total stockholders’ equity	1,406,042	1,418,673	1,382,566
Total liabilities and stockholders’ equity	$3,067,406	$2,868,769	$2,815,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$2,213,249	$2,017,762	$3,896,150	$3,581,840
Cost of merchandise sold	1,443,835	1,313,054	2,563,087	2,358,929
Gross profit	769,414	704,708	1,333,063	1,222,911
Selling, general and administrative expenses	452,346	405,736	878,459	787,850
Depreciation and amortization	43,610	41,047	86,397	80,774
Operating income	273,458	257,925	368,207	354,287
Interest expense, net	4,978	3,092	9,446	5,869
Income before income taxes	268,480	254,833	358,761	348,418
Income tax expense	61,191	94,184	80,039	127,458
Net income	$207,289	$160,649	$278,722	$220,960

Net income per share – basic	$1.70	$1.25	$2.26	$1.71
Net income per share – diluted	$1.69	$1.25	$2.25	$1.70

Weighted average shares outstanding:
Basic	122,100	128,186	123,288	129,231
Diluted	122,775	128,722	123,975	129,906

Dividends declared per common share outstanding	$0.31	$0.27	$0.58	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$207,289	$160,649	$278,722	$220,960

Other comprehensive income (loss):
Change in fair value of interest rate swaps, net of taxes	552	(152)	2,384	129
Total other comprehensive income (loss)	552	(152)	2,384	129
Total comprehensive income	$207,841	$160,497	$281,106	$221,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$278,722	$220,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,397	80,774
Loss on disposition of property and equipment	623	198
Share-based compensation expense	16,409	15,079
Deferred income taxes	(2,247)	(7,742)
Change in assets and liabilities:
Inventories	(179,072)	(98,598)
Prepaid expenses and other current assets	(15,127)	148
Accounts payable	73,097	(8,702)
Accrued employee compensation	(8,915)	(10,982)
Other accrued expenses	(3,884)	(33,895)
Income taxes	23,870	67,289
Other	4,141	2,979
Net cash provided by operating activities	274,014	227,508
Cash flows from investing activities:
Capital expenditures	(116,695)	(96,610)
Proceeds from sale of property and equipment	288	10,781
Net cash used in investing activities	(116,407)	(85,829)
Cash flows from financing activities:
Borrowings under debt facilities	673,000	578,000
Repayments under debt facilities	(557,500)	(398,000)
Debt issuance costs	(346)	(313)
Principal payments under capital lease obligations	(1,809)	(669)
Repurchase of shares to satisfy tax obligations	(569)	(653)
Repurchase of common stock	(252,545)	(248,147)
Net proceeds from issuance of common stock	14,345	7,835
Cash dividends paid to stockholders	(71,377)	(65,855)
Net cash used in financing activities	(196,801)	(127,802)
Net change in cash and cash equivalents	(39,194)	13,877
Cash and cash equivalents at beginning of period	109,148	53,916
Cash and cash equivalents at end of period	$69,954	$67,793

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,337	$5,218
Income taxes	58,949	67,752

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$—	$10,734
Non-cash accruals for construction in progress	16,227	15,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our”) is the largest operator of rural lifestyle retail stores in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 30, 2018, the Company operated a total of 1,899 retail stores in 49 states (1,725 Tractor Supply and Del’s retail stores and 174 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

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

In the first quarter of fiscal 2018, the Company adopted accounting guidance that allowed for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “TCJA”) as discussed in Note 12. This guidance was applied retrospectively, which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Condensed Consolidated Balance Sheet as of December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $543.0 million in borrowings under its debt facilities (as discussed in Note 5) at June 30, 2018, $427.5 million in borrowings at December 30, 2017, and $455.0 million in borrowings at July 1, 2017. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was an $8.4 million asset at June 30, 2018, a $5.2 million asset at December 30, 2017 and a $3.0 million asset at July 1, 2017.

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

Index

In fiscal 2018 and 2017, there were no significant modifications to the Company’s share-based compensation plans prior to May 10, 2018, when the Company’s shareholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”) replacing the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2018 Plan is 12,562,318. Under our 2018 Plan, awards may be granted to officers, non-employee directors, other employees and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of grant and certain awards will vest only upon established performance conditions being met.

For the second quarters of fiscal 2018 and 2017, share-based compensation expense was $7.8 million and $7.5 million, respectively, and $16.4 million and $15.1 million for the first six months of fiscal 2018 and 2017, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2018 and 2017:

	Fiscal six months ended
	June 30, 2018	July 1, 2017
Stock options granted	664,686	1,557,681
Weighted average exercise price	$67.27	$72.76
Weighted average grant date fair value per option	$14.86	$14.68

As of June 30, 2018, total unrecognized compensation expense related to non-vested stock options was approximately $18.8 million with a remaining weighted average expense recognition period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2018 and 2017:

	Fiscal six months ended
	June 30, 2018	July 1, 2017
Restricted stock units granted	298,249	82,835
Performance-based restricted share units granted	39,330	—
Weighted average grant date fair value per share	$63.37	$66.70

During the first quarter of fiscal 2018, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals. If the performance targets are achieved, the units will be issued based on the achievement level and the grant date fair value and vest on a pro rata basis over a three-year period.

As of June 30, 2018, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $18.5 million with a remaining weighted average expense recognition period of 2.4 years.

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

	Fiscal three months ended			Fiscal three months ended
	June 30, 2018			July 1, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$207,289	122,100	$1.70	$160,649	128,186	$1.25
Dilutive effect of share-based awards	—	675	(0.01)	—	536	—
Diluted net income per share:	$207,289	122,775	$1.69	$160,649	128,722	$1.25

	Fiscal six months ended			Fiscal six months ended
	June 30, 2018			July 1, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$278,722	123,288	$2.26	$220,960	129,231	$1.71
Dilutive effect of share-based awards	—	687	(0.01)	—	675	(0.01)
Diluted net income per share:	$278,722	123,975	$2.25	$220,960	129,906	$1.70

Anti-dilutive stock options excluded from the above calculations totaled approximately 3.8 million and 4.1 million shares for the three months ended June 30, 2018 and July 1, 2017, respectively, and 3.7 million and 3.2 million shares for the fiscal six months ended June 30, 2018 and July 1, 2017, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 30, 2018	December 30, 2017	July 1, 2017
Senior Notes	$150.0	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	170.0	180.0	185.0
June 2017 Term Loan	95.0	97.5	100.0
Revolving credit loans	128.0	—	170.0
Total outstanding borrowings	543.0	427.5	455.0
Less: unamortized debt issuance costs	(1.6)	(1.4)	(1.3)
Total debt	541.4	426.1	453.7
Less: current portion of long-term debt	(25.0)	(25.0)	(20.0)
Long-term debt	$516.4	$401.1	$433.7

Outstanding letters of credit	$39.9	$39.6	$44.3

Senior Notes

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), pursuant to which the Company agreed to sell $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 (the “2029 Notes”) in a private placement. The 2029 Notes bear interest at 3.70% per annum with interest payable semi-

Index

annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured, but guaranteed by each of the Company’s material subsidiaries.

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.000% at June 30, 2018) or the London Inter-Bank Offer Rate (“LIBOR”) (2.090% at June 30, 2018) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at June 30, 2018), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at June 30, 2018), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.000% at June 30, 2018) or LIBOR (2.090% at June 30, 2018) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of June 30, 2018, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments,

Index

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of June 30, 2018, the notional amount of the interest rate swap was $170.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of June 30, 2018, the notional amount of the interest rate swap was $95.0 million.

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

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	June 30, 2018	December 30, 2017	July 1, 2017
Interest rate swaps (short-term portion)	Other current assets / (Other accrued expenses)	$2,533	$900	$(56)
Interest rate swaps (long-term portion)	Other assets	5,871	4,252	3,105
Total net assets		$8,404	$5,152	$3,049

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (“AOCI”), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

Index

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	June 30, 2018	December 30, 2017	July 1, 2017
Beginning fiscal year AOCI balance	$3,358	$1,392	$1,392
Current fiscal period gain recognized in OCI	2,384	1,371	129
Reclassification of stranded tax effects to retained earnings (a)	—	595	—
Other comprehensive gain, net of tax	2,384	1,966	129
Ending fiscal period AOCI balance	$5,742	$3,358	$1,521
(a) AOCI for the period ended December 30, 2017 has been adjusted from previously reported amounts as a result of the adoption of ASU 2018-02 as discussed in Notes 1 and 12.

As of June 30, 2018, the estimated pre-tax portion of AOCI that is expected to be reclassified into earnings over the next twelve months is $2.5 million. Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended		Fiscal six months ended
	Financial Statement Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Effective portion of gains (losses) recognized in OCI during the period	Other comprehensive income (loss)	$737	$(250)	$3,205	$211
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	19	15	47	21

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended		Fiscal six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Income tax expense (benefit) of interest rate swaps on AOCI	$185	$(98)	$821	$82

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at June 30, 2018, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of June 30, 2018, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of June 30, 2018, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

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

Index

Dividends

During the first six months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On August 8, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on September 11, 2018, to stockholders of record as of the close of business on August 27, 2018.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $3 billion, exclusive of any fees, commissions, or other expenses related to such repurchases through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.5 million and 2.2 million shares of common stock under the share repurchase program for a total cost of $95.1 million and $133.6 million during the second quarters of fiscal 2018 and fiscal 2017, respectively.  The Company repurchased approximately 3.8 million shares under the share repurchase program during the first six months of both fiscal 2018 and fiscal 2017 for a total cost of $252.5 million and $248.1 million, respectively. As of June 30, 2018, the Company had remaining authorization under the share repurchase program of $0.62 billion, exclusive of any fees, commissions or other expenses.

Note 9 – Income Taxes:

The Company’s effective income tax rate decreased to 22.8% in the second quarter of fiscal 2018 compared to 37.0% for the second quarter of fiscal 2017. For the first six months of fiscal 2018, the effective income tax rate decreased to 22.3% compared to 36.6% for the first six months of fiscal 2017. The decrease for the second quarter and first six months of fiscal 2018 compared to the second quarter and first six months of fiscal 2017 was due primarily to the effect of the TCJA, which was signed into law in December 2017. In addition, income taxes were further reduced in the second quarter and first six months of fiscal 2018 by the realization of discrete federal and state tax credits.

Under the provisions of the TCJA, the U.S. corporate federal income tax rate decreased from 35% to 21% effective for tax years beginning after December 31, 2017. The Company made a reasonable estimate of the effects on our existing deferred tax balances as of December 30, 2017, and recognized a provisional expense amount of $4.9 million, which was included as a component of income tax expense from continuing operations for fiscal 2017. The Company will recognize any changes to this provisional amount as we refine our estimates of our cumulative temporary differences and interpretations of guidance related to the application of the TCJA.

Index

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 30, 2018, the Company had contractual commitments of approximately $30.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At June 30, 2018, there were $39.9 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months and six months ended June 30, 2018 and July 1, 2017:

	Fiscal three months ended		Fiscal six months ended
Product Category:	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Livestock and Pet	44%	45%	48%	48%
Seasonal, Gift and Toy Products	24	23	21	20
Hardware, Tools and Truck	21	21	21	21
Agriculture	6	6	4	5
Clothing and Footwear	5	5	6	6
Total	100%	100%	100%	100%

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

Index

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This update permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases,” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  These new leasing standards are effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company intends to adopt this guidance in the first quarter of fiscal 2019 using the optional transition method provided by

Index

ASU 2018-11. The Company is currently evaluating the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures but expects the guidance to have a material impact on its Consolidated Balance Sheet as a result of the requirement to recognize right-of-use assets and lease liabilities.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2017-12 require that an entity with cash flow or net investment hedges existing at the date of adoption apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to the opening balance of retained earnings as of the beginning of the fiscal year in which the entity adopts this guidance. The amended presentation and disclosure guidance should be adopted prospectively. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, including anticipated effects as a result of the U.S. Tax Cuts and Jobs Act (the “TCJA”), the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 30, 2018 and July 1, 2017

Net sales for the second quarter of fiscal 2018 increased 9.7% to $2.21 billion from $2.02 billion in the second quarter of fiscal 2017. Comparable store sales for the second quarter of fiscal 2018 were $2.13 billion, a 5.6% increase as compared to the second quarter of fiscal 2017. Comparable store sales increased 2.2% for the second quarter of fiscal 2017.

The comparable store sales results in the second quarter of fiscal 2018 included increases in comparable average ticket of 3.7% and transaction count of 1.8% compared to the prior year’s second quarter. The increase in comparable store sales was primarily driven by broad-based strength in everyday merchandise, along with robust growth across spring and summer seasonal categories. All merchandise categories delivered increased comparable store sales, as did all geographic regions. The increase in comparable average ticket resulted principally from strength in big ticket merchandise as well as the favorable impact of inflation.

In addition to comparable store sales growth in the second quarter of fiscal 2018, sales from stores open less than one year were $86.6 million in the second quarter of fiscal 2018, which represented 4.3 percentage points of the 9.7% increase over second quarter fiscal 2017 net sales. For the second quarter of fiscal 2017, sales from stores open less than one year were $119.6 million, which represented 6.5 percentage points of the 8.9% increase over second quarter fiscal 2016 net sales. Acquired Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

The following table summarizes our store growth for the fiscal three months ended June 30, 2018 and July 1, 2017:

	Fiscal three months ended
	June 30, 2018	July 1, 2017
Tractor Supply
Store count, beginning of period	1,700	1,617
New stores opened	25	14
Stores closed	—	(1)
Store count, end of period	1,725	1,630
Petsense
Store count, beginning of period	172	152
New stores opened	3	8
Stores closed	(1)	—
Store count, end of period	174	160
Consolidated store count, end of period	1,899	1,790

Stores relocated	2	1

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 30, 2018 and July 1, 2017:

	Fiscal three months ended
Product Category:	June 30, 2018	July 1, 2017
Livestock and Pet	44%	45%
Seasonal, Gift and Toy Products	24	23
Hardware, Tools and Truck	21	21
Agriculture	6	6
Clothing and Footwear	5	5
Total	100%	100%

Gross profit increased 9.2% to $769.4 million for the second quarter of fiscal 2018 from $704.7 million for the second quarter of fiscal 2017. As a percent of net sales, gross margin decreased 16 basis points to 34.8% for the second quarter of fiscal 2018 from 34.9% for the second quarter of fiscal 2017. The decline in gross margin resulted primarily from an increase in freight expense due to higher carrier rates and increased diesel fuel prices. Partially offsetting these items were the strength of the Company’s price management program and reduced promotional activity.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 11.0% to $496.0 million for the second quarter of fiscal 2018 from $446.8 million in the second quarter of fiscal 2017. As a percent of net sales, SG&A expenses increased 27 basis points to 22.4% in the second quarter of fiscal 2018 from 22.1% in the second quarter of fiscal 2017. The increase in SG&A as a percent of net sales was primarily attributable to higher incentive compensation from the strong year-over-year growth in comparable store sales and investments in infrastructure and technology to support the Company’s strategic long-term growth initiatives. These SG&A increases were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate decreased to 22.8% in the second quarter of fiscal 2018 compared to 37.0% for the second quarter of fiscal 2017. The decrease for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was due primarily to the effect of the TCJA, which was signed into law in December 2017. In addition, income taxes were further reduced in the second quarter of fiscal 2018 by the realization of discrete federal and state tax credits. The Company expects the full fiscal year 2018 effective tax rate to be in a range between 23.0% and 23.5%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2018 increased 29.0% to $207.3 million, or $1.69 per diluted share, as compared to net income of $160.6 million, or $1.25 per diluted share, for the second quarter of fiscal 2017.

Fiscal Six Months Ended June 30, 2018 and July 1, 2017

Net sales increased 8.8% to $3.90 billion for the first six months of fiscal 2018 from $3.58 billion for the first six months of fiscal 2017.  Comparable store sales for the first six months of fiscal 2018 were $3.75 billion, a 4.7% increase over the first six months of fiscal 2017. Fiscal 2018 contained one additional sales day when compared to the prior year as the Company was open on New Year’s Day for the first time, which is estimated to have positively impacted the comparable stores sales performance in the first six months of fiscal 2018 by approximately 28 basis points. Comparable store sales increased 0.2% for the first six months of fiscal 2017.

For the first six months of fiscal 2018, the strong comparable store sales growth was broad-based across all merchandise divisions and all geographic regions. The growth in comparable store sales was led by strength in everyday merchandise, including consumable, usable and edible products, along with strong demand for our winter seasonal products in the first quarter and robust growth in spring seasonal categories during the second quarter.

In addition to comparable store sales growth in the first six months of fiscal 2018, sales from stores open less than one year were $153.8 million for the first six months of fiscal 2018, which represented 4.3 percentage points of the 8.8% increase over the first six months of fiscal 2017 net sales. For the first six months of fiscal 2017, sales from stores open less than one year were $222.4 million, which represented 6.7 percentage points of the 7.9% increase over the first six months of fiscal 2016 net sales. Acquired Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

Index

The following table summarizes our store growth for the fiscal six months ended June 30, 2018 and July 1, 2017:

	Fiscal six months ended
	June 30, 2018	July 1, 2017
Tractor Supply
Store count, beginning of period	1,685	1,595
New stores opened	40	38
Stores closed	—	(3)
Store count, end of period	1,725	1,630
Petsense
Store count, beginning of period	168	143
New stores opened	7	17
Stores closed	(1)	—
Store count, end of period	174	160
Consolidated store count, end of period	1,899	1,790

Stores relocated	2	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 30, 2018 and July 1, 2017:

	Fiscal six months ended
Product Category:	June 30, 2018	July 1, 2017
Livestock and Pet	48%	48%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	21	20
Clothing and Footwear	6	6
Agriculture	4	5
Total	100%	100%

Gross profit increased 9.0% to $1.33 billion for the first six months of fiscal 2018 from $1.22 billion in the first six months of fiscal 2017.  As a percent of net sales, gross margin increased seven basis points to 34.2% for the first six months of fiscal 2018 compared to 34.1% for the comparable period in fiscal 2017. The increase in gross margin was driven by the strength of the Company’s price management program, strong sell through of winter and spring seasonal merchandise and reduced promotional activity, partially offset by an increase in freight expense due to higher carrier rates and increased diesel fuel prices.

Total SG&A expenses, including depreciation and amortization, increased 11.1% to $964.9 million in the first six months of fiscal 2018 from $868.6 million in the first six months of fiscal 2017.  As a percent of net sales, SG&A expenses increased 51 basis points to 24.8% in the first six months of fiscal 2018 from 24.2% in the first six months of fiscal 2017.  SG&A expenses increased as a percentage of net sales due principally to higher incentive compensation from the strong year-over-year growth in comparable store sales, investments in team member wages at both the stores and distribution centers, and investments in infrastructure and technology to support the Company’s strategic long-term growth initiatives. These SG&A increases as a percent of net sales were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

For the first six months of fiscal 2018, the effective income tax rate decreased to 22.3% compared to 36.6% for the first six months of fiscal 2017.  The decrease for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was due primarily to the effect of the TCJA, which was signed into law in December 2017. In addition, income taxes were further reduced in the first six months of fiscal 2018 by the realization of discrete federal and state tax credits. The Company expects the full fiscal year 2018 effective tax rate to be in a range between 23.0% and 23.5%.

As a result of the foregoing factors, net income for the first six months of fiscal 2018 increased 26.1% to $278.7 million compared to $221.0 million in the first six months of fiscal 2017.  Net income per diluted share for the first six months of fiscal 2018 increased to $2.25 from $1.70 in the first six months of fiscal 2017.

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

Working Capital

At June 30, 2018, the Company had working capital of $869.2 million, which increased $63.0 million from December 30, 2017, and increased $45.2 million from July 1, 2017.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 30, 2018	December 30, 2017	Variance	July 1, 2017	Variance
Current assets:
Cash and cash equivalents	$70.0	$109.1	$(39.1)	$67.8	$2.2
Inventories	1,632.3	1,453.2	179.1	1,468.3	164.0
Prepaid expenses and other current assets	103.3	88.3	15.0	90.4	12.9
Income taxes receivable	5.1	4.8	0.3	4.0	1.1
Total current assets	1,810.7	1,655.4	155.3	1,630.5	180.2
Current liabilities:
Accounts payable	649.7	576.6	73.1	510.8	138.9
Accrued employee compensation	22.8	31.6	(8.8)	14.3	8.5
Other accrued expenses	205.3	201.7	3.6	184.9	20.4
Current portion of long-term debt	25.0	25.0	—	20.0	5.0
Current portion of capital lease obligations	3.7	3.5	0.2	3.4	0.3
Income taxes payable	35.0	10.8	24.2	73.1	(38.1)
Total current liabilities	941.5	849.2	92.3	806.5	135.0
Working capital	$869.2	$806.2	$63.0	$824.0	$45.2

In comparison to December 30, 2017, working capital as of June 30, 2018, was impacted most significantly by changes in inventories, accounts payable, cash and income taxes payable.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store principally due to normal seasonal patterns.

•
The decrease in cash is primarily due to the repurchase of common stock, capital expenditures and quarterly cash dividends, partially offset by cash provided by operations and incremental borrowings under our existing debt facilities.

•	The increase in income taxes payable is due to the timing of tax payments.

In comparison to July 1, 2017, working capital as of June 30, 2018 was impacted most significantly by changes in inventories, accounts payable and income taxes payable.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth. Additionally, average inventory per store increased slightly due to commodity inflation and increased

Index

in-stock positions in select inventory categories. Accounts payable increased at a higher proportional rate than the increase in inventory which was due principally to the timing of payments.

•	The decrease in income taxes payable is due to the timing of payments and a reduced year-over-year tax liability stemming from the impacts of the TCJA.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 30, 2018	December 30, 2017	July 1, 2017
Senior Notes	$150.0	$150.0	$—
Senior Credit Facility:
February 2016 Term Loan	170.0	180.0	185.0
June 2017 Term Loan	95.0	97.5	100.0
Revolving credit loans	128.0	—	170.0
Total outstanding borrowings	543.0	427.5	455.0
Less: unamortized debt issuance costs	(1.6)	(1.4)	(1.3)
Total debt	541.4	426.1	453.7
Less: current portion of long-term debt	(25.0)	(25.0)	(20.0)
Long-term debt	$516.4	$401.1	$433.7

Outstanding letters of credit	$39.9	$39.6	$44.3

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $274.0 million and $227.5 million in the first six months of fiscal 2018 and fiscal 2017, respectively.  The $46.5 million increase in net cash provided by operating activities in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 is due to changes in the following operating activities (in millions):

	Fiscal six months ended
	June 30, 2018	July 1, 2017	Variance
Net income	$278.7	$221.0	$57.7
Depreciation and amortization	86.4	80.8	5.6
Share-based compensation expense	16.4	15.1	1.3
Deferred income taxes	(2.3)	(7.7)	5.4
Inventories and accounts payable	(106.0)	(107.3)	1.3
Prepaid expenses and other current assets	(15.1)	0.1	(15.2)
Accrued expenses	(12.8)	(44.9)	32.1
Income taxes	23.9	67.3	(43.4)
Other, net	4.8	3.1	1.7
Net cash provided by operating activities	$274.0	$227.5	$46.5

The $46.5 million increase in net cash provided by operating activities in the first six months of fiscal 2018 compared with the first six months of fiscal 2017 resulted principally from incremental profitability, partially offset by the net impact of changes in our operating assets and liabilities which fluctuated due primarily to the timing of payments.

Index

Investing Activities

Investing activities used cash of $116.4 million and $85.8 million in the first six months of fiscal 2018 and fiscal 2017, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures and a net reduction in cash proceeds from the sale of property and equipment of $10.5 million in the first six months of fiscal 2018 compared to fiscal 2017. Capital expenditures for the first six months of fiscal 2018 and fiscal 2017 were as follows (in millions):

	Fiscal six months ended
	June 30, 2018	July 1, 2017
Information technology	$38.5	$34.3
Distribution center capacity and improvements	33.8	6.3
New and relocated stores and stores not yet opened	32.8	35.2
Existing stores	11.5	20.7
Corporate and other	0.1	0.1
Total capital expenditures	$116.7	$96.6

The spending on information technology represents continued support of our store growth and our omni-channel platform, as well as improvements in security and compliance, enhancements to our customer relationship management program and other strategic initiatives.

Spending for distribution center capacity and improvements increased due to the expansion of our distribution center in Waverly, Nebraska, which was completed in the first quarter of fiscal 2018, and the ongoing construction of a new northeast distribution center in Frankfort, New York, which is expected to be operational by the first quarter of fiscal 2019.

In the first six months of fiscal 2018, the Company opened 40 new Tractor Supply stores compared to 38 new Tractor Supply stores during the first six months of fiscal 2017. The Company also opened seven new Petsense stores during the first six months of fiscal 2018, compared to 17 new Petsense stores during the first six months of fiscal 2017. We expect to open approximately 80 new Tractor Supply stores during fiscal 2018 compared to 101 new Tractor Supply stores in fiscal 2017. We also expect to open approximately 20 new Petsense stores during fiscal 2018 compared to 25 new Petsense stores in fiscal 2017. The reduction in new store openings in fiscal 2018 compared to fiscal 2017 principally reflects a shift in capital allocation toward investments in information technology and supply chain infrastructure to support our strategic long-term growth initiatives.

The decrease in capital expenditures related to existing stores is due to the cycling of spend related to our investment in the chain-wide LED lighting retrofit initiative which was completed in fiscal 2017.

Financing Activities

Financing activities used net cash of $196.8 million and $127.8 million in the first six months of fiscal 2018 and fiscal 2017, respectively. The $69.0 million change in net cash from financing activities in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 is due to changes in the following financing activities (in millions):

	Fiscal six months ended
	June 30, 2018	July 1, 2017	Variance
Net borrowings and repayments under debt facilities	$115.5	$180.0	$(64.5)
Repurchase of common stock	(252.5)	(248.1)	(4.4)
Net proceeds from issuance of common stock	14.3	7.8	6.5
Cash dividends paid to stockholders	(71.4)	(65.9)	(5.5)
Other, net	(2.7)	(1.6)	(1.1)
Net cash used in financing activities	$(196.8)	$(127.8)	$(69.0)

The $69.0 million change in net cash from financing activities in the first six months of fiscal 2018 compared with the first six months of fiscal 2017 is due to a decrease in borrowings, net of repayments, under our debt facilities.

Index

Dividends

During the first six months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On August 8, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on September 11, 2018, to stockholders of record as of the close of business on August 27, 2018.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $3 billion, exclusive of any fees, commissions or other expenses related to such repurchases, through December 31, 2020. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice.

The Company repurchased approximately 1.5 million and 2.2 million shares of common stock under the share repurchase program for a total cost of $95.1 million and $133.6 million during the second quarters of fiscal 2018 and fiscal 2017, respectively.  The Company repurchased approximately 3.8 million shares under the share repurchase program during the first six months of both fiscal 2018 and fiscal 2017 for a total cost of $252.5 million and $248.1 million, respectively. As of June 30, 2018, the Company had remaining authorization under the share repurchase program of $0.62 billion, exclusive of any fees, commissions or other expenses.

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

Significant Contractual Obligations and Commercial Commitments

At June 30, 2018, the Company had contractual commitments of approximately $30.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

At June 30, 2018, there were $39.9 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2018.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.7 million and $0.8 million in the three months ended June 30, 2018 and July 1, 2017, respectively, and $1.0 million and $1.6 million in the six months ended June 30, 2018 and July 1, 2017, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 30, 2018.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 28, 2018	1,040,000	$61.08	1,040,000	$648,765,946
April 29, 2018 - May 26, 2018	250,000	69.58	250,000	631,374,262
May 27, 2018 - June 30, 2018	187,200	75.66	187,200	617,214,452
Total	1,477,200	$64.37	1,477,200	$617,214,452

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

Exhibit

10.1
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, Commission File No. 000-23314, and incorporated herein by reference).

10.2*	Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.3*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.4*	Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan.+
31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2018, filed with the Securities and Exchange Commission on August 9, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2018, December 30, 2017 and July 1, 2017, (ii) the Condensed Consolidated Statements of Income for the fiscal three and six months ended June 30, 2018 and July 1, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and six months ended June 30, 2018 and July 1, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal six months ended June 30, 2018 and July 1, 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith
+    Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 9, 2018	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)