Form 10-Q
period 2018-09-29
TRACTOR SUPPLY CO /DE/
filed 2018-11-08
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 27, 2018
Common Stock, $.008 par value	122,068,054

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 29, 2018, December 30, 2017 and September 30, 2017	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 29, 2018 and September 30, 2017	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 29, 2018 and September 30, 2017	5
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 29, 2018 and September 30, 2017	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II.	Other Information	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signature		29

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 29, 2018	December 30, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$71,302	$109,148	$70,046
Inventories	1,737,273	1,453,208	1,591,555
Prepaid expenses and other current assets	109,478	88,252	75,618
Income taxes receivable	23,655	4,760	4,776
Total current assets	1,941,708	1,655,368	1,741,995
Property and equipment:
Land	100,250	99,336	99,323
Buildings and improvements	1,096,222	1,037,730	1,013,937
Furniture, fixtures and equipment	632,985	605,957	593,329
Computer software and hardware	334,497	266,898	259,508
Construction in progress	117,454	83,816	56,006
Property and equipment, gross	2,281,408	2,093,737	2,022,103
Accumulated depreciation and amortization	(1,169,359)	(1,049,234)	(1,025,266)
Property and equipment, net	1,112,049	1,044,503	996,837
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	13,485	18,494	40,592
Other assets	29,200	25,912	24,435
Total assets	$3,220,934	$2,868,769	$2,928,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,672	$576,568	$609,883
Accrued employee compensation	51,673	31,673	34,497
Other accrued expenses	209,199	201,656	186,037
Current portion of long-term debt	26,250	25,000	22,500
Current portion of capital lease obligations	3,747	3,545	3,545
Income taxes payable	—	10,772	15,732
Total current liabilities	974,541	849,214	872,194
Long-term debt	547,505	401,069	487,228
Capital lease obligations, less current maturities	29,690	32,617	33,509
Deferred rent	108,487	105,906	104,617
Other long-term liabilities	65,414	61,290	59,402
Total liabilities	1,725,637	1,450,096	1,556,950
Stockholders’ equity:
Preferred stock, $1.00 par value; 40 shares authorized; no shares issued	—	—	—
Common stock, $0.008 par value; 400,000 shares authorized at September 29, 2018, December 30, 2017 and September 30, 2017; 171,488, 170,375 and 170,232 shares issued; 122,120, 125,303 and 125,853 shares outstanding at September 29, 2018, December 30, 2017 and September 30, 2017, respectively	1,372	1,363	1,362
Additional paid-in capital	793,090	716,228	703,292
Treasury stock – at cost, 49,368, 45,072 and 44,379 shares at September 29, 2018, December 30, 2017 and September 30, 2017, respectively	(2,420,106)	(2,130,901)	(2,088,145)
Accumulated other comprehensive income	5,969	3,358	1,557
Retained earnings	3,114,972	2,828,625	2,753,335
Total stockholders’ equity	1,495,297	1,418,673	1,371,401
Total liabilities and stockholders’ equity	$3,220,934	$2,868,769	$2,928,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$1,881,625	$1,721,704	$5,777,775	$5,303,544
Cost of merchandise sold	1,228,493	1,121,248	3,791,580	3,480,177
Gross profit	653,132	600,456	1,986,195	1,823,367
Selling, general and administrative expenses	454,998	410,276	1,333,457	1,198,126
Depreciation and amortization	44,986	41,927	131,383	122,701
Operating income	153,148	148,253	521,355	502,540
Interest expense, net	4,460	3,752	13,906	9,621
Income before income taxes	148,688	144,501	507,449	492,919
Income tax expense	31,904	52,605	111,943	180,063
Net income	$116,784	$91,896	$395,506	$312,856

Net income per share – basic	$0.96	$0.73	$3.22	$2.44
Net income per share – diluted	$0.95	$0.72	$3.20	$2.43

Weighted average shares outstanding:
Basic	121,876	126,416	122,818	128,293
Diluted	122,761	126,919	123,570	128,910

Dividends declared per common share outstanding	$0.31	$0.27	$0.89	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$116,784	$91,896	$395,506	$312,856

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	227	36	2,611	165
Total other comprehensive income	227	36	2,611	165
Total comprehensive income	$117,011	$91,932	$398,117	$313,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$395,506	$312,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,383	122,701
(Gain) / loss on disposition of property and equipment	(285)	509
Share-based compensation expense	22,787	22,931
Deferred income taxes	5,009	4,626
Change in assets and liabilities:
Inventories	(284,065)	(221,899)
Prepaid expenses and other current assets	(21,226)	14,939
Accounts payable	107,104	90,361
Accrued employee compensation	20,000	9,251
Other accrued expenses	667	(33,259)
Income taxes	(29,667)	9,154
Other	6,206	8,792
Net cash provided by operating activities	353,419	340,962
Cash flows from investing activities:
Capital expenditures	(193,693)	(152,040)
Proceeds from sale of property and equipment	2,029	10,880
Net cash used in investing activities	(191,664)	(141,160)
Cash flows from financing activities:
Borrowings under debt facilities	968,500	1,010,000
Repayments under debt facilities	(820,750)	(773,750)
Debt issuance costs	(346)	(599)
Principal payments under capital lease obligations	(2,725)	(1,554)
Repurchase of shares to satisfy tax obligations	(622)	(771)
Repurchase of common stock	(289,205)	(326,647)
Net proceeds from issuance of common stock	54,706	9,619
Cash dividends paid to stockholders	(109,159)	(99,970)
Net cash used in financing activities	(199,601)	(183,672)
Net change in cash and cash equivalents	(37,846)	16,130
Cash and cash equivalents at beginning of period	109,148	53,916
Cash and cash equivalents at end of period	$71,302	$70,046

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,445	$8,010
Income taxes	137,041	166,027

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$—	$11,395
Non-cash accruals for construction in progress	15,521	15,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 29, 2018, the Company operated a total of 1,929 retail stores in 49 states (1,748 Tractor Supply and Del’s retail stores and 181 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables and trade payables approximate current fair value at each balance sheet date. The Company had $575.3 million in borrowings under its debt facilities (as discussed in Note 5) at September 29, 2018, $427.5 million in borrowings at December 30, 2017, and $511.3 million in borrowings at September 30, 2017. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was an $8.7 million asset at September 29, 2018, a $5.2 million asset at December 30, 2017 and a $3.1 million asset at September 30, 2017.

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

Index

In fiscal 2018 and 2017, there were no significant modifications to the Company’s share-based compensation plans prior to May 10, 2018, when the Company’s shareholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”) replacing the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan. The maximum number of shares of common stock with respect to which awards may be granted under the 2018 Plan is 12,562,318. Under our 2018 Plan, awards may be granted to officers, non-employee directors, other employees and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant and certain awards will vest only upon established performance conditions being met.

For the third quarters of fiscal 2018 and 2017, share-based compensation expense was $6.4 million and $7.9 million, respectively, and $22.8 million and $22.9 million for the first nine months of fiscal 2018 and 2017, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2018 and 2017:

	Fiscal nine months ended
	September 29, 2018	September 30, 2017
Stock options granted	691,086	1,619,280
Weighted average exercise price	$67.72	$72.16
Weighted average grant date fair value per option	$14.99	$14.57

As of September 29, 2018, total unrecognized compensation expense related to non-vested stock options was approximately $15.5 million with a remaining weighted average expense recognition period of 1.7 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2018 and 2017:

	Fiscal nine months ended
	September 29, 2018	September 30, 2017
Restricted stock units granted	306,338	85,049
Performance-based restricted share units granted	41,310	—
Weighted average grant date fair value per share	$63.73	$66.34

In fiscal 2018, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals. If the performance targets are achieved, the units will be issued based on the achievement level and the grant date fair value and vest on a pro rata basis over a three-year period.

As of September 29, 2018, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $17.0 million with a remaining weighted average expense recognition period of 2.2 years.

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

	Fiscal three months ended			Fiscal three months ended
	September 29, 2018			September 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$116,784	121,876	$0.96	$91,896	126,416	$0.73
Dilutive effect of share-based awards	—	885	(0.01)	—	503	(0.01)
Diluted net income per share:	$116,784	122,761	$0.95	$91,896	126,919	$0.72

	Fiscal nine months ended			Fiscal nine months ended
	September 29, 2018			September 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$395,506	122,818	$3.22	$312,856	128,293	$2.44
Dilutive effect of share-based awards	—	752	(0.02)	—	617	(0.01)
Diluted net income per share:	$395,506	123,570	$3.20	$312,856	128,910	$2.43

Anti-dilutive stock options excluded from the above calculations totaled approximately 1.8 million and 4.1 million shares for the three months ended September 29, 2018 and September 30, 2017, respectively, and 3.4 million and 3.9 million shares for the fiscal nine months ended September 29, 2018 and September 30, 2017, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 29, 2018	December 30, 2017	September 30, 2017
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	165.0	180.0	182.5
June 2017 Term Loan	93.8	97.5	98.8
Revolving credit loans	166.5	—	80.0
Total outstanding borrowings	575.3	427.5	511.3
Less: unamortized debt issuance costs	(1.5)	(1.4)	(1.6)
Total debt	573.8	426.1	509.7
Less: current portion of long-term debt	(26.3)	(25.0)	(22.5)
Long-term debt	$547.5	$401.1	$487.2

Outstanding letters of credit	$36.7	$39.6	$41.6

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.250% at September 29, 2018) or the London Inter-Bank Offer Rate (“LIBOR”) (2.261% at September 29, 2018) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 29, 2018), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at September 29, 2018), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.250% at September 29, 2018) or LIBOR (2.261% at September 29, 2018) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of September 29, 2018, the Company was in compliance with all debt covenants.

Index

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of September 29, 2018, the notional amount of the interest rate swap was $165.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of September 29, 2018, the notional amount of the interest rate swap was $93.8 million.

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

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	September 29, 2018	December 30, 2017	September 30, 2017
Interest rate swaps (short-term portion)	Other current assets	$2,735	$900	$194
Interest rate swaps (long-term portion)	Other assets	5,991	4,252	2,940
Total net assets		$8,726	$5,152	$3,134

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (“AOCI”), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

Index

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 29, 2018	December 30, 2017	September 30, 2017
Beginning fiscal year AOCI balance	$3,358	$1,392	$1,392
Current fiscal period gain recognized in OCI	2,611	1,371	165
Reclassification of stranded tax effects to retained earnings (a)	—	595	—
Other comprehensive gain, net of tax	2,611	1,966	165
Ending fiscal period AOCI balance	$5,969	$3,358	$1,557
(a) AOCI for the period ended December 30, 2017 has been adjusted from previously reported amounts as a result of the adoption of ASU 2018-02 as discussed in Notes 1 and 12.

Cash flows related to the interest rate swaps are included in operating activities on the condensed consolidated statements of cash flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended		Fiscal nine months ended
	Financial Statement Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$306	$59	$3,511	$270
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	16	25	63	46

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended		Fiscal nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Income tax expense of interest rate swaps on AOCI	$79	$23	$900	$105

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e. the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at September 29, 2018, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of September 29, 2018, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of September 29, 2018, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

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

Index

Dividends

During the first nine months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On November 7, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on December 11, 2018, to stockholders of record as of the close of business on November 26, 2018.

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

The Company repurchased approximately 0.5 million and 1.4 million shares of common stock under the share repurchase program for a total cost of $36.7 million and $78.5 million during the third quarters of fiscal 2018 and fiscal 2017, respectively.  During the first nine months of fiscal 2018 and fiscal 2017, the Company repurchased 4.3 million and 5.2 million shares under the share repurchase program for a total cost of $289.2 million and $326.6 million, respectively. As of September 29, 2018, the Company had remaining authorization under the share repurchase program of $580.6 million, exclusive of any fees, commissions or other expenses.

Note 9 – Income Taxes:

The Company’s effective income tax rate decreased to 21.5% in the third quarter of fiscal 2018 compared to 36.4% for the third quarter of fiscal 2017. The decrease was primarily due to the effect of the TCJA, which was signed into law in December 2017 and, to a lesser extent, an incremental tax benefit associated with share-based compensation compared to the third quarter of 2017.

For the first nine months of fiscal 2018, the Company’s effective income tax rate decreased to 22.1% compared to 36.5% for the first nine months of fiscal 2017. The decrease in the effective income tax rate was primarily due to the effect of the TCJA. In addition, income taxes were further reduced by the realization of discrete federal and state tax credits and an incremental tax benefit associated with share-based compensation.

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

Index

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 29, 2018, the Company had contractual commitments of approximately $20.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At September 29, 2018, there were $36.7 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months and nine months ended September 29, 2018 and September 30, 2017:

	Fiscal three months ended		Fiscal nine months ended
Product Category:	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Livestock and Pet	49%	48%	48%	48%
Hardware, Tools and Truck	22	24	21	22
Seasonal, Gift and Toy Products	18	17	20	19
Clothing and Footwear	6	6	6	6
Agriculture	5	5	5	5
Total	100%	100%	100%	100%

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its Consolidated Financial Statements and related disclosures.

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, including anticipated effects as a result of the TCJA, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 29, 2018 and September 30, 2017

Net sales for the third quarter of fiscal 2018 increased 9.3% to $1.88 billion from $1.72 billion in the third quarter of fiscal 2017. Comparable store sales for the third quarter of fiscal 2018 were $1.81 billion, a 5.1% increase as compared to the third quarter of fiscal 2017. Comparable store sales increased 6.6% for the third quarter of fiscal 2017.

The comparable store sales results in the third quarter of fiscal 2018 included increases in comparable average ticket of 3.6% and comparable transaction count of 1.4%. The increase in comparable store sales was primarily driven by broad-based strength in everyday merchandise, along with robust growth across spring and summer seasonal categories. All merchandise categories delivered increased comparable store sales, as did all geographic regions.

In addition to comparable store sales growth in the third quarter of fiscal 2018, sales from stores open less than one year were $75.6 million in the third quarter of fiscal 2018, which represented 4.4 percentage points of the 9.3% increase over third quarter fiscal 2017 net sales. For the third quarter of fiscal 2017, sales from stores open less than one year were $99.3 million, which represented 6.4 percentage points of the 11.6% increase over third quarter fiscal 2016 net sales. Acquired Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

The following table summarizes our store growth for the fiscal three months ended September 29, 2018 and September 30, 2017:

	Fiscal three months ended
	September 29, 2018	September 30, 2017
Tractor Supply
Store count, beginning of period	1,725	1,630
New stores opened	23	36
Stores closed	—	(1)
Store count, end of period	1,748	1,665
Petsense
Store count, beginning of period	174	160
New stores opened	7	2
Stores closed	—	—
Store count, end of period	181	162
Consolidated store count, end of period	1,929	1,827

Stores relocated	—	1

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 29, 2018 and September 30, 2017:

	Fiscal three months ended
Product Category:	September 29, 2018	September 30, 2017
Livestock and Pet	49%	48%
Hardware, Tools and Truck	22	24
Seasonal, Gift and Toy Products	18	17
Clothing and Footwear	6	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 8.8% to $653.1 million for the third quarter of fiscal 2018 from $600.5 million for the third quarter of fiscal 2017. As a percent of net sales, gross margin decreased 16 basis points to 34.7% for the third quarter of fiscal 2018 from 34.9% for the third quarter of fiscal 2017. The slight decline in gross margin resulted primarily from an increase in freight expense due to higher carrier rates and increased diesel fuel prices, partially offset by the strength of the Company’s price management program.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 10.6% to $500.0 million for the third quarter of fiscal 2018 from $452.2 million in the third quarter of fiscal 2017. As a percent of net sales, SG&A expenses increased 31 basis points to 26.6% in the third quarter of fiscal 2018 from 26.3% in the third quarter of fiscal 2017. The increase in SG&A as a percent of net sales was primarily attributable to higher incentive compensation from the strong year-over-year growth in comparable store sales, along with planned investments across infrastructure, labor wages and technology to support the Company’s strategic long-term growth initiatives. These SG&A increases were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate decreased to 21.5% in the third quarter of fiscal 2018 compared to 36.4% for the third quarter of fiscal 2017. The decrease for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was due primarily to the effect of the TCJA, which was signed into law in December 2017 and, to a lesser extent, an incremental tax benefit associated with share-based compensation compared to the third quarter of 2017. The Company expects the full fiscal year 2018 effective tax rate to be in a range between 22.3% and 22.5%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2018 increased 27.1% to $116.8 million, or $0.95 per diluted share, as compared to net income of $91.9 million, or $0.72 per diluted share, for the third quarter of fiscal 2017.

Fiscal Nine Months Ended September 29, 2018 and September 30, 2017

Net sales increased 8.9% to $5.78 billion for the first nine months of fiscal 2018 from $5.30 billion for the first nine months of fiscal 2017.  Comparable store sales for the first nine months of fiscal 2018 were $5.56 billion, a 4.9% increase over the first nine months of fiscal 2017. Fiscal 2018 contained one additional sales day when compared to the prior year as the Company was open on New Year’s Day for the first time, which is estimated to have positively impacted the comparable stores sales performance in the first nine months of fiscal 2018 by approximately 20 basis points. Comparable store sales increased 2.2% for the first nine months of fiscal 2017.

For the first nine months of fiscal 2018, the strong comparable store sales growth was broad-based across all merchandise divisions and all geographic regions. The growth in comparable store sales was led by strength in everyday merchandise, including consumable, usable and edible products, along with strong demand for winter merchandise in the first quarter and robust growth in spring and summer seasonal categories during the second and third quarters.

In addition to comparable store sales growth in the first nine months of fiscal 2018, sales from stores open less than one year were $229.4 million for the first nine months of fiscal 2018, which represented 4.3 percentage points of the 8.9% increase over the first nine months of fiscal 2017 net sales. For the first nine months of fiscal 2017, sales from stores open less than one year were $321.7 million, which represented 6.6 percentage points of the 9.1% increase over the first nine months of fiscal 2016 net sales. Acquired Petsense stores are considered comparable beginning in the fourth quarter of fiscal 2017.

Index

The following table summarizes our store growth for the fiscal nine months ended September 29, 2018 and September 30, 2017:

	Fiscal nine months ended
	September 29, 2018	September 30, 2017
Tractor Supply
Store count, beginning of period	1,685	1,595
New stores opened	63	74
Stores closed	—	(4)
Store count, end of period	1,748	1,665
Petsense
Store count, beginning of period	168	143
New stores opened	14	19
Stores closed	(1)	—
Store count, end of period	181	162
Consolidated store count, end of period	1,929	1,827

Stores relocated	2	2

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 29, 2018 and September 30, 2017:

	Fiscal nine months ended
Product Category:	September 29, 2018	September 30, 2017
Livestock and Pet	48%	48%
Hardware, Tools and Truck	21	22
Seasonal, Gift and Toy Products	20	19
Clothing and Footwear	6	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 8.9% to $1.99 billion for the first nine months of fiscal 2018 from $1.82 billion in the first nine months of fiscal 2017.  As a percent of net sales, gross margin remained flat at 34.4% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. Improvements in gross margin from strength in the Company’s price management program, strong sell through of seasonal merchandise and reduced promotional activity were offset by an increase in freight expense due to higher carrier rates and increased diesel fuel prices.

Total SG&A expenses, including depreciation and amortization, increased 10.9% to $1.46 billion in the first nine months of fiscal 2018 from $1.32 billion in the first nine months of fiscal 2017.  As a percent of net sales, SG&A expenses increased 45 basis points to 25.4% in the first nine months of fiscal 2018 from 24.9% in the first nine months of fiscal 2017.  SG&A expenses increased as a percentage of net sales due principally to higher incentive compensation from the strong year-over-year growth in comparable store sales, along with planned investments in infrastructure, technology and team member wages at both the stores and distribution centers, to support the Company’s strategic long-term growth initiatives. These SG&A increases as a percent of net sales were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

For the first nine months of fiscal 2018, the effective income tax rate decreased to 22.1% compared to 36.5% for the first nine months of fiscal 2017.  The decrease for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was due primarily to the effect of the TCJA, which was signed into law in December 2017. In addition, income taxes were further reduced by the realization of discrete federal and state tax credits and an incremental tax benefit associated with share-based compensation. The Company expects the full fiscal year 2018 effective tax rate to be in a range between 22.3% and 22.5%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2018 increased 26.4% to $395.5 million compared to $312.9 million in the first nine months of fiscal 2017.  Net income per diluted share for the first nine months of fiscal 2018 increased to $3.20 from $2.43 in the first nine months of fiscal 2017.

Index

Forward Outlook Associated with the Impact of Tariffs

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, the current political landscape in the U.S. has introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. In fiscal 2018, multiple levels of tariffs have either been enacted or proposed. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain affected by the implementation of tariffs. While the Company expects there to be minimal financial impact on our fiscal 2018 results of operations, it is more difficult to assess the potential impact in fiscal 2019 and beyond to products that we buy from foreign vendors or domestic vendors with global supply chains. We continue to monitor updates and we are actively working to mitigate such pressures through various merchandising efforts, including vendor negotiations, seeking alternative sourcing options and adjusting retail selling prices. However, there can be no assurance that we will be successful in whole or in part at mitigating the impact of any current or future tariffs. As such, the continued uncertainty surrounding the imposition of current and future tariffs by the U.S. government could have a material impact on our business, results of operations and financial condition.

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

Working Capital

At September 29, 2018, the Company had working capital of $967.2 million, which increased $161.0 million from December 30, 2017, and increased $97.4 million from September 30, 2017.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 29, 2018	December 30, 2017	Variance	September 30, 2017	Variance
Current assets:
Cash and cash equivalents	$71.3	$109.1	$(37.8)	$70.0	$1.3
Inventories	1,737.3	1,453.2	284.1	1,591.6	145.7
Prepaid expenses and other current assets	109.5	88.3	21.2	75.6	33.9
Income taxes receivable	23.6	4.8	18.8	4.8	18.8
Total current assets	1,941.7	1,655.4	286.3	1,742.0	199.7
Current liabilities:
Accounts payable	683.7	576.6	107.1	609.9	73.8
Accrued employee compensation	51.6	31.6	20.0	34.5	17.1
Other accrued expenses	209.2	201.7	7.5	186.0	23.2
Current portion of long-term debt	26.3	25.0	1.3	22.5	3.8
Current portion of capital lease obligations	3.7	3.5	0.2	3.6	0.1
Income taxes payable	—	10.8	(10.8)	15.7	(15.7)
Total current liabilities	974.5	849.2	125.3	872.2	102.3
Working capital	$967.2	$806.2	$161.0	$869.8	$97.4

Index

In comparison to December 30, 2017, working capital as of September 29, 2018, was impacted most significantly by changes in inventories, accounts payable, cash and income taxes.

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

•	The change in income taxes is due to the timing of payments.

In comparison to September 30, 2017, working capital as of September 29, 2018 was impacted most significantly by changes in inventories, accounts payable and income taxes.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth. Additionally, average inventory per store increased slightly due to commodity inflation, timing of inventory receipts in select merchandise categories and increased inventory in certain high-turn product categories to support sales patterns. Accounts payable increased at a higher proportional rate than inventory which was due principally to the timing of payments.

•	The change in income taxes is due to the timing of payments.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 29, 2018	December 30, 2017	September 30, 2017
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	165.0	180.0	182.5
June 2017 Term Loan	93.8	97.5	98.8
Revolving credit loans	166.5	—	80.0
Total outstanding borrowings	575.3	427.5	511.3
Less: unamortized debt issuance costs	(1.5)	(1.4)	(1.6)
Total debt	573.8	426.1	509.7
Less: current portion of long-term debt	(26.3)	(25.0)	(22.5)
Long-term debt	$547.5	$401.1	$487.2

Outstanding letters of credit	$36.7	$39.6	$41.6

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Index

Operating Activities

Operating activities provided net cash of $353.4 million and $341.0 million in the first nine months of fiscal 2018 and fiscal 2017, respectively.  The $12.4 million increase in net cash provided by operating activities in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 is due to changes in the following operating activities (in millions):

	Fiscal nine months ended
	September 29, 2018	September 30, 2017	Variance
Net income	$395.5	$312.9	$82.6
Depreciation and amortization	131.4	122.7	8.7
Share-based compensation expense	22.8	22.9	(0.1)
Deferred income taxes	5.0	4.6	0.4
Inventories and accounts payable	(177.0)	(131.5)	(45.5)
Prepaid expenses and other current assets	(21.2)	14.9	(36.1)
Accrued expenses	20.7	(24.0)	44.7
Income taxes	(29.7)	9.2	(38.9)
Other, net	5.9	9.3	(3.4)
Net cash provided by operating activities	$353.4	$341.0	$12.4

The $12.4 million increase in net cash provided by operating activities in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 resulted principally from incremental profitability, partially offset by the increase in inventory, net of accounts payable, to support new store growth and the timing of income tax payments.

Investing Activities

Investing activities used cash of $191.7 million and $141.2 million in the first nine months of fiscal 2018 and fiscal 2017, respectively. The increase in cash used for investing activities primarily reflects an increase in capital expenditures and a net reduction in cash proceeds from the sale of property and equipment of $8.9 million in the first nine months of fiscal 2018 compared to fiscal 2017. Capital expenditures for the first nine months of fiscal 2018 and fiscal 2017 were as follows (in millions):

	Fiscal nine months ended
	September 29, 2018	September 30, 2017
Information technology	$62.4	$49.1
Distribution center capacity and improvements	53.2	12.6
New and relocated stores and stores not yet opened	52.1	59.5
Existing stores	25.8	30.7
Corporate and other	0.2	0.1
Total capital expenditures	$193.7	$152.0

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

In the first nine months of fiscal 2018, the Company opened 63 new Tractor Supply stores compared to 74 new Tractor Supply stores during the first nine months of fiscal 2017. The Company also opened 14 new Petsense stores during the first nine months of fiscal 2018 compared to 19 new Petsense stores during the first nine months of fiscal 2017. We expect to open approximately 80 new Tractor Supply stores during fiscal 2018 compared to 101 new Tractor Supply stores in fiscal 2017. We also expect to

Index

open approximately 20 new Petsense stores during fiscal 2018 compared to 25 new Petsense stores in fiscal 2017. The reduction in new store openings in fiscal 2018 compared to fiscal 2017 principally reflects a shift in capital allocation toward investments in information technology and supply chain infrastructure to support our strategic long-term growth initiatives.

Financing Activities

Financing activities used net cash of $199.6 million and $183.7 million in the first nine months of fiscal 2018 and fiscal 2017, respectively. The $15.9 million change in net cash from financing activities in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 is due to changes in the following (in millions):

	Fiscal nine months ended
	September 29, 2018	September 30, 2017	Variance
Net borrowings and repayments under debt facilities	$147.8	$236.3	$(88.5)
Repurchase of common stock	(289.2)	(326.7)	37.5
Net proceeds from issuance of common stock	54.7	9.6	45.1
Cash dividends paid to stockholders	(109.2)	(100.0)	(9.2)
Other, net	(3.7)	(2.9)	(0.8)
Net cash used in financing activities	$(199.6)	$(183.7)	$(15.9)

The $15.9 million change in net cash from financing activities in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017 is due to a decrease in repurchases of common stock and an increase in proceeds from the issuance of common stock stemming from the exercise of share-based awards, offset by the decrease in borrowings, net of repayments, under our debt facilities.

Dividends

During the first nine months of fiscal 2018 and 2017, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with other factors that the Board of Directors deems relevant.

On November 7, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s outstanding common stock.  The dividend will be paid on December 11, 2018, to stockholders of record as of the close of business on November 26, 2018.

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

Index

The Company repurchased approximately 0.5 million and 1.4 million shares of common stock under the share repurchase program for a total cost of $36.7 million and $78.5 million during the third quarters of fiscal 2018 and fiscal 2017, respectively.  During the first nine months of fiscal 2018 and fiscal 2017, the Company repurchased 4.3 million and 5.2 million shares under the share repurchase program for a total cost of $289.2 million and $326.6 million, respectively. As of September 29, 2018, the Company had remaining authorization under the share repurchase program of $580.6 million, exclusive of any fees, commissions or other expenses.

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

Significant Contractual Obligations and Commercial Commitments

At September 29, 2018, the Company had contractual commitments of approximately $20.0 million related to the ongoing construction of its new distribution center in Frankfort, New York. There were no material commitments related to real estate or construction projects extending greater than twelve months.

At September 29, 2018, there were $36.7 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 29, 2018.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.3 million in each of the three months ended September 29, 2018 and September 30, 2017, respectively, and $1.3 million and $1.8 million in the nine months ended September 29, 2018 and September 30, 2017, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 29, 2018.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 29, 2018, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Index

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

Item 1A.  Risk Factors

We are including the below risk factor regarding international trade and tariffs. Except for the update set forth below, there have been no material changes to the risk factors appearing in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically-purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed and proposed by the United States (“U.S.”) with respect to certain consumer goods imported from China.

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. recently imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products is expected to increase our costs and could result in reduced sales and profits. As a result, we may need to seek alternative suppliers or vendors, raise retail selling prices or make changes to our operations. Any of these actions could have a material adverse effect on our sales and profitability, results of operations and financial condition. In addition, the imposition of tariffs by the U.S. has resulted in the adoption of tariffs by China and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy.

As a result, we are evaluating the potential impact of the effective and proposed tariffs on our supply chain, costs, sales and profitability and are actively working on strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options and adjusting retail selling prices. Given the uncertainty regarding the scope and duration of the current and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part in mitigating the impact of any current or future tariffs. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2018 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 28, 2018		92,428	$78.01	92,428	$610,006,008
July 29, 2018 - August 25, 2018	(a)	277,672	80.03	277,000	587,841,967
August 26, 2018 - September 29, 2018		81,904	88.88	81,904	580,564,002
Total		452,004	$81.22	451,332	$580,564,002
(a) The number of shares purchased and average price paid per share includes 672 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements for the period of July 29, 2018 - August 25, 2018.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2018, filed with the Securities and Exchange Commission on November 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 29, 2018, December 30, 2017 and September 30, 2017, (ii) the Condensed Consolidated Statements of Income for the fiscal three and nine months ended September 29, 2018 and September 30, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three and nine months ended September 29, 2018 and September 30, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the fiscal nine months ended September 29, 2018 and September 30, 2017, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith
+    Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 8, 2018	By:	/s/ Kurt D. Barton
Kurt D. Barton
Senior Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)