Form 10-K
period 2018-12-29
TRACTOR SUPPLY CO /DE/
filed 2019-02-21
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
YES  ☐    NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.3 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 26, 2019
Common Stock, $.008 par value	121,279,792
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, weather conditions, the seasonal nature of the business, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute key gross margin enhancing initiatives, increases in fuel, carrier and other transportation costs, increases in wages due to competitive pressures or minimum wage laws and regulations, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on the business, competition, including competition from online retailers, effective merchandising and marketing initiatives, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of the Company’s information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption resulting from a natural or other disaster or implementation of new technologies, including but not limited to, new supply chain technologies, effective tax rate changes, including expected effects of the Tax Cuts and Jobs Act, and results of examination by taxing authorities, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Index

PART I

Item 1.	Business

Overview

Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and all others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense and operate websites under the names TractorSupply.com and Petsense.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 29, 2018, we operated 1,940 retail stores in 49 states (1,765 Tractor Supply and Del’s retail stores and 175 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space, and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space. Our online selling websites are positioned to offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs.

Business Strategy

We believe our sales and earnings growth is the result of executing our business strategy, which includes the following key components:

Market Niche

We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers and ranchers and others who enjoy the rural lifestyle, as well as tradesmen and small businesses.  By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center and other specialty retailers. We cater to the rural lifestyle and often serve a market by being a trip consolidator for many basic maintenance needs for farm, ranch and rural customers through convenient shopping options both in-store and online.

Customers

Our target customers are home, land, pet, and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers and ranchers and all others who enjoy the rural lifestyle, as well as tradesmen and small businesses.

Customer Service

We are committed to providing our customers reliable product availability and a convenient, customer-centric experience across shopping channels. In our stores, we believe the ability of our motivated, well-trained team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs, as well as the specialty items needed to complete their rural lifestyle projects. We also engage with our customers through our e-commerce website (TractorSupply.com), which provides the opportunity to allow customers to shop at anytime, anywhere, and in any way they choose, while delivering enhanced product information, research, and decision tools that support product selection and informational needs in specific subject areas.  Additionally, we maintain a Customer Solutions Center at our Store Support Center located in Brentwood, Tennessee, to support our in-store and online customers, as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty through personalized experiences and provides convenience that our customers expect, which drives repeat shopping experiences.

We use a third-party provider to measure our level of customer service.  This process allows customers to provide feedback on their shopping experience.  Based on the third-party provider’s data, we believe our customer satisfaction scores are among the best-in-class.  We carefully evaluate the feedback we receive from our customers and implement improvements at the individual store level based on that feedback.

Index

Store Personnel and Training

We seek to hire store team members with farming and ranching backgrounds, with particular emphasis on general maintenance, equine, and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

•	A thorough on-boarding process to prepare new team members for their new role;

•	Productive workplace environment training that is intended to educate team members on company policies and procedures covering topics such as harassment, discrimination, and retaliation;

•	New store opening training that prepares our store managers to open new stores to Company standards;

•	A management training program which covers all aspects of our store operations, delivering superior service, and managing the team member experience;

•	Structured training on customer service and selling skills;

•	Online product knowledge training produced in conjunction with key vendors;

•	Leadership development programs that prepare leaders to expand their current contributions; and

•	An annual store manager meeting with vendor product presentations.

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores.  Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience.  Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests, aprons, or smocks with nametags, and our customer service and checkout counters are conveniently located near the front of the store.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle, as well as tradesmen and small businesses.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with approximately 15,500 to 20,000 products per store as well as over 100,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2018. Our comprehensive selection of merchandise is comprised of the following major product categories:

•	Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;

•	Hardware, truck, towing, and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Index

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2018, 2017, and 2016:

	Percent of Net Sales
	Fiscal Year
Product Category:	2018	2017	2016
Livestock and Pet	47%	47%	46%
Hardware, Tools and Truck	22	22	22
Seasonal, Gift and Toy Products	19	19	19
Clothing and Footwear	8	8	8
Agriculture	4	4	5
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, and edible (“C.U.E.”) products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, lubricants, and various seasonal products, such as heating, pest control, and twine.

Our products are sourced through both domestic and international vendors.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 900 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2018.  Approximately 350 core vendors accounted for 90% of our merchandise purchases during fiscal 2018.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

Our buying teams focus on merchandise procurement, vendor line reviews, and testing of new products and programs.  We also employ a dedicated inventory management team that focuses exclusively on forecasting and inventory replenishment, a committed merchandise planning team that concentrates on assortment planning, and a specialized pricing team that seeks to optimize market-specific pricing for our products.  Through the combined efforts of these teams, we continue to focus on improving our overall inventory productivity and in-stock inventory position.

Intellectual Property

Our subsidiary, Tractor Supply Co. of Texas, LP (“TSCT”), owns registrations with the U.S. Patent and Trademark Office (“USPTO”) for various service marks including TSC®, Tractor Supply Co.®, TSC Tractor Supply Co.®, and the trapezium design for retail services. We consider these service marks, and the accompanying goodwill and name recognition, to be valuable assets of our business. TSCT also owns several other service marks for retail services, some of which have been registered with the USPTO and some of which are the subject of applications for registration pending before the USPTO.

In addition to selling products that bear nationally-known manufacturer brands, we also sell products manufactured for us under a number of exclusive brands that we consider to be important to our business. These exclusive brands are manufactured for us by a number of vendors and provide an alternative to the national brands, which helps provide value for our customers and positions us as a destination retailer.

Index

Our exclusive brands represented approximately 31% of our total sales in fiscal 2018, and 32% of our total sales in both fiscal 2017 and 2016, respectively. Our exclusive brands include:

• 4health® (pet foods and supplies)	• Producer’s Pride® (livestock and horse feed and supplies)
• Bit & Bridle® (apparel and footwear)	• Red Shed® (gifts, collectibles, and outdoor furniture)
• Blue Mountain® (apparel)	• Redstone® (heating products)
• C.E. Schmidt® (apparel and footwear)	• Retriever® (pet foods and supplies)
• Countyline® (livestock, farm and ranch equipment)	• Royal Wing® (bird feed and supplies)
• Dumor® (livestock and horse feed and supplies)	• Traveller® (truck and automotive products)
• Groundwork® (lawn and garden supplies)	• Treeline® (hunting gear and accessories)
• Huskee® (outdoor power equipment)	• TSC Tractor Supply Co® (trailers, truck tool boxes, and animal bedding)
• JobSmart® (tools)	• Untamed® (pet foods)
• Paws & Claws® (pet foods and supplies)

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

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through TractorSupply.com. In fiscal 2018, our Tractor Supply stores received approximately 74% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise in order to enhance in-stock inventory positions, minimize freight expense, and improve the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Texas, and Washington, represent a total distribution capacity of 6.1 million square feet. In fiscal 2018, we completed the expansion of our existing distribution center in Waverly, Nebraska. Additionally, we substantially completed the construction of our new northeast distribution center in Frankfort, New York, which began receiving merchandise in the fourth quarter of fiscal 2018, and is expected to begin shipping merchandise to our stores in the first quarter of fiscal 2019.

We select the locations of our distribution facilities in an effort to minimize logistical costs and optimize the distance from distribution facilities to our stores. Our distribution centers utilize warehouse and labor management tools that support the planning, control and processing of inventory. We manage our inbound and outbound transportation activity in-house through the use of a transportation management system.  We utilize multiple common carriers for store and direct to customer deliveries. We manage our transportation costs through carrier negotiations, monitoring of transportation routes, and scheduling of deliveries.

Marketing

We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination retailer, we promote a broad selection of merchandise through newspaper circulars, customer targeted direct mail, and e-mail, as well as various digital and social media initiatives.  In addition, our Neighbor’s Club loyalty program enhances our ability to create engagement with our best customers. Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Index

Omni-Channel

We connect with our customers in their manner of choosing, whether in our store, on our e-commerce website (TractorSupply.com), or through e-mail, social media, direct mail, or our Customer Solutions Center. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. We offer an expansive product assortment and convenient and useful content that is relevant to their lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or to their homes or offices. We use our distribution facility network to support our e-commerce activities. We offer a buy online and pick up in-store program which provides convenient access for customers to pick up merchandise from our store locations. We also provide additional convenience by offering flexible payment options and a simplified checkout process. We are focused on delivering an enhanced mobile and tablet experience, improving the site response time, and expanding our product offerings for vendor direct to customer shipments, allowing us to serve our customers at any time they choose. Our digital capabilities have further enhanced our customer service experience, allowed us to engage with our customers anytime, anywhere, and in any way they choose, and expand our target markets outside of our current retail store locations.

Management and Team Members

As of December 29, 2018, we employed approximately 15,000 full-time and 14,000 part-time Tractor Supply team members. We also employed additional part-time team members throughout the year during high sales volume periods.  We are not party to any collective bargaining agreements.

Our store operations are organized into regions, each of which is led by a regional vice president. The region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

All of our team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company.

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers have an average tenure of approximately nine and six years, respectively.  We believe internal promotions, coupled with the hiring of individuals with previous retail experience, will provide the management structure necessary to support our long-term strategic growth initiatives.

Continuous Improvement

We are committed to a continuous improvement program to drive change throughout our organization.  Using data analytics and team member engagement, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness.  We have implemented numerous continuous improvement projects, with team members from multiple areas of our business, to evaluate key operations and implement process change. Team members are empowered and expected to challenge current paradigms and improve processes. Management encourages the participation of all team members in the decision-making process, regularly solicits input and suggestions from our team members, and incorporates suggestions into our improvement activities.

Management Information and Control Systems

We have invested resources in management information and control systems to provide legendary customer service.   This includes use of digital technologies to integrate the customer experience in-store, online, and through our Customer Solutions Center, which offers customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include:

•	Point-of-sale system;

•	In-store mobility;

•	E-commerce platform;

•	Replenishment system;

Index

•	Merchandising presentation and inventory management tools;

•	Warehouse management system and labor management tools for stores and supply chain;

•	Price optimization system;

•	Vendor purchase order control system;

•	Business intelligence and analytics tools; and

•	Customer loyalty system.

These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements. We will continue to evaluate the use of technologies to improve productivity such as artificial intelligence, automation software, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, employees, vendors, and other confidential Company data. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense

Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 29, 2018, we operated a total of 175 Petsense stores in 26 states, with approximately 500 full-time and 1,000 part-time team members, and an e-commerce website (Petsense.com). Petsense owns a registration trademark for its exclusive brand, TrueSource® pet food, and the Petsense name is registered with the USPTO.

Growth Strategy

Tractor Supply Company believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital, and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice, and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale, and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing, and empowering our team members for growth by developing skills, talent, and leadership across the organization, and (2) implementing operational efficiency initiatives, including leverage of technology, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 8.9%. We plan to open approximately 80 new Tractor Supply and 10 to 15 new Petsense stores in fiscal 2019, a selling square footage increase of approximately 4.7%.  In fiscal 2018, we opened 80 new Tractor Supply stores and 18 new Petsense stores. In fiscal 2017, we opened 101 new Tractor Supply stores and 25 new Petsense stores. This represents a selling square footage increase of approximately 4.9% during fiscal 2018, and 6.3% during fiscal 2017.

At December 29, 2018, we operated 1,940 retail stores in 49 states (1,765 Tractor Supply and Del’s retail stores and 175 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 700 additional markets for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores.

Index

Approximately 55% of our stores are in freestanding buildings and 45% are located in strip shopping centers.  We lease approximately 94% of our stores and own the remaining 6%.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, fulfillment options, price, quality of merchandise, in-stock inventory consistency, merchandise assortment and presentation, product knowledge, and customer service. We compete with general merchandise retailers, home center retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state, and local laws and regulations, enacted or adopted, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, LED lighting, high efficiency heating/air conditioning systems, and recycling programs in our stores, distribution facilities, and Store Support Center. Our Store Support Center and distribution center in Casa Grande, Arizona, are LEED (Leadership in Energy and Environmental Design) Silver certified for environmentally sustainable design, construction, and operation.  We also installed solar arrays at the Store Support Center in Brentwood, Tennessee, and our Tractor Supply store in Hendersonville, Tennessee.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2019.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Gregory A. Sandfort	Chief Executive Officer	63
Steve K. Barbarick	President – Chief Operating Officer	51
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	47
Benjamin F. Parrish, Jr.	Executive Vice President – General Counsel and Corporate Secretary	62
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	46
Chad M. Frazell	Senior Vice President – Human Resources	46

Index

Gregory A. Sandfort has served as Chief Executive Officer since December 2012. Mr. Sandfort served as President and Chief Executive Officer of the Company from December 2012 to May 2016. Prior to that time, Mr. Sandfort served as President and Chief Operating Officer of the Company since February 2012. Mr. Sandfort previously served as President and Chief Merchandising Officer of the Company since February 2009, after having served as Executive Vice President – Chief Merchandising Officer of the Company since November 2007.  Mr. Sandfort served as President and Chief Operating Officer at Michaels Stores, Inc. from March 2006 to August 2007, and as Executive Vice President – General Merchandise Manager at Michaels Stores, Inc. from January 2004 to February 2006. Mr. Sandfort has served as a Director of the Company since February 2013.

Steve K. Barbarick has served as President – Chief Operating Officer since August 2018, prior to which he served as President and Chief Merchandising Officer since May 2016. Prior to that time, Mr. Barbarick served as Executive Vice President – Chief Merchandising Officer for the Company since September 2012. Mr. Barbarick previously served as Senior Vice President – Merchandising since February 2011, after having served as Vice President – Merchandising since June 2009, and as Vice President and Divisional Merchandise Manager since 2003. Mr. Barbarick joined the Company as a Buyer in 1998.

Kurt D. Barton was promoted to Executive Vice President – Chief Financial Officer and Treasurer in February 2019, after having served as Senior Vice President – Chief Financial Officer and Treasurer since March 2017. Prior to that time, Mr. Barton served as Senior Vice President – Controller of the Company since February 2016.  Mr. Barton previously served as Vice President – Controller from February 2009, after having served as Director, Internal Audit from July 2002 to February 2009. Mr. Barton has served in various other leadership roles in accounting since he joined the Company in 1999. Mr. Barton, a Certified Public Accountant, began his career in public accounting in 1993, spending six years at Ernst & Young, LLP.

Benjamin F. Parrish, Jr. has served as Executive Vice President – General Counsel and Corporate Secretary of the Company since February 2016, after having served as Senior Vice President – General Counsel and Corporate Secretary of the Company since October 2010.  Mr. Parrish previously served as Executive Vice President and General Counsel of MV Transportation, Inc. from September 2008, until he joined the Company.  Mr. Parrish served as Senior Vice President and General Counsel of Central Parking Corporation from 1998 to 2008.

Chad M. Frazell has served as Senior Vice President – Human Resources since August 2014. Mr. Frazell previously served as Senior Vice President, Human Resources for Shopko Stores Operating Co., LLC from April 2011 until he joined the Company. From 2008 to 2011, Mr. Frazell served as Vice President, Human Resources for Kohl’s Corporation, where he began as a Store Manager in 1999. Prior to 1999, Mr. Frazell served as a Store Manager and Assistant Manager for Target Corporation. Mr. Frazell began his career with Wal-Mart Stores, Inc., where he served as an Assistant Manager and Sales Associate.

Robert D. Mills has served as Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer since August 2018, prior to which he served as Senior Vice President – Chief Information Officer since February 2014. Mr. Mills previously served as Chief Information Officer for Ulta Beauty from October 2011, until he joined the Company. From 2005 to 2011, Mr. Mills was Vice President, Chief Information Officer for the online business unit at Sears Holdings Corporation where he began as an Information Technology Customer Relationship Leader in 2001. Prior to 2001, Mr. Mills held roles at Allstate Insurance, Rockwell International Telecommunications Division, and Household Finance Corporation.

Additional Information

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. We are an electronic filer and the SEC maintains an Internet website at sec.gov that contains the reports, proxy and information statements, and other information we file.

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

Index

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

Our success depends in part on the value and strength of the Tractor Supply name. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusation of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

We may be unable to increase sales at our existing stores.

We experience fluctuations in our comparable store sales at our existing stores, defined as sales in stores which have been open for at least twelve months.  Various factors affect the comparable store sales at our existing stores, including the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other competing retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, the timing of promotional events, the release of new merchandise, the success of marketing programs and weather conditions.  These factors may cause the comparable store sales results at our existing stores to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as diesel fuel and transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices, and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

Weather conditions may have a significant impact on our financial results.

Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts, have impacted operating results. While extreme weather conditions can positively impact our operating results by

Index

increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

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

The construction or acquisition of new stores, store support center facilities, distribution facilities, or other facilities, the remodeling and renovation of existing facilities, and investments in information technology require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Disruptions in the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our debt facilities is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it difficult for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending conditions could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced funding alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business.  Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures and reducing or eliminating future share repurchases, cash dividends, or other discretionary uses of cash.

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

As we execute this expansion strategy, we may also experience managerial or operational challenges which may prevent any expected increase in sales, profitability, or cash flow. Our ability to manage our planned expansion depends on the adequacy of our existing information systems, the efficiency and expansion of our distribution systems, the adequacy of the hiring and training process for new personnel (especially store managers), the effectiveness of our controls and procedures, and the ability to identify customer demand and build market awareness in different geographic areas. There can be no assurance that we will be able to achieve our planned expansion, that the new stores will be effectively integrated into our existing operations or that such stores will be profitable.

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

Our ability to continue expanding operations depends on our ability to attract and retain a large and growing number of qualified team members.  Our ability to meet labor needs while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, increases in legally required minimum wage rates, changing demographics, health and other insurance costs, changes in employment legislation and the potential for changes in local labor practices or union activities.  If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.

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

The unanticipated loss of current members of our senior management team and other key team members or the failure to successfully manage an executive officer transition may adversely affect our operating results.

Our success depends in large part on the continued availability and service of our executive officers, senior management, and other key team members. Competition for senior management and key team members in our industry is strong and we may not be able to retain our key team members or attract new qualified team members.  We must continue to recruit, retain, and motivate management and other team members sufficiently, both to maintain our current business and to execute our long-term strategic growth initiatives. The loss of any of our executive officers or other key senior management without sufficient advance notice could prevent or delay the implementation and completion of our strategic initiatives or divert management’s attention to seeking qualified replacements. Additionally, any failure by us to manage a successful leadership transition of an executive officer and to timely identify a qualified permanent replacement could harm our business and have a material adverse effect on our results of operations.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet our expectations and, therefore, adversely affect our financial performance.

Competition may hinder our ability to execute our business strategy and adversely affect our operations.

We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, specialty and discount retailers, independently-owned retail farm and ranch stores, numerous privately-held regional farm store chains, and farm cooperatives, as well as internet-based retailers. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

We face risks associated with vendors from whom our products are sourced.

The products we sell are sourced from a variety of domestic and international vendors.  We have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against

Index

certain liabilities and costs.  Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers.  Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones.  This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.  Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

While the Company selects these third-party vendors carefully, it does not control their actions. Any problems caused by these third-parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber attacks or security breaches at a vendor could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business.

We rely on foreign manufacturers for various products that we sell.  In addition, many of our domestic suppliers purchase a portion of their products from foreign sources.  As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, delays in shipments, transportation capacity and costs, currency exchange rates, and changes in political or economic conditions in countries from which we purchase products.  If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional U.S. quotas, duties, taxes, or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

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

We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs recently imposed and proposed by the U.S. with respect to certain consumer goods imported from China.

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. recently imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products is expected to increase our costs and could result in reduced sales and profits. As a result, we may need to seek alternative suppliers or vendors, raise retail selling prices or make changes to our operations. Any of these actions could have a material adverse effect on our sales and profitability, results of operations, and financial condition. In addition, the imposition of tariffs by the U.S. has resulted in the adoption of tariffs by China on U.S. exports and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy. Further, the imposition of tariffs or other changes in world trade could have an impact on certain U.S. industries and consumers and could negatively impact the consumer demand for products that we sell.

We continue to evaluate the potential impact of the effective and proposed tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options and adjusting retail selling prices. Given the uncertainty regarding the scope and duration of the current and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part in mitigating the impact of any current or future tariffs. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or

Index

operational failure related to this process could affect store operations negatively. For example, unexpected delivery delays (including delays due to weather, fuel shortages, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products for sale, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing and shipment of merchandise to our stores which could adversely affect our business.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.

We maintain a network of distribution facilities and have plans to build new distribution facilities and expand existing facilities to support our long-term strategic growth initiatives. Delays in opening new or expanded distribution facilities could adversely affect our future operations by slowing store growth, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental, or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

We continue to make significant technology investments in our supply chain. These initiatives are designed to streamline our distribution process so that we can optimize the delivery of goods and services to our stores, distribution facilities, and customers in a timely manner and at a reasonable cost. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations in the near term. In addition, our improved supply chain technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, or the initiatives might fail altogether.

We are subject to personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, and other claims in the ordinary course of business.

Our business involves a risk of personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties, and damage to our reputation. We maintain general liability and workers’ compensation insurance with a self-insured retention for each policy type and a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance, as well as the property owners of our leased buildings.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers, and landlords and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ or landlords’ indemnity will be available or sufficient in any claims brought against us.

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay, discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

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

Index

Any failure to maintain the security of the information relating to our business, customers, employees, and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees, and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could materially affect our operating results, financial condition, and liquidity.

We depend on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. As do most retailers, we receive and store in our information systems certain personal and other sensitive information about our business, customers, employees, and vendors. Additionally, we also receive and process information permitting cashless payments as part of our in-store and online operations at TractorSupply.com, some of which depend upon the secure transmission of confidential information over public networks. The information that we receive and store makes us subject to cybersecurity attacks, cyber incidents and privacy regulations, which are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated, and are being made by groups and individuals with a wide range of expertise and motives. We are the target of attempted cyber and other security threats and continuously monitor our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. However, these security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, employees, or vendors. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.

A compromise of our information security and privacy controls, or those of businesses and vendors with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper parties; loss or unavailability of data; disruptions to our business activities; or any other outcome stemming from a cybersecurity incident could materially adversely affect our reputation with our customers, team members, and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in significant legal and financial exposure beyond the scope or limits of insurance coverage. Moreover, a security breach could require that we expend significant additional resources to respond to the attack or breach and could result in a disruption of our operations.

In addition, states and the federal government are increasingly enacting laws and regulations relating to privacy, data breaches and theft of employee and customer data.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations, to implement appropriate safeguards, or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability, and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers, and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, adequately encrypt payment transaction data, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business and operations could suffer material losses in the event of system interruptions or failures.

Our information technology systems, some of which are dependent on services managed or provided by third-parties, serve an important role in the operation and administration of our business. These systems are vulnerable to damages from any number of sources, including, but not limited to, human error, cybersecurity attacks, computer viruses, unauthorized access, fire, flood, power outages, telecommunication failures, facility or equipment damage, natural disasters, terrorism, and war.  In addition, we continually

Index

make investments in technology to implement new processes and systems, as well as to maintain and update our existing processes and systems. Implementing process and system changes increases the risk of disruption. If our information technology systems are interrupted or fail and our redundant systems or recovery plans are not adequate to address such interruptions or failures on a timely basis, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected.  Additionally, remediation of any problems with our systems could result in significant, unplanned expenses.

Customer-facing technology systems are an important part of our sales and marketing strategy and the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.

Through our continued information technology enhancements, we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our website, TractorSupply.com, both as a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive both in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures, or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

If we are unable to maintain or upgrade our management information systems and software programs or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient and our long-term strategic growth initiatives may not be successful.

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

The success of our long-term strategic growth initiatives designed to increase our sales and improve margin are dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them.  Extended delays or cost overruns in securing, developing and otherwise implementing technology solutions to support the long-term strategic growth initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.

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

The price at which our common stock trades may be volatile and could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets, and other factors. The Company’s stock price is dependent in part on the multiple of earnings that investors are willing to pay. That multiple is in part dependent on investors’ perception of the Company’s future earnings growth prospects. If investors’ perception of the Company’s earnings growth prospects change, the Company’s earnings multiple may decline and its stock price could be adversely affected.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

Index

Our costs of doing business could increase as a result of federal, state, local, or foreign laws and regulations.

We are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, and employment law matters. If we fail to comply with existing or future laws or regulations, or if these laws or regulations are violated by importers, manufacturers or distributors, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We are also subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purposes of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Failure to comply with the FCPA and similar laws could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

Potential noncompliance with environmental regulations could materially impact our results of operations or financial condition.

Our business is subject to various federal, state, and local laws, regulations, and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters.  Governmental agencies on the federal, state, and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities.  We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. Any of these events could have a material adverse effect on our results of operations or financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Index

Item 2.        Properties

At December 29, 2018, the Company operated 1,940 stores in 49 states (1,765 Tractor Supply and Del’s retail stores and 175 Petsense retail stores).  The Company leases approximately 94% of its stores. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations.

The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	212	Wisconsin	23
North Carolina	99	Colorado	22
Pennsylvania	97	Maryland	22
Tennessee	96	Massachusetts	22
Ohio	92	Maine	21
Michigan	87	New Hampshire	21
Georgia	86	Illinois	19
New York	82	New Jersey	19
Kentucky	70	Connecticut	18
California	66	Nebraska	18
Florida	65	Utah	15
Indiana	61	North Dakota	14
Virginia	59	Minnesota	13
Alabama	58	Iowa	9
Oklahoma	55	South Dakota	9
Louisiana	53	Wyoming	8
South Carolina	45	Vermont	7
Mississippi	40	Montana	6
Arkansas	36	Oregon	6
Arizona	34	Delaware	5
Missouri	30	Idaho	5
New Mexico	29	Rhode Island	5
West Virginia	28	Nevada	4
Kansas	24	Hawaii	2
Washington	23
			1,940

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York (a)	924,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (b)	482,000	Owned
Hagerstown, Maryland (b)	309,000	Leased
Waverly, Nebraska	592,000	Owned
Seguin, Texas (c)	71,000	Owned
Lakewood, Washington	64,000	Leased
Longview, Texas (c)	63,000	Owned
(a) The Frankfort, New York, distribution center began receiving merchandise in fourth quarter of fiscal 2018, and is expected to begin shipping merchandise to stores in the first quarter of fiscal 2019.
(b) The leased distribution center in Hagerstown is treated as an extension of the existing owned Hagerstown location and is not considered a separate distribution center.
(c) This is a mixing center designed to process certain high-volume bulk products.

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee. The Company also leases approximately 8,000 square feet of building space for the Petsense corporate headquarters, located in Scottsdale, Arizona.

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

The table below sets forth the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2018		2017
	High	Low	High	Low
First Quarter	$82.68	$58.78	$78.25	$67.70
Second Quarter	$79.04	$58.27	$71.53	$52.09
Third Quarter	$92.45	$74.93	$63.40	$49.87
Fourth Quarter	$97.65	$78.67	$75.64	$54.76

As of February 1, 2019, the number of record holders of our common stock was 571 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was approximately 220,000.

Common Stock Dividends

During 2018 and 2017, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 7, 2018	$0.31	November 26, 2018	December 11, 2018
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

November 6, 2017	$0.27	November 20, 2017	December 5, 2017
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Company’s Board of Directors deem relevant.

On February 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s common stock.  The dividend will be paid on March 12, 2019, to stockholders of record as of the close of business on February 25, 2019.

Index

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $3 billion, exclusive of any fees, commissions or other expenses related to such repurchases through December 31, 2020. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2018 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	2,375,075	$66.54	2,366,847	$712,278,077
Second Quarter	1,477,200	64.37	1,477,200	617,214,452
Third Quarter (a)	452,004	81.22	451,332	580,564,002

Fourth Quarter: (a)
09/30/18 – 10/27/18	87,256	87.75	87,256	572,909,246
10/28/18 – 11/24/18	123,689	91.87	123,000	561,612,001
11/25/18 – 12/29/18	488,631	86.56	481,089	520,006,956
	699,576	87.65	691,345	520,006,956

As of December 29, 2018	5,003,855	$70.17	4,986,724	$520,006,956
(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 8,228 during the first quarter, 672 during the third quarter, and 8,231 during the fourth quarter.

We expect to implement the balance of the repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC and other applicable legal requirements.  The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

Any additional stock repurchase programs will be subject to the discretion of our Board of Directors and subject to our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.  The program may be limited or terminated at any time, without prior notice.

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

The following graph compares the cumulative total stockholder return on our common stock from December 28, 2013 to December 29, 2018 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 28, 2013, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017	12/29/2018
Tractor Supply Company	$100.00	$104.11	$115.45	$103.33	$103.67	$117.18
S&P 500	$100.00	$115.76	$116.64	$129.55	$157.84	$149.63
S&P Retail Index	$100.00	$111.18	$140.22	$148.53	$193.68	$217.01

Index

Item 6.	Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)(b)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2018	2017	2016	2015	2014
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Operating Results:
Net sales	$7,911,046	$7,256,382	$6,779,579	$6,226,507	$5,711,715
Gross profit	2,702,528	2,491,965	2,325,202	2,143,174	1,950,415
Selling, general and administrative expenses	1,823,440	1,639,749	1,488,164	1,369,097	1,246,308
Depreciation and amortization	177,351	165,834	142,958	123,569	114,635
Operating income	701,737	686,382	694,080	650,508	589,472
Interest expense, net	18,352	13,859	5,810	2,891	1,885
Income before income taxes	683,385	672,523	688,270	647,617	587,587
Income tax expense	151,028	249,924	251,150	237,222	216,702
Net income	$532,357	$422,599	$437,120	$410,395	$370,885
Net income per share – basic (c)	$4.34	$3.31	$3.29	$3.03	$2.69
Net income per share – diluted (c)	$4.31	$3.30	$3.27	$3.00	$2.66
Weighted average shares – diluted (c)	123,471	128,204	133,813	136,845	139,435
Dividends declared per common share outstanding	$1.20	$1.05	$0.92	$0.76	$0.61
Operating Data (percent of net sales):
Gross margin	34.2%	34.3%	34.3%	34.4%	34.1%
Selling, general and administrative expenses	23.0%	22.6%	22.0%	22.0%	21.8%
Operating income	8.9%	9.4%	10.2%	10.4%	10.3%
Net income	6.7%	5.8%	6.4%	6.6%	6.5%
Store, Sales, and Other Data:
Stores open at end of year	1,940	1,853	1,738	1,488	1,382
Comparable store sales increase (d)	5.1%	2.7%	1.6%	3.1%	3.8%
New store sales (as a % of net sales) (e)	3.8%	5.6%	5.6%	5.6%	6.2%
Average transaction value	$45.85	$44.61	$44.42	$44.87	$44.84
Comparable store average transaction value increase (decrease) (c)	2.8%	0.5%	(0.9)%	(0.2)%	0.6%
Comparable store average transaction count increase (d)	2.2%	2.2%	2.6%	3.3%	3.2%
Total selling square footage (000’s)	29,571	28,180	26,511	23,938	22,176
Total team members	30,500	29,300	26,000	23,000	21,100
Capital expenditures (000’s)	$278,530	$250,401	$226,017	$236,496	$160,613
Balance Sheet Data (at end of period):
Average inventory per store (f)	$766.8	$735.4	$741.7	$820.1	$752.7
Inventory turns	3.27	3.24	3.19	3.23	3.32
Working capital (g)	$856,292	$806,154	$740,615	$768,177	$670,897
Total assets	$3,085,262	$2,868,769	$2,674,942	$2,370,826	$2,034,571
Long-term debt, less current portion (h)	$410,370	$433,686	$289,769	$166,992	$4,957
Stockholders’ equity	$1,561,820	$1,418,673	$1,453,218	$1,393,294	$1,293,561
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
(c) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income.  Diluted net income per share is calculated using the treasury stock method for stock options, restricted stock units and performance-based restricted share units.
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
(g) Working capital for 2018, 2017, 2016 and 2015 reflects deferred tax assets as non-current as a result of the adoption of ASU 2015-17. Year 2014 has not been adjusted to reflect the adoption of this guidance.
(h) Long-term debt includes amounts outstanding under the Company’s debt facilities and capital lease obligations, excluding the current portions.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-year period ended December 29, 2018 (our fiscal years 2018, 2017 and 2016). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and others who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 29, 2018, we operated 1,940 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense. We also operate websites under the names TractorSupply.com and Petsense.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•	Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;

•	Hardware, truck, towing, and tool products;

•	Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;

•	Work/recreational clothing and footwear; and

•	Maintenance products for agricultural and rural use.

Tractor Supply Company believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital, and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice, and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale, and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing, and empowering our team members for growth by developing skills, talent, and leadership across the organization, and (2) implementing operational efficiency initiatives, including leverage of technology, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 1,276 stores at the end of fiscal 2013 to 1,940 stores (1,765 Tractor Supply and Del’s retail stores and 175 Petsense retail stores) at the end of fiscal 2018, and in net sales, with a compounded annual growth rate of approximately 8.9%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified approximately 700 additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores.

Index

Executive Summary

In fiscal 2018, we opened 80 new Tractor Supply stores in 33 states and 18 new Petsense stores in 14 states. In fiscal 2017, we opened 101 new Tractor Supply stores and 25 new Petsense stores. This resulted in a selling square footage increase of approximately 4.9% in fiscal 2018 and approximately 6.3% in fiscal 2017.

Net sales increased 9.0% to $7.91 billion in fiscal 2018 from $7.26 billion in fiscal 2017. Comparable store sales increased 5.1% in fiscal 2018 versus a 2.7% increase in fiscal 2017. Gross profit increased 8.4% to $2.70 billion in fiscal 2018 from $2.49 billion in fiscal 2017, and gross margin decreased 18 basis points to 34.16% of net sales in fiscal 2018 from 34.34% of net sales in fiscal 2017. Operating income decreased 59 basis points to 8.87% of net sales in fiscal 2018 from 9.46% of net sales in fiscal 2017. For fiscal 2018, net income was $532.4 million, or $4.31 per diluted share, compared to $422.6 million, or $3.30 per diluted share, in fiscal 2017. Excluding the impact of the revaluation of the Company’s net deferred tax asset resulting in a one-time, non-cash charge of approximately $4.9 million, or $0.03 per diluted share, adjusted net income for fiscal 2017 was $427.5 million, or $3.33 per diluted share.

We ended the year with $86.3 million in cash and outstanding debt of $407.4 million, after returning $496.9 million to our stockholders through stock repurchases and quarterly cash dividends.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Inventory Valuation:
Inventory Impairment
We identify potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory, and other benchmarks.  We have established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies.

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

A 10% change in our inventory impairment reserve as of December 29, 2018, would have affected net income by approximately $0.8 million in fiscal 2018.

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

Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends, the effect of loss prevention measures and merchandising strategies.

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

A 10% change in our shrinkage reserve as of December 29, 2018, would have affected net income by approximately $2.2 million in fiscal 2018.

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

We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2018.

If a 10% reserve had been applied against our outstanding vendor funding due as of December 29, 2018, net income would have been affected by approximately $1.7 million in fiscal 2018.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 29, 2018, net income would have been affected by approximately $11.7 million in fiscal 2018.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insurance Reserves:
We self-insure a significant portion of our employee medical insurance, workers’ compensation insurance, and general liability (including product liability) insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values.

Provisions for losses related to our self-insured liabilities are based upon periodic independent actuarially determined estimates that consider a number of factors including historical claims experience, demographic factors, and severity factors.

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

A 10% change in our self-insurance reserves as of December 29, 2018, would have affected net income by approximately $5.1 million in fiscal 2018.

Impairment of Long-Lived Assets:
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.  The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations, and other costs to operate a store.

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

Index

Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2018 and 2017 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,682,901	$2,213,249	$1,881,625	$2,133,271	$7,911,046
Gross profit	563,649	769,414	653,132	716,333	2,702,528
Operating income	94,749	273,458	153,148	180,382	701,737
Net income	71,433	207,289	116,784	136,851	532,357

Net income per share:
Basic	$0.57	$1.70	$0.96	$1.12	$4.34
Diluted	$0.57	$1.69	$0.95	$1.11	$4.31

Comparable store sales increase (a)	3.7%	5.6%	5.1%	5.7%	5.1%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,564,078	$2,017,762	$1,721,704	$1,952,838	$7,256,382
Gross profit	518,203	704,708	600,456	668,598	2,491,965
Operating income	96,362	257,925	148,253	183,842	686,382
Net income	60,311	160,649	91,896	109,743	422,599

Net income per share:
Basic	$0.46	$1.25	$0.73	$0.87	$3.31
Diluted	$0.46	$1.25	$0.72	$0.87	$3.30

Comparable store sales (decrease) increase (a)	(2.2)%	2.2%	6.6%	4.0%	2.7%
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

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2018	2017	2016
Net sales	100.00%	100.00%	100.00%
Cost of merchandise sold (a)	65.84	65.66	65.70
Gross margin (a)	34.16	34.34	34.30
Selling, general and administrative expenses (a)	23.05	22.60	21.95
Depreciation and amortization	2.24	2.28	2.11
Operating income	8.87	9.46	10.24
Interest expense, net	0.23	0.19	0.09
Income before income taxes	8.64	9.27	10.15
Income tax expense	1.91	3.45	3.70
Net income	6.73%	5.82%	6.45%
(a) Our gross margin amounts may not be comparable to those of other retailers since some retailers include all of the costs related to their distribution facility network in cost of merchandise sold and others (like our Company) exclude a portion of these distribution facility network costs from gross margin and instead include them in selling, general, and administrative expenses; refer to Note 1 – Significant Accounting Policies of the Notes to the Consolidated Financial Statements, included in Item 8 Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Index

Fiscal 2018 Compared to Fiscal 2017

Net sales increased 9.0% to $7.91 billion in fiscal 2018 from $7.26 billion in fiscal 2017. Comparable store sales for fiscal 2018 were $7.63 billion, a 5.1% increase over fiscal 2017. This compares to a 2.7% comparable store sales increase in the prior year. The comparable store transaction count increased 2.2% and comparable store average ticket increased 2.8% for fiscal 2018.

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

The comparable store sales increase was broad-based across all merchandise categories and all geographic regions. The growth in comparable store sales was led by strength in everyday merchandise, including consumable, usable, and edible (“C.U.E.”) products, along with strong demand for seasonal merchandise in each quarter of the year.

In addition to comparable store sales growth in fiscal 2018, sales from stores opened less than one year were $300.5 million in fiscal 2018, which represented 4.1 percentage points of the 9.0% increase over fiscal 2017 net sales. Sales from stores opened less than one year, including acquired Petsense stores, were $405.0 million in fiscal 2017, which represented 6.0 percentage points of the 7.0% increase over fiscal 2016 net sales.

The following table summarizes our store growth during fiscal 2018 and 2017:

	Fiscal Year

Store Count Information:	2018	2017
Tractor Supply
Beginning of period	1,685	1,595
New stores opened	80	101
Stores closed	—	(11)
End of period	1,765	1,685
Petsense
Beginning of period	168	143
New stores opened	18	25
Stores closed	(11)	—
End of period	175	168
Consolidated end of period	1,940	1,853

Stores relocated	4	3

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2018 and 2017:

	Percent of Net Sales
	Fiscal Year
Product Category:	2018	2017
Livestock and Pet	47%	47%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	19	19
Clothing and Footwear	8	8
Agriculture	4	4
Total	100%	100%

Gross profit increased 8.4% to $2.70 billion in fiscal 2018 compared to $2.49 billion in fiscal 2017.  As a percent of net sales, gross margin decreased 18 basis points to 34.16% for fiscal 2018 compared to 34.34% for fiscal 2017. The decline in gross margin resulted primarily from an increase in freight expense driven by higher carrier rates and increased diesel fuel prices as well as a

Index

negative impact from a mix shift of products sold during the fourth quarter, partially offset by strength in the Company’s price management program and strong sell through of seasonal merchandise throughout the year.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 10.8% to $2.00 billion in fiscal 2018 from $1.81 billion in fiscal 2017.  SG&A expenses, as a percent of net sales, increased 41 basis points to 25.29% in fiscal 2018 from 24.88% in fiscal 2017.  SG&A expenses increased as a percentage of net sales due principally to higher incentive compensation from the strong year-over-year growth in comparable store sales, along with planned investments in infrastructure, technology, and team member wages at both the stores and distribution centers, to support the Company’s long-term strategic growth initiatives. These SG&A increases as a percent of net sales were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

Our effective income tax rate decreased to 22.1% for fiscal 2018 compared to 37.2% in fiscal 2017. The decrease in the effective income tax rate was primarily related to the U.S. Tax Cuts and Jobs Act (the “TCJA”) that was signed into law in December 2017 which made broad and complex changes to the U.S. tax code including, but not limited to, a reduction of the federal income tax rate from 35% to 21% for years beginning after December 31, 2017. To a lesser extent, the effective income tax rate in fiscal 2018 also incrementally benefited from state investment credits and share-based compensation. The tax legislation also increased the effective income tax rate in fiscal 2017 due to the revaluation of the Company’s existing deferred tax balances at the lower federal income tax rate.

Net income in fiscal 2018 was $532.4 million, or $4.31 per diluted share, compared to $422.6 million, or $3.30 per diluted share, in fiscal 2017. Excluding the impact of the revaluation of the Company’s net deferred tax asset in fiscal 2017 resulting in a one-time, non-cash charge of approximately $4.9 million, or $0.03 per diluted share, adjusted net income for fiscal 2017 was $427.5 million, or $3.33 per diluted share. Adjusted net income is a non-GAAP measure which has been provided in order to enhance comparability for the periods presented.

During fiscal 2018, we repurchased approximately 5.0 million shares of the Company’s common stock at a total cost of $349.8 million as part of our $3 billion share repurchase program.  In fiscal 2017, we repurchased approximately 5.9 million shares at a total cost of $369.4 million.

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

In addition to comparable store sales growth in fiscal 2017, sales from stores opened less than one year, including Petsense, were $405.0 million in fiscal 2017, which represented 6.0 percentage points of the 7.0% increase over fiscal 2016 net sales. Sales from stores opened less than one year, including acquired Petsense stores, were $378.9 million in fiscal 2016, which represented 6.1 percentage points of the 8.9% increase over fiscal 2015 net sales.

Index

The following table summarizes our store growth during fiscal 2017 and 2016:

	Fiscal Year

Store Count Information:	2017	2016
Tractor Supply
Beginning of period	1,595	1,488
New stores opened	101	113
Stores closed	(11)	(6)
End of period	1,685	1,595
Petsense
Beginning of period	143	—
Stores acquired	—	136
New stores opened	25	8
Stores closed	—	(1)
End of period	168	143
Consolidated end of period	1,853	1,738

Stores relocated	3	3

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2017 and 2016:

	Percent of Net Sales
	Fiscal Year
Product Category:	2017	2016
Livestock and Pet	47%	46%
Hardware, Tools and Truck	22	22
Seasonal, Gift and Toy Products	19	19
Clothing and Footwear	8	8
Agriculture	4	5
Total	100%	100%

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

SG&A expenses, including depreciation and amortization, for fiscal 2017 increased 10.7% to $1.81 billion from $1.63 billion in fiscal 2016.  SG&A expenses, as a percent of net sales, increased 80 basis points to 24.9% in fiscal 2017, from 24.1% in fiscal 2016.  The increase in SG&A as a percent of net sales was primarily attributable to higher store payroll from wage inflation and our continued effort to enhance customer service, increased incentive compensation at the store level from the strong year-over-year growth in comparable store sales, the deleverage of occupancy and other fixed costs resulting from the integration of Petsense expenses and the 53rd week of sales in fiscal 2016, that did not reoccur in fiscal 2017, and investments in infrastructure and technology to support our strategic long-term growth initiatives.

Our effective tax rate increased to 37.2% for fiscal 2017 compared to 36.5% in fiscal 2016. As a result of the TCJA, we made a reasonable estimate of the effects of the tax legislation on our existing deferred tax balances as of December 30, 2017, and recognized a one-time, non-cash charge of $4.9 million, which is included as a component of income tax expense from continuing operations in fiscal 2017. Excluding the impacts of the TCJA, our effective income tax rate in fiscal 2017 would have been 36.4%.

For fiscal 2017, net income was $422.6 million, or $3.30 per diluted share, compared to $437.1 million, or $3.27 per diluted share, in fiscal 2016. Excluding the impact of the revaluation of the Company’s net deferred tax asset in fiscal 2017 resulting in a one-time, non-cash charge of approximately $4.9 million, or $0.03 per diluted share, adjusted net income for fiscal 2017, was $427.5

Index

million, or $3.33 per diluted share. Adjusted net income is a non-GAAP measure which has been provided in order to enhance comparability for the periods presented.

During fiscal 2017, we repurchased approximately 5.9 million shares of the Company’s common stock at a total cost of $369.4 million as part of our $3 billion share repurchase program.  In fiscal 2016, we repurchased approximately 4.4 million shares at a total cost of $331.7 million.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, remodeling and relocation programs, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our debt facilities, capital and operating leases, and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and capital leases, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution facility capacity, through the end of fiscal 2019.

Working Capital

At December 29, 2018, the Company had working capital of $856.3 million, which increased $50.1 million from December 30, 2017.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	December 29, 2018	December 30, 2017	Variance
Current assets:
Cash and cash equivalents	$86.3	$109.1	$(22.8)
Inventories	1,589.5	1,453.2	136.3
Prepaid expenses and other current assets	114.5	88.3	26.2
Income taxes receivable	4.1	4.8	(0.7)
Total current assets	1,794.4	1,655.4	139.0
Current liabilities:
Accounts payable	620.0	576.6	43.4
Accrued employee compensation	54.0	31.6	22.4
Other accrued expenses	232.4	201.7	30.7
Current portion of long-term debt	26.3	25.0	1.3
Current portion of capital lease obligations	3.6	3.5	0.1
Income taxes payable	1.8	10.8	(9.0)
Total current liabilities	938.1	849.2	88.9
Working capital	$856.3	$806.2	$50.1

In comparison to December 30, 2017, working capital as of December 29, 2018 was impacted most significantly by changes in our inventory, accounts payable and other accrued expenses.

•
The increase in inventory is principally due to new store growth and the investment in additional inventory to support the new northeast distribution center in Frankfort, New York, which began receiving merchandise in the fourth quarter of fiscal 2018, and is expected to begin shipping merchandise to our stores in the first quarter of fiscal 2019. To a lesser extent, the increase in inventory was also impacted by commodity inflation. We actively manage our inventory balances and in-stock levels at our stores.

•	Accounts payable increased primarily as a result of the increase in inventory and new store growth.

•	The increase in other accrued expenses is a result of Company growth and the timing of payments.

Index

As discussed in Note 15 to the Consolidated Financial Statements, the Company will adopt new guidance related to lease accounting in the first quarter of fiscal 2019 which will result in the Company recognizing a right-of-use asset and a corresponding lease liability on its balance sheet. The Company expects the adoption of this new guidance to have a negative impact to working capital of approximately $250 million to $300 million due to the recognition of a current portion of operating lease obligations. The guidance will be adopted on a prospective basis in fiscal 2019 so prior periods will no longer be comparable.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 29, 2018	December 30, 2017
Senior Notes	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	165.0	180.0
June 2017 Term Loan	93.8	97.5
Revolving credit loans	—	—
Total outstanding borrowings	408.8	427.5
Less: unamortized debt issuance costs	(1.4)	(1.4)
Total debt	407.4	426.1
Less: current portion of long-term debt	(26.3)	(25.0)
Long-term debt	$381.1	$401.1

Outstanding letters of credit	$33.5	$39.6

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Consolidated Financial Statements. As further described in Note 6 to the Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the Senior Credit Facility.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our debt facilities.  Principal uses of cash for investing activities are capital expenditures and selective acquisitions, while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.

The following table presents a summary of cash flows provided by or used in operating, investing and financing activities for fiscal years 2018, 2017, and 2016 (in millions):

	Fiscal Year
	2018	2017	2016(a)
	(52 weeks)	(52 weeks)	(53 weeks)
Net cash provided by operating activities	$694.4	$631.5	$650.7
Net cash used in investing activities	(276.3)	(238.0)	(369.3)
Net cash used in financing activities	(440.9)	(338.3)	(291.3)
Net (decrease) increase in cash and cash equivalents	$(22.8)	$55.2	$(9.9)
(a) As a result of the adoption of ASU 2016-09, excess tax benefits on stock options exercised are no longer presented as a separate line item in the Consolidated Statements of Cash Flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

Index

Operating Activities

Operating activities provided net cash of $694.4 million, $631.5 million, and $650.7 million in fiscal 2018, 2017, and 2016, respectively. The $62.9 million increase in net cash provided by operating activities in fiscal 2018, compared to fiscal 2017, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2018	2017
	(52 weeks)	(52 weeks)
Net income	$532.4	$422.6	$109.8
Depreciation and amortization	177.4	165.8	11.6
Share-based compensation expense	28.9	29.2	(0.3)
Deferred income taxes	11.9	26.7	(14.8)
Inventories and accounts payable	(92.9)	(26.5)	(66.4)
Prepaid expenses and other current assets	(26.2)	2.3	(28.5)
Accrued expenses	58.8	(3.9)	62.7
Income taxes	(8.4)	4.2	(12.6)
Other, net	12.5	11.1	1.4
Net cash provided by operating activities	$694.4	$631.5	$62.9

The $62.9 million increase in net cash provided by operating activities in fiscal 2018, compared to fiscal 2017, primarily reflects incremental profitability, partially offset by the increase in inventory, net of accounts payable, to support new store growth and the net impact of changes in our operating assets and liabilities which fluctuated due primarily to new store growth and the timing of payments.

The $19.2 million decrease in net cash provided by operating activities in fiscal 2017, as compared to fiscal 2016, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2017	2016(a)
	(52 weeks)	(53 weeks)
Net income	$422.6	$437.1	$(14.5)
Depreciation and amortization	165.8	143.0	22.8
Share-based compensation expense	29.2	23.6	5.6
Deferred income taxes	26.7	10.0	16.7
Inventories and accounts payable	(26.5)	14.8	(41.3)
Prepaid expenses and other current assets	2.3	1.8	0.5
Accrued expenses	(3.9)	2.1	(6.0)
Income taxes	4.2	11.8	(7.6)
Other, net	11.1	6.5	4.6
Net cash provided by operating activities	$631.5	$650.7	$(19.2)
(a) As a result of the adoption of ASU 2016-09, excess tax benefits on stock options exercised are no longer presented as a separate line item in the Consolidated Statements of Cash Flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

The $19.2 million decrease in net cash provided by operating activities in fiscal 2017, compared with fiscal 2016, primarily reflects the timing of receipts and payments in relation to inventory and accounts payable partially offset by increased depreciation and amortization due to new store growth and investments in information technology and infrastructure.

Index

Investing Activities

Investing activities used cash of $276.3 million, $238.0 million, and $369.3 million in fiscal 2018, 2017, and 2016, respectively. Fiscal 2016 had a significant cash outflow from investing activities related to the acquisition of Petsense.  Other than cash flows related to the acquisition of Petsense, cash flows from investing activities in the years presented are primarily composed of capital expenditures. Capital expenditures for fiscal 2018, 2017, and 2016 were as follows (in millions):

	Fiscal Year

	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
Information technology	$86.7	$82.1	$40.5
Distribution center capacity and improvements	82.0	45.8	21.0
New and relocated stores and stores not yet opened	68.0	79.3	111.2
Existing stores	41.5	43.0	53.1
Corporate and other	0.3	0.2	0.2
Total capital expenditures	$278.5	$250.4	$226.0

The sustained increase in spending on information technology represents continued support of our store growth and our omni-channel platform, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other long-term strategic growth initiatives.

Spending for distribution center capacity and improvements increased in fiscal 2018 and 2017 related to the construction of the new northeast distribution center in Frankfort, New York, and the expansion of our distribution center in Waverly, Nebraska. The new northeast distribution center in Frankfort, New York is nearing completion as it began receiving merchandise in the fourth fiscal quarter of 2018 and is expected to begin shipping merchandise to our stores in the first fiscal quarter of 2019. The expansion of the Waverly, Nebraska distribution center was completed during fiscal 2018.

The above table reflects an investment in 80 new Tractor Supply stores, 18 new Petsense stores, and four store relocations during fiscal 2018. In fiscal 2017, we opened 101 new Tractor Supply stores, 25 new Petsense stores, and had three store relocations. In fiscal 2016, we opened 113 new Tractor Supply stores, began operating 143 Petsense stores (including 8 new stores after acquisition), and had three store relocations.

Spending on existing stores principally reflects routine refresh activity. Spending in fiscal 2016 was higher than spending in fiscal 2018 and 2017 due to the investment in the chain-wide LED lighting retrofit, which began in fiscal 2016 and was completed in fiscal 2017.

Our projected capital expenditures for fiscal 2019 principally include a plan to open approximately 80 new Tractor Supply stores and 10 to 15 new Petsense stores, continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used cash of $440.9 million, $338.3 million, and $291.3 million in fiscal 2018, 2017, and 2016, respectively.
The $102.6 million increase in net cash used in financing activities in fiscal 2018, compared to fiscal 2017, was due to changes in the following (in millions):

	Fiscal Year

	2018	2017	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$(18.8)	$152.5	$(171.3)
Repurchase of common stock	(349.8)	(369.4)	19.6
Net proceeds from issuance of common stock	79.6	16.3	63.3
Cash dividends paid to stockholders	(147.1)	(133.8)	(13.3)
Other, net	(4.8)	(3.9)	(0.9)
Net cash used in financing activities	$(440.9)	$(338.3)	$(102.6)

Index

The increase in net cash used in financing activities in fiscal 2018, compared to fiscal 2017, is largely due to a decrease in borrowings, net of repayments, under our debt facilities, partially offset by an increase in proceeds from the issuance of common stock associated with the exercise of share-based compensation awards.

The $47.0 million increase in net cash used in financing activities in fiscal 2017, compared to fiscal 2016, was due to changes in the following (in millions):

	Fiscal Year

	2017	2016(a)	Variance
	(52 weeks)	(53 weeks)
Net borrowings and repayments under debt facilities	$152.5	$125.0	$27.5
Repurchase of common stock	(369.4)	(331.7)	(37.7)
Net proceeds from issuance of common stock	16.3	41.0	(24.7)
Cash dividends paid to stockholders	(133.8)	(122.3)	(11.5)
Other, net	(3.9)	(3.3)	(0.6)
Net cash used in financing activities	$(338.3)	$(291.3)	$(47.0)
(a) As a result of the adoption of ASU 2016-09, excess tax benefits on stock options exercised are no longer presented as a separate line item in the Consolidated Statement of Cash Flows. The presentation of fiscal 2016 has been adjusted to conform to the current presentation.

The increase in net cash used in financing activities in fiscal 2017, as compared to fiscal 2016, is due to incremental share repurchases of common stock and a reduction in proceeds from the issuance of common stock, partially offset by an increase in borrowings, net of repayments, under our debt facilities.

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

We repurchased approximately 5.0 million, 5.9 million, and 4.4 million shares of common stock under the share repurchase program at a total cost of $349.8 million, $369.4 million, and $331.7 million in fiscal 2018, 2017, and 2016, respectively.  As of December 29, 2018, the Company had remaining authorization under the share repurchase program of $520.0 million, exclusive of any fees, commissions, or other expenses.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $147.1 million, $133.8 million, and $122.3 million in fiscal 2018, 2017, and 2016, respectively. In fiscal 2018, we declared and paid cash dividends to stockholders of $1.20 per common share outstanding as compared to $1.05 and $0.92 per common share outstanding in fiscal 2017 and fiscal 2016, respectively. These payments reflect an increase in the quarterly dividend in the second quarter of fiscal 2018 to $0.31 per share from $0.27 per share and an increase in the quarterly dividend in the second quarter of fiscal 2017 to $0.27 per share from $0.24 per share.

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Company’s Board of Directors deem relevant.

Index

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 29, 2018 (in thousands):

	Payment Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases	$2,700,814	$344,836	$635,161	$544,845	$1,175,972
Capital leases (a)	43,064	5,215	10,528	7,152	20,169
Long-term debt (b)	483,442	37,280	80,181	184,747	181,234
	$3,227,320	$387,331	$725,870	$736,744	$1,377,375
(a) Capital lease obligations include related interest.
(b) Long-term debt obligations include an estimate of related interest after consideration of the interest rate swap agreements. See Notes 5 and 6 to the Consolidated Financial Statements for additional information regarding our interest rates.

At December 29, 2018, there were $33.5 million outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

The Company adopted new accounting guidance related to revenue recognition in the first quarter of fiscal 2018 using the modified retrospective transition method. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and related disclosures.

Refer to Note 15 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 29, 2018.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $1.6 million, $2.1 million, and $1.5 million in fiscal 2018, 2017, and 2016, respectively. As of December 29, 2018, we have no outstanding variable rate debt other than the borrowings which are covered by interest rate swaps; therefore, on a prospective basis, a 1% change in interest rates on our variable rate debt, in excess of that amount covered by the interest rate swaps, would result in no additional interest expense.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility, principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 29, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Gregory A. Sandfort	/s/ Kurt D. Barton
Gregory A. Sandfort Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 21, 2019	February 21, 2019

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Internal Control Over Financial Reporting
We have audited Tractor Supply Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Tractor Supply Company as of December 29, 2018 and December 30, 2017,and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes and our report dated February 21, 2019, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Tractor Supply Company (the Company) as of December 29, 2018 and December 30, 2017, the related Consolidated Statements of Income, Comprehensive Income, Stockholders' Equity, and Cash Flows for each of the three fiscal years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019, expressed an unqualified opinion thereon.

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
Nashville, Tennessee
February 21, 2019

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$7,911,046	$7,256,382	$6,779,579
Cost of merchandise sold	5,208,518	4,764,417	4,454,377
Gross profit	2,702,528	2,491,965	2,325,202
Selling, general and administrative expenses	1,823,440	1,639,749	1,488,164
Depreciation and amortization	177,351	165,834	142,958
Operating income	701,737	686,382	694,080
Interest expense, net	18,352	13,859	5,810
Income before income taxes	683,385	672,523	688,270
Income tax expense	151,028	249,924	251,150
Net income	$532,357	$422,599	$437,120

Net income per share – basic	$4.34	$3.31	$3.29
Net income per share – diluted	$4.31	$3.30	$3.27

Weighted average shares outstanding
Basic	122,651	127,588	132,905
Diluted	123,471	128,204	133,813

Dividends declared per common share outstanding	$1.20	$1.05	$0.92

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$532,357	$422,599	$437,120

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	456	1,371	1,392
Reclassification of stranded tax effects (ASU 2018-02)	—	595	—
Total other comprehensive income	456	1,966	1,392
Total comprehensive income	$532,813	$424,565	$438,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$86,299	$109,148
Inventories	1,589,542	1,453,208
Prepaid expenses and other current assets	114,447	88,252
Income taxes receivable	4,111	4,760
Total current assets	1,794,399	1,655,368

Property and equipment:
Land	100,767	99,336
Buildings and improvements	1,110,767	1,037,730
Furniture, fixtures and equipment	645,702	605,957
Computer software and hardware	349,500	266,898
Construction in progress	130,812	83,816
Property and equipment, gross	2,337,548	2,093,737
Accumulated depreciation and amortization	(1,203,084)	(1,049,234)
Property and equipment, net	1,134,464	1,044,503

Goodwill and other intangible assets	124,492	124,492
Deferred income taxes	6,607	18,494
Other assets	25,300	25,912
Total assets	$3,085,262	$2,868,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619,981	$576,568
Accrued employee compensation	54,046	31,673
Other accrued expenses	232,416	201,656
Current portion of long-term debt	26,250	25,000
Current portion of capital lease obligations	3,646	3,545
Income taxes payable	1,768	10,772
Total current liabilities	938,107	849,214

Long-term debt	381,100	401,069
Capital lease obligations, less current maturities	29,270	32,617
Deferred rent	107,038	105,906
Other long-term liabilities	67,927	61,290
Total liabilities	1,523,442	1,450,096

Stockholders’ equity:
Preferred Stock, $1.00 par value; 40 shares authorized; no shares issued	—	—
Common Stock, $0.008 par value; 400,000 shares authorized at December 29, 2018 and December 30, 2017; 171,887 shares issued and 121,828 shares outstanding at December 29, 2018 and 170,375 shares issued and 125,303 shares outstanding at December 30, 2017	1,375	1,363
Additional paid-in capital	823,413	716,228
Treasury Stock, at cost, 50,059 shares at December 29, 2018 and 45,072 shares at December 30, 2017	(2,480,677)	(2,130,901)
Accumulated other comprehensive income	3,814	3,358
Retained earnings	3,213,895	2,828,625
Total stockholders’ equity	1,561,820	1,418,673
Total liabilities and stockholders’ equity	$3,085,262	$2,868,769

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 26, 2015	134,224	$1,352	$596,131	$(1,429,790)	$—	$2,225,601	$1,393,294

Issuance of common stock under employee stock purchase plan	70	1	4,808				4,809
Exercise of stock options and restricted stock units	899	7	36,194				36,201
Share-based compensation			23,554				23,554
Tax benefit of stock options exercised			11,671				11,671
Repurchase of shares to satisfy tax obligations			(843)				(843)
Repurchase of common stock	(4,398)			(331,708)			(331,708)
Dividends paid						(122,272)	(122,272)
Change in fair value of interest rate swaps, net of taxes					1,392		1,392
Net income						437,120	437,120
Stockholders' equity at December 31, 2016	130,795	1,360	671,515	(1,761,498)	1,392	2,540,449	1,453,218

Issuance of common stock under employee stock purchase plan	83	1	4,282				4,283
Exercise of stock options and restricted stock units	349	2	12,045				12,047
Share-based compensation			29,202				29,202
Repurchase of shares to satisfy tax obligations			(816)				(816)
Repurchase of common stock	(5,924)			(369,403)			(369,403)
Dividends paid						(133,828)	(133,828)
Change in fair value of interest rate swaps, net of taxes					1,371		1,371
Net income						422,599	422,599
Reclassification of stranded tax effects (ASU 2018-02)					595	(595)	—
Stockholders' equity at December 30, 2017	125,303	1,363	716,228	(2,130,901)	3,358	2,828,625	1,418,673

Issuance of common stock under employee stock purchase plan	78	1	4,359				4,360
Exercise of stock options and restricted stock units	1,434	11	75,272				75,283
Share-based compensation			28,921				28,921
Repurchase of shares to satisfy tax obligations			(1,367)				(1,367)
Repurchase of common stock	(4,987)			(349,776)			(349,776)
Dividends paid						(147,087)	(147,087)
Change in fair value of interest rate swaps, net of taxes					456		456
Net income						532,357	532,357
Stockholders' equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2018	2017	2016
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$532,357	$422,599	$437,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,351	165,834	142,958
(Gain) / loss on disposition of property and equipment	(567)	460	579
Share-based compensation expense	28,921	29,202	23,554
Deferred income taxes	11,887	26,724	9,976
Change in assets and liabilities:
Inventories	(136,334)	(83,552)	(67,650)
Prepaid expenses and other current assets	(26,195)	2,305	1,782
Accounts payable	43,413	57,046	82,477
Accrued employee compensation	22,373	6,427	(18,237)
Other accrued expenses	36,406	(10,338)	20,368
Income taxes	(8,355)	4,210	11,787
Other	13,137	10,533	5,997
Net cash provided by operating activities	694,394	631,450	650,711
Cash flows from investing activities:
Capital expenditures	(278,530)	(250,401)	(226,017)
Proceeds from sale of property and equipment	2,216	11,220	362
Acquisition of Petsense, net of cash acquired	—	1,225	(143,610)
Net cash used in investing activities	(276,314)	(237,956)	(369,265)
Cash flows from financing activities:
Borrowings under debt facilities	1,193,500	1,180,000	945,000
Repayments under debt facilities	(1,212,250)	(1,027,500)	(820,000)
Debt issuance costs	(346)	(599)	(1,380)
Principal payments under capital lease obligations	(3,246)	(2,446)	(1,150)
Repurchase of shares to satisfy tax obligations	(1,367)	(816)	(843)
Repurchase of common stock	(349,776)	(369,403)	(331,708)
Net proceeds from issuance of common stock	79,643	16,330	41,010
Cash dividends paid to stockholders	(147,087)	(133,828)	(122,272)
Net cash used in financing activities	(440,929)	(338,262)	(291,343)
Net change in cash and cash equivalents	(22,849)	55,232	(9,897)
Cash and cash equivalents at beginning of year	109,148	53,916	63,813
Cash and cash equivalents at end of year	$86,299	$109,148	$53,916

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,069	$10,481	$6,124
Income taxes	146,918	219,081	232,258

Supplemental disclosures of non-cash activities:
Property and equipment acquired through capital lease	$—	$11,395	$10,493
Non-cash accruals for construction in progress	3,001	8,647	12,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 29, 2018, the Company operated a total of 1,940 retail stores in 49 states (1,765 Tractor Supply and Del’s retail stores and 175 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

In the first quarter of fiscal 2018, the Company adopted accounting guidance that allowed for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “TCJA”) as discussed in Note 15. This guidance was applied retrospectively, which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Consolidated Balance Sheets, Statements of Stockholders’ Equity, and Statements of Comprehensive Income as of and for the fiscal year ended December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options. The Company elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the Consolidated Statements of Cash Flows has been changed to conform to the presentation used in the current period. As a result, $11.7 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities have been reclassified as cash flows from operating activities in the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2016. Additionally, beginning in fiscal 2017, the Consolidated Statements of Stockholders’ Equity are no longer impacted by the excess tax benefits or deficiencies from the exercise of stock options.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal year ended December 29, 2018, consisted of 52 weeks, the fiscal year ended December 30, 2017, consisted of 52 weeks and the fiscal year ended December 31, 2016, consisted of 53 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory, and other benchmarks.  The Company

Index

has established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term.  However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

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

Self-Insurance Reserves

The Company self-insures a significant portion of its employee medical insurance, workers’ compensation insurance and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. For self-insured employee medical claims, we have a stop-loss limit of $300,000 per person per year. Our deductible or self-insured retention, as applicable, for each claim involving workers’ compensation insurance and general liability insurance is limited to $500,000 and our Texas Work Injury Policy is limited to $500,000. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

The full extent of certain claims, especially workers’ compensation and general liability claims, may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, industry factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 29, 2018, the Company had net insurance reserves of $65.0 million compared to $57.9 million at December 30, 2017.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Index

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

No significant impairment charges were recognized in fiscal 2018, 2017, or 2016.  Impairment charges are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

No significant impairment charges were recognized in fiscal 2018, 2017, or 2016.  Impairment charges are included in SG&A expenses in the Consolidated Statements of Income.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $11.3 million and $3.8 million as of December 29, 2018 and December 30, 2017, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as

Index

“breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $2.6 million, $2.4 million, and $1.9 million in fiscal 2018, 2017, and 2016, respectively.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight and duty expenses associated with moving merchandise inventories from vendors to distribution facilities, from distribution facilities to retail stores, from one distribution facility to another, and directly to our customers; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product and excess inventory quantities.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs for retail, distribution facility, and corporate employees; share-based compensation expenses; occupancy costs of retail, distribution, and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel, and lodging.

Advertising Costs

Advertising costs consist of expenses incurred in connection with newspaper circulars and customer-targeted direct mail, as well as limited television, radio, digital and social media offerings, and other promotions.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $83.4 million, $81.3 million, and $84.2 million for fiscal 2018, 2017, and 2016, respectively.  Prepaid advertising costs were approximately $1.3 million and $1.1 million as of December 29, 2018, and December 30, 2017, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $209.7 million, $182.1 million, and $166.8 million for fiscal 2018, 2017, and 2016, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $8.5 million, $10.8 million, and $9.9 million for fiscal 2018, 2017, and 2016, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include incentive and non-qualified stock options, restricted stock units, and performance-based restricted share units. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to most employees that work at least 20 hours per week.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate, and expected term. The Company relies on historical volatility trends to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected term of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

In addition to the key assumptions used in the Black-Scholes model, the estimated forfeiture rate at the time of valuation (which is based on historical experience for similar options) is a critical assumption, as it reduces expense ratably over the vesting period.

Index

The Company adjusts this estimate periodically, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The fair value of the Company’s restricted stock units and performance-based restricted share units is the closing stock price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award.

The Company believes its estimates are reasonable in the context of historical experience.  Future results will depend on, among other matters, levels of share-based compensation granted in the future, actual forfeiture rates, and the timing of option exercises.

Depreciation and Amortization

Depreciation includes expenses related to all retail, distribution facility, and corporate assets.  Amortization includes expenses related to definite-lived intangible assets.

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

Index

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding. Dilutive shares are computed using the treasury stock method for stock options, restricted stock units, and performance-based restricted share units. Performance-based restricted share units are included in diluted shares only if the relative performance conditions have been considered satisfied as of the end of the reporting period.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $408.8 million and $427.5 million in borrowings under our debt facilities (as discussed in Note 5) as of December 29, 2018 and December 30, 2017, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was a $5.8 million and $5.2 million asset as of December 29, 2018 and December 30, 2017, respectively.

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

Index

Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value.  Inventory cost consists of the direct cost of merchandise including freight.  Inventories are net of shrinkage, obsolescence, other valuations, and vendor allowances.

Property and Equipment

Property and equipment are carried at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.  Improvements to leased premises are amortized using the straight-line method over the initial term of the lease or the useful life of the improvement, whichever is less. The following estimated useful lives are generally applied:

Life
Buildings	30 – 35 years
Leasehold and building improvements	1 – 35 years
Furniture, fixtures and equipment	5 – 10 years
Computer software and hardware	2 – 7 years

The Company entered into agreements with various governmental entities in the states of Kentucky, Georgia, and Tennessee to implement tax abatement plans related to its distribution center in Franklin, Kentucky (Simpson County), its distribution center in Macon, Georgia (Bibb County), and its Store Support Center in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 29, 2018:

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

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is two to seven years.  Computer software consists of software developed for internal-use and third-party software purchased for internal-use.  A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life.  These costs are included in computer software and hardware in the accompanying Consolidated Balance Sheets.  Certain software costs not meeting the criteria for capitalization are expensed as incurred.

Store Closing Costs

The Company regularly evaluates the performance of its stores and periodically closes those stores that are underperforming.  The Company records a liability for costs associated with an exit or disposal activity when the liability is incurred, usually in the period the store closes.  Store closing costs were not significant to the results of operations for any of the fiscal years presented.

Index

Leases

Assets under capital leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.

Certain operating leases include rent increases during the lease term.  For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease (which includes the pre-opening period of construction, renovation, fixture and merchandise placement) and records the difference between the expense charged to operations and amounts paid as a deferred rent liability.

The Company occasionally receives reimbursements from landlords to be used towards improving the related store to be leased.  Leasehold improvements are recorded at their gross costs, including items reimbursed by landlords.  Related reimbursements are deferred and amortized on a straight-line basis as a reduction of rent expense over the applicable lease term.

Note 2 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and certain transactions under the Company’s ESPP.  Share-based compensation expense is recognized based on the grant date fair value of all stock options, restricted stock units, and performance-based restricted share units plus a discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company’s share-based compensation plans during fiscal 2017 or 2016. In fiscal 2018, there were no significant modifications to the Company’s share-based compensation plans prior to May 10, 2018, when the Company’s shareholders approved the 2018 Omnibus Incentive Plan (the “2018 Plan”) replacing the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan. Subject to adjustment as provided by the terms of the 2018 Plan, the maximum number of shares of common stock with respect to which awards may be granted under the 2018 Plan is 12,562,318. The maximum number of shares with respect to which awards may be granted under the 2018 Plan shall be increased by the number of shares with respect to which options or other awards were granted under the 2009 Stock Incentive Plan or the 2006 Stock Incentive Plan but which terminate, expire unexercised, or are settled for cash, forfeited, or canceled without the delivery of shares after the effective date of the 2018 Plan.

Under our 2018 Plan, awards may be granted to officers, non-employee directors, other employees, and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant and certain awards will vest only upon established performance conditions being met. At December 29, 2018, the Company had approximately 12.7 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense, including changes in expense for modifications, if any, of awards, was $28.9 million, $29.2 million, and $23.6 million for fiscal 2018, 2017, and 2016, respectively.

Stock Options

Under the Company’s share-based compensation plans, options may be granted to current or prospective officers or employees, non-employee directors, and independent contractors.  The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  Vesting of options commences at various anniversary dates following the dates of grant.

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2018, 2017, and 2016, as well as a summary of the methodology applied to develop each assumption, are as follows:

Index

	Fiscal Year
	2018	2017	2016
Expected price volatility	26.4 - 27.0%	25.1 - 26.0%	25.5 - 27.9%
Risk-free interest rate	2.5 - 3.0%	1.7 - 1.9%	0.9 - 1.3%
Weighted average expected term (in years)	4.5	4.4	4.4
Forfeiture rate	7.3%	7.2%	7.1%
Dividend yield	1.6%	1.3%	0.9%

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

Risk-Free Interest Rate — This is the U.S. Treasury Constant Maturity rate over a term equal to the expected term of the option. An increase in the risk-free interest rate will increase compensation expense.

Weighted Average Expected Term — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted generally have a maximum term of ten years. An increase in the expected term will increase compensation expense.

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience. An increase in the forfeiture rate will decrease compensation expense.

Dividend Yield — This is the estimated dividend yield for the weighted average expected term of the option granted. An increase in the dividend yield will decrease compensation expense.

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2017	4,998,526	$68.46		6.9	$50,145
Granted	693,634	67.81	$15.02
Exercised	(1,380,136)	54.55
Canceled	(258,638)	77.83
Outstanding at December 29, 2018	4,053,386	$72.49		7.0	$46,472

Exercisable at December 29, 2018	2,173,274	$72.32		5.8	$25,747

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 29, 2018, total unrecognized compensation expense related to non-vested stock options was approximately $12.3 million with a weighted average expense recognition period of 1.6 years.

There were no material modifications to options in fiscal 2018, 2017, or 2016.

Other information relative to options activity during fiscal 2018, 2017, and 2016 is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Total fair value of stock options vested	$18,247	$15,996	$15,184
Total intrinsic value of stock options exercised	$43,476	$9,237	$39,696

Index

Restricted Stock Units

The Company issues shares for restricted stock units once vesting occurs and related restrictions lapse.  The fair value of the restricted stock units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award. The units vest over a one to three-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, those shares are not issued until a later date. A summary of restricted stock unit activity is presented below:

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 30, 2017	223,230	$67.92
Granted	309,978	64.00
Exercised	(70,845)	75.16
Forfeited	(24,293)	65.84
Restricted at December 29, 2018	438,070	$64.09

Other information relative to restricted stock unit activity during fiscal 2018, 2017, and 2016 is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Total grant date fair value of restricted stock units vested and issued	$5,325	$3,301	$3,072
Total intrinsic value of restricted stock units vested and issued	$5,364	$3,465	$5,104

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 53,714, 39,314, and 48,267 shares as a result of vested restricted stock units during fiscal 2018, 2017, and 2016, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 17,131, 11,755, and 10,236 shares withheld to satisfy $1.4 million of employees’ tax obligations during fiscal 2018 and $0.8 million during both fiscal 2017 and 2016.

There were no material modifications to restricted stock units in fiscal 2018, 2017, or 2016.

As of December 29, 2018, total unrecognized compensation expense related to non-vested restricted stock units was approximately $13.5 million with a weighted average expense recognition period of 2.0 years.

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a one-year performance period. Issuance is based upon the level of achievement of the relative performance targets. If the performance targets are achieved, the units will vest on a pro-rata basis over a three-year period. The fair value of the performance-based restricted share units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the awards. A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 30, 2017	—	$—
Granted (a)	41,310	63.90
Exercised	—	—
Forfeited	—	—
Restricted at December 29, 2018	41,310	$63.90
(a)Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets.

Index

There were no vested or issued performance-based restricted share units as of fiscal 2018, 2017, or 2016, and as such, there was no associated fair value or intrinsic value for these awards.

There were no material modifications to performance-based restricted share units in fiscal 2018, 2017, or 2016.

As of December 29, 2018, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $1.3 million with a weighted average expense recognition period of 2.2 years.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 77,458, 83,155, and 69,562 shares of common stock during fiscal 2018, 2017, and 2016, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.1 million, $1.0 million, and $1.1 million in fiscal 2018, 2017, and 2016, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 29, 2018, there were approximately 11.9 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 – Acquisition of Petsense:

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

Index

Note 4 – Goodwill and Other Intangible Assets:

Goodwill

The Company had approximately $93.2 million of goodwill at December 29, 2018 and December 30, 2017. The changes in the carrying amount of goodwill for the years ended December 29, 2018 and December 30, 2017, are as follows (in thousands):

	Fiscal Year
	2018	2017
Balance, beginning of year	$93,192	$94,417
Working capital settlement	—	(1,225)
Balance, end of year	$93,192	$93,192

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

In the fourth quarter of fiscal 2018, the Company completed its annual impairment testing of goodwill and no impairment was identified. The Company determined that the fair value of each reporting unit (including goodwill) was in excess of the carrying value of the respective reporting unit.  In reaching this conclusion, the fair value of each reporting unit was determined based on either a market or an income approach.  Under the market approach, the fair value is based on observed market data.

Other Intangible Assets

The Company had approximately $31.3 million of intangible assets other than goodwill at December 29, 2018 and December 30, 2017. The intangible asset balance represents the estimated fair value of the Petsense tradename, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon.

With respect to intangible assets, we evaluate for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss only if the carrying amount is not recoverable through its discounted cash flows and measure the impairment loss based on the difference between the carrying value and fair value. In the fourth quarter of fiscal 2018, the Company completed its annual impairment testing of intangible assets and no impairment was identified.

Index

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 29, 2018	December 30, 2017
Senior Notes	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	165.0	180.0
June 2017 Term Loan	93.8	97.5
Revolving credit loans	—	—
Total outstanding borrowings	408.8	427.5
Less: unamortized debt issuance costs	(1.4)	(1.4)
Total debt	407.4	426.1
Less: current portion of long-term debt	(26.3)	(25.0)
Long-term debt	$381.1	$401.1

Outstanding letters of credit	$33.5	$39.6

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

Index

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.500% at December 29, 2018) or the London Inter-Bank Offer Rate (“LIBOR”) (2.503% at December 29, 2018) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at December 29, 2018), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at December 29, 2018), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.500% at December 29, 2018) or LIBOR (2.503% at December 29, 2018) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 29, 2018, the Company was in compliance with all debt covenants.

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of December 29, 2018, the notional amount of the interest rate swap was $165.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of December 29, 2018, the notional amount of the interest rate swap was $93.8 million.

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

Index

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

The assets measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

	Balance Sheet Location	December 29, 2018	December 30, 2017
Interest rate swaps (short-term portion)	Other current assets	$2,601	$900
Interest rate swaps (long-term portion)	Other assets	3,222	4,252
Total net assets		$5,823	$5,152

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in Accumulated Other Comprehensive Income (“AOCI”), and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2018	2017
Beginning fiscal year AOCI balance	$3,358	$1,392
Current fiscal year gain recognized in OCI	456	1,371
Reclassification of stranded tax effects to retained earnings (a)	—	595
Other comprehensive gain, net of tax	456	1,966
Ending fiscal year AOCI balance	$3,814	$3,358
(a) AOCI for the fiscal year ended December 30, 2017 has been adjusted from previously reported amounts as a result of the adoption of ASU 2018-02 as discussed in Notes 1 and 15 to the Consolidated Financial Statements.

Cash flows related to the interest rate swaps are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Year
	Financial Statement Location	2018	2017	2016
Effective portion of gains recognized in OCI during the period	Other comprehensive income	$612	$2,240	$2,283
Ineffective portion of gains recognized in earnings during the period	Interest expense, net	59	95	534

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2018	2017
Income tax expense of interest rate swaps on AOCI	$156	$869

Index

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at December 29, 2018, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of December 29, 2018, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of December 29, 2018, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

Note 7 – Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, transportation equipment, and other equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2037.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year.  The sales levels vary for each store and are established in the lease agreements.  Generally, most of the leases also require that the Company pays associated taxes, insurance, and maintenance costs.
Total rent expense was approximately $342.2 million, $319.5 million, and $293.0 million for fiscal 2018, 2017, and 2016, respectively.  Total contingent rent expense was insignificant for fiscal 2018, 2017, and 2016.

Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

	Capital Leases	Operating Leases
2019	$5,215	$344,836
2020	5,234	328,589
2021	5,294	306,572
2022	4,172	284,327
2023	2,980	260,518
Thereafter	20,169	1,175,972
Total minimum lease payments	43,064	$2,700,814
Amount representing interest	(10,148)
Present value of minimum lease payments	32,916
Less: current portion	(3,646)
Long-term capital lease obligations	$29,270

Assets under capital leases were as follows (in thousands):

	December 29, 2018	December 30, 2017
Building and improvements, gross	$29,324	$29,324
Computer software and hardware	11,388	11,388
Less: accumulated depreciation and amortization	(10,690)	(6,462)
Assets under capital lease, net	$30,022	$34,250

Note 8 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Index

Dividends

During fiscal 2018 and 2017, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid
November 7, 2018	$0.31	November 26, 2018	December 11, 2018
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

November 6, 2017	$0.27	November 20, 2017	December 5, 2017
August 7, 2017	$0.27	August 21, 2017	September 6, 2017
May 8, 2017	$0.27	May 22, 2017	June 6, 2017
February 8, 2017	$0.24	February 27, 2017	March 14, 2017

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, as well as other factors which the Company’s Board of Directors deem relevant.

On February 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share of the Company’s common stock.  The dividend will be paid on March 12, 2019, to stockholders of record as of the close of business on February 25, 2019.

Note 9 – Treasury Stock:

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

The Company repurchased approximately 5.0 million, 5.9 million, and 4.4 million shares of common stock under the share repurchase program at a total cost of $349.8 million, $369.4 million, and $331.7 million in fiscal 2018, 2017, and 2016, respectively.  As of December 29, 2018, the Company had remaining authorization under the share repurchase program of $520.0 million, exclusive of any fees, commissions or other expenses.

Note 10 – Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2018
	Net Income	Shares	Per Share Amount
Basic net income per share	$532,357	122,651	$4.34
Dilutive stock options and other share-based awards outstanding	—	820	(0.03)
Diluted net income per share	$532,357	123,471	$4.31

Index

	Fiscal Year
	2017
	Net Income	Shares	Per Share Amount
Basic net income per share	$422,599	127,588	$3.31
Dilutive stock options and other share-based awards outstanding	—	616	(0.01)
Diluted net income per share	$422,599	128,204	$3.30

	Fiscal Year
	2016
	Net Income	Shares	Per Share Amount
Basic net income per share	$437,120	132,905	$3.29
Dilutive stock options and other share-based awards outstanding	—	908	(0.02)
Diluted net income per share	$437,120	133,813	$3.27

Anti-dilutive stock awards excluded from the above calculations totaled approximately 3.1 million, 3.9 million, and 1.9 million shares in fiscal 2018, 2017, and 2016, respectively.

Note 11 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2018	2017	2016
Current tax expense:
Federal	$123,388	$207,986	$221,207
State	15,597	14,516	20,858
Total current	138,985	222,502	242,065

Deferred tax expense (benefit):
Federal	9,650	22,469	12,256
State	2,393	4,953	(3,171)
Total deferred	12,043	27,422	9,085
Total provision	$151,028	$249,924	$251,150

Index

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2018	December 30, 2017
Tax assets:
Inventory valuation	$14,417	$13,029
Accrued employee benefits costs	15,333	7,092
Accrued sales tax audit reserve	3,419	3,479
Rent expenses in excess of cash payments required	25,628	24,728
Deferred compensation	17,598	20,299
Workers’ compensation insurance	9,900	9,153
General liability insurance	5,410	4,265
Lease exit obligations	2,010	1,829
Income tax credits	5,773	4,206
Other	9,160	6,997
	108,648	95,077
Tax liabilities:
Inventory basis difference	(4,590)	(4,141)
Prepaid expenses	(1,912)	(1,423)
Depreciation	(87,417)	(65,650)
Amortization	(6,039)	(3,818)
Other	(2,083)	(1,551)
	(102,041)	(76,583)

Net deferred tax asset	$6,607	$18,494

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA made broad and complex changes to the U.S. tax code including, but not limited to, a reduction of the federal income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. This change required the Company to remeasure our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which generally is 21% for federal income tax purposes. As permitted by the SEC Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act”, we recorded a provisional estimate of the effects of the TCJA on our existing deferred tax balances as of December 30, 2017, and recognized a provisional amount of $4.9 million, which was included as a component of income tax expense from continuing operations in fiscal 2017. We have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 29, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $5.7 million and $5.1 million as of December 29, 2018 and December 30, 2017, respectively, with varying dates of expiration between 2018 and 2030.  The Company provided no valuation allowance as of December 29, 2018 and December 30, 2017 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

Index

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2018	2017	2016
Tax provision at statutory rate	$143,511	$235,383	$240,894
Tax effect of:
State income taxes, net of federal tax benefits	18,019	14,320	15,527
Section 162(m) limitation	2,581	1,223	633
Tax credits, net of federal tax benefits	(7,140)	(5,060)	(7,227)
Share-based compensation programs	(4,522)	(1,040)	—
Enactment of tax legislation	—	4,856	—
Other	(1,421)	242	1,323
Total income tax expense	$151,028	$249,924	$251,150

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2014.  Various states have completed an examination of our income tax returns for 2014 through 2016 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $2.1 million at December 29, 2018. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 28, 2019.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Balance at beginning of year	$1,993	$1,579	$2,922
Additions based on tax positions related to the current year	621	527	460
Additions for tax positions of prior years	257	14	139
Reductions for tax positions of prior years	(420)	(127)	(1,829)
Reductions due to audit results	—	—	(113)
Balance at end of year	$2,451	$1,993	$1,579

Note 12 – Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $8.5 million, $7.4 million, and $6.6 million during fiscal 2018, 2017, and 2016, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.6 million, $0.5 million, and $0.6 million during fiscal 2018, 2017, and 2016, respectively.

Index

Note 13 – Commitments and Contingencies:

Construction and Real Estate Commitments

At December 29, 2018, the Company had no material contractual commitments related to construction projects extending greater than twelve months.

Letters of Credit

At December 29, 2018, there were $33.5 million outstanding letters of credit under the 2016 Senior Credit Facility.

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

Note 14 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2018, 2017, and 2016:

	Percent of Net Sales
	Fiscal Year
Product Category:	2018	2017	2016
Livestock and Pet	47%	47%	46%
Hardware, Tools and Truck	22	22	22
Seasonal, Gift and Toy Products	19	19	19
Clothing and Footwear	8	8	8
Agriculture	4	4	5
Total	100%	100%	100%

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

Index

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.  This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.  The Company adopted this guidance in the first quarter of fiscal 2018 using a retrospective application, which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Consolidated Balance Sheets, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Comprehensive Income as of and for the fiscal year ended December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.”  The new guidance provides SEC Staff views on income tax accounting implications of the TCJA signed into law in December 2017.  The guidance clarifies the measurement period timeframe, changes in subsequent reporting periods and reporting requirements as a result of the TCJA.  The Company adopted this guidance in the first quarter of fiscal 2018. As further discussed in Note 11, the Company recorded a provisional impact of the TCJA in fiscal 2017. We have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 29, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of our accounting analysis were not material to our Consolidated Financial Statements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This update permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases,” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  These new leasing standards are effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company intends to adopt this guidance in the first quarter of fiscal 2019 using the optional transition method provided by

Index

ASU 2018-11. We have made substantial progress in executing our implementation plan. We are electing the package of practical expedients, which among other things, allows us to carry forward our prior lease classifications under ASC 840. Adoption of the standard is expected to result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $2.0 billion to $2.2 billion. We are evaluating the disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in fiscal 2019. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows.

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

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” which expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate (SOFR) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted if an entity has previously adopted ASU 2017-12.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Index

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 29, 2018.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2018, our disclosure controls and procedures were effective.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2019, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2019, is incorporated herein by reference.

Index

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2019, is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 29, 2018, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	4,532,766	(a)	$72.49	(b)	12,688,826
Employee Stock Purchase Plan	—		—		11,933,374
Equity compensation plans not approved by security holders	—		—		—
Total	4,532,766		$72.49		24,622,200
(a) Includes 4,053,386 outstanding stock options, 398,248 unvested restricted stock units and 39,822 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 41,310 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).
(b) Excludes restricted stock units and performance-based restricted share units which have a weighted average exercise price of zero.

The information set forth in Note 2 to the Consolidated Financial Statements contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2019, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2019, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 39 through 70 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

Index

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

TRACTOR SUPPLY COMPANY

Date:	February 21, 2019	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2019
/s/ Gregory A. Sandfort Gregory A. Sandfort	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 21, 2019
/s/ Peter D. Bewley Peter D. Bewley	Director	February 21, 2019
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 21, 2019
/s/ Denise L. Jackson Denise L. Jackson	Director	February 21, 2019
/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Director	February 21, 2019
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 21, 2019
/s/ George MacKenzie George MacKenzie	Director	February 21, 2019
/s/ Edna K. Morris Edna K. Morris	Director	February 21, 2019
/s/ Mark J. Weikel Mark J. Weikel	Director	February 21, 2019

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

10.29
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

10.30
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

Index

10.31
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, Commission File No. 000-23314, and incorporated herein by reference).

10.32
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.33
Form of Performance Share Unit Agreement for the Chief Executive Officer under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.34
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.35
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.36
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.37
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.38
Form of Indemnification Agreement, by and between Tractor Supply Company and each of its executive officers and directors, dated November 8, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 14, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.39*	Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.40*	Form of Performance Share Unit Agreement for Chief Executive Officer under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.41*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.42*	Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2018, filed with the SEC on February 21, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 29, 2018 and December 30, 2017, (ii) the Consolidated Statements of Income for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, and (vi) the Notes to Consolidated Financial Statements.

*           Filed herewith
+           Management contract or compensatory plan or arrangement