Form 10-Q
period 2019-03-30
TRACTOR SUPPLY CO /DE/
filed 2019-05-09
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Not Applicable	(615) 440-4000
(Former name, former address and former fiscal year, if changed since last report)	(Registrant’s Telephone Number, Including Area Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐   NO ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 27, 2019
Common Stock, $.008 par value	120,641,792

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 30, 2019	December 29, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$102,215	$86,299	$132,398
Inventories	1,881,332	1,589,542	1,760,065
Prepaid expenses and other current assets	90,692	114,447	86,815
Income taxes receivable	4,846	4,111	4,815
Total current assets	2,079,085	1,794,399	1,984,093

Property and equipment, net	1,120,869	1,134,464	1,050,399
Operating lease right-of-use assets	2,086,950	—	—
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	—	6,607	18,585
Other assets	25,805	25,300	30,218
Total assets	$5,437,201	$3,085,262	$3,207,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785,068	$619,981	$732,524
Accrued employee compensation	28,704	54,046	23,274
Other accrued expenses	204,797	232,416	200,053
Current portion of long-term debt	21,250	26,250	25,000
Current portion of finance lease liabilities	3,683	3,646	3,545
Current portion of operating lease liabilities	260,441	—	—
Income taxes payable	7,991	1,768	29,539
Total current liabilities	1,311,934	938,107	1,013,935

Long-term debt	605,695	381,100	679,565
Finance lease liabilities, less current portion	28,336	29,270	31,717
Operating lease liabilities, less current portion	1,929,520	—	—
Deferred income taxes	6,878	—	—
Deferred rent	—	107,038	106,542
Other long-term liabilities	69,262	67,927	62,783
Total liabilities	3,951,625	1,523,442	1,894,542

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,380	1,375	1,364
Additional paid-in capital	864,738	823,413	728,588
Treasury stock	(2,635,996)	(2,480,677)	(2,288,364)
Accumulated other comprehensive income	3,067	3,814	5,190
Retained earnings	3,252,387	3,213,895	2,866,467
Total stockholders’ equity	1,485,576	1,561,820	1,313,245
Total liabilities and stockholders’ equity	$5,437,201	$3,085,262	$3,207,787

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented.

172,457, 171,887, and 170,498 shares issued; 120,674, 121,828, and 123,059 shares outstanding at March 30, 2019, December 29, 2018, and March 31, 2018, respectively.
Treasury Stock (at cost, shares in thousands): 51,783, 50,059, and 47,439 shares at March 30, 2019, December 29, 2018, and March 31, 2018, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$1,822,220	$1,682,901
Cost of merchandise sold	1,207,236	1,119,252
Gross profit	614,984	563,649
Selling, general and administrative expenses	465,809	426,113
Depreciation and amortization	45,767	42,787
Operating income	103,408	94,749
Interest expense, net	4,930	4,468
Income before income taxes	98,478	90,281
Income tax expense	21,646	18,848
Net income	$76,832	$71,433

Net income per share – basic	$0.63	$0.57
Net income per share – diluted	$0.63	$0.57

Weighted average shares outstanding:
Basic	121,211	124,477
Diluted	122,152	125,174

Dividends declared per common share outstanding	$0.31	$0.27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$76,832	$71,433

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	(1,464)	1,832
Total other comprehensive income	(1,464)	1,832
Total comprehensive income	$75,368	$73,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Dividends paid						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2017	125,303	$1,363	$716,228	$(2,130,901)	$3,358	$2,828,625	$1,418,673
Common stock issuance under stock award plans & ESPP	123	1	4,362				4,363
Share-based compensation			8,567				8,567
Repurchase of shares to satisfy tax obligations			(569)				(569)
Repurchase of common stock	(2,367)			(157,463)			(157,463)
Dividends paid						(33,591)	(33,591)
Change in fair value of interest rate swaps, net of taxes					1,832		1,832
Net income						71,433	71,433
Stockholders’ equity at March 31, 2018	123,059	$1,364	$728,588	$(2,288,364)	$5,190	$2,866,467	$1,313,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$76,832	$71,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,767	42,787
(Gain) / loss on disposition of property and equipment	(224)	94
Share-based compensation expense	9,624	8,567
Deferred income taxes	13,485	(91)
Change in assets and liabilities:
Inventories	(291,790)	(306,857)
Prepaid expenses and other current assets	23,755	1,437
Accounts payable	165,087	155,956
Accrued employee compensation	(25,342)	(8,399)
Other accrued expenses	(31,159)	(5,226)
Income taxes	5,488	18,712
Other	(4,547)	(276)
Net cash used in operating activities	(13,024)	(21,863)
Cash flows from investing activities:
Capital expenditures	(28,785)	(45,144)
Proceeds from sale of property and equipment	358	13
Net cash used in investing activities	(28,427)	(45,131)
Cash flows from financing activities:
Borrowings under debt facilities	385,000	375,000
Repayments under debt facilities	(165,500)	(96,250)
Debt issuance costs	—	(346)
Principal payments under finance lease liabilities	(897)	(900)
Repurchase of shares to satisfy tax obligations	(3,026)	(569)
Repurchase of common stock	(155,319)	(157,463)
Net proceeds from issuance of common stock	34,732	4,363
Cash dividends paid to stockholders	(37,623)	(33,591)
Net cash provided by financing activities	57,367	90,244
Net change in cash and cash equivalents	15,916	23,250
Cash and cash equivalents at beginning of period	86,299	109,148
Cash and cash equivalents at end of period	$102,215	$132,398

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,137	$2,534
Income taxes	2,080	789

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$6,540	$12,270
Operating lease assets and liabilities recognized upon adoption of ASC 842	2,084,880	—
Increase of operating lease assets and liabilities from new or modified leases	64,519	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 30, 2019, the Company operated a total of 1,951 retail stores in 49 states (1,775 Tractor Supply and Del’s retail stores and 176 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

In the first quarter of fiscal 2019, the Company adopted lease accounting guidance as discussed in Note 7 and Note 13 to the Condensed Consolidated Financial Statements. Adoption of the new lease accounting guidance had a material impact to our Condensed Consolidated Balance Sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $2.08 billion as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No adjustment to retained earnings was made as a result of the adoption of this guidance. Consistent with the optional transition method, the financial information in the Condensed Consolidated Balance Sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact our Condensed Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 7 and Note 13 to the Condensed Consolidated Financial Statements.

In the first quarter of fiscal 2019, the Company adopted Accounting Standards Update 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” using the modified retrospective transition method. This method allows for a cumulative effect adjustment to retained earnings, as of the effective date in the period of adoption, for previously recorded amounts of hedge ineffectiveness. Upon adoption of the guidance, we recognized a cumulative-effect adjustment of $0.7 million, from retained earnings to accumulated other comprehensive income. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures. For additional information on the required disclosures related to the impact of adopting this guidance, see Note 6 and Note 13 to the Condensed Consolidated Financial Statements.

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

Index

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $628.3 million in borrowings under its debt facilities (as discussed in Note 5) at March 30, 2019, $408.8 million in borrowings at December 29, 2018, and $706.3 million in borrowings at March 31, 2018. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6, the fair value of the interest rate swaps, excluding accrued interest, was a $3.9 million asset at March 30, 2019, a $5.8 million asset at December 29, 2018, and a $7.6 million asset at March 31, 2018.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and certain transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all stock options, restricted stock units, and performance-based restricted share units plus a 15% discount on shares purchased by employees as a part of the ESPP. The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended
March 30, 2019.

For the first quarters of fiscal 2019 and 2018, share-based compensation expense was $9.6 million and $8.6 million, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2019:

Fiscal three months ended
March 30, 2019
Stock options granted	389,290
Weighted average exercise price	$89.59
Weighted average grant date fair value per option	$20.93

As of March 30, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $16.5 million with a remaining weighted average expense recognition period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2019:

Fiscal three months ended
March 30, 2019
Restricted stock units granted	230,820
Performance-based restricted share units granted (a)	56,379
Weighted average grant date fair value per share	$86.35
(a) Assumes 100% target level achievement of the relative performance targets.

In fiscal 2019, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals. If the performance targets are achieved, the units will be issued based on the achievement level and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant.

Index

As of March 30, 2019, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $33.9 million with a remaining weighted average expense recognition period of 2.4 years.

Note 4 – Net Income Per Share:

The Company presents both basic and diluted net income per share on the face of the unaudited Condensed Consolidated Statements of Income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding during the period. Dilutive shares are computed using the treasury stock method for share-based awards. Performance-based restricted share units are included in diluted shares only if the related performance conditions are considered satisfied as of the end of the reporting period. Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal three months ended			Fiscal three months ended
	March 30, 2019			March 31, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$76,832	121,211	$0.63	$71,433	124,477	$0.57
Dilutive effect of share-based awards	—	941	—	—	697	—
Diluted net income per share:	$76,832	122,152	$0.63	$71,433	125,174	$0.57

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.3 million and 3.7 million shares for the three months ended March 30, 2019 and March 31, 2018, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 30, 2019	December 29, 2018	March 31, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	155.0	165.0	175.0
June 2017 Term Loan	91.3	93.8	96.3
Revolving credit loans	232.0	—	285.0
Total outstanding borrowings	628.3	408.8	706.3
Less: unamortized debt issuance costs	(1.3)	(1.4)	(1.7)
Total debt	627.0	407.4	704.6
Less: current portion of long-term debt	(21.3)	(26.3)	(25.0)
Long-term debt	$605.7	$381.1	$679.6

Outstanding letters of credit	$35.4	$33.5	$42.8

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

Index

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

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”) consisting of a $200 million term loan (the “February 2016 Term Loan”) and a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured and matures on February 19, 2022.

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.500% at March 30, 2019) or the London Inter-Bank Offer Rate (“LIBOR”) (2.495% at March 30, 2019) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at March 30, 2019), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at March 30, 2019), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.500% at March 30, 2019) or LIBOR (2.495% at March 30, 2019) plus an additional 1.000% per annum. As further described in Note 6, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of March 30, 2019, the Company was in compliance with all debt covenants.

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

Index

beneficial to the lenders thereunder, the Note Purchase Agreement shall be automatically amended to include such additional or amended covenants and/or default provisions.

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 5, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of March 30, 2019, the notional amount of the interest rate swap was $155.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 5. As of March 30, 2019, the notional amount of the interest rate swap was $91.3 million.

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

The Company has designated its interest rate swap agreements as cash flow hedges and accounts for the underlying activity in accordance with hedge accounting. The interest rate swaps are presented within the Condensed Consolidated Balance Sheets at fair value. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income (“OCI”), net of related income taxes, and reclassified into earnings in the same income statement line and period during which the hedged transactions affect earnings.

As of March 30, 2019, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of March 30, 2019.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	March 30, 2019	December 29, 2018	March 31, 2018
Interest rate swaps (short-term portion)	Other current assets	$2,200	$2,601	$1,950
Interest rate swaps (long-term portion)	Other assets	1,676	3,222	5,698
Total derivative assets		$3,876	$5,823	$7,648

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	March 30, 2019	December 29, 2018	March 31, 2018
Beginning fiscal year AOCI balance	$3,814	$3,358	$3,358
Current fiscal period (loss)/gain recognized in OCI	(1,464)	456	1,832
Cumulative adjustment as a result of ASU 2017-12 adoption	717	—	—
Other comprehensive (loss)/gain, net of tax	(747)	456	1,832
Ending fiscal period AOCI balance	$3,067	$3,814	$5,190

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal three months ended
	Financial Statement Location	March 30, 2019	March 31, 2018
Amount of (losses)/gains recognized in OCI during the period	Other comprehensive income	$(1,947)	$2,468

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal three months ended
	March 30, 2019	March 31, 2018
Income tax (benefit)/expense of interest rate swaps on AOCI	$(483)	$636

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at March 30, 2019, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of March 30, 2019, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements. Further, as of March 30, 2019, the net balance of each of the Company’s interest rate swaps were in a net asset position and therefore the Company would have no obligation upon default.

Note 7 – Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, and certain equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2037. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each. The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Some leases require the payment of contingent rent that is based upon store sales above agreed-upon sales levels for the year and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In connection with our adoption of the new lease accounting guidance as further discussed in Note 13, we have elected the practical expedient to account for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) together with nonlease components (e.g., fixed payment common-area maintenance) as a single component. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, we used the incremental borrowing rate as of the adoption date.

In addition to the operating lease right-of-use assets presented on the Condensed Consolidated Balance Sheets, assets under finance leases of $28.9 million are recorded within the Property and equipment, net line on the Condensed Consolidated Balance Sheets as of March 30, 2019.

Index

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal three months ended
	Statement of Income Location	March 30, 2019
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$1,045
Interest on lease liabilities	Interest expense, net	405
Operating lease cost	Selling, general and administrative expenses	86,221
Net lease cost		$87,671

The following table summarizes the maturity of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2019	$264,822	$3,913	$268,735
2020	339,005	5,234	344,239
2021	316,891	5,294	322,185
2022	294,032	4,172	298,204
2023	269,281	2,980	272,261
After 2023	1,209,867	20,169	1,230,036
Total lease payments	2,693,898	41,762	2,735,660
Less: Interest	(503,937)	(9,743)	(513,680)
Present value of lease liabilities	$2,189,961	$32,019	$2,221,980
(a) Operating lease payments exclude $152.4 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

March 30, 2019
Weighted-average remaining lease term (years):
Finance leases	9.5
Operating leases	9.2
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	4.4%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

Fiscal three months ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$897
Operating cash flows from finance leases	405
Operating cash flows from operating leases	73,465

Index

The Company adopted new lease accounting guidance in the first quarter of fiscal 2019 as discussed in Note 1 and Note 13, and as required, the following disclosure is provided for periods prior to adoption. As of December 29, 2018 future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consist of the following (in thousands):

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

Dividends

During the first three months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On May 8, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on June 11, 2019, to stockholders of record as of the close of business on May 28, 2019.

Note 9 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of March 30, 2019, the Company had remaining authorization under the share repurchase program of $364.7 million, exclusive of any fees, commissions or other expenses.

Index

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the first quarters of fiscal 2019 and fiscal 2018 (in thousands, except per share amounts):

	Fiscal three months ended
	March 30, 2019	March 31, 2018
Total number of shares repurchased	1,724	2,367
Average price paid per share	$90.09	$66.53
Total cash paid for share repurchases	$155,319	$157,463

Note 10 – Income Taxes:

The Company’s effective income tax rate increased to 22.0% in the first quarter of fiscal 2019 compared to 20.9% for the first quarter of fiscal 2018. The primary driver for the increase in the Company’s effective income tax rate was the realization of discrete federal and state credits in the first fiscal quarter of 2018 that did not re-occur in the first fiscal quarter of 2019, partially offset by an incremental tax benefit in the first quarter of fiscal 2019 associated with share-based compensation.

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 30, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At March 30, 2019, there were $35.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities, to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months ended March 30, 2019 and March 31, 2018:

	Fiscal three months ended
Product Category:	March 30, 2019	March 31, 2018
Livestock and Pet	52%	52%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	17	16
Clothing and Footwear	7	8
Agriculture	3	3
Total	100%	100%

Index

Note 13 – New Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This update requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability on its balance sheet, with differing methodology for income statement recognition. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This update permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. In July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases,” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.  These new leasing standards are effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March of 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements” which was issued to provide more detailed guidance and clarification for implementing ASU 2016-02.

The Company adopted this guidance in the first quarter of fiscal 2019 and as a part of that process, made the following elections:

•
The Company elected the optional transition method which allows for the lessee to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No such adjustment to retained earnings was made as a result of the adoption of this guidance.

•
The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed us to carry forward our prior lease classification under Accounting Standards Codification (“ASC”) Topic 840.

•	The Company did not elect the hindsight practical expedient for all leases.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

•	The Company elected the land easement practical expedient.

Adoption of the new standard had a material impact to our Condensed Consolidated Balance Sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $2.08 billion as of the date of adoption. The standard did not materially impact our Condensed Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted.  The amendments in ASU 2017-12 require that an entity with cash flow or net investment hedges existing at the date of adoption apply a cumulative-effect adjustment to eliminate the separate measurement of ineffectiveness to the opening balance of retained earnings as of the beginning of the fiscal year in which the entity adopts this guidance. The amended presentation and disclosure guidance should be adopted prospectively. The Company adopted this guidance in the first quarter of fiscal 2019 and recognized a cumulative-effect adjustment of $0.7 million from retained earnings to accumulated other comprehensive income. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

Index

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” which expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate (SOFR) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging.  This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted if an entity has previously adopted ASU 2017-12.  The Company adopted this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adoption of this guidance will have on its Condensed Consolidated Financial Statements and related disclosures.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. This Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts, have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Index

Comparable Store Metrics

Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 30, 2019 and March 31, 2018

Net sales for the first quarter of fiscal 2019 increased 8.3% to $1.82 billion from $1.68 billion in the first quarter of fiscal 2018. Comparable store sales for the first quarter of fiscal 2019 were $1.77 billion, a 5.0% increase as compared to the first quarter of fiscal 2018. Comparable store sales increased 3.7% for the first quarter of fiscal 2018.

The comparable store sales results in the first quarter of fiscal 2019 included increases in comparable average ticket of 3.2% and comparable transaction count of 1.8%. All geographic regions of the Company and all major product categories had positive comparable store sales growth. The increase in comparable store sales was primarily driven by strength in everyday merchandise, including consumable, usable, and edible products, along with strong demand for winter seasonal categories, and to a lesser extent, sales of spring merchandise.

In addition to comparable store sales growth in the first quarter of fiscal 2019, sales from stores open less than one year were $57.6 million in the first quarter of fiscal 2019, which represented 3.4 percentage points of the 8.3% increase over first quarter fiscal 2018 net sales. For the first quarter of fiscal 2018, sales from stores open less than one year were $67.2 million, which represented a 4.3% increase over first quarter fiscal 2017 net sales.

The following table summarizes our store growth for the fiscal three months ended March 30, 2019 and March 31, 2018:

	Fiscal three months ended
Store Count Information:	March 30, 2019	March 31, 2018
Tractor Supply
Beginning of period	1,765	1,685
New stores opened	10	15
Stores closed	—	—
End of period	1,775	1,700
Petsense
Beginning of period	175	168
New stores opened	1	4
Stores closed	—	—
End of period	176	172
Consolidated, end of period	1,951	1,872
Stores relocated	—	—

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 30, 2019 and March 31, 2018:

	Percent of Net Sales
	Fiscal three months ended

Product Category:	March 30, 2019	March 31, 2018
Livestock and Pet	52%	52%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	17	16
Clothing and Footwear	7	8
Agriculture	3	3
Total	100%	100%

Gross profit increased 9.1% to $615.0 million for the first quarter of fiscal 2019 from $563.6 million for the first quarter of fiscal 2018. As a percent of net sales, gross margin increased 26 basis points to 33.75% for the first quarter of fiscal 2019 from 33.49% for the first quarter of fiscal 2018. The increase in gross margin was primarily driven by strong sell-through of winter seasonal categories and the strength of the Company’s price management program, partially offset by an increase in transportation costs.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 9.1% to $511.6 million for the first quarter of fiscal 2019 from $468.9 million in the first quarter of fiscal 2018. SG&A expenses, as a percent of net sales, increased 21 basis points to 28.07% in the first quarter of fiscal 2019 from 27.86% in the first quarter of fiscal 2018. The increase in SG&A as a percent of net sales was primarily attributable to incremental costs associated with a new distribution facility in Frankfort, New York, and higher store and field team members’ incentive compensation due to the strong year-over-year performance and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate increased to 22.0% in the first quarter of fiscal 2019 compared to 20.9% for the first quarter of fiscal 2018. The primary driver for the increase in the Company’s effective income tax rate was the realization of discrete federal and state credits in the first fiscal quarter of 2018 that did not re-occur in the first fiscal quarter of 2019, partially offset by an incremental tax benefit in the first quarter of fiscal 2019 associated with share-based compensation. The Company expects the full fiscal year 2019 effective tax rate to be in a range between 22.4% and 22.7%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2019 increased 7.6% to $76.8 million, or $0.63 per diluted share, as compared to net income of $71.4 million, or $0.57 per diluted share, for the first quarter of fiscal 2018.

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

Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our debt facilities, finance and operating leases, and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, finance and operating leases, and normal trade credit will be sufficient to fund its operations and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution facility capacity, through the end of fiscal 2019.

Index

Working Capital

At March 30, 2019, the Company had working capital of $767.1 million, which decreased $89.2 million from December 29, 2018, and decreased $203.1 million from March 31, 2018.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 30, 2019	December 29, 2018	Variance	March 31, 2018	Variance
Current assets:
Cash and cash equivalents	$102.2	$86.3	$15.9	$132.4	$(30.2)
Inventories	1,881.3	1,589.5	291.8	1,760.1	121.2
Prepaid expenses and other current assets	90.7	114.5	(23.8)	86.8	3.9
Income taxes receivable	4.9	4.1	0.8	4.8	0.1
Total current assets	2,079.1	1,794.4	284.7	1,984.1	95.0
Current liabilities:
Accounts payable	785.1	620.0	165.1	732.5	52.6
Accrued employee compensation	28.7	54.0	(25.3)	23.3	5.4
Other accrued expenses	204.8	232.4	(27.6)	200.1	4.7
Current portion of long-term debt	21.3	26.3	(5.0)	25.0	(3.7)
Current portion of finance lease liabilities	3.7	3.6	0.1	3.5	0.2
Current portion of operating lease liabilities	260.4	—	260.4	—	260.4
Income taxes payable	8.0	1.8	6.2	29.5	(21.5)
Total current liabilities	1,312.0	938.1	373.9	1,013.9	298.1
Working capital	$767.1	$856.3	$(89.2)	$970.2	$(203.1)

In comparison to December 29, 2018, working capital as of March 30, 2019, was impacted most significantly by changes in inventories, accounts payable, and the adoption of the new lease accounting standard under ASC 842.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth, as well as an increase in seasonal merchandise to prepare for the spring selling season.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

•	The decrease in accrued expenses is a result of the timing of payments in the normal course of business.

In comparison to March 31, 2018, working capital as of March 30, 2019, was impacted most significantly by changes in inventories, accounts payable, and the adoption of the new lease accounting standard under ASC 842.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth and to support our new northeast distribution center in Frankfort, New York, which began shipping merchandise to our stores in the first quarter of fiscal 2019.

Index

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 30, 2019	December 29, 2018	March 31, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	155.0	165.0	175.0
June 2017 Term Loan	91.3	93.8	96.3
Revolving credit loans	232.0	—	285.0
Total outstanding borrowings	628.3	408.8	706.3
Less: unamortized debt issuance costs	(1.3)	(1.4)	(1.7)
Total debt	627.0	407.4	704.6
Less: current portion of long-term debt	(21.3)	(26.3)	(25.0)
Long-term debt	$605.7	$381.1	$679.6

Outstanding letters of credit	$35.4	$33.5	$42.8

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities used net cash of $13.0 million and $21.9 million in the first three months of fiscal 2019 and fiscal 2018, respectively.  The $8.9 million decrease in net cash used in operating activities in the first three months of fiscal 2019 compared to the first three months of fiscal 2018 is due to changes in the following operating activities (in millions):

	Fiscal three months ended
	March 30, 2019	March 31, 2018	Variance
Net income	$76.8	$71.4	$5.4
Depreciation and amortization	45.8	42.8	3.0
Share-based compensation expense	9.6	8.6	1.0
Deferred income taxes	13.5	(0.1)	13.6
Inventories and accounts payable	(126.7)	(150.9)	24.2
Prepaid expenses and other current assets	23.8	1.4	22.4
Accrued expenses	(56.5)	(13.6)	(42.9)
Income taxes	5.5	18.7	(13.2)
Other, net	(4.8)	(0.2)	(4.6)
Net cash used in operating activities	$(13.0)	$(21.9)	$8.9

The $8.9 million decrease in net cash used in operating activities in the first three months of fiscal 2019 compared with the first three months of fiscal 2018 resulted from less cash required due to the timing of receipts and payments in relation to inventory and accounts payable and a net change in accrued expenses due principally to the timing of payments in the normal course of business.

Investing Activities

Investing activities used cash of $28.4 million and $45.1 million in the first three months of fiscal 2019 and fiscal 2018, respectively. The $16.7 million decrease in cash used in investing activities primarily reflects a decrease in capital expenditures in the first three months of fiscal 2019 compared to fiscal 2018.

Index

Capital expenditures for the first three months of fiscal 2019 and fiscal 2018 were as follows (in millions):

	Fiscal three months ended
	March 30, 2019	March 31, 2018
Information technology	$9.7	$17.8
Existing stores	7.5	4.3
New and relocated stores and stores not yet opened	7.3	10.5
Distribution center capacity and improvements	4.2	12.4
Corporate and other	0.1	0.1
Total capital expenditures	$28.8	$45.1

The spending on information technology represents continued support of our store growth and our omni-channel platform, as well as improvements in security and compliance, enhancements to our customer relationship management program and other strategic initiatives.

Spending on existing stores principally reflects routine refresh activity. In the first three months of fiscal 2019, the Company opened 10 new Tractor Supply stores compared to 15 new Tractor Supply stores during the first three months of fiscal 2018. The Company also opened one new Petsense store during the first three months of fiscal 2019 compared to four new Petsense stores during the first three months of fiscal 2018. We expect to open approximately 80 new Tractor Supply stores during fiscal 2019 compared to 80 new Tractor Supply stores in fiscal 2018. We also expect to open approximately 10 to 15 new Petsense stores during fiscal 2019 compared to 18 new Petsense stores in fiscal 2018.

Spending for distribution center capacity and improvements was higher in the first fiscal quarter of 2018 due to the expansion of our distribution center in Waverly, Nebraska and the construction of our new northeast distribution center in Frankfort, New York. The expansion of the Waverly, Nebraska distribution center was completed in the first quarter of fiscal 2018. The new northeast distribution center in Frankfort, New York began shipping merchandise to our stores in the first quarter of fiscal 2019.

Financing Activities

Financing activities provided net cash of $57.4 million and $90.2 million in the first three months of fiscal 2019 and fiscal 2018, respectively. The $32.8 million change in net cash from financing activities in the first three months of fiscal 2019 compared to the first three months of fiscal 2018 is due to changes in the following (in millions):

	Fiscal three months ended
	March 30, 2019	March 31, 2018	Variance
Net borrowings and repayments under debt facilities	$219.5	$278.8	$(59.3)
Repurchase of common stock	(155.3)	(157.5)	2.2
Net proceeds from issuance of common stock	34.7	4.4	30.3
Cash dividends paid to stockholders	(37.6)	(33.6)	(4.0)
Other, net	(3.9)	(1.9)	(2.0)
Net cash provided by financing activities	$57.4	$90.2	$(32.8)

The $32.8 million change in net cash from financing activities in the first three months of fiscal 2019 compared with the first three months of fiscal 2018 is due to a decrease in borrowings, net of repayments, under our debt facilities, partially offset by an increase in net proceeds from the issuance of common stock stemming from the exercise of stock awards.

Index

Dividends

During the first three months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Record Date	Date Paid
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On May 8, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on June 11, 2019, to stockholders of record as of the close of business on May 28, 2019.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of March 30, 2019, the Company had remaining authorization under the share repurchase program of $364.7 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the first quarters of fiscal 2019 and fiscal 2018 (in thousands, except per share amounts):

	Fiscal three months ended
	March 30, 2019	March 31, 2018
Total number of shares repurchased	1,724	2,367
Average price paid per share	$90.09	$66.53
Total cash paid for share repurchases	$155,319	$157,463

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At March 30, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At March 30, 2019, there were $35.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities,

Index

revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation	-	Impairment of long-lived assets
-	Self-insurance reserves	-	Impairment of goodwill and other indefinite-lived intangible assets

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

Refer to Note 13 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 30, 2019.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.4 million and $0.3 million in each of the three months ended March 30, 2019 and March 31, 2018, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 30, 2019.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2019, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

We adopted the new lease accounting standard under ASC 842 as of December 30, 2018 (see Note 1 and Note 13). As a result, we updated accounting policies affected by ASC 842 and modified internal controls over financial reporting related to ASC 842.

There were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that any estimated loss related to such matters has been adequately provided for in accrued liabilities, to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2019 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 30, 2018 - January 26, 2019	570,000		$85.20	570,000	$471,453,306
January 27, 2019 - February 23, 2019	478,099	(a)	91.59	444,100	430,699,739
February 24, 2019 - March 30, 2019	710,000		92.95	710,000	364,717,356
Total	1,758,099		$90.07	1,724,100	$364,717,356
(a) The number of shares purchased and average price paid per share includes 33,999 shares withheld from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements for the period of January 27, 2019 - February 23, 2019.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019, filed with the Securities and Exchange Commission on May 9, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 30, 2019, December 29, 2018 and March 31, 2018, (ii) the Condensed Consolidated Statements of Income for the fiscal three months ended March 30, 2019 and March 31, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the fiscal three months ended March 30, 2019 and March 31, 2018, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the fiscal three months ended March 30, 2019 and March 31, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 30, 2019 and March 31, 2018, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

*     Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 9, 2019	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)