Form 10-Q
period 2019-06-29
TRACTOR SUPPLY CO /DE/
filed 2019-08-08
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5401 Virginia Way, Brentwood, Tennessee 37027
(Address of Principal Executive Offices and Zip Code)
(615) 440-4000
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2019
Common Stock, $.008 par value	119,264,959

TRACTOR SUPPLY COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 29, 2019	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$104,018	$86,299	$69,954
Inventories	1,733,150	1,589,542	1,632,280
Prepaid expenses and other current assets	95,051	114,447	103,379
Income taxes receivable	5,589	4,111	5,115
Total current assets	1,937,808	1,794,399	1,810,728

Property and equipment, net	1,135,310	1,134,464	1,081,543
Operating lease right-of-use assets	2,091,439	—	—
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	—	6,607	20,741
Other assets	23,670	25,300	29,902
Total assets	$5,312,719	$3,085,262	$3,067,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$681,529	$619,981	$649,665
Accrued employee compensation	26,932	54,046	22,758
Other accrued expenses	222,919	232,416	205,352
Current portion of long-term debt	22,500	26,250	25,000
Current portion of finance lease liabilities	3,717	3,646	3,714
Current portion of operating lease liabilities	264,707	—	—
Income taxes payable	49,082	1,768	34,997
Total current liabilities	1,271,386	938,107	941,486

Long-term debt	466,290	381,100	516,410
Finance lease liabilities, less current portion	27,394	29,270	30,639
Operating lease liabilities, less current portion	1,928,367	—	—
Deferred income taxes	3,592	—	—
Deferred rent	—	107,038	107,827
Other long-term liabilities	70,748	67,927	65,002
Total liabilities	3,767,777	1,523,442	1,661,364

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,386	1,375	1,366
Additional paid-in capital	928,094	823,413	746,410
Treasury stock	(2,814,912)	(2,480,677)	(2,383,446)
Accumulated other comprehensive income	882	3,814	5,742
Retained earnings	3,429,492	3,213,895	3,035,970
Total stockholders’ equity	1,544,942	1,561,820	1,406,042
Total liabilities and stockholders’ equity	$5,312,719	$3,085,262	$3,067,406

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 173,238, 171,887, and 170,728 shares issued; 119,723, 121,828, and 121,811 shares outstanding at June 29, 2019, December 29, 2018, and June 30, 2018, respectively.
Treasury Stock (at cost, shares in thousands): 53,515, 50,059, and 48,917 shares at June 29, 2019, December 29, 2018, and June 30, 2018, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$2,353,782	$2,213,249	$4,176,002	$3,896,150
Cost of merchandise sold	1,533,037	1,443,835	2,740,273	2,563,087
Gross profit	820,745	769,414	1,435,729	1,333,063
Selling, general and administrative expenses	484,190	452,346	949,999	878,459
Depreciation and amortization	48,998	43,610	94,765	86,397
Operating income	287,557	273,458	390,965	368,207
Interest expense, net	5,176	4,978	10,106	9,446
Income before income taxes	282,381	268,480	380,859	358,761
Income tax expense	63,171	61,191	84,817	80,039
Net income	$219,210	$207,289	$296,042	$278,722

Net income per share – basic	$1.82	$1.70	$2.45	$2.26
Net income per share – diluted	$1.80	$1.69	$2.43	$2.25

Weighted average shares outstanding:
Basic	120,371	122,100	120,791	123,288
Diluted	121,508	122,775	121,830	123,975

Dividends declared per common share outstanding	$0.35	$0.31	$0.66	$0.58

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$219,210	$207,289	$296,042	$278,722

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(2,185)	552	(3,649)	2,384
Total other comprehensive (loss)/income	(2,185)	552	(3,649)	2,384
Total comprehensive income	$217,025	$207,841	$292,393	$281,106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Dividends paid						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

Common stock issuance under stock award plans & ESPP	781	6	54,693				54,699
Share-based compensation			8,776				8,776
Repurchase of shares to satisfy tax obligations			(113)				(113)
Repurchase of common stock	(1,732)			(178,916)			(178,916)
Dividends paid						(42,105)	(42,105)
Change in fair value of interest rate swaps, net of taxes					(2,185)		(2,185)
Net income						219,210	219,210
Stockholders’ equity at June 29, 2019	119,723	$1,386	$928,094	$(2,814,912)	$882	$3,429,492	$1,544,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2017	125,303	$1,363	$716,228	$(2,130,901)	$3,358	$2,828,625	$1,418,673
Common stock issuance under stock award plans & ESPP	123	1	4,362				4,363
Share-based compensation			8,567				8,567
Repurchase of shares to satisfy tax obligations			(569)				(569)
Repurchase of common stock	(2,367)			(157,463)			(157,463)
Dividends paid						(33,591)	(33,591)
Change in fair value of interest rate swaps, net of taxes					1,832		1,832
Net income						71,433	71,433
Stockholders’ equity at March 31, 2018	123,059	$1,364	$728,588	$(2,288,364)	$5,190	$2,866,467	$1,313,245

Common stock issuance under stock award plans & ESPP	229	2	9,980				9,982
Share-based compensation			7,842				7,842
Repurchase of common stock	(1,477)			(95,082)			(95,082)
Dividends paid						(37,786)	(37,786)
Change in fair value of interest rate swaps, net of taxes					552		552
Net income						207,289	207,289
Stockholders’ equity at June 30, 2018	121,811	$1,366	$746,410	$(2,383,446)	$5,742	$3,035,970	$1,406,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$296,042	$278,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,765	86,397
(Gain) / loss on disposition of property and equipment	(309)	623
Share-based compensation expense	18,400	16,409
Deferred income taxes	10,199	(2,247)
Change in assets and liabilities:
Inventories	(143,608)	(179,072)
Prepaid expenses and other current assets	19,396	(15,127)
Accounts payable	61,548	73,097
Accrued employee compensation	(27,114)	(8,915)
Other accrued expenses	(21,856)	(3,884)
Income taxes	45,836	23,870
Other	(4,425)	4,141
Net cash provided by operating activities	348,874	274,014
Cash flows from investing activities:
Capital expenditures	(83,540)	(116,695)
Proceeds from sale of property and equipment	611	288
Net cash used in investing activities	(82,929)	(116,407)
Cash flows from financing activities:
Borrowings under debt facilities	567,000	673,000
Repayments under debt facilities	(485,750)	(557,500)
Debt issuance costs	—	(346)
Principal payments under finance lease liabilities	(1,805)	(1,809)
Repurchase of shares to satisfy tax obligations	(3,139)	(569)
Repurchase of common stock	(334,235)	(252,545)
Net proceeds from issuance of common stock	89,431	14,345
Cash dividends paid to stockholders	(79,728)	(71,377)
Net cash used in financing activities	(248,226)	(196,801)
Net change in cash and cash equivalents	17,719	(39,194)
Cash and cash equivalents at beginning of period	86,299	109,148
Cash and cash equivalents at end of period	$104,018	$69,954

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,006	$6,337
Income taxes	27,196	58,949

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$15,360	$16,227
Operating lease assets and liabilities recognized upon adoption of ASC 842	2,084,880	—
Increase of operating lease assets and liabilities from new or modified leases	133,044	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 29, 2019, the Company operated a total of 1,967 retail stores in 49 states (1,790 Tractor Supply and Del’s retail stores and 177 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

Index

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $490.0 million, $408.8 million, and $543.0 million in borrowings under its debt facilities at June 29, 2019, December 29, 2018, and June 30, 2018. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net asset of $0.9 million, $5.8 million, and $8.4 million at June 29, 2019, December 29, 2018, and June 30, 2018, respectively.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended
June 29, 2019.

For the second quarter of fiscal 2019 and 2018, share-based compensation expense was $8.8 million and $7.8 million, respectively, and $18.4 million and $16.4 million for the first six months of fiscal 2019 and 2018, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2019:

Fiscal Six Months Ended
June 29, 2019
Stock options granted	389,290
Weighted average exercise price	$89.59
Weighted average grant date fair value per option	$20.93

As of June 29, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $13.2 million with a remaining weighted average expense recognition period of 1.8 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2019:

Fiscal Six Months Ended
June 29, 2019
Restricted stock units granted	245,842
Performance-based restricted share units granted (a)	56,379
Weighted average grant date fair value per share	$86.98

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

Index

As of June 29, 2019, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $29.7 million with a remaining weighted average expense recognition period of 2.3 years.

Note 4 – Net Income Per Share:

The Company presents both basic and diluted net income per share on the Condensed Consolidated Statements of Income.  Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding during the period. Dilutive shares are computed using the treasury stock method for share-based awards. Performance-based restricted share units are included in diluted shares only if the related performance conditions are considered satisfied as of the end of the reporting period. Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Three Months Ended			Fiscal Three Months Ended
	June 29, 2019			June 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$219,210	120,371	$1.82	$207,289	122,100	$1.70
Dilutive effect of share-based awards	—	1,137	(0.02)	—	675	(0.01)
Diluted net income per share:	$219,210	121,508	$1.80	$207,289	122,775	$1.69

	Fiscal Six Months Ended			Fiscal Six Months Ended
	June 29, 2019			June 30, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$296,042	120,791	$2.45	$278,722	123,288	$2.26
Dilutive effect of share-based awards	—	1,039	(0.02)	—	687	(0.01)
Diluted net income per share:	$296,042	121,830	$2.43	$278,722	123,975	$2.25

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.3 million and 3.8 million shares for the fiscal three months ended June 29, 2019 and June 30, 2018, respectively, and 0.3 million and 3.7 million shares for the fiscal six months ended June 29, 2019 and June 30, 2018, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 29, 2019	December 29, 2018	June 30, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	150.0	165.0	170.0
June 2017 Term Loan	90.0	93.8	95.0
Revolving credit loans	100.0	—	128.0
Total outstanding borrowings	490.0	408.8	543.0
Less: unamortized debt issuance costs	(1.2)	(1.4)	(1.6)
Total debt	488.8	407.4	541.4
Less: current portion of long-term debt	(22.5)	(26.3)	(25.0)
Long-term debt	$466.3	$381.1	$516.4

Outstanding letters of credit	$37.3	$33.5	$39.9

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.500% at June 29, 2019) or the London Inter-Bank Offer Rate (“LIBOR”) (2.398% at June 29, 2019) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at June 29, 2019), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at June 29, 2019), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.500% at June 29, 2019) or LIBOR (2.398% at June 29, 2019) plus an additional 1.000% per annum. As further described in Note 6 to the Condensed Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and

Index

sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of June 29, 2019, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, and invalidity of loan documents. Upon certain changes of control, payment under the Debt Agreements could become due and payable. In addition, under the Note Purchase Agreement, upon an event of default or change of control, the make whole payment described above may become due and payable.

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of June 29, 2019, the notional amount of the interest rate swap was $150.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements. As of June 29, 2019, the notional amount of the interest rate swap was $90.0 million.

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

As of June 29, 2019, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of June 29, 2019.

Index

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	June 29, 2019	December 29, 2018	June 30, 2018
Interest rate swaps (short-term portion)	Other current assets	$1,052	$2,601	$2,533
Interest rate swaps (long-term portion)	Other assets	276	3,222	5,871
Total derivative assets		$1,328	$5,823	$8,404

Interest rate swaps (long-term portion)	Other long-term liabilities	$389	$—	$—
Total derivative liabilities		$389	$—	$—

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	June 29, 2019	December 29, 2018	June 30, 2018
Beginning fiscal year AOCI balance	$3,814	$3,358	$3,358

Current fiscal period (loss)/gain recognized in OCI	(3,649)	456	2,384
Cumulative adjustment as a result of ASU 2017-12 adoption	717	—	—
Other comprehensive (loss)/gain, net of tax	(2,932)	456	2,384
Ending fiscal period AOCI balance	$882	$3,814	$5,742

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
	Financial Statement Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Amount of (losses)/gains recognized in OCI during the period	Other comprehensive (loss)/income	$(2,937)	$737	$(4,884)	$3,205

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income tax (benefit)/expense of interest rate swaps on AOCI	$(752)	$185	$(1,235)	$821

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at June 29, 2019, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of June 29, 2019, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

Index

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

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) together with nonlease components (e.g., fixed payment common-area maintenance) as a single component. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes, and insurance. Further, certain lease agreements require variable payments based upon store sales above agreed-upon sales levels for the year and others require payments adjusted periodically for inflation. As substantially all of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement or modification date in determining the present value of lease payments.

In addition to the operating lease right-of-use assets presented on the Condensed Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $27.9 million are recorded within the Property and equipment, net line on the Condensed Consolidated Balance Sheets as of June 29, 2019.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Three Months Ended	Fiscal Six Months Ended
	Statement of Income Location	June 29, 2019	June 29, 2019
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$1,045	$2,090
Interest on lease liabilities	Interest expense, net	395	800
Operating lease cost	Selling, general and administrative expenses	87,797	174,018
Variable lease cost	Selling, general and administrative expenses	18,806	37,151
Net lease cost		$108,043	$214,059

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2019 (b)	$179,491	$2,610	$182,101
2020	347,852	5,234	353,086
2021	326,494	5,294	331,788
2022	302,676	4,172	306,848
2023	277,599	2,980	280,579
After 2023	1,256,672	20,169	1,276,841
Total lease payments	2,690,784	40,459	2,731,243
Less: Interest	(497,710)	(9,348)	(507,058)
Present value of lease liabilities	$2,193,074	$31,111	$2,224,185
(a) Operating lease payments exclude $192.4 million of legally binding minimum lease payments for leases signed, but not yet commenced.
(b) Excluding the six-month period ended June 29, 2019.

Index

The following table summarizes the Company’s lease term and discount rate:

June 29, 2019
Weighted-average remaining lease term (years):
Finance leases	9.4
Operating leases	8.9
Weighted-average discount rate:
Finance leases	5.3%
Operating leases	4.4%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Three Months Ended	Fiscal Six Months Ended
	June 29, 2019	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$908	$1,805
Operating cash flows from finance leases	395	800
Operating cash flows from operating leases	89,515	162,980

The Company adopted new lease accounting guidance in the first quarter of fiscal 2019, as discussed in Note 1 and Note 13 to the Condensed Consolidated Financial Statements, and as required, the following disclosure is provided for periods prior to adoption. As of December 29, 2018 future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following (in thousands):

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

Index

Dividends

During the first six months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On August 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on September 10, 2019, to stockholders of record as of the close of business on August 26, 2019.

Note 9 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of June 29, 2019, the Company had remaining authorization under the share repurchase program of $1.69 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 29, 2019 and June 30, 2018, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total number of shares repurchased	1,732	1,477	3,456	3,844
Average price paid per share	$103.27	$64.37	$96.69	$65.70
Total cash paid for share repurchases	$178,916	$95,082	$334,235	$252,545

Note 10 – Income Taxes:

The Company’s effective income tax rate decreased to 22.4% in the second quarter of fiscal 2019 compared to 22.8% in the second quarter of fiscal 2018. The primary driver for the decrease in the Company’s effective income tax rate was an incremental tax benefit associated with share-based compensation. The effective income tax rate was 22.3% in the first six months of both fiscal 2019 and fiscal 2018.

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 29, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Index

Letters of Credit

At June 29, 2019, there were $37.3 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and six months ended June 29, 2019 and June 30, 2018:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category:	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Livestock and Pet	45%	44%	48%	48%
Seasonal, Gift and Toy Products	24	24	21	21
Hardware, Tools and Truck	21	21	21	21
Clothing and Footwear	5	5	6	6
Agriculture	5	6	4	4
Total	100%	100%	100%	100%

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

Index

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 29, 2019 and June 30, 2018

Net sales for the second quarter of fiscal 2019 increased 6.3% to $2.35 billion from $2.21 billion in the second quarter of fiscal 2018. Comparable store sales for the second quarter of fiscal 2019 were $2.29 billion, a 3.2% increase as compared to the second quarter of fiscal 2018. Comparable store sales increased 5.6% for the second quarter of fiscal 2018.

The comparable store sales results in the second quarter of fiscal 2019 included increases in comparable average transaction value and transaction count of 2.2% and 1.0%, respectively. All geographic regions of the Company and all major product categories had positive comparable store sales growth. The increase in comparable store sales was primarily driven by strength in everyday merchandise, including consumable, usable and edible products, along with solid demand for spring and summer seasonal categories.

In addition to comparable store sales growth in the second quarter of fiscal 2019, sales from stores open less than one year were $71.6 million in the second quarter of fiscal 2019, which represented 3.2 percentage points of the 6.3% increase over second quarter fiscal 2018 net sales. For the second quarter of fiscal 2018, sales from stores open less than one year were $86.6 million, which represented a 4.3% increase over second quarter fiscal 2017 net sales.

The following table summarizes our store growth for the fiscal three months ended June 29, 2019 and June 30, 2018:

	Fiscal Three Months Ended
Store Count Information:	June 29, 2019	June 30, 2018
Tractor Supply
Beginning of period	1,775	1,700
New stores opened	15	25
Stores closed	—	—
End of period	1,790	1,725
Petsense
Beginning of period	176	172
New stores opened	1	3
Stores closed	—	(1)
End of period	177	174
Consolidated, end of period	1,967	1,899
Stores relocated	1	2

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 29, 2019 and June 30, 2018:

	Percent of Net Sales
	Fiscal Three Months Ended

Product Category:	June 29, 2019	June 30, 2018
Livestock and Pet	45%	44%
Seasonal, Gift and Toy Products	24	24
Hardware, Tools and Truck	21	21
Agriculture	5	6
Clothing and Footwear	5	5
Total	100%	100%

Gross profit increased 6.7% to $820.7 million for the second quarter of fiscal 2019 from $769.4 million for the second quarter of fiscal 2018. As a percent of net sales, gross margin increased 11 basis points to 34.87% for the second quarter of fiscal 2019 from 34.76% for the second quarter of fiscal 2018. The increase in gross margin was driven by product mix, along with the strength of the Company’s price management program. Freight expense did not have a significant impact on the year-over-year change in gross margin.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 7.5% to $533.2 million for the second quarter of fiscal 2019 from $496.0 million in the second quarter of fiscal 2018. SG&A expenses, as a percent of net sales, increased 24 basis points to 22.65% in the second quarter of fiscal 2019 from 22.41% in the second quarter of fiscal 2018. The increase in SG&A as a percent of net sales was primarily attributable to incremental costs associated with a new distribution facility in Frankfort, New York, and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate decreased to 22.4% in the second quarter of fiscal 2019 compared to 22.8% for the second quarter of fiscal 2018. The primary driver for the decrease in the Company’s effective income tax rate was an incremental tax benefit associated with share-based compensation.  The Company expects the full fiscal year 2019 effective tax rate to be in a range between 22.4% and 22.7%.

As a result of the foregoing factors, net income for the second quarter of fiscal 2019 increased 5.8% to $219.2 million, or $1.80 per diluted share, as compared to net income of $207.3 million, or $1.69 per diluted share, for the second quarter of fiscal 2018.

Fiscal Six Months Ended June 29, 2019 and June 30, 2018

Net sales increased 7.2% to $4.18 billion for the first six months of fiscal 2019 from $3.90 billion for the first six months of fiscal 2018. Comparable store sales for the first six months of fiscal 2019 were $4.06 billion, a 4.0% increase over the first six months of fiscal 2018. Comparable store sales increased 4.7% for the first six months of fiscal 2018.

For the first six months of fiscal 2019, the comparable store sales results included increases in comparable average transaction value of 2.6% and comparable transaction count of 1.3%. All geographic regions of the Company and all major product categories had positive comparable store sales growth. The increase in comparable store sales was primarily driven by strength in everyday merchandise, including consumable, usable, and edible products, along with strong demand for both winter and spring seasonal categories.

In addition to comparable store sales growth in the first six months of fiscal 2019, sales from stores open less than one year were $129.6 million in the first six months of fiscal 2019, which represented 3.3 percentage points of the 7.2% increase over the first six months of fiscal 2018 net sales. For the first six months of fiscal 2018, sales from stores open less than one year were $153.8 million, which represented a 4.3% increase over the first six months of fiscal 2017 net sales.

Index

The following table summarizes our store growth for the fiscal six months ended June 29, 2019 and June 30, 2018:

	Fiscal Six Months Ended
Store Count Information:	June 29, 2019	June 30, 2018
Tractor Supply
Beginning of period	1,765	1,685
New stores opened	25	40
Stores closed	—	—
End of period	1,790	1,725
Petsense
Beginning of period	175	168
New stores opened	2	7
Stores closed	—	(1)
End of period	177	174
Consolidated, end of period	1,967	1,899
Stores relocated	1	2

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 29, 2019 and June 30, 2018:

	Percent of Net Sales
	Fiscal Six Months Ended

Product Category:	June 29, 2019	June 30, 2018
Livestock and Pet	48%	48%
Seasonal, Gift and Toy Products	21	21
Hardware, Tools and Truck	21	21
Clothing and Footwear	6	6
Agriculture	4	4
Total	100%	100%

Gross profit increased 7.7% to $1.44 billion for the first six months of fiscal 2019 from $1.33 billion for the first six months of fiscal 2018. As a percent of net sales, gross margin increased 17 basis points to 34.38% for the first six months of fiscal 2019 from 34.21% for the comparable period in fiscal 2018. The increase in gross margin was primarily attributable to strength in the Company’s price management program and favorable product mix throughout the first six months of the year, as well as strong sell through of winter seasonal categories in the first quarter. This favorable activity was partially offset by slightly higher transportation costs as a percent of net sales, particularly in the first quarter.

Total SG&A expenses, including depreciation and amortization, increased 8.3% to $1.04 billion for the first six months of fiscal 2019 from $964.9 million in the first six months of fiscal 2018. SG&A expenses, as a percent of net sales, increased 25 basis points to 25.02% in the first six months of fiscal 2019 from 24.77% in the first six months of fiscal 2018. The increase in SG&A as a percent of net sales was primarily attributable to incremental costs associated with a new distribution facility in Frankfort, New York, and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate was 22.3% in the first six months of both fiscal 2019 and fiscal 2018. The Company expects the full fiscal year 2019 effective tax rate to be in a range between 22.4% and 22.7%.

As a result of the foregoing factors, net income for the first six months of fiscal 2019 increased 6.2% to $296.0 million, or $2.43 per diluted share, as compared to net income of $278.7 million, or $2.25 per diluted share, for the first six months of fiscal 2018.

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

Working Capital

At June 29, 2019, the Company had working capital of $666.4 million, which decreased $189.9 million from December 29, 2018, and decreased $202.8 million from June 30, 2018.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 29, 2019	December 29, 2018	Variance	June 30, 2018	Variance
Current assets:
Cash and cash equivalents	$104.0	$86.3	$17.7	$70.0	$34.0
Inventories	1,733.2	1,589.5	143.7	1,632.3	100.9
Prepaid expenses and other current assets	95.0	114.5	(19.5)	103.3	(8.3)
Income taxes receivable	5.6	4.1	1.5	5.1	0.5
Total current assets	1,937.8	1,794.4	143.4	1,810.7	127.1
Current liabilities:
Accounts payable	681.6	620.0	61.6	649.7	31.9
Accrued employee compensation	26.9	54.0	(27.1)	22.8	4.1
Other accrued expenses	222.9	232.4	(9.5)	205.3	17.6
Current portion of long-term debt	22.5	26.3	(3.8)	25.0	(2.5)
Current portion of finance lease liabilities	3.7	3.6	0.1	3.7	—
Current portion of operating lease liabilities	264.7	—	264.7	—	264.7
Income taxes payable	49.1	1.8	47.3	35.0	14.1
Total current liabilities	1,271.4	938.1	333.3	941.5	329.9
Working capital	$666.4	$856.3	$(189.9)	$869.2	$(202.8)

In comparison to December 29, 2018, working capital as of June 29, 2019, was impacted most significantly by changes in inventories, accounts payable, the adoption of the new lease accounting standard under ASC 842, income taxes, and accrued employee compensation.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth, as well as an increase in average inventory per store principally due to normal seasonal patterns.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

•	The increase in income taxes payable is due to the timing of tax payments.

•	The decrease in accrued expenses is a result of the timing of payments in the normal course of business.

In comparison to June 30, 2018, working capital as of June 29, 2019, was impacted most significantly by changes in inventories, accounts payable and the adoption of the new lease accounting standard under ASC 842.

Index

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth and to support our new northeast distribution center in Frankfort, New York, which began shipping merchandise to our stores in the first quarter of fiscal 2019. Average inventory per store increased slightly due principally to inflation, inclusive of the impact of tariffs, as well as modest growth in everyday merchandise to support the normal trends in the business.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 29, 2019	December 29, 2018	June 30, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	150.0	165.0	170.0
June 2017 Term Loan	90.0	93.8	95.0
Revolving credit loans	100.0	—	128.0
Total outstanding borrowings	490.0	408.8	543.0
Less: unamortized debt issuance costs	(1.2)	(1.4)	(1.6)
Total debt	488.8	407.4	541.4
Less: current portion of long-term debt	(22.5)	(26.3)	(25.0)
Long-term debt	$466.3	$381.1	$516.4

Outstanding letters of credit	$37.3	$33.5	$39.9

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $348.9 million and $274.0 million in the first six months of fiscal 2019 and fiscal 2018, respectively.  The $74.9 million increase in net cash provided by operating activities in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Variance
Net income	$296.0	$278.7	$17.3
Depreciation and amortization	94.8	86.4	8.4
Share-based compensation expense	18.4	16.4	2.0
Deferred income taxes	10.2	(2.3)	12.5
Inventories and accounts payable	(82.1)	(106.0)	23.9
Prepaid expenses and other current assets	19.4	(15.1)	34.5
Accrued expenses	(49.0)	(12.8)	(36.2)
Income taxes	45.9	23.9	22.0
Other, net	(4.7)	4.8	(9.5)
Net cash provided by operating activities	$348.9	$274.0	$74.9

The $74.9 million increase in net cash provided by operating activities in the first six months of fiscal 2019 compared with the first six months of fiscal 2018 resulted principally from incremental profitability and new store growth, in addition to the net impact of changes in our operating assets and liabilities which fluctuated due primarily to the timing of payments.

Index

Investing Activities

Investing activities used cash of $82.9 million and $116.4 million in the first six months of fiscal 2019 and fiscal 2018, respectively. The $33.5 million decrease in cash used in investing activities primarily reflects a decrease in capital expenditures in the first six months of fiscal 2019 compared to fiscal 2018.

Capital expenditures for the first six months of fiscal 2019 and fiscal 2018 were as follows (in millions):

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018
Information technology	$35.6	$38.5
New and relocated stores and stores not yet opened	22.3	32.8
Existing stores	13.0	11.5
Distribution center capacity and improvements	11.8	33.8
Corporate and other	0.8	0.1
Total capital expenditures	$83.5	$116.7

The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives.

Spending on existing stores principally reflects routine refresh activity. In the first six months of fiscal 2019, the Company opened 25 new Tractor Supply stores compared to 40 new Tractor Supply stores during the first six months of fiscal 2018. The Company also opened two new Petsense stores during the first six months of fiscal 2019 compared to seven new Petsense stores during the first six months of fiscal 2018. We expect to open approximately 80 new Tractor Supply stores during fiscal 2019 compared to 80 new Tractor Supply stores in fiscal 2018. We also expect to open approximately 10 to 15 new Petsense stores during fiscal 2019 compared to 18 new Petsense stores in fiscal 2018.

Spending for distribution center capacity and improvements was higher in the first six months of fiscal 2018 due to the expansion of our distribution center in Waverly, Nebraska, and the construction of our new northeast distribution center in Frankfort, New York. The expansion of the Waverly, Nebraska, distribution center was completed in the first quarter of fiscal 2018. The new northeast distribution center in Frankfort, New York, began shipping merchandise to our stores in the first quarter of fiscal 2019.

Financing Activities

Financing activities used net cash of $248.2 million and $196.8 million in the first six months of fiscal 2019 and fiscal 2018, respectively. The $51.4 million change in net cash from financing activities in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	Variance
Net borrowings and repayments under debt facilities	$81.3	$115.5	$(34.2)
Repurchase of common stock	(334.2)	(252.5)	(81.7)
Net proceeds from issuance of common stock	89.4	14.3	75.1
Cash dividends paid to stockholders	(79.7)	(71.4)	(8.3)
Other, net	(5.0)	(2.7)	(2.3)
Net cash used in financing activities	$(248.2)	$(196.8)	$(51.4)

The $51.4 million change in net cash from financing activities in the first six months of fiscal 2019 compared with the first six months of fiscal 2018 is due to a decrease in borrowings, net of repayments, under our debt facilities and an increase in capital returned to shareholders through repurchases of common stock and quarterly cash dividends. This was partially offset by an increase in net proceeds from the issuance of common stock stemming from the exercise of stock awards.

Index

Dividends

During the first six months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On August 7, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on September 10, 2019, to stockholders of record as of the close of business on August 26, 2019.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of June 29, 2019, the Company had remaining authorization under the share repurchase program of $1.69 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 29, 2019 and June 30, 2018, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total number of shares repurchased	1,732	1,477	3,456	3,844
Average price paid per share	$103.27	$64.37	$96.69	$65.70
Total cash paid for share repurchases	$178,916	$95,082	$334,235	$252,545

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At June 29, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At June 29, 2019, there were $37.3 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

Refer to Note 13 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 29, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2016 Senior Credit Facility (as discussed in Note 5 to the Condensed Consolidated Financial Statements) which bear interest based on variable rates.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.5 million and $0.7 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $0.9 million and $1.0 million for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 29, 2019.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2019, our disclosure controls and procedures were effective.

Index

Internal Control over Financial Reporting

We adopted the new lease accounting standard under ASC 842 as of December 30, 2018 (see Note 1 and Note 13 to the Condensed Consolidated Financial Statements). As a result, we updated accounting policies affected by ASC 842 and modified internal controls over financial reporting related to ASC 842.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2019 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 31, 2019 - April 27, 2019	522,500		$102.06	522,500	$311,399,902
April 28, 2019 - May 25, 2019	551,118	(a)	101.85	550,000	1,755,387,231
May 26, 2019 - June 29, 2019	660,000		105.41	660,000	1,685,822,720
Total	1,733,618		$103.27	1,732,500	$1,685,822,720
(a) The number of shares purchased and average price paid per share includes 1,118 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements for the period of April 28, 2019 - May 25, 2019.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

Exhibit

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 8, 2019	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)