Form 10-Q
period 2019-09-28
TRACTOR SUPPLY CO /DE/
filed 2019-11-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2019
Common Stock, $.008 par value	118,386,226

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 28, 2019, December 29, 2018, and September 29, 2018	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 28, 2019 and September 29, 2018	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 28, 2019 and September 29, 2018	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) – For the Fiscal Three and Nine Months Ended September 28, 2019 and September 29, 2018	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 28, 2019 and September 29, 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signature		32

Index

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 28, 2019	December 29, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$82,640	$86,299	$71,302
Inventories	1,812,772	1,589,542	1,737,273
Prepaid expenses and other current assets	104,486	114,447	109,478
Income taxes receivable	5,600	4,111	23,655
Total current assets	2,005,498	1,794,399	1,941,708

Property and equipment, net	1,143,071	1,134,464	1,112,049
Operating lease right-of-use assets	2,133,238	—	—
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	—	6,607	13,485
Other assets	22,997	25,300	29,200
Total assets	$5,429,296	$3,085,262	$3,220,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679,791	$619,981	$683,672
Accrued employee compensation	49,236	54,046	51,673
Other accrued expenses	218,774	232,416	209,199
Current portion of long-term debt	30,000	26,250	26,250
Current portion of finance lease liabilities	3,884	3,646	3,747
Current portion of operating lease liabilities	270,038	—	—
Income taxes payable	—	1,768	—
Total current liabilities	1,251,723	938,107	974,541

Long-term debt	613,885	381,100	547,505
Finance lease liabilities, less current portion	29,174	29,270	29,690
Operating lease liabilities, less current portion	1,966,363	—	—
Deferred income taxes	1,888	—	—
Deferred rent	—	107,038	108,487
Other long-term liabilities	74,441	67,927	65,414
Total liabilities	3,937,474	1,523,442	1,725,637

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,388	1,375	1,372
Additional paid-in capital	950,908	823,413	793,090
Treasury stock	(2,970,654)	(2,480,677)	(2,420,106)
Accumulated other comprehensive income	73	3,814	5,969
Retained earnings	3,510,107	3,213,895	3,114,972
Total stockholders’ equity	1,491,822	1,561,820	1,495,297
Total liabilities and stockholders’ equity	$5,429,296	$3,085,262	$3,220,934

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 173,465, 171,887, and 171,488 shares issued; 118,480, 121,828, and 122,120 shares outstanding at September 28, 2019, December 29, 2018, and September 29, 2018, respectively.
Treasury Stock (at cost, shares in thousands): 54,985, 50,059, and 49,368 shares at September 28, 2019, December 29, 2018, and September 29, 2018, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$1,984,144	$1,881,625	$6,160,146	$5,777,775
Cost of merchandise sold	1,289,904	1,228,493	4,030,177	3,791,580
Gross profit	694,240	653,132	2,129,969	1,986,195
Selling, general and administrative expenses	482,604	454,998	1,432,603	1,333,457
Depreciation and amortization	49,819	44,986	144,584	131,383
Operating income	161,817	153,148	552,782	521,355
Interest expense, net	4,900	4,460	15,006	13,906
Income before income taxes	156,917	148,688	537,776	507,449
Income tax expense	34,784	31,904	119,601	111,943
Net income	$122,133	$116,784	$418,175	$395,506

Net income per share – basic	$1.03	$0.96	$3.48	$3.22
Net income per share – diluted	$1.02	$0.95	$3.45	$3.20

Weighted average shares outstanding:
Basic	118,956	121,876	120,180	122,818
Diluted	120,058	122,761	121,239	123,570

Dividends declared per common share outstanding	$0.35	$0.31	$1.01	$0.89

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$122,133	$116,784	$418,175	$395,506

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(809)	227	(4,458)	2,611
Total other comprehensive (loss)/income	(809)	227	(4,458)	2,611
Total comprehensive income	$121,324	$117,011	$413,717	$398,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Dividends paid						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

Common stock issuance under stock award plans & ESPP	781	6	54,693				54,699
Share-based compensation			8,776				8,776
Repurchase of shares to satisfy tax obligations			(113)				(113)
Repurchase of common stock	(1,732)			(178,916)			(178,916)
Dividends paid						(42,105)	(42,105)
Change in fair value of interest rate swaps, net of taxes					(2,185)		(2,185)
Net income						219,210	219,210
Stockholders’ equity at June 29, 2019	119,723	$1,386	$928,094	$(2,814,912)	$882	$3,429,492	$1,544,942

Common stock issuance under stock award plans & ESPP	227	2	16,110				16,112
Share-based compensation			7,355				7,355
Repurchase of shares to satisfy tax obligations			(651)				(651)
Repurchase of common stock	(1,470)			(155,742)			(155,742)
Dividends paid						(41,518)	(41,518)
Change in fair value of interest rate swaps, net of taxes					(809)		(809)
Net income						122,133	122,133
Stockholders’ equity at September 28, 2019	118,480	$1,388	$950,908	$(2,970,654)	$73	$3,510,107	$1,491,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2017	125,303	$1,363	$716,228	$(2,130,901)	$3,358	$2,828,625	$1,418,673
Common stock issuance under stock award plans & ESPP	123	1	4,362				4,363
Share-based compensation			8,567				8,567
Repurchase of shares to satisfy tax obligations			(569)				(569)
Repurchase of common stock	(2,367)			(157,463)			(157,463)
Dividends paid						(33,591)	(33,591)
Change in fair value of interest rate swaps, net of taxes					1,832		1,832
Net income						71,433	71,433
Stockholders’ equity at March 31, 2018	123,059	$1,364	$728,588	$(2,288,364)	$5,190	$2,866,467	$1,313,245

Common stock issuance under stock award plans & ESPP	229	2	9,980				9,982
Share-based compensation			7,842				7,842
Repurchase of common stock	(1,477)			(95,082)			(95,082)
Dividends paid						(37,786)	(37,786)
Change in fair value of interest rate swaps, net of taxes					552		552
Net income						207,289	207,289
Stockholders’ equity at June 30, 2018	121,811	$1,366	$746,410	$(2,383,446)	$5,742	$3,035,970	$1,406,042

Common stock issuance under stock award plans & ESPP	761	6	40,355				40,361
Share-based compensation			6,378				6,378
Repurchase of shares to satisfy tax obligations			(53)				(53)
Repurchase of common stock	(452)			(36,660)			(36,660)
Dividends paid						(37,782)	(37,782)
Change in fair value of interest rate swaps, net of taxes					227		227
Net income						116,784	116,784
Stockholders’ equity at September 29, 2018	122,120	$1,372	$793,090	$(2,420,106)	$5,969	$3,114,972	$1,495,297

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$418,175	$395,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,584	131,383
Gain on disposition of property and equipment	(262)	(285)
Share-based compensation expense	25,755	22,787
Deferred income taxes	8,495	5,009
Change in assets and liabilities:
Inventories	(223,230)	(284,065)
Prepaid expenses and other current assets	9,961	(21,226)
Accounts payable	59,810	107,104
Accrued employee compensation	(4,810)	20,000
Other accrued expenses	(21,622)	667
Income taxes	(3,257)	(29,667)
Other	728	6,206
Net cash provided by operating activities	414,327	353,419
Cash flows from investing activities:
Capital expenditures	(144,342)	(193,693)
Proceeds from sale of property and equipment	2,317	2,029
Net cash used in investing activities	(142,025)	(191,664)
Cash flows from financing activities:
Borrowings under debt facilities	947,000	968,500
Repayments under debt facilities	(710,750)	(820,750)
Debt issuance costs	—	(346)
Principal payments under finance lease liabilities	(2,741)	(2,725)
Repurchase of shares to satisfy tax obligations	(3,790)	(622)
Repurchase of common stock	(489,977)	(289,205)
Net proceeds from issuance of common stock	105,543	54,706
Cash dividends paid to stockholders	(121,246)	(109,159)
Net cash used in financing activities	(275,961)	(199,601)
Net change in cash and cash equivalents	(3,659)	(37,846)
Cash and cash equivalents at beginning of period	86,299	109,148
Cash and cash equivalents at end of period	$82,640	$71,302

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,189	$15,445
Income taxes	112,693	137,041

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$10,981	$15,521
Operating lease assets and liabilities recognized upon adoption of ASC 842	2,084,880	—
Increase of operating lease assets and liabilities from new or modified leases	240,969	—
Increase of finance lease assets and liabilities from new or modified leases	2,883	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index

TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers and ranchers and those who enjoy the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 28, 2019, the Company operated a total of 1,990 retail stores in 49 states (1,814 Tractor Supply and Del’s retail stores and 176 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

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

Index

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $645.0 million, $408.8 million, and $575.3 million in borrowings under its debt facilities at September 28, 2019, December 29, 2018, and September 29, 2018, respectively. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net asset of $0.1 million, $5.8 million, and $8.7 million at September 28, 2019, December 29, 2018, and September 29, 2018, respectively.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended
September 28, 2019.

For the third quarter of fiscal 2019 and 2018, share-based compensation expense was $7.4 million and $6.4 million, respectively, and $25.8 million and $22.8 million for the first nine months of fiscal 2019 and 2018, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2019:

Fiscal Nine Months Ended
September 28, 2019
Stock options granted	392,088
Weighted average exercise price	$89.71
Weighted average grant date fair value per option	$20.80

As of September 28, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $9.7 million with a remaining weighted average expense recognition period of 1.7 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2019:

Fiscal Nine Months Ended
September 28, 2019
Restricted stock units granted	252,905
Performance-based restricted share units granted (a)	58,115
Weighted average grant date fair value per share	$87.50

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

Index

As of September 28, 2019, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $25.0 million with a remaining weighted average expense recognition period of 2.1 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	September 28, 2019			September 29, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$122,133	118,956	$1.03	$116,784	121,876	$0.96
Dilutive effect of share-based awards	—	1,102	(0.01)	—	885	(0.01)
Diluted net income per share:	$122,133	120,058	$1.02	$116,784	122,761	$0.95

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 28, 2019			September 29, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$418,175	120,180	$3.48	$395,506	122,818	$3.22
Dilutive effect of share-based awards	—	1,059	(0.03)	—	752	(0.02)
Diluted net income per share:	$418,175	121,239	$3.45	$395,506	123,570	$3.20

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.3 million and 1.8 million shares for the fiscal three months ended September 28, 2019 and September 29, 2018, respectively, and 0.4 million and 3.4 million shares for the fiscal nine months ended September 28, 2019 and September 29, 2018, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 28, 2019	December 29, 2018	September 29, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	150.0	165.0	165.0
June 2017 Term Loan	90.0	93.8	93.8
Revolving credit loans	255.0	—	166.5
Total outstanding borrowings	645.0	408.8	575.3
Less: unamortized debt issuance costs	(1.1)	(1.4)	(1.5)
Total debt	643.9	407.4	573.8
Less: current portion of long-term debt	(30.0)	(26.3)	(26.3)
Long-term debt	$613.9	$381.1	$547.5

Outstanding letters of credit	$34.0	$33.5	$36.7

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

Pursuant to the Note Purchase Agreement, the 2029 Notes and any Shelf Notes (collectively, the “Notes”) are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the Notes by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Notes plus 0.50%.

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (5.000% at September 28, 2019) or the London Inter-Bank Offer Rate (“LIBOR”) (2.032% at September 28, 2019) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 28, 2019), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at September 28, 2019), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (5.000% at September 28, 2019) or LIBOR (2.032% at September 28, 2019) plus an additional 1.000% per annum. As further described in Note 6 to the Condensed Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and

Index

sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of September 28, 2019, the Company was in compliance with all debt covenants.

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of September 28, 2019, the notional amount of the interest rate swap was $150.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements. As of September 28, 2019, the notional amount of the interest rate swap was $90.0 million.

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

As of September 28, 2019, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of September 28, 2019.

Index

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	September 28, 2019	December 29, 2018	September 29, 2018
Interest rate swaps (short-term portion)	Other current assets	$631	$2,601	$2,735
Interest rate swaps (long-term portion)	Other assets	105	3,222	5,991
Total derivative assets		$736	$5,823	$8,726

Interest rate swaps (short-term portion)	Other accrued expenses	$57	$—	$—
Interest rate swaps (long-term portion)	Other long-term liabilities	581	—	—
Total derivative liabilities		$638	$—	$—

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 28, 2019	December 29, 2018	September 29, 2018
Beginning fiscal year AOCI balance	$3,814	$3,358	$3,358

Current fiscal period (loss)/gain recognized in OCI	(4,458)	456	2,611
Cumulative adjustment as a result of ASU 2017-12 adoption	717	—	—
Other comprehensive (loss)/gain, net of tax	(3,741)	456	2,611
Ending fiscal period AOCI balance	$73	$3,814	$5,969

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
	Financial Statement Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Amount of (losses)/gains recognized in OCI during the period	Other comprehensive (loss)/income	$(841)	$306	$(5,725)	$3,511

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income tax (benefit)/expense of interest rate swaps on AOCI	$(32)	$79	$(1,267)	$900

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at September 28, 2019, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of September 28,

Index

2019, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

In addition to the operating lease right-of-use assets presented on the Condensed Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $29.7 million are recorded within the Property and equipment, net line on the Condensed Consolidated Balance Sheets as of September 28, 2019.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Three Months Ended	Fiscal Nine Months Ended
	Statement of Income Location	September 28, 2019	September 28, 2019
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$1,075	$3,165
Interest on lease liabilities	Interest expense, net	407	1,207
Operating lease cost	Selling, general and administrative expenses	88,820	262,838
Variable lease cost	Selling, general and administrative expenses	18,394	55,545
Net lease cost		$108,696	$322,755

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2019 (b)	$92,364	$1,364	$93,728
2020	358,275	5,471	363,746
2021	337,373	5,531	342,904
2022	313,814	4,409	318,223
2023	289,207	3,217	292,424
After 2023	1,348,926	23,000	1,371,926
Total lease payments	2,739,959	42,992	2,782,951
Less: Interest	(503,558)	(9,934)	(513,492)
Present value of lease liabilities	$2,236,401	$33,058	$2,269,459
(a) Operating lease payments exclude $168.6 million of legally binding minimum lease payments for leases signed, but not yet commenced.
(b) Excluding the nine-month period ended September 28, 2019.

Index

The following table summarizes the Company’s lease term and discount rate:

September 28, 2019
Weighted-average remaining lease term (years):
Finance leases	9.8
Operating leases	8.9
Weighted-average discount rate:
Finance leases	5.2%
Operating leases	4.4%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Three Months Ended	Fiscal Nine Months Ended
	September 28, 2019	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$936	$2,741
Operating cash flows from finance leases	388	1,188
Operating cash flows from operating leases	88,820	251,800

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

Index

Dividends

During the first nine months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On November 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on December 10, 2019, to stockholders of record as of the close of business on November 25, 2019.

Note 9 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of September 28, 2019, the Company had remaining authorization under the share repurchase program of $1.53 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 28, 2019 and September 29, 2018, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total number of shares repurchased	1,470	452	4,926	4,296
Average price paid per share	$105.97	$81.23	$99.46	$67.33
Total cash paid for share repurchases	$155,742	$36,660	$489,977	$289,205

Note 10 – Income Taxes:

The Company’s effective income tax rate increased to 22.2% in the third quarter of fiscal 2019 compared to 21.5% in the third quarter of fiscal 2018. The primary driver for the increase in the Company’s effective income tax rate was an incremental tax benefit associated with share-based compensation in the third quarter of fiscal 2018. The effective income tax rate increased to 22.2% compared to 22.1% in the first nine months of fiscal 2019 and fiscal 2018, respectively.

Index

Note 11 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 28, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At September 28, 2019, there were $34.0 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and nine months ended September 28, 2019 and September 29, 2018:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category:	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Livestock and Pet	49%	49%	48%	48%
Hardware, Tools and Truck	23	22	21	21
Seasonal, Gift and Toy Products	18	18	20	20
Clothing and Footwear	5	6	6	6
Agriculture	5	5	5	5
Total	100%	100%	100%	100%

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

Index

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

Use of Non-GAAP Financial Measures

Tractor Supply reports its financial results in accordance with U.S. GAAP. Tractor Supply also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by U.S. GAAP. Therefore, Tractor Supply’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with U.S. GAAP. We believe this information is useful in providing period-to-period comparisons of the results of our continuing operations.

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. We experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season. We believe that our business can be more accurately assessed by focusing on the performance of the halves, not the quarters, due to the fact that different weather patterns from year-

Index

to-year can shift the timing of sales and profits between quarters, particularly between the first and second fiscal quarters and the third and fourth fiscal quarters.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 28, 2019 and September 29, 2018

Net sales for the third quarter of fiscal 2019 increased 5.4% to $1.98 billion from $1.88 billion for the third quarter of fiscal 2018. Comparable store sales for the third quarter of fiscal 2019 were $1.94 billion, a 2.9% increase as compared to the third quarter of fiscal 2018. Comparable store sales increased 5.1% for the third quarter of fiscal 2018.

The comparable store sales results for the third quarter of fiscal 2019 included increases in comparable average transaction value and transaction count of 2.3% and 0.6%, respectively. Comparable stores sales growth was geographically broad-based, driven primarily by strength in everyday merchandise, including consumable, usable and edible products, along with growth across spring and summer seasonal categories.

In addition to comparable store sales growth for the third quarter of fiscal 2019, sales from stores open less than one year were $50.0 million for the third quarter of fiscal 2019, which represented 2.7 percentage points of the 5.4% increase over third quarter fiscal 2018 net sales. For the third quarter of fiscal 2018, sales from stores open less than one year were $75.6 million, which represented 4.4 percentage points of the 9.3% increase over third quarter fiscal 2017 net sales.

The following table summarizes store growth for the fiscal three months ended September 28, 2019 and September 29, 2018:

	Fiscal Three Months Ended
Store Count Information:	September 28, 2019	September 29, 2018
Tractor Supply
Beginning of period	1,790	1,725
New stores opened	25	23
Stores closed	(1)	—
End of period	1,814	1,748
Petsense
Beginning of period	177	174
New stores opened	1	7
Stores closed	(2)	—
End of period	176	181
Consolidated, end of period	1,990	1,929
Stores relocated	1	—

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 28, 2019 and September 29, 2018:

	Percent of Net Sales
	Fiscal Three Months Ended

Product Category:	September 28, 2019	September 29, 2018
Livestock and Pet	49%	49%
Hardware, Tools and Truck	23	22
Seasonal, Gift and Toy Products	18	18
Clothing and Footwear	5	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 6.3% to $694.2 million for the third quarter of fiscal 2019 from $653.1 million for the third quarter of fiscal 2018. As a percent of net sales, gross margin increased 28 basis points to 34.99% for the third quarter of fiscal 2019 from 34.71% for the third quarter of fiscal 2018. The increase in gross margin resulted primarily from the strength of the Company’s price management program and a reduction in transportation costs as a percent of net sales.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.5% to $532.4 million for the third quarter of fiscal 2019 from $500.0 million for the third quarter of fiscal 2018. As a percent of net sales, SG&A expenses increased 26 basis points to 26.83% for the third quarter of fiscal 2019 from 26.57% for the third quarter of fiscal 2018. The increase in SG&A as a percent of net sales was primarily attributable to incremental costs associated with a new distribution facility in Frankfort, New York, an executive transition agreement and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by lower year-over-year incentive compensation as a percent of net sales, as well as leverage in occupancy and other costs from the increase in comparable store sales. The impact of the executive transition agreement in the third quarter of fiscal 2019 was approximately $2.9 million or 15 basis points, as a percent of net sales. Excluding the impact of the executive transition agreement, adjusted SG&A expenses were $529.5 million, an 11 basis point increase in SG&A expenses as a percent of net sales compared to the third quarter of fiscal 2018.

The effective income tax rate increased to 22.2% for the third quarter of fiscal 2019 compared to 21.5% for the third quarter of fiscal 2018. The primary driver for the increase in the Company’s effective income tax rate was an incremental tax benefit associated with share-based compensation in the third quarter of fiscal 2018.  The Company expects the full fiscal year 2019 effective tax rate to be in a range between 22.4% and 22.6%.

As a result of the foregoing factors, net income for the third quarter of fiscal 2019 increased 4.6% to $122.1 million, or $1.02 per diluted share, as compared to net income of $116.8 million, or $0.95 per diluted share, for the third quarter of fiscal 2018. Excluding the after-tax impact of the executive transition agreement of approximately $2.3 million, or $0.02 per diluted share, adjusted net income for the third quarter of fiscal 2019 was $124.4 million, or $1.04 per diluted share.

Fiscal Nine Months Ended September 28, 2019 and September 29, 2018

Net sales for the first nine months of fiscal 2019 increased 6.6% to $6.16 billion from $5.78 billion for the first nine months of fiscal 2018. Comparable store sales for the first nine months of fiscal 2019 were $5.99 billion, a 3.6% increase over the first nine months of fiscal 2018. Comparable store sales increased 4.9% for the first nine months of fiscal 2018.

The comparable store sales results for the first nine months of fiscal 2019 included increases in comparable average transaction value and transaction count of 2.5% and 1.1%, respectively. All geographic regions of the Company and all major product categories had positive comparable store sales growth. The increase in comparable store sales was primarily driven by strength in everyday merchandise, including consumable, usable, and edible products, along with strong demand for seasonal categories in each quarter of the year.

In addition to comparable store sales growth for the first nine months of fiscal 2019, sales from stores open less than one year were $179.6 million for the first nine months of fiscal 2019, which represented 3.1 percentage points of the 6.6% increase over the first nine months of fiscal 2018 net sales. For the first nine months of fiscal 2018, sales from stores open less than one year

Index

were $229.4 million, which represented 4.3 percentage points of the 8.9% increase over the first nine months of fiscal 2017 net sales.

The following table summarizes store growth for the fiscal nine months ended September 28, 2019 and September 29, 2018:

	Fiscal Nine Months Ended
Store Count Information:	September 28, 2019	September 29, 2018
Tractor Supply
Beginning of period	1,765	1,685
New stores opened	50	63
Stores closed	(1)	—
End of period	1,814	1,748
Petsense
Beginning of period	175	168
New stores opened	3	14
Stores closed	(2)	(1)
End of period	176	181
Consolidated, end of period	1,990	1,929
Stores relocated	2	2

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 28, 2019 and September 29, 2018:

	Percent of Net Sales
	Fiscal Nine Months Ended

Product Category:	September 28, 2019	September 29, 2018
Livestock and Pet	48%	48%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	20	20
Clothing and Footwear	6	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 7.2% to $2.13 billion for the first nine months of fiscal 2019 from $1.99 billion for the first nine months of fiscal 2018. As a percent of net sales, gross margin increased 20 basis points to 34.58% for the first nine months of fiscal 2019 from 34.38% for the first nine months of fiscal 2018. The increase in gross margin was primarily attributable to strength in the Company’s price management program throughout the first nine months of the year, as well as strong sell through of seasonal categories. Transportation costs did not have a significant impact on the year-over-year change in gross margin.

Total SG&A expenses, including depreciation and amortization, increased 7.7% to $1.58 billion for the first nine months of fiscal 2019 from $1.46 billion for the first nine months of fiscal 2018. As a percent of net sales, SG&A expenses increased 25 basis points to 25.60% for the first nine months of fiscal 2019 from 25.35% for the first nine months of fiscal 2018. The increase in SG&A as a percent of net sales was primarily attributable to incremental costs associated with a new distribution facility in Frankfort, New York, and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by lower year-over-year incentive compensation as a percent of net sales, as well as leverage in occupancy and other costs from the increase in comparable store sales.

The effective income tax rate increased to 22.2% for the first nine months of fiscal 2019 compared to 22.1% for the first nine months of fiscal 2018. The Company expects the full fiscal year 2019 effective tax rate to be in a range between 22.4% and 22.6%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2019 increased 5.7% to $418.2 million, or $3.45 per diluted share, as compared to net income of $395.5 million, or $3.20 per diluted share, for the first nine months of fiscal 2018.

Index

Excluding the after-tax impact of the executive transition agreement of approximately $2.3 million, or $0.02 per diluted share, adjusted net income for the first nine months of fiscal 2019 was $420.5 million, or $3.47 per diluted share.

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

Working Capital

At September 28, 2019, the Company had working capital of $753.8 million, which decreased $102.5 million from December 29, 2018, and decreased $213.4 million from September 29, 2018.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 28, 2019	December 29, 2018	Variance	September 29, 2018	Variance
Current assets:
Cash and cash equivalents	$82.6	$86.3	$(3.7)	$71.3	$11.3
Inventories	1,812.8	1,589.5	223.3	1,737.3	75.5
Prepaid expenses and other current assets	104.5	114.5	(10.0)	109.5	(5.0)
Income taxes receivable	5.6	4.1	1.5	23.6	(18.0)
Total current assets	2,005.5	1,794.4	211.1	1,941.7	63.8
Current liabilities:
Accounts payable	679.8	620.0	59.8	683.7	(3.9)
Accrued employee compensation	49.2	54.0	(4.8)	51.6	(2.4)
Other accrued expenses	218.8	232.4	(13.6)	209.2	9.6
Current portion of long-term debt	30.0	26.3	3.7	26.3	3.7
Current portion of finance lease liabilities	3.9	3.6	0.3	3.7	0.2
Current portion of operating lease liabilities	270.0	—	270.0	—	270.0
Income taxes payable	—	1.8	(1.8)	—	—
Total current liabilities	1,251.7	938.1	313.6	974.5	277.2
Working capital	$753.8	$856.3	$(102.5)	$967.2	$(213.4)

In comparison to December 29, 2018, working capital as of September 28, 2019, was impacted most significantly by changes in inventories, accounts payable, and the adoption of the new lease accounting standard under ASC 842.

•
The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory to support new store growth, as well as an increase in average inventory per store principally due to normal seasonal patterns.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

In comparison to September 29, 2018, working capital as of September 28, 2019, was impacted most significantly by changes in inventories and the adoption of the new lease accounting standard under ASC 842.

Index

•
The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth. Average inventory per store increased slightly due principally to inflation, inclusive of the impact of tariffs, as well as modest growth in everyday merchandise to support positive trends in the business. Accounts payable did not fluctuate in line with the increase in inventory due to the timing of payments.

•	The change in operating lease liabilities is due to the adoption of the new lease accounting standard under ASC 842.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 28, 2019	December 29, 2018	September 29, 2018
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	150.0	165.0	165.0
June 2017 Term Loan	90.0	93.8	93.8
Revolving credit loans	255.0	—	166.5
Total outstanding borrowings	645.0	408.8	575.3
Less: unamortized debt issuance costs	(1.1)	(1.4)	(1.5)
Total debt	643.9	407.4	573.8
Less: current portion of long-term debt	(30.0)	(26.3)	(26.3)
Long-term debt	$613.9	$381.1	$547.5

Outstanding letters of credit	$34.0	$33.5	$36.7

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $414.3 million and $353.4 million in the first nine months of fiscal 2019 and fiscal 2018, respectively.  The $60.9 million increase in net cash provided by operating activities in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Variance
Net income	$418.2	$395.5	$22.7
Depreciation and amortization	144.6	131.4	13.2
Share-based compensation expense	25.8	22.8	3.0
Deferred income taxes	8.5	5.0	3.5
Inventories and accounts payable	(163.4)	(177.0)	13.6
Prepaid expenses and other current assets	10.0	(21.2)	31.2
Accrued expenses	(26.4)	20.7	(47.1)
Income taxes	(3.3)	(29.7)	26.4
Other, net	0.3	5.9	(5.6)
Net cash provided by operating activities	$414.3	$353.4	$60.9

The $60.9 million increase in net cash provided by operating activities in the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018 resulted principally from incremental profitability and new store growth, in addition to the net impact of changes in our operating assets and liabilities which fluctuated due primarily to the timing of payments.

Index

Investing Activities

Investing activities used net cash of $142.0 million and $191.7 million in the first nine months of fiscal 2019 and fiscal 2018, respectively. The $49.7 million decrease in net cash used in investing activities primarily reflects a decrease in capital expenditures in the first nine months of fiscal 2019 compared to fiscal 2018.

Capital expenditures for the first nine months of fiscal 2019 and fiscal 2018 were as follows (in millions):

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018
Information technology	$66.5	$62.4
New and relocated stores and stores not yet opened	38.6	52.1
Existing stores	23.5	25.8
Distribution center capacity and improvements	14.3	53.2
Corporate and other	1.4	0.2
Total capital expenditures	$144.3	$193.7

The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives.

Spending on existing stores principally reflects routine refresh activity. In the first nine months of fiscal 2019, the Company opened 50 new Tractor Supply stores compared to 63 new Tractor Supply stores during the first nine months of fiscal 2018. The Company also opened three new Petsense stores during the first nine months of fiscal 2019 compared to 14 new Petsense stores during the first nine months of fiscal 2018. We expect to open approximately 80 new Tractor Supply stores during fiscal 2019 compared to 80 new Tractor Supply stores in fiscal 2018. We also expect to open approximately 10 new Petsense stores during fiscal 2019 compared to 18 new Petsense stores in fiscal 2018.

Spending for distribution center capacity and improvements was higher in the first nine months of fiscal 2018 due to the construction of our new northeast distribution center in Frankfort, New York, and the expansion of our distribution center in Waverly, Nebraska. The new northeast distribution center in Frankfort, New York began shipping merchandise to our stores in the first quarter of fiscal 2019. The expansion of the Waverly, Nebraska distribution center was completed in the first quarter of fiscal 2018.

Financing Activities

Financing activities used net cash of $276.0 million and $199.6 million in the first nine months of fiscal 2019 and fiscal 2018, respectively. The $76.4 million change in net cash used in financing activities in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	Variance
Net borrowings and repayments under debt facilities	$236.3	$147.8	$88.5
Repurchase of common stock	(490.0)	(289.2)	(200.8)
Net proceeds from issuance of common stock	105.5	54.7	50.8
Cash dividends paid to stockholders	(121.2)	(109.2)	(12.0)
Other, net	(6.6)	(3.7)	(2.9)
Net cash used in financing activities	$(276.0)	$(199.6)	$(76.4)

The $76.4 million change in net cash used in financing activities in the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018 is due to an increase in repurchases of common stock and quarterly cash dividends. This was partially offset by an increase in borrowings, net of repayments, under our debt facilities as well as an increase in net proceeds from the issuance of common stock stemming from the exercise of stock awards.

Index

Dividends

During the first nine months of fiscal 2019 and 2018, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On November 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on December 10, 2019, to stockholders of record as of the close of business on November 25, 2019.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of September 28, 2019, the Company had remaining authorization under the share repurchase program of $1.53 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 28, 2019 and September 29, 2018, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total number of shares repurchased	1,470	452	4,926	4,296
Average price paid per share	$105.97	$81.23	$99.46	$67.33
Total cash paid for share repurchases	$155,742	$36,660	$489,977	$289,205

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At September 28, 2019, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At September 28, 2019, there were $34.0 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

Refer to Note 13 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 28, 2019.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.4 million and $0.3 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $1.3 million for each of the nine months ended September 28, 2019 and September 29, 2018, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 28, 2019.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2019, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2019 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 30, 2019 - July 27, 2019		522,500	$111.14	522,500	$1,627,756,098
July 28, 2019 - August 24, 2019	(a)	829,114	104.01	828,200	1,541,623,548
August 25, 2019 - September 28, 2019	(a)	124,480	97.05	119,013	1,530,099,430
Total		1,476,094	$105.95	1,469,713	$1,530,099,430
(a) The number of shares purchased and average price paid per share includes 914 and 5,467 shares withheld from vested restricted stock units to satisfy employees’ minimum statutory tax withholding requirements for the periods of July 28, 2019 - August 24, 2019 and August 25, 2019 - September 28, 2019, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

Exhibit

10.1
Second Amended and Restated Employment Agreement, dated August 22, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 23, 2019, Commission File No. 000-23314, and incorporated herein by reference). +

10.2
Second Amended and Restated Employment Agreement, dated August 22, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Commission on August 23, 2019, Commission File No. 000-23314, and incorporated herein by reference). +

10.3
Transition Agreement, dated September 3, 2019, by and between Tractor Supply Company and Steve K. Barbarick (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 6, 2019, Commission File No. 000-23314, and incorporated herein by reference). +

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith

+	Management contract or compensatory plan or arrangement

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 7, 2019	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)