Form 10-K
period 2019-12-28
TRACTOR SUPPLY CO /DE/
filed 2020-02-20
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________.
Commission file number 000-23314
TRACTOR SUPPLY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5401 Virginia Way, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 440-4000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.008 par value	TSCO	NASDAQ Global Select Market

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
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.8 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 25, 2020
Common Stock, $.008 par value	117,282,010
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index
FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.  These factors include, without limitation, national, regional and local economic conditions affecting consumer spending, weather conditions, the seasonal nature of the business, the timing and acceptance of new products in the stores, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the failure to realize anticipated benefits of our investments in technology, infrastructure, and digital and omni-channel capabilities, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses and execute key gross margin enhancing initiatives, increases in fuel, carrier and other transportation costs, increases in wages due to competitive pressures or minimum wage laws and regulations, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner and number currently contemplated, the impact of new stores on the business, competition, including competition from online retailers, effective merchandising and marketing initiatives, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of the Company’s information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption resulting from a natural or other disaster or implementation of new technologies, including but not limited to, new supply chain technologies, effective tax rate changes, including expected effects of the Tax Cuts and Jobs Act, and results of examination by taxing authorities, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
ii

Index
PART I

Item 1.  Business

Overview

Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense and operate websites under the names TractorSupply.com and Petsense.com.  Our stores are located primarily in towns outlying major metropolitan markets and in rural communities.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 28, 2019, we operated 2,024 retail stores in 49 states (1,844 Tractor Supply and Del’s retail stores and 180 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space, and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space. Our online selling websites are positioned to offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs.

Business Strategy

We believe our sales and earnings growth is the result of executing our business strategy, which includes the following key components:

Market Niche

We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle, as well as tradesmen and small businesses.  By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center, and other specialty retailers. We cater to the rural lifestyle and often serve a market by being a trip consolidator for many basic maintenance needs for farm, ranch, and rural customers through convenient shopping options both in-store and online.

Customers

Our target customers are home, land, pet, and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers, ranchers, and all those who enjoy living the rural lifestyle, as well as tradesmen and small businesses.

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

Index
We use a third-party provider to survey and measure our level of customer service.  This process allows customers to provide feedback on their shopping experience.  Based on the third-party provider’s data, we believe our customer satisfaction scores are among the best-in-class.  We carefully evaluate the feedback we receive from our customers and implement improvements at both the Company and the individual store level based on that feedback.

Store Personnel and Training

We seek to hire store team members who live and appreciate the "Out Here" lifestyle, including those with farming and ranching backgrounds, with particular emphasis on general maintenance, equine, and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

•A thorough on-boarding process to prepare new team members for their new role;
•Productive workplace environment training that is intended to educate team members on company policies and procedures covering topics such as harassment, discrimination, and retaliation;
•New store opening training that prepares our store managers to open new stores to Company standards;
•A management training program which covers all aspects of our store operations, delivering superior service, and managing the team member experience;
•Structured training on customer service and selling skills;
•Online product knowledge training produced in conjunction with key vendors;
•Leadership development programs that prepare leaders to expand their current contributions; and
•An annual store manager meeting with vendor product presentations.

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

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle, as well as tradesmen and small businesses.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products and is supported by a strong in-stock inventory position with approximately 15,500 to 20,000 products per store as well as over 125,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2019. Our comprehensive selection of merchandise is comprised of the following major product categories:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Index
The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2019, 2018, and 2017:

	Percent of Net Sales
	Fiscal Year
Product Category:	2019	2018	2017
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	22	22
Seasonal, Gift and Toy Products	20	19	19
Clothing and Footwear	8	8	8
Agriculture	4	4	4
Total	100%	100%	100%

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

Our products are sourced through both domestic and international vendors, each of whom adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 975 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2019.  Approximately 375 core vendors accounted for 90% of our merchandise purchases during fiscal 2019.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

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

Index
Our exclusive brands represented approximately 31% of our total sales in fiscal 2019 and 2018, respectively, and 32% of our total sales in fiscal 2017. Our exclusive brands include:

•	4health® (pet foods and supplies)	•	Producer’s Pride® (livestock and horse feed and supplies)
•	Bit & Bridle® (apparel and footwear)	•	Red Shed® (gifts, collectibles, and outdoor furniture)
•	Blue Mountain® (apparel)	•	Redstone® (heating products)
•	C.E. Schmidt® (apparel and footwear)	•	Retriever® (pet foods and supplies)
•	Countyline® (livestock, farm and ranch equipment)	•	Ridgecut® (apparel)
•	Dumor® (livestock and horse feed and supplies)	•	Royal Wing® (bird feed and supplies)
•	Groundwork® (lawn and garden supplies)	•	Traveller® (truck and automotive products)
•	Huskee® (outdoor power equipment)	•	Treeline® (hunting gear and accessories)
•	JobSmart® (tools)	•	TSC Tractor Supply Co® (trailers, truck tool boxes, and animal bedding)
•	Paws & Claws® (pet foods and supplies)	•	Untamed® (pet foods)

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

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through TractorSupply.com. In fiscal 2019, our Tractor Supply stores received approximately 74% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise in order to enhance in-stock inventory positions, minimize freight expense, and improve the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Texas, and Washington represent a total distribution capacity of 6.1 million square feet. We also use third-party operated import centers and mixing centers which provide additional distribution capacity. In fiscal 2019, we completed and began shipping operations at our new northeast distribution center in Frankfort, New York.

We select the locations of our distribution facilities in an effort to minimize logistical costs and optimize the distance from distribution facilities to our stores. Our distribution centers utilize warehouse and labor management tools that support the planning, control, and processing of inventory. We manage our inbound and outbound transportation activity in-house through the use of a transportation management system.  We utilize multiple common carriers for store and direct to customer deliveries. We manage our transportation costs through carrier negotiations, monitoring of transportation routes, and scheduling of deliveries.

Marketing

We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination retailer, we promote a broad selection of merchandise through various digital and social media initiatives, newspaper circulars, customer targeted direct mail, and direct e-mail, as well as limited television, radio, and other limited media channels.  In addition, our Neighbor’s Club loyalty program enhances our ability to create engagement with our best customers. Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Index
Omni-Channel

The customer is our singular focus and our priority is ensuring they can engage with us in the most convenient manner for them whether in our stores, on our website, or via our Customer Solutions Center. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive mobile experience while maintaining a straight-forward shopping experience to further offer the convenience our customers need. We offer a buy online and pick up in-store program which provides convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment extending our aisles beyond our store locations as well as convenient and useful content that is relevant to their lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or to their homes or offices. We use our distribution facility network to support our e-commerce activities. Our digital capabilities have further enhanced our in-store shopping and customer service experience, allowed us to engage with our customers anytime, anywhere, and in any way they choose, and expanded our target markets outside of our current retail store locations.

Management and Team Members

As of December 28, 2019, we employed approximately 16,000 full-time and 16,000 part-time Tractor Supply team members. We typically employ additional part-time team members throughout the year during high sales volume periods.  We are not party to any collective bargaining agreements.

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

Management Information and Control Systems

We have invested resources in management information and control systems to provide legendary customer service and to deliver the right products in the right place at the right time. This includes use of digital technologies to integrate the customer experience in-store, online, and through our Customer Solutions Center, which offers customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include:

•Point-of-sale system;
•In-store mobility;
•E-commerce platform;

Index
•Replenishment and allocation systems;
•Merchandising presentation and inventory management tools;
•Warehouse and transportation management systems;
•Labor management tools for stores and supply chain;
•Price optimization system;
•Vendor purchase order control system;
•Business intelligence and analytics tools; and
•Customer loyalty system.

These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives focused heavily on improving the customer experience across all channels. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements. We will continue to evaluate the use of technologies to improve productivity such as artificial intelligence, automation software, quantum computing, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, employees, vendors, and other confidential Company data as well as ensuring that we adhere to industry privacy laws and standards. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense

Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 28, 2019, we operated a total of 180 Petsense stores in 26 states, with approximately 500 full-time and 1,000 part-time team members, and an e-commerce website (Petsense.com). Petsense owns a registration trademark for its exclusive brand, TrueSource® pet food, and the Petsense name is registered with the USPTO.

Growth Strategy

Tractor Supply Company believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital, and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice, and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products and services through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale, and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing, and empowering our team members for growth by developing skills, talent, and leadership across the organization, and (2) implementing operational efficiency initiatives, including leverage of technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 7.9%. We plan to open approximately 80 new Tractor Supply and 10 to 15 new Petsense stores in fiscal 2020, a selling square footage increase of approximately 4.5%.  In fiscal 2019, we opened 80 new Tractor Supply stores and 8 new Petsense stores. In fiscal 2018, we opened 80 new Tractor Supply stores and 18 new Petsense stores. This represents a selling square footage increase of approximately 4.3% during fiscal 2019 and 4.9% during fiscal 2018.

Index
At December 28, 2019, we operated 2,024 retail stores in 49 states (1,844 Tractor Supply and Del’s retail stores and 180 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and have identified over 600 additional markets for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores. Approximately 55% of our stores are in freestanding buildings and 45% are located in strip shopping centers.  We lease approximately 94% of our stores and own the remaining 6%.

Competition

We operate in a competitive retail industry. The principal competitive factors include location of stores, fulfillment options, price, quality of merchandise, in-stock inventory consistency, merchandise assortment and presentation, product knowledge, online competitors, and customer service. We compete with general merchandise retailers, home center retailers, pet retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state, and local laws and regulations, enacted or adopted, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, LED lighting, high efficiency heating/air conditioning systems, and recycling programs in our stores, distribution facilities, and Store Support Center. Our Store Support Center and our distribution centers in Casa Grande, Arizona, and Frankfort, New York, are LEED (Leadership in Energy and Environmental Design) Silver certified for environmentally sustainable design, construction, and operation.  We also installed solar arrays at the Store Support Center in Brentwood, Tennessee, and our Tractor Supply store in Hendersonville, Tennessee.

In December 2018, we announced a goal to reduce carbon emissions from our facilities by 25% by 2025 from our 2015 baseline as part of the Company's Stewardship Program.

Additional information can be found in our annual sustainability report on our website.

Index
Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2020.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	45
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	48
Benjamin F. Parrish, Jr.	Executive Vice President – General Counsel and Corporate Secretary	63
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	47
John P. Ordus	Executive Vice President – Chief Stores Officer	44
Jonathan S. Estep	Executive Vice President – Chief Merchandising Officer	40
Christi C. Korzekwa	Senior Vice President – Marketing	54
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	42

Harry A. Lawton, III was appointed as President and Chief Executive Officer on January 13, 2020. Mr. Lawton served as President of Macy's, Inc. from September 2017 to December 2019. Prior to that time, Mr. Lawton served as Senior Vice President, North America at eBay, Inc. since May 2015. Mr. Lawton previously held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot's online business. Since January 2019, Mr. Lawton has served as a director of Sealed Air Corporation and previously served as a director of Buffalo Wild Wings, Inc. from October 2016 to February 2018.

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

Robert D. Mills has served as Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer since August 2018, prior to which he served as Senior Vice President – Chief Information Officer since February 2014. Mr. Mills previously served as Chief Information Officer for Ulta Beauty from October 2011, until he joined the Company. From 2005 to 2011, Mr. Mills was Vice President, Chief Information Officer for the online business unit at Sears Holdings Corporation where he began as an Information Technology Customer Relationship Leader in 2001. Prior to 2001, Mr. Mills held roles at Allstate Insurance, Rockwell International Telecommunications Division, and Household Finance Corporation. Since March 2018, Mr. Mills has served as a director of B&G Foods, Inc.

John P. Ordus was promoted to Executive Vice President - Chief Stores Officer in February 2020, after having served as Senior Vice President - Store Operations since August 2015. Prior to that time, Mr. Ordus served the Company as Regional Vice President from June 2010 and as a Regional Director for the Company since September 2008. Mr. Ordus joined the Company as a District Manager in February 2002 after the acquisition of Quality Farm and Fleet with which Mr. Ordus held roles since January 1988.

Jonathan S. Estep was promoted to Executive Vice President - Chief Merchandising Officer in February 2020, after having served as the Senior Vice President, General Merchandising since April 2017. Prior to that time, Mr. Estep served the Company as a Vice President, Divisional Merchandise Manager from February 2014. Mr. Estep also previously served in various other leadership roles in merchandising since he re-joined the Company in January 2008.

Index
Christi C. Korzekwa has served as Senior Vice President, Marketing since February 2015, having previously served as Vice President, Marketing since she joined the Company in February 2012. Prior to joining the Company, Ms. Korzekwa served as Senior Vice President, Director of Client Services for Blue Sky Agency. She worked for Home Depot, Inc. from 2004 to 2011 in roles of increasing importance in marketing and advertising, most recently as Senior Director, Marketing. Before joining Home Depot, Ms. Korzekwa spent 17 years with TM Advertising, most recently serving as their Senior Vice President, Global Media Director.

Colin W. Yankee was promoted to Executive Vice President - Chief Supply Chain Officer in February 2020, after having served as Senior Vice President, Supply Chain since November 2015 when he joined the Company. Mr. Yankee was previously Vice President of Logistics for Neiman Marcus from 2013 to 2015. Prior to that time, Mr. Yankee held various leadership roles in logistics and supply chain with the Target Corporation since 2004. He began his career as a Cavalry Officer, Captain in the United States Army.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, general health epidemics, and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

Failure to protect our reputation could have a material adverse effect on our brand name or any of our exclusive brands.

Our success depends in part on the value and strength of the Tractor Supply name, including our exclusive brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusation of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could result in decreased revenue or otherwise adversely affect our business.

Index
We may be unable to increase sales at our existing stores.

We experience fluctuations in our comparable store sales at our existing stores, defined as sales in stores which have been open for at least twelve months.  Various factors affect the comparable store sales at our existing stores, including, among others, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other competing retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, retail pricing, the timing of promotional events, the release of new merchandise, the success of marketing programs, and weather conditions.  These factors may cause the comparable store sales results at our existing stores to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as duties, tariffs, diesel fuel, and transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices, and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility not be effective, our financial performance could be adversely impacted.

Weather conditions may have a significant impact on our financial results.

Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts, have impacted operating results. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings, damage to our stores or merchandise, or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Our merchandising and marketing initiatives may not provide expected results.

We believe our past performance has been based on, and future success will depend upon, in part, the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends and consumer preferences and expectations. Further, adverse publicity about our merchandise products, whether valid or not, may discourage consumers from buying the products we offer. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory impairment or retail price reductions that have a material adverse effect on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse effect on our financial condition and results of operations.

Capital required for growth may not be available.

The construction or acquisition of new stores, store support center facilities, distribution facilities, or other facilities, the remodeling and renovation of existing facilities, and investments in information technology require significant amounts of capital. In the past, our growth has been funded through internally generated cash flow and bank borrowings.  Our failure to generate expected cash flow could impair our growth. In addition, disruptions to the capital and credit markets could adversely affect the ability of the banks to meet their commitments.  Our access to funds under our debt facilities is dependent on the

Index
ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.  In addition, tight lending practices may make it difficult for our real estate developers to obtain financing under acceptable loan terms and conditions.  Unfavorable lending conditions could impact the timing of our store openings and materially adversely affect our ability to open new stores in desirable locations.

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

An integral part of our business strategy includes the expansion of our store base through new store openings. This expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers and other businesses for such sites. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired significantly. To the extent that we are unable to open new stores in the manner we anticipate (due to, among other reasons, site approval or unforeseen delays in construction), our sales growth may be impeded.

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

Although we have a rigorous real estate site selection and approval process, there can be no assurance that our new store openings will be successful or result in incremental sales and profitability for the Company. New stores build their sales volumes and refine their merchandise selection over time and, as a result, generally have lower gross margins and higher operating expenses as a percentage of net sales than our more mature stores. As we continue to open new stores, there may be a negative impact on our results from a lower contribution margin of these new stores until their sales levels ramp to chain average, if at all, as well as from the impact of related pre-opening costs. Additionally, new stores can also impact the sales and contribution margins of existing stores located in close proximity.

Our failure to attract and retain qualified team members, increases in wage, and labor costs, and changes in laws and other labor issues could adversely affect our financial performance.

Our ability to maintain and continue expanding operations depends on our ability to attract and retain a large and growing number of qualified team members.  Our ability to meet labor needs while controlling wage and related labor costs is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force, unemployment levels, prevailing wage rates, increases in legally required minimum wage rates, changing demographics, health and other insurance costs, changes in employment legislation and the potential for changes in local labor practices or union activities.  If we are unable to locate, attract or retain qualified personnel, or if costs of labor or related costs increase significantly, our financial performance could be adversely affected.

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

Index
The loss of current members of our senior management team and other key team members or the failure to successfully manage an executive officer transition may adversely affect our operating results.

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

We face risks from our use of service providers or other third-parties whom we rely upon for conducting our business.

The Company is dependent upon numerous service providers and other third-parties to conduct our business. While the Company selects these third-party vendors carefully, it does not control their actions. Any failure of these third-parties to provide the expected or agreed-upon level of service in a timely manner for any reason could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Further, our reputation or brand could be adversely impacted by the actions of these third-parties.

We face risks associated with vendors from whom our products are sourced.

The products we sell are sourced from a variety of domestic and international vendors.  We have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against certain liabilities and costs.  Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers.  Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones.  This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, health (including, but not limited to, the recent COVID-19 coronavirus outbreak originating in China), or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.  Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

Index
While the Company selects these third-party vendors carefully, it does not control their actions or the components or manufacturer of their products. Any problems caused by these third-parties, or issues associated with their products, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber attacks or security breaches at a vendor could subject the Company to litigation and adversely affect the Company’s ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

We rely on foreign manufacturers for various products that we sell.  In addition, many of our domestic suppliers purchase a portion of their products from foreign sources.  As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, global or regional health epidemics, delays in shipments, transportation capacity and costs, currency exchange rates, and changes in political or economic conditions in countries from which we purchase products.  If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional U.S. quotas, duties, tariffs, taxes, or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

The current political landscape in the U.S. has introduced greater uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and financial condition.

We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of tariffs (imposed and potential) by the U.S. with respect to certain consumer goods imported from China.

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products has increased our costs and could result in reduced sales and profits. In addition, the imposition of tariffs by the U.S. has resulted in the adoption of tariffs by China on U.S. exports and could result in the adoption of tariffs by other countries as well. A resulting trade war could have a significant adverse effect on world trade and the world economy. Further, the imposition of tariffs or other changes in world trade could have an impact on certain U.S. industries and consumers and could negatively impact the consumer demand for products that we sell.

We continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail selling prices. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part in mitigating the impact of any current or future tariffs. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products for sale, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could

Index
negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.

We maintain a network of distribution facilities and have plans to build new distribution facilities and expand existing facilities to support our long-term strategic growth initiatives. Delays in opening new or expanded distribution facilities could adversely affect our future operations by slowing store growth or negatively impacting our fulfillment capabilities, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental, or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

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

A compromise of our information security and privacy controls, or those of businesses and vendors with whom we interact, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper parties; loss or unavailability of data; disruptions to our business activities; or any other outcome stemming from a cybersecurity incident could materially adversely affect our reputation with our customers, team members, and vendors, as well as our operations, results of operations, financial condition, and liquidity, and could result in significant legal and financial exposure beyond the scope or limits of insurance coverage. Moreover, a security breach could require that we expend significant additional resources to respond to the attack or breach and could result in a disruption of our operations.

In addition, states and the federal government are increasingly enacting laws and regulations relating to privacy, data breaches, and theft of employee and customer data.  These laws will likely increase the costs of doing business and, if we fail to comply with these laws and regulations, to implement appropriate safeguards, or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability, and potentially disrupt our business.

We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label and co-branded credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers, and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, adequately encrypt payment transaction data, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business and operations could suffer material losses in the event of system interruptions or failures.

Our information technology systems, some of which are dependent on services managed or provided by third-parties, serve an important role in the operation and administration of our business. These systems are vulnerable to damages from any number of sources, including, but not limited to, human error, cybersecurity attacks, computer viruses, unauthorized access, fire, flood, power outages, telecommunication failures, facility or equipment damage, natural disasters, terrorism, and war.  In addition, we

Index
continually make investments in technology to implement new processes and systems, as well as to maintain and update our existing processes and systems. Implementing process and system changes increases the risk of disruption. If our information technology systems are interrupted or fail and our redundant systems or recovery plans are not adequate to address such interruptions or failures on a timely basis, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected.  Additionally, remediation of any problems with our systems could result in significant, unplanned expenses.

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

We depend on management information systems for many aspects of our business.  We rely on certain software vendors to maintain and periodically upgrade many of these systems so that we can continue to support our business. We could be materially adversely affected if we experienced a disruption or data loss relating to our management information systems and are unable to recover timely. We could also be adversely impacted if we are unable to improve, upgrade, maintain, and expand our management information systems, particularly in light of the contemplated continued store growth.

The success of our long-term strategic growth initiatives designed to increase our sales and improve margin are dependent in varying degrees on the timely delivery and the functionality of information technology systems to support them.  Extended delays or cost overruns in securing, developing, and otherwise implementing technology solutions to support the long-term strategic growth initiatives would delay and possibly even prevent us from realizing the projected benefits of those initiatives.

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $4.5 billion, we may discontinue this program at any time or significantly reduce repurchases under the program.

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

In addition, the stock market has at times experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

Index
Our business could be negatively impacted as a result of federal, state, local, or foreign laws and regulations.

We are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, and employment law matters.

Our operations, including our outsourced exclusive brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

At December 28, 2019, the Company operated 2,024 stores in 49 states (1,844 Tractor Supply and Del’s retail stores and 180 Petsense retail stores).  The Company leases approximately 94% of its stores. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations.

Index
The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	221	Wisconsin	24
North Carolina	100	Massachusetts	23
Pennsylvania	97	Maryland	23
Tennessee	97	Colorado	22
Ohio	93	Illinois	22
Georgia	92	Maine	21
Michigan	90	New Hampshire	21
New York	90	New Jersey	21
Florida	73	Connecticut	20
Kentucky	71	Nebraska	18
California	69	Utah	15
Indiana	63	North Dakota	14
Virginia	63	Minnesota	13
Alabama	62	Oregon	10
Louisiana	59	Iowa	9
Oklahoma	56	South Dakota	9
South Carolina	48	Vermont	8
Mississippi	41	Wyoming	8
Arkansas	38	Delaware	6
Arizona	34	Montana	6
Missouri	30	Idaho	5
New Mexico	29	Rhode Island	5
West Virginia	28	Nevada	4
Kansas	26	Hawaii	2
Washington	25
			2,024

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York	924,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	592,000	Owned
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington (b)	64,000	Leased
Longview, Texas (b)	63,000	Owned
(a) The leased distribution center in Hagerstown is treated as an extension of the existing owned Hagerstown location and is not considered a separate distribution center.
(b) This is a mixing center designed to process certain high-volume bulk products.

Index
The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

Item 3.  Legal Proceedings

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company’s business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company’s Consolidated Financial Statements.

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

The table below sets forth the high and low sales prices of our common stock as reported by the Nasdaq Global Select Market for each fiscal quarter of the periods indicated:

	Price Range
	2019		2018
	High	Low	High	Low
First Quarter	$98.58	$80.31	$82.68	$58.78
Second Quarter	$109.67	$96.61	$79.04	$58.27
Third Quarter	$114.25	$88.41	$92.45	$74.93
Fourth Quarter	$99.37	$89.07	$97.65	$78.67

As of January 25, 2020, the number of record holders of our common stock was 519 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was approximately 240,000.

Index
Common Stock Dividends

During fiscal 2019 and 2018, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 6, 2019	$0.35	November 25, 2019	December 10, 2019
August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

November 7, 2018	$0.31	November 26, 2018	December 11, 2018
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

On February 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on March 10, 2020, to stockholders of record as of the close of business on February 24, 2020.

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. On May 8, 2019, the Company's Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized since the inception of the program up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2019 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,758,099	$90.07	1,724,100	$364,717,356
Second Quarter (a)	1,733,618	103.27	1,732,500	1,685,822,720
Third Quarter (a)	1,476,094	105.95	1,469,713	1,530,099,430

Fourth Quarter: (a)
9/29/19 - 10/26/19	119,000	93.12	119,000	1,519,019,236
10/27/19 - 11/23/19	111,288	96.43	111,000	1,508,316,429
11/24/19 - 12/28/19	228,000	94.55	228,000	1,486,763,173
	458,288	94.64	458,000	1,486,763,173

As of December 28, 2019	5,426,099	$98.99	5,384,313	$1,486,763,173
(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 33,999 during the first quarter, 1,118 during the second quarter, 6,381 during the third quarter, and 288 during the fourth quarter.

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

Any additional stock repurchase programs will be subject to the discretion of our Board of Directors and will depend upon earnings, financial condition, and capital needs of the Company, along with any other factors which the Board of Directors deem relevant.  The program may be limited or terminated at any time, without prior notice.
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

The following graph compares the cumulative total stockholder return on our common stock from December 27, 2014 to December 28, 2019 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 27, 2014, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
2014
2015
2016
2017
2018
2019
Tractor Supply Company
S&P 500
S&P Retail Index

	12/27/2014	12/26/2015	12/31/2016	12/30/2017	12/29/2018	12/28/2019
Tractor Supply Company	$100.00	$110.89	$99.25	$99.58	$112.55	$126.57
S&P 500	$100.00	$100.77	$111.92	$136.35	$129.26	$171.88
S&P Retail Index	$100.00	$126.12	$133.60	$174.21	$195.19	$252.10

Index
Item 6.  Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)(b)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2019	2018	2017	2016	2015
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Operating Results:
Net sales	$8,351,931	$7,911,046	$7,256,382	$6,779,579	$6,226,507
Gross profit	2,871,770	2,702,528	2,491,965	2,325,202	2,143,174
Selling, general and administrative expenses	1,932,572	1,823,440	1,639,749	1,488,164	1,369,097
Depreciation and amortization	195,978	177,351	165,834	142,958	123,569
Operating income	743,220	701,737	686,382	694,080	650,508
Interest expense, net	19,843	18,352	13,859	5,810	2,891
Income before income taxes	723,377	683,385	672,523	688,270	647,617
Income tax expense	161,023	151,028	249,924	251,150	237,222
Net income	$562,354	$532,357	$422,599	$437,120	$410,395
Net income per share – basic (c)	$4.70	$4.34	$3.31	$3.29	$3.03
Net income per share – diluted (c)	$4.66	$4.31	$3.30	$3.27	$3.00
Weighted average shares – diluted (c)	120,743	123,471	128,204	133,813	136,845
Dividends declared per common share outstanding	$1.36	$1.20	$1.05	$0.92	$0.76
Operating Data (percent of net sales):
Gross margin	34.4%	34.2%	34.3%	34.3%	34.4%
Selling, general and administrative expenses	23.1%	23.0%	22.6%	22.0%	22.0%
Operating income	8.9%	8.9%	9.4%	10.2%	10.4%
Net income	6.7%	6.7%	5.8%	6.4%	6.6%
Store, Sales, and Other Data:
Stores open at end of year	2,024	1,940	1,853	1,738	1,488
Comparable store sales increase (d)	2.7%	5.1%	2.7%	1.6%	3.1%
New store sales (as a % of net sales) (e)	2.8%	3.8%	5.6%	5.6%	5.6%
Average transaction value	$46.89	$45.85	$44.61	$44.42	$44.87
Comparable store average transaction value increase (decrease) (c)	2.4%	2.8%	0.5%	(0.9)%	(0.2)%
Comparable store average transaction count increase (d)	0.3%	2.2%	2.2%	2.6%	3.3%
Total selling square footage (000’s)	30,854	29,571	28,180	26,511	23,938
Total team members	33,500	30,500	29,300	26,000	23,000
Capital expenditures (000’s)	$217,450	$278,530	$250,401	$226,017	$236,496
Balance Sheet Data (at end of period):
Average inventory per store (f)	$751.3	$766.8	$735.4	$741.7	$820.1
Inventory turns	3.23	3.27	3.24	3.19	3.23
Working capital	$540,287	$856,292	$806,154	$740,615	$768,177
Total assets (g)	$5,289,268	$3,085,262	$2,868,769	$2,674,942	$2,370,826
Long-term debt, less current portion (h)	$396,869	$410,370	$433,686	$289,769	$166,992
Operating lease liabilities, less current portion (g)	$2,001,162	$—	$—	$—	$—
Stockholders’ equity	$1,567,123	$1,561,820	$1,418,673	$1,453,218	$1,393,294
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
(c) Basic net income per share is calculated based on the weighted average number of common shares outstanding applied to net income.  Diluted net income per share is calculated using the treasury stock method for stock options, restricted stock units, and performance-based restricted share units.
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
(g) As a result of the adoption of new lease accounting guidance in the first quarter of fiscal 2019, we recognized lease assets and liabilities for operating leases. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. For additional information related to the impact of adopting this new accounting guidance, see Note 1, Note 6, and Note 14 to the Consolidated Financial Statements.
(h) Long-term debt includes amounts outstanding under the Company’s debt facilities and finance lease obligations, excluding the current portions.

Index
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the three-year period ended December 28, 2019 (our fiscal years 2019, 2018 and 2017). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 28, 2019, we operated 2,024 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense. We also operate websites under the names TractorSupply.com and Petsense.com. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities, and they offer the following comprehensive selection of merchandise:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Tractor Supply Company believes we can grow our business by being the most dependable supplier of relevant products and services for the “Out Here” lifestyle, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose.  Our long-term growth strategy is to: (1) drive profitable growth through new store openings and by expanding omni-channel capabilities, thus tying together our website product content, social media, digital, and online shopping experience, attracting new customers and driving loyalty, (2) build customer-centric engagement by leveraging analytics to deliver legendary customer service, seasoned advice, and personalized experiences, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products and services through our test and learn strategy, (4) enhance our core and foundational capabilities by investing in infrastructure and process improvements which will support growth, scale, and agility while improving the customer experience, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) organizing, optimizing, and empowering our team members for growth by developing skills, talent, and leadership across the organization, and (2) implementing operational efficiency initiatives, including leverage of technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 1,382 stores at the end of fiscal 2014 to 2,024 stores (1,844 Tractor Supply and Del’s retail stores and 180 Petsense retail stores) at the end of fiscal 2019, and in net sales, with a compounded annual growth rate of approximately 7.9%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets. We have developed a proven method for selecting store sites and have identified over 600 additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for up to 1,000 Petsense stores.

Index

Executive Summary

In fiscal 2019, we opened 80 new Tractor Supply stores in 29 states and eight new Petsense stores in four states. In fiscal 2018, we opened 80 new Tractor Supply stores in 33 states and 18 new Petsense stores in 14 states. This resulted in a selling square footage increase of approximately 4.3% in fiscal 2019 and approximately 4.9% in fiscal 2018.

Net sales increased 5.6% to $8.35 billion in fiscal 2019 from $7.91 billion in fiscal 2018. Comparable store sales increased 2.7% in fiscal 2019 versus a 5.1% increase in fiscal 2018. Gross profit increased 6.3% to $2.87 billion in fiscal 2019 from $2.70 billion in fiscal 2018, and gross margin increased 22 basis points to 34.38% of net sales in fiscal 2019 from 34.16% of net sales in fiscal 2018. Operating income increased three basis points to 8.90% of net sales in fiscal 2019 from 8.87% of net sales in fiscal 2018. For fiscal 2019, net income was $562.4 million, or $4.66 per diluted share, compared to $532.4 million, or $4.31 per diluted share, in fiscal 2018.

We ended the year with $84.2 million in cash and outstanding debt of $396.5 million, after returning $696.0 million to our stockholders through stock repurchases and quarterly cash dividends.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Inventory Valuation:
Inventory Impairment
We identify potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory, and other benchmarks. We have established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on our aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies.	We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near term. However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

	Our impairment reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding forecasted customer demand and the promotional environment.	We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment. However, if assumptions regarding consumer demand or clearance potential for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 28, 2019, would have affected net income by approximately $1.1 million in fiscal 2019.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Shrinkage
We perform physical inventories at least once a year for each store that has been open more than 12 months, and we have established a reserve for estimating inventory shrinkage between physical inventory counts. The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.	The estimated store inventory shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends.

Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends, the effect of loss prevention measures and merchandising strategies.	We have not made any material changes in the accounting methodology used to recognize shrinkage in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our shrinkage reserve.  However, if our estimates regarding inventory losses are inaccurate, we may be exposed to losses or gains that could be material.

A 10% change in our shrinkage reserve as of December 28, 2019, would have affected net income by approximately $2.2 million in fiscal 2019.
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

We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2019.

If a 10% reserve had been applied against our outstanding vendor funding due as of December 28, 2019, net income would have been affected by approximately $2.2 million in fiscal 2019.

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

If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 28, 2019, net income would have been affected by approximately $10.4 million in fiscal 2019.

Index

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insurance Reserves:
We self-insure a significant portion of our workers’ compensation insurance and general liability (including product liability) insurance plans.  We have stop-loss insurance policies to protect from individual losses over specified dollar values.

Provisions for losses related to our self-insured liabilities are based upon periodic independent actuarially determined estimates that consider a number of factors including historical claims experience, loss development factors, and severity factors.	The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date based upon historical data and experience, including actuarial calculations.	We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented.

We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves.  However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material.

A 10% change in our self-insurance reserves as of December 28, 2019, would have affected net income by approximately $5.0 million in fiscal 2019.
Impairment of Long-Lived Assets:
Long-lived assets, including lease assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.  The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations, and other costs to operate a store.

If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, market valuation, or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.	Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values.	We have not made any material changes in our impairment loss assessment methodology in the financial periods presented, other than to include operating lease right-of-use assets in our ongoing impairment assessment upon adoption of the new lease accounting standard in fiscal 2019.

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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach, when available and appropriate, the income approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.
Our impairment loss calculation contains uncertainties because they require management to make assumptions and to apply judgment to qualitative factors as well as estimate future cash flows and asset fair values, including forecasting projected financial information and selecting the discount rate that reflects the risk inherent in future cash flows.
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

Index
Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2019 and 2018 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,822,220	$2,353,782	$1,984,144	$2,191,785	$8,351,931
Gross profit	614,984	820,745	694,240	741,801	2,871,770
Operating income	103,408	287,557	161,817	190,438	743,220
Net income	76,832	219,210	122,133	144,179	562,354

Net income per share:
Basic	$0.63	$1.82	$1.03	$1.22	$4.70
Diluted	$0.63	$1.80	$1.02	$1.21	$4.66

Comparable store sales increase (a)	5.0%	3.2%	2.9%	0.1%	2.7%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,682,901	$2,213,249	$1,881,625	$2,133,271	$7,911,046
Gross profit	563,649	769,414	653,132	716,333	2,702,528
Operating income	94,749	273,458	153,148	180,382	701,737
Net income	71,433	207,289	116,784	136,851	532,357

Net income per share:
Basic	$0.57	$1.70	$0.96	$1.12	$4.34
Diluted	$0.57	$1.69	$0.95	$1.11	$4.31

Comparable store sales increase (a)	3.7%	5.6%	5.1%	5.7%	5.1%
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

Index
Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2019	2018	2017
Net sales	100.00%	100.00%	100.00%
Cost of merchandise sold (a)	65.62	65.84	65.66
Gross margin (a)	34.38	34.16	34.34
Selling, general and administrative expenses (a)	23.14	23.05	22.60
Depreciation and amortization	2.34	2.24	2.28
Operating income	8.90	8.87	9.46
Interest expense, net	0.24	0.23	0.19
Income before income taxes	8.66	8.64	9.27
Income tax expense	1.93	1.91	3.45
Net income	6.73%	6.73%	5.82%
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

Fiscal 2019 Compared to Fiscal 2018

Net sales increased 5.6% to $8.35 billion in fiscal 2019 from $7.91 billion in fiscal 2018. Comparable store sales for fiscal 2019 were $8.13 billion, a 2.7% increase over fiscal 2018. This compares to a 5.1% comparable store sales increase in the prior year. The comparable store average ticket increased 2.4% and comparable store transaction count increased 0.3% for fiscal 2019, as compared to an increase of 2.8% and 2.2% in fiscal 2018, respectively.

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

All geographic regions of the Company had positive comparable store sales growth. The growth in comparable store sales was led by strength in everyday merchandise, including consumable, usable, and edible (“C.U.E.”) products throughout the year as well as growth in seasonal merchandise categories. The growth in seasonal merchandise was driven from solid demand throughout the first three fiscal quarters of the year; however, the fourth fiscal quarter experienced weakness in sales of cold-weather seasonal and holiday discretionary products primarily as a result of unseasonably warm weather across much of the country and six fewer selling days between Thanksgiving and Christmas compared to last year.

In addition to comparable store sales growth in fiscal 2019, sales from stores opened less than one year were $237.6 million in fiscal 2019, which represented 3.0 percentage points of the 5.6% increase over fiscal 2018 net sales. Sales from stores opened less than one year were $300.5 million in fiscal 2018, which represented 4.1 percentage points of the 9.0% increase over fiscal 2017 net sales.

Index
The following table summarizes our store growth during fiscal 2019 and 2018:

	Fiscal Year

Store Count Information:	2019	2018
Tractor Supply
Beginning of period	1,765	1,685
New stores opened	80	80
Stores closed	(1)	—
End of period	1,844	1,765
Petsense
Beginning of period	175	168
New stores opened	8	18
Stores closed	(3)	(11)
End of period	180	175
Consolidated end of period	2,024	1,940

Stores relocated	2	4

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2019 and 2018:

	Percent of Net Sales
	Fiscal Year
Product Category:	2019	2018
Livestock and Pet	47%	47%
Hardware, Tools and Truck	21	22
Seasonal, Gift and Toy Products	20	19
Clothing and Footwear	8	8
Agriculture	4	4
Total	100%	100%

Gross profit increased 6.3% to $2.87 billion in fiscal 2019 compared to $2.70 billion in fiscal 2018.  As a percent of net sales, gross margin increased 22 basis points to 34.38% for fiscal 2019 compared to 34.16% for fiscal 2018. The increase in gross margin resulted primarily from strength in the Company's price management program and, to a lesser extent, improvements in freight expense as a percent of net sales in the second half of the year.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.4% to $2.13 billion in fiscal 2019 from $2.00 billion in fiscal 2018.  SG&A expenses, as a percent of net sales, increased 19 basis points to 25.48% in fiscal 2019 from 25.29% in fiscal 2018.  SG&A expenses increased as a percentage of net sales due principally to incremental costs associated with a new distribution facility in Frankfort, New York, and, to a lesser extent, investment in store team member wages. These SG&A increases were partially offset by lower year-over-year incentive compensation as a percent of net sales, as well as leverage in occupancy and other costs from the increase in comparable store sales. SG&A expenses were also negatively impacted in fiscal 2019 by approximately $2.9 million related to an executive transition agreement.

Our effective income tax rate increased to 22.3% for fiscal 2019 compared to 22.1% in fiscal 2018. The primary cause of the increase in the Company's effective income tax rate was a reduction in state investment credits.

Net income in fiscal 2019 was $562.4 million, or $4.66 per diluted share, compared to $532.4 million, or $4.31 per diluted share, in fiscal 2018. Excluding the after-tax impact of an executive transition agreement in fiscal 2019 of approximately $2.3 million, or $0.02 per diluted share, adjusted net income for fiscal 2019 was $564.7 million, or $4.68 per diluted share. Adjusted net income is a non-GAAP measure which has been provided in order to enhance comparability for the periods presented.

During fiscal 2019, we repurchased approximately 5.4 million shares of the Company’s common stock at a total cost of $533.3 million as part of our share repurchase program.  In fiscal 2018, we repurchased approximately 5.0 million shares at a total cost of $349.8 million.

Index
Fiscal 2018 Compared to Fiscal 2017

Net sales increased 9.0% to $7.91 billion in fiscal 2018 from $7.26 billion in fiscal 2017. Comparable store sales for fiscal 2018 were $7.63 billion, a 5.1% increase over fiscal 2017. This compares to a 2.7% comparable store sales increase in the prior year. The comparable store transaction count increased 2.2% and comparable store average ticket increased 2.8% for fiscal 2018, as compared to an increase of 2.2% and 0.5% in fiscal 2018, respectively.

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

The comparable store sales increase was broad-based across all merchandise categories and all geographic regions. The growth in comparable store sales was led by strength in everyday merchandise, including C.U.E. products, along with strong demand for seasonal merchandise in each quarter of the year.

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

Index
Gross profit increased 8.4% to $2.70 billion in fiscal 2018 compared to $2.49 billion in fiscal 2017.  As a percent of net sales, gross margin decreased 18 basis points to 34.16% for fiscal 2018 compared to 34.34% for fiscal 2017. The decline in gross margin resulted primarily from an increase in freight expense driven by higher carrier rates and increased diesel fuel prices as well as a negative impact from a mix shift of products sold during the fourth quarter, partially offset by strength in the Company’s price management program and strong sell through of seasonal merchandise throughout the year.

Total SG&A expenses, including depreciation and amortization, increased 10.8% to $2.00 billion in fiscal 2018 from $1.81 billion in fiscal 2017.  SG&A expenses, as a percent of net sales, increased 41 basis points to 25.29% in fiscal 2018 from 24.88% in fiscal 2017.  SG&A expenses increased as a percentage of net sales due principally to higher incentive compensation from the strong year-over-year growth in comparable store sales, along with planned investments in infrastructure, technology, and team member wages at both the stores and distribution centers, to support the Company’s long-term strategic growth initiatives. These SG&A increases as a percent of net sales were partially offset by leverage in occupancy and other costs from the increase in comparable store sales.

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

During fiscal 2018, we repurchased approximately 5.0 million shares of the Company’s common stock at a total cost of $349.8 million as part of our share repurchase program.  In fiscal 2017, we repurchased approximately 5.9 million shares at a total cost of $369.4 million.

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

Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our debt facilities, operating and finance leases, and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold-weather selling seasons, respectively.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution facility capacity, through the end of fiscal 2020.

Index
Working Capital

At December 28, 2019, the Company had working capital of $540.3 million, which decreased $316.0 million from 2018.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	December 28, 2019	December 29, 2018	Variance
Current assets:
Cash and cash equivalents	$84.2	$86.3	$(2.1)
Inventories	1,602.8	1,589.5	13.3
Prepaid expenses and other current assets	100.9	114.5	(13.6)
Income taxes receivable	—	4.1	(4.1)
Total current assets	1,787.9	1,794.4	(6.5)
Current liabilities:
Accounts payable	643.0	620.0	23.0
Accrued employee compensation	39.8	54.0	(14.2)
Other accrued expenses	247.7	232.4	15.3
Current portion of long-term debt	30.0	26.3	3.7
Current portion of finance lease obligations	4.0	3.6	0.4
Current portion of operating lease obligations	277.1	—	277.1
Income taxes payable	6.0	1.8	4.2
Total current liabilities	1,247.6	938.1	309.5
Working capital	$540.3	$856.3	$(316.0)

In comparison to December 29, 2018, working capital as of December 28, 2019 was impacted most significantly by the change in operating lease liabilities due to the adoption of the new lease accounting standard under ASC 842. No other changes in our working capital were significant as increases in inventory for new store growth were offset by a slight reduction in average inventory per store.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 28, 2019	December 29, 2018
Senior Notes	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	145.0	165.0
June 2017 Term Loan	87.5	93.8
Revolving credit loans	15.0	—
Total outstanding borrowings	397.5	408.8
Less: unamortized debt issuance costs	(1.0)	(1.4)
Total debt	396.5	407.4
Less: current portion of long-term debt	(30.0)	(26.3)
Long-term debt	$366.5	$381.1

Outstanding letters of credit	$32.0	$33.5

For additional information about the Company’s debt and credit facilities, refer to Note 4 to the Consolidated Financial Statements. As further described in Note 5 to the Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the Senior Credit Facility.

Index
Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our debt facilities.  Principal uses of cash for investing activities are capital expenditures while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.

The following table presents a summary of cash flows provided by or used in operating, investing, and financing activities for fiscal years 2019, 2018, and 2017 (in millions):

	Fiscal Year
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$811.7	$694.4	$631.5
Net cash used in investing activities	(215.0)	(276.3)	(238.0)
Net cash used in financing activities	(598.8)	(440.9)	(338.3)
Net (decrease) increase in cash and cash equivalents	$(2.1)	$(22.8)	$55.2

Operating Activities

Operating activities provided net cash of $811.7 million, $694.4 million, and $631.5 million in fiscal 2019, 2018, and 2017, respectively. The $117.3 million increase in net cash provided by operating activities in fiscal 2019, compared to fiscal 2018, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2019	2018
	(52 weeks)	(52 weeks)
Net income	$562.4	$532.4	$30.0
Depreciation and amortization	196.0	177.4	18.6
Share-based compensation expense	31.1	28.9	2.2
Deferred income taxes	6.8	11.9	(5.1)
Inventories and accounts payable	9.8	(92.9)	102.7
Prepaid expenses and other current assets	13.6	(26.2)	39.8
Accrued expenses	(3.9)	58.8	(62.7)
Income taxes	8.3	(8.4)	16.7
Other, net	(12.4)	12.5	(24.9)
Net cash provided by operating activities	$811.7	$694.4	$117.3

The $117.3 million increase in net cash provided by operating activities in fiscal 2019, compared to fiscal 2018, is primarily driven by the fluctuation in our inventory, net of accounts payable, as a result of a slight decrease in our average inventory per store based on selling trends year-over-year. The increase in net cash provided by operating activities was also affected to a lesser extent by incremental profitability from Company growth and the net impact of changes in our operating assets and liabilities which fluctuated due primarily to the timing of payments.

Index
The $62.9 million increase in net cash provided by operating activities in fiscal 2018, as compared to fiscal 2017, was due to changes in the following (in millions):

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

The $62.9 million increase in net cash provided by operating activities in fiscal 2018, compared with fiscal 2017, primarily reflects incremental profitability, partially offset by the increase in inventory, net of accounts payable, to support new store growth and the net impact of changes in our operating assets and liabilities which fluctuated due primarily to new store growth and the timing of payments.

Investing Activities

Investing activities used cash of $215.0 million, $276.3 million, and $238.0 million in fiscal 2019, 2018, and 2017, respectively.  Cash flows from investing activities in the years presented are primarily composed of capital expenditures. Capital expenditures for fiscal 2019, 2018, and 2017 were as follows (in millions):

	Fiscal Year

	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Information technology	$89.3	$86.7	$82.1
New and relocated stores and stores not yet opened	59.3	68.0	79.3
Existing stores	45.5	41.5	43.0
Distribution center capacity and improvements	19.7	82.0	45.8
Corporate and other	3.7	0.3	0.2
Total capital expenditures	$217.5	$278.5	$250.4

The sustained levels of spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives.

The above table reflects an investment in 80 new Tractor Supply stores, eight new Petsense stores, and two store relocations during fiscal 2019. In fiscal 2018, we opened 80 new Tractor Supply stores, 18 new Petsense stores, and had four store relocations. In fiscal 2017, we opened 101 new Tractor Supply stores and 25 Petsense stores and had three store relocations.  Spending on existing stores principally reflects routine refresh activity.

Spending for distribution center capacity and improvements decreased in fiscal 2019 compared to fiscal 2018 and 2017 related to the completion of construction of the new northeast distribution center in Frankfort, New York, and the expansion of our distribution center in Waverly, Nebraska. The new northeast distribution center in Frankfort, New York was completed and began shipping merchandise to our stores in the first quarter of fiscal 2019. The expansion of the Waverly, Nebraska distribution center was completed during fiscal 2018.

Index
Our projected capital expenditures for fiscal 2020 principally include a plan to open approximately 80 new Tractor Supply stores and 10 to 15 new Petsense stores, continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used cash of $598.8 million, $440.9 million, and $338.3 million in fiscal 2019, 2018, and 2017, respectively. The $157.9 million increase in net cash used in financing activities in fiscal 2019, compared to fiscal 2018, was due to changes in the following (in millions):

	Fiscal Year

	2019	2018	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$(11.3)	$(18.8)	$7.5
Repurchase of common stock	(533.3)	(349.8)	(183.5)
Net proceeds from issuance of common stock	116.0	79.6	36.4
Cash dividends paid to stockholders	(162.7)	(147.1)	(15.6)
Other, net	(7.5)	(4.8)	(2.7)
Net cash used in financing activities	$(598.8)	$(440.9)	$(157.9)

The increase in net cash used in financing activities in fiscal 2019, compared to fiscal 2018, principally reflects an increase in repurchases of common stock and, to a lesser extent, increased quarterly cash dividends, partially offset by an increase in net proceeds from the issuance of common stock associated with the exercise of share-based compensation awards.

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

The increase in net cash used in financing activities in fiscal 2018, as compared to fiscal 2017, is largely due to a decrease in borrowings, net of repayments, under our debt facilities, partially offset by an increase in proceeds from the issuance of common stock associated with the exercise of share-based compensation awards.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program of up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited or terminated at any time without prior notice.

We repurchased approximately 5.4 million, 5.0 million, and 5.9 million shares of common stock under the share repurchase program at a total cost of $533.3 million, $349.8 million, and $369.4 million in fiscal 2019, 2018, and 2017, respectively.  As of December 28, 2019, the Company had remaining authorization under the share repurchase program of $1.49 billion, exclusive of any fees, commissions, or other expenses.

Index
Cash Dividends Paid to Stockholders

We paid cash dividends totaling $162.7 million, $147.1 million, and $133.8 million in fiscal 2019, 2018, and 2017, respectively. In fiscal 2019, we declared and paid cash dividends to stockholders of $1.36 per common share outstanding as compared to $1.20 and $1.05 per common share outstanding in fiscal 2018 and fiscal 2017, respectively. These payments reflect an increase in the quarterly dividend in the second quarter of fiscal 2019 to $0.35 per share from $0.31 per share and an increase in the quarterly dividend in the second quarter of fiscal 2018 from $0.27 per share.

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 28, 2019 (in thousands):

	Payment Due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases (a) (b)	$2,786,223	$369,079	$677,435	$570,038	$1,169,671
Finance leases (b)	44,638	5,663	10,324	6,833	21,818
Long-term debt (c)	461,162	55,421	218,957	11,100	175,684
	$3,292,023	$430,163	$906,716	$587,971	$1,367,173
(a) Operating lease payments exclude $212.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.
(b) Operating and finance lease obligations both include related interest.
(c) Long-term debt obligations include an estimate of related interest after consideration of the interest rate swap agreements. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding our interest rates.

At December 28, 2019, there were $32.0 million outstanding letters of credit under the 2016 Senior Credit Facility.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to lease agreements signed but not yet commenced and outstanding letters of credit.  The balances for these arrangements are previously discussed.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

New Accounting Pronouncements

The Company adopted new lease accounting guidance in the first quarter of fiscal 2019 which had a material impact on our Consolidated Balance Sheets and related disclosures. For additional information, including the required disclosures, related to the impact of adopting this new accounting guidance, see Note 1, Note 6, and Note 14 to the Consolidated Financial Statements.

Refer to Note 14 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 28, 2019.

Index
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2016 Senior Credit Facility (as discussed in Note 4 to the Consolidated Financial Statements), which bear interest based on variable rates.

As discussed in Note 5 to the Consolidated Financial Statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the 2016 Senior Credit Facility. As a result of the interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $1.9 million, $1.6 million, and $2.1 million in fiscal 2019, 2018, and 2017, respectively. Based on the amount of outstanding variable rate debt as of December 28, 2019, excluding those borrowings for which we have interest rate swaps, a 1% change in interest rates would not result in any material increase in our interest expense on a prospective basis.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as duties, tariffs, diesel fuel, and transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility, principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices, and selectively buying from the most competitive vendors without sacrificing quality.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2019.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 28, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton III	/s/ Kurt D. Barton
Harry A. Lawton III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 20, 2020	February 20, 2020

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Internal Control Over Financial Reporting
We have audited Tractor Supply Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Tractor Supply Company as of December 28, 2019 and December 29, 2018, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 28, 2019, and the related notes and our report dated February 20, 2020, expressed an unqualified opinion thereon.

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
February 20, 2020

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Tractor Supply Company (the Company) as of December 28, 2019 and December 29, 2018, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1, Note 6, and Note 14 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2019 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. See below for discussion of our related critical audit matter.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Workers' Compensation and General Liability Self-Insurance Reserves
Description of the Matter	At December 28, 2019, the Company’s net reserves for workers’ compensation and general liability self-insurance risks were $64.6 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

Index

Auditing management’s estimate of the recorded workers’ compensation and general liability self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management in projecting the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for self-insurance exposures. For example, we tested controls over the appropriateness of management’s review of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as management’s review of the actuarial calculations.

To test the Company’s estimate of the self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions described above, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and reassessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the insurance reserves which were then compared to management’s estimates.

Valuation of Goodwill
Description of the Matter	At December 28, 2019, the Company had $93.2 million in goodwill, which was assigned at the time of the respective acquisitions. As discussed in Note 1 and Note 3 of the consolidated financial statements, goodwill is qualitatively or quantitatively tested for impairment at the reporting unit level at least annually, during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The quantitative evaluation involves the comparison of the carrying value of the reporting unit to its fair value, as determined by management.

Auditing management’s annual goodwill impairment analysis was complex due to the significant estimation required by management in determining the fair value of a reporting unit. In particular, the fair value estimates are sensitive to significant assumptions such as projected financial information (revenue growth rates, profit margins, tax rates, and capital expenditures) and the discount rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above, as well as the review of the fair value methodologies utilized. For example, we tested controls over management’s identification of reporting units and review of significant assumptions utilized within the fair value model, including the development of the projected financial information and determination of the discount rate.

To test the estimated fair value of a reporting unit, we performed audit procedures that included, among others, involvement of our valuation specialists to assess fair value methodologies, including the significant assumptions discussed above. Specifically, we compared significant assumptions used by management to current industry and economic trends and changes to the Company’s business model. As part of this assessment, we also compared the discount rate to rates for hypothetical market participants based on the capital structure of the Company and its related peer group. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of a reporting unit that would result from changes in the assumptions, as well as corroborated the estimated fair value by comparing it with peer company trading and transaction multiples. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Index

Adoption of New Lease Accounting Standard
Description of the Matter	As discussed above and in Note 1, Note 6, and Note 14 to the consolidated financial statements, the Company adopted Topic 842 in the first quarter of fiscal 2019, which resulted in the recognition of operating lease right-of-use assets and liabilities of approximately $2.08 billion. As part of the adoption, the Company was required to make certain elections and develop assumptions in order to appropriately recognize right-of-use assets and liabilities. In particular, as most of the Company’s leases do not provide a determinable implicit rate, the Company developed certain significant assumptions to estimate the incremental borrowing rate (IBR), which was used to calculate the operating lease right-of-use assets and liabilities upon adoption.

Auditing the Company’s adoption of Topic 842 was complex as certain aspects of adopting Topic 842 required management to exercise judgment in applying the new standard to its portfolio of lease contracts. In particular, the estimate of the IBR is sensitive to significant assumptions such as determination of a synthetic credit rating and selection of associated benchmark yield curve, reflective of a collateralized obligation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the adoption of Topic 842. For example, we tested controls over management’s review of the IBR and significant assumptions noted above.

To test the Company’s adoption of Topic 842, we performed audit procedures that included, among others, involving our valuation specialists to assess management’s significant assumptions and methodology for determining their synthetic credit rating, assessing the selection of a benchmark yield curve, and evaluating methodologies used to reflect a collateralized borrowing. We also assessed management’s development of IBR ranges based on varying lease terms at the date of adoption, including comparing the Company’s IBRs to ranges developed independently by our valuation specialists, as well as performing tests of the IBR application to remaining lease payments, with respect to the remaining term of the lease.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Nashville, Tennessee
February 20, 2020

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$8,351,931	$7,911,046	$7,256,382
Cost of merchandise sold	5,480,161	5,208,518	4,764,417
Gross profit	2,871,770	2,702,528	2,491,965
Selling, general and administrative expenses	1,932,572	1,823,440	1,639,749
Depreciation and amortization	195,978	177,351	165,834
Operating income	743,220	701,737	686,382
Interest expense, net	19,843	18,352	13,859
Income before income taxes	723,377	683,385	672,523
Income tax expense	161,023	151,028	249,924
Net income	$562,354	$532,357	$422,599

Net income per share – basic	$4.70	$4.34	$3.31
Net income per share – diluted	$4.66	$4.31	$3.30

Weighted average shares outstanding
Basic	119,727	122,651	127,588
Diluted	120,743	123,471	128,204

Dividends declared per common share outstanding	$1.36	$1.20	$1.05

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$562,354	$532,357	$422,599

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(4,332)	456	1,371
Reclassification of stranded tax effects (ASU 2018-02)	—	—	595
Total other comprehensive (loss)/income	(4,332)	456	1,966
Total comprehensive income	$558,022	$532,813	$424,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$84,241	$86,299
Inventories	1,602,781	1,589,542
Prepaid expenses and other current assets	100,865	114,447
Income taxes receivable	—	4,111
Total current assets	1,787,887	1,794,399

Property and equipment, net	1,163,956	1,134,464
Operating lease right-of-use assets	2,188,802	—
Goodwill and other intangible assets	124,492	124,492
Deferred income taxes	—	6,607
Other assets	24,131	25,300
Total assets	$5,289,268	$3,085,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643,036	$619,981
Accrued employee compensation	39,755	54,046
Other accrued expenses	247,690	232,416
Current portion of long-term debt	30,000	26,250
Current portion of finance lease liabilities	4,036	3,646
Current portion of operating lease liabilities	277,099	—
Income taxes payable	5,984	1,768
Total current liabilities	1,247,600	938,107

Long-term debt	366,480	381,100
Finance lease liabilities, less current portion	30,389	29,270
Operating lease liabilities, less current portion	2,001,162	—
Deferred income taxes	153	—
Deferred rent	—	107,038
Other long-term liabilities	76,361	67,927
Total liabilities	3,722,145	1,523,442

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,389	1,375
Additional paid-in capital	966,698	823,413
Treasury stock	(3,013,996)	(2,480,677)
Accumulated other comprehensive income	199	3,814
Retained earnings	3,612,833	3,213,895
Total stockholders’ equity	1,567,123	1,561,820
Total liabilities and stockholders’ equity	$5,289,268	$3,085,262
Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 173,608 and 171,887 shares issued; 118,165 and 121,828 shares outstanding at December 28, 2019 and December 29, 2018, respectively.
Treasury Stock (at cost, shares in thousands): 55,443 and 50,059 shares at December 28, 2019 and December 29, 2018, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 31, 2016	130,795	$1,360	$671,515	$(1,761,498)	$1,392	$2,540,449	$1,453,218

Common stock issuance under stock award plans & ESPP	432	3	16,327				16,330
Share-based compensation expense			29,202				29,202
Repurchase of shares to satisfy tax obligations			(816)				(816)
Repurchase of common stock	(5,924)			(369,403)			(369,403)
Cash dividends paid to stockholders						(133,828)	(133,828)
Change in fair value of interest rate swaps, net of taxes					1,371		1,371
Net income						422,599	422,599
Reclassification of stranded tax effects as a result of ASU 2018-02 adoption					595	(595)	—
Stockholders' equity at December 30, 2017	125,303	1,363	716,228	(2,130,901)	3,358	2,828,625	1,418,673

Common stock issuance under stock award plans & ESPP	1,512	12	79,631				79,643
Share-based compensation expense			28,921				28,921
Repurchase of shares to satisfy tax obligations			(1,367)				(1,367)
Repurchase of common stock	(4,987)			(349,776)			(349,776)
Cash dividends paid to stockholders						(147,087)	(147,087)
Change in fair value of interest rate swaps, net of taxes					456		456
Net income						532,357	532,357
Stockholders' equity at December 29, 2018	121,828	1,375	823,413	(2,480,677)	3,814	3,213,895	1,561,820

Common stock issuance under stock award plans & ESPP	1,721	14	115,967				115,981
Share-based compensation expense			31,136				31,136
Repurchase of shares to satisfy tax obligations			(3,818)				(3,818)
Repurchase of common stock	(5,384)			(533,319)			(533,319)
Cash dividends paid to stockholders						(162,699)	(162,699)
Change in fair value of interest rate swaps, net of taxes					(4,332)		(4,332)
Net income						562,354	562,354
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders' equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$562,354	$532,357	$422,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,978	177,351	165,834
Gain on disposition of property and equipment	(297)	(567)	460
Share-based compensation expense	31,136	28,921	29,202
Deferred income taxes	6,760	11,887	26,724
Change in assets and liabilities:
Inventories	(13,239)	(136,334)	(83,552)
Prepaid expenses and other current assets	13,582	(26,195)	2,305
Accounts payable	23,055	43,413	57,046
Accrued employee compensation	(14,291)	22,373	6,427
Other accrued expenses	10,351	36,406	(10,338)
Income taxes	8,327	(8,355)	4,210
Other	(12,000)	13,137	10,533
Net cash provided by operating activities	811,716	694,394	631,450
Cash flows from investing activities:
Capital expenditures	(217,450)	(278,530)	(250,401)
Proceeds from sale of property and equipment	2,489	2,216	11,220
Acquisition of Petsense, net of cash acquired	—	—	1,225
Net cash used in investing activities	(214,961)	(276,314)	(237,956)
Cash flows from financing activities:
Borrowings under debt facilities	1,002,000	1,193,500	1,180,000
Repayments under debt facilities	(1,013,250)	(1,212,250)	(1,027,500)
Debt issuance costs	—	(346)	(599)
Principal payments under finance lease liabilities	(3,708)	(3,246)	(2,446)
Repurchase of shares to satisfy tax obligations	(3,818)	(1,367)	(816)
Repurchase of common stock	(533,319)	(349,776)	(369,403)
Net proceeds from issuance of common stock	115,981	79,643	16,330
Cash dividends paid to stockholders	(162,699)	(147,087)	(133,828)
Net cash used in financing activities	(598,813)	(440,929)	(338,262)
Net change in cash and cash equivalents	(2,058)	(22,849)	55,232
Cash and cash equivalents at beginning of year	86,299	109,148	53,916
Cash and cash equivalents at end of year	$84,241	$86,299	$109,148

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,146	$18,069	$10,481
Income taxes	144,377	146,918	219,081

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$7,924	$3,001	$8,647
Operating lease assets and liabilities recognized upon adoption of ASC 842	2,084,880	—	—
Increase of operating lease assets and liabilities from new or modified leases	365,233	—	—
Increase of finance lease assets and liabilities from new or modified leases	5,217	—	11,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 28, 2019, the Company operated a total of 2,024 retail stores in 49 states (1,844 Tractor Supply and Del’s retail stores and 180 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

In the first quarter of fiscal 2019, the Company adopted lease accounting guidance as discussed in Note 6 and Note 14 to the Consolidated Financial Statements. Adoption of the new lease accounting guidance had a material impact to our Consolidated Balance Sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $2.08 billion as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No adjustment to retained earnings was made as a result of the adoption of this guidance. Consistent with the optional transition method, the financial information in the Consolidated Balance Sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact our Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 6 and Note 14 to the Consolidated Financial Statements.

In the first quarter of fiscal 2019, the Company adopted Accounting Standards Update 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” using the modified retrospective transition method. This method allows for a cumulative effect adjustment to retained earnings, as of the effective date in the period of adoption, for previously recorded amounts of hedge ineffectiveness. Upon adoption of the guidance, we recognized a cumulative-effect adjustment of $0.7 million from retained earnings to accumulated other comprehensive income. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and related disclosures. For additional information on the required disclosures related to the impact of adopting this guidance, see Note 5 and Note 14 to the Consolidated Financial Statements.

In the first quarter of fiscal 2018, the Company adopted accounting guidance that allowed for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “TCJA”). This guidance was applied retrospectively, which resulted in the reclassification of $0.6 million from accumulated other comprehensive income to retained earnings in the Consolidated Balance Sheets, Statements of Stockholders’ Equity, and Statements of Comprehensive Income as of and for the fiscal year ended December 30, 2017. No other periods presented were affected by the adoption of this accounting guidance.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, all consisted of 52 weeks.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Index
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

Self-Insurance Reserves

The Company self-insures a significant portion of its workers’ compensation and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. Our deductible or self-insured retention, as applicable, for each claim involving workers’ compensation insurance and general liability insurance is limited to $500,000 and our Texas Work Injury Policy is limited to $500,000. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

Index
The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 28, 2019, the Company had net insurance reserves for workers' compensation and general liability plans of $64.6 million compared to $60.5 million at December 29, 2018.

Impairment of Long-Lived Assets

Long-lived assets, including lease assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset or asset group to its estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level.  The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations and other costs to operate a store.  If the estimated future cash flows are less than the carrying value of the related asset, the Company calculates an impairment loss.  The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, market valuation, or other valuation technique, as appropriate. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If the Company recognizes an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.

No significant impairment charges were recognized in fiscal 2019, 2018, or 2017.  Impairment charges, if recognized, are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations, for the amount in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach, when available and appropriate, the income approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

No significant impairment charges were recognized in fiscal 2019, 2018, or 2017.  Impairment charges, if recognized, are included in SG&A expenses in the Consolidated Statements of Income.

Index
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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $11.9 million and $11.3 million as of December 28, 2019 and December 29, 2018, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $3.0 million, $2.6 million, and $2.4 million in fiscal 2019, 2018, and 2017, respectively.

Cost of Merchandise Sold

Cost of merchandise sold includes the total cost of products sold; freight and duty expenses associated with moving merchandise inventories from vendors to distribution facilities, from distribution facilities to retail stores, from one distribution facility to another, and directly to our customers; tariffs on imported products; vendor support; damaged, junked or defective product; cash discounts from payments to merchandise vendors; and adjustments for shrinkage (physical inventory losses), lower of cost or net realizable value, slow moving product, and excess inventory quantities.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited television, radio, and other limited media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $86.6 million, $83.4 million, and $81.3 million for fiscal 2019, 2018, and 2017, respectively.  Prepaid advertising costs were approximately $0.6 million and $1.3 million as of December 28, 2019, and December 29, 2018, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $231.5 million, $209.7 million, and $182.1 million for fiscal 2019, 2018, and 2017, respectively.

Index
Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $8.1 million, $8.5 million, and $10.8 million for fiscal 2019, 2018, and 2017, respectively.

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

Index
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

Net Income Per Share

The Company presents both basic and diluted net income per share on the Consolidated Statements of Income. Basic net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted net income per share is calculated by dividing net income by the weighted average diluted shares outstanding during the period. Dilutive shares are computed using the treasury stock method for share-based awards. Performance-based restricted share units are included in diluted shares only if the related performance conditions have been considered satisfied as of the end of the reporting period.

Cash and Cash Equivalents

Temporary cash investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.  The majority of payments due from banks for customer credit cards are classified as cash and cash equivalents, as they generally settle within 24 - 48 hours.

Sales generated through the Company’s private label credit cards are not reflected as accounts receivable.  Under an agreement with Citi Cards, a division of Citigroup, consumer and business credit is extended directly to customers by Citigroup.  All credit program and related services are performed and controlled directly by Citigroup.  Payments due from Citigroup are classified as cash and cash equivalents as they generally settle within 24 - 48 hours.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $397.5 million and $408.8 million in borrowings under our debt facilities (as discussed in Note 4) as of December 28, 2019 and December 29, 2018, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps

Index
is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 5, the fair value of the interest rate swaps, excluding accrued interest, was a net asset of $0.3 million and $5.8 million as of December 28, 2019 and December 29, 2018, respectively.

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

Inventories

Inventories are stated at the lower of cost, as determined by the average cost method, or net realizable value.  Inventory cost consists of the direct cost of merchandise including freight, duties, and tariffs.  Inventories are net of shrinkage, obsolescence, other valuations, and vendor allowances.

Property and Equipment

Property and equipment are initially recorded at cost.  Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.  Improvements to leased premises are amortized using the straight-line method over the remaining term of the lease or the useful life of the improvement, whichever is less. The following table summarizes the Company's property and equipment balances and includes the estimated useful lives which are generally applied (in thousands, except estimated useful lives):

	Estimated Useful Lives	December 28, 2019	December 29, 2018
Land		$100,343	$100,767
Buildings and improvements	1 – 35 years	1,242,544	1,110,767
Furniture, fixtures and equipment	5 – 10 years	729,272	645,702
Computer software and hardware	2 – 7 years	440,222	349,500
Construction in progress		39,110	130,812
Property and equipment, gross		2,551,491	2,337,548
Accumulated depreciation and amortization		(1,387,535)	(1,203,084)
Property and equipment, net		$1,163,956	$1,134,464

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

Index
The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 28, 2019:

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

Leases

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As substantially all of our leases do not provide an implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.

Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.

Index
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

There were no significant modifications to the Company's share-based compensation plans since the adoption of the 2018 Omnibus Incentive Plan (the “2018 Plan”) on May 10, 2018, which replaced the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan.

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, other employees, and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant and certain awards will vest only upon established performance conditions being met. At December 28, 2019, the Company had approximately 11.8 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense, including changes in expense for modifications, if any, of awards, was $31.1 million, $28.9 million, and $29.2 million for fiscal 2019, 2018, and 2017, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2019, 2018, and 2017, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2019	2018	2017
Expected price volatility	26.4 - 27.6%	26.4 - 27.0%	25.1 - 26.0%
Risk-free interest rate	1.6 - 2.5%	2.5 - 3.0%	1.7 - 1.9%
Weighted average expected term (in years)	4.5	4.5	4.4
Forfeiture rate	7.3%	7.3%	7.2%
Dividend yield	1.4%	1.6%	1.3%

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

Index
The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 29, 2018	4,053,386	$72.49		7.0	$46,472
Granted	395,701	89.78	$20.80
Exercised	(1,556,917)	71.52
Canceled	(74,651)	76.56
Outstanding at December 28, 2019	2,817,519	$75.34		6.8	$47,834

Exercisable at December 28, 2019	1,629,075	$74.81		5.9	$28,502

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 28, 2019, total unrecognized compensation expense related to non-vested stock options was approximately $7.7 million with a weighted average expense recognition period of 1.6 years.

There were no material modifications to options in fiscal 2019, 2018, or 2017.

Other information relative to options activity during fiscal 2019, 2018, and 2017 is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Total fair value of stock options vested	$16,060	$18,247	$15,996
Total intrinsic value of stock options exercised	$45,101	$43,476	$9,237

Restricted Stock Units

The Company issues shares for restricted stock units once vesting occurs and related restrictions lapse.  The fair value of the restricted stock units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award. The units generally vest over a one to three-year term; some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, those shares are not issued until a later date. A summary of restricted stock unit activity is presented below:

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 29, 2018	438,070	$64.09
Granted	255,500	88.02
Vested	(116,118)	71.49
Forfeited	(34,046)	73.28
Restricted at December 28, 2019	543,406	$73.55

Other information relative to restricted stock unit activity during fiscal 2019, 2018, and 2017 is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Total grant date fair value of restricted stock units vested and issued	$8,301	$5,325	$3,301
Total intrinsic value of restricted stock units vested and issued	$10,623	$5,364	$3,465

There were no material modifications to restricted stock units in fiscal 2019, 2018, or 2017.

As of December 28, 2019, total unrecognized compensation expense related to non-vested restricted stock units was approximately $19.6 million with a weighted average expense recognition period of 1.8 years.

Index
Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. Issuance is based upon the level of achievement of the relative performance targets. The fair value of the performance-based restricted share units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the awards. A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 29, 2018	41,310	$63.90
Granted (a)	58,115	85.51
Performance adjustment	29,001	63.90
Vested	(28,792)	70.68
Forfeited	(6,173)	85.04
Restricted at December 28, 2019	93,461	$75.97
(a)Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets.

Other information relative to performance-based restricted share unit activity during fiscal 2019 is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Total grant date fair value of performance-based restricted share units vested and issued	$2,035	$—	$—
Total intrinsic value of performance-based restricted share units vested and issued	$2,666	$—	$—

There were no material modifications to performance-based restricted share units in fiscal 2019, 2018, or 2017.

As of December 28, 2019, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $2.3 million with a weighted average expense recognition period of 1.8 years.

Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units granted, the number of shares issued on the date these stock awards vest is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 103,124, 53,714, and 39,314 shares as a result of vested restricted stock units and performance-based restricted share units during fiscal 2019, 2018, and 2017, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 41,786, 17,131, and 11,755 shares withheld to satisfy $3.8 million, $1.4 million, and $0.8 million of employees’ tax obligations during fiscal 2019, 2018, and 2017, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 61,678, 77,458, and 83,155 shares of common stock during fiscal 2019, 2018, and 2017, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.1 million, $1.1 million, and $1.0 million in fiscal 2019, 2018, and 2017, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 28, 2019, there were approximately 11.9 million remaining shares of common stock reserved for future issuance under the ESPP.

Index
Note 3 – Goodwill and Other Intangible Assets:

Goodwill

The Company had approximately $93.2 million of goodwill at December 28, 2019 and December 29, 2018. Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

In the fourth quarter of fiscal 2019, the Company completed its annual impairment testing of goodwill for all reporting units and no impairment was identified. The Company determined that the fair value of each reporting unit (including goodwill) was in excess of the carrying value of the respective reporting unit.

Other Intangible Assets

The Company had approximately $31.3 million of intangible assets other than goodwill at December 28, 2019 and December 29, 2018. The intangible asset balance represents the estimated fair value of the Petsense tradename, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon.

In the fourth quarter of fiscal 2019, the Company completed its annual impairment testing of intangible assets and no impairment was identified. The Company determined that the fair value of the intangible asset was in excess of the carrying value.

Note 4 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 28, 2019	December 29, 2018
Senior Notes	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	145.0	165.0
June 2017 Term Loan	87.5	93.8
Revolving credit loans	15.0	—
Total outstanding borrowings	397.5	408.8
Less: unamortized debt issuance costs	(1.0)	(1.4)
Total debt	396.5	407.4
Less: current portion of long-term debt	(30.0)	(26.3)
Long-term debt	$366.5	$381.1

Outstanding letters of credit	$32.0	$33.5

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

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (4.750% at December 28, 2019) or the London Inter-Bank Offer Rate (“LIBOR”) (1.799% at December 28, 2019) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at December 28, 2019), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at December 28, 2019), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (4.750% at December 28, 2019) or LIBOR (1.799% at December 28, 2019) plus an additional 1.000% per annum. As further described in Note 5, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 28, 2019, the Company was in compliance with all debt covenants.

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

Index
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

Note 5 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings as described in Note 4, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of December 28, 2019, the notional amount of the interest rate swap was $145.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings as described in Note 4. As of December 28, 2019, the notional amount of the interest rate swap was $87.5 million.

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

As of December 28, 2019, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of December 28, 2019.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	December 28, 2019	December 29, 2018
Interest rate swaps (short-term portion)	Other current assets	$558	$2,601
Interest rate swaps (long-term portion)	Other assets	91	3,222
Total derivative assets		$649	$5,823

Interest rate swaps (short-term portion)	Other accrued expenses	$90	$—
Interest rate swaps (long-term portion)	Other long-term liabilities	292	—
Total derivative liabilities		$382	$—

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

Index
The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2019	2018
Beginning fiscal year AOCI balance	$3,814	$3,358
Current fiscal year (loss)/gain recognized in OCI	(4,332)	456
Cumulative adjustment as a result of ASU 2017-12 adoption	717	—
Other comprehensive (loss)/gain, net of tax	(3,615)	456
Ending fiscal year AOCI balance	$199	$3,814

Cash flows related to the interest rate swaps are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Year
	Financial Statement Location	2019	2018	2017
Amount of (losses)/gains recognized in OCI during the period	Other comprehensive (loss)/income	$(5,556)	$612	$2,240

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2019	2018
Income tax (benefit)/expense of interest rate swaps on AOCI	$(1,224)	$156

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at December 28, 2019, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of December 28, 2019, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

Note 6 – Leases:

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

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) together with non-lease components (e.g., fixed payment common-area maintenance) as a single component for all classes of underlying assets. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes, and insurance. Further, certain lease agreements require variable payments based upon store sales above agreed-upon sales levels for the year and others require payments adjusted periodically for inflation. As substantially all of our leases do not provide an implicit rate, we estimate our collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.

Index
The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. Short-term lease cost during the periods presented was immaterial.

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $30.9 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 28, 2019.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 28, 2019
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$4,281
Interest on lease liabilities	Interest expense, net	1,629
Operating lease cost	Selling, general and administrative expenses	353,961
Variable lease cost	Selling, general and administrative expenses	73,768
Net lease cost		$433,639

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2020	$369,079	$5,663	$374,742
2021	350,527	5,723	356,250
2022	326,908	4,601	331,509
2023	301,783	3,409	305,192
2024	268,255	3,424	271,679
After 2024	1,169,671	21,818	1,191,489
Total lease payments	2,786,223	44,638	2,830,861
Less: Interest	(507,962)	(10,213)	(518,175)
Present value of lease liabilities	$2,278,261	$34,425	$2,312,686
(a) Operating lease payments exclude $212.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

December 28, 2019
Weighted-average remaining lease term (years):
Finance leases	10.0
Operating leases	9.0
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	4.3%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

Fiscal Year Ended
December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3,709
Operating cash flows from finance leases	1,629
Operating cash flows from operating leases	360,580

Index
The Company adopted new lease accounting guidance in the first quarter of fiscal 2019, as discussed in Note 1 and Note 14 to the Consolidated Financial Statements, and as required, the following disclosure is provided for periods prior to adoption. As of December 29, 2018 future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following (in thousands):

	Capital Leases	Operating Leases
2019	$5,215	$344,836
2020	5,234	328,589
2021	5,294	306,572
2022	4,172	284,327
2023	2,980	260,518
Thereafter	20,169	1,175,972
Total minimum lease payments	43,064	$2,700,814
Amount representing interest	(10,148)
Present value of minimum lease payments	32,916
Less: current portion	(3,646)
Long-term capital lease obligations	$29,270

Total rent expense was approximately $342.2 million and $319.5 million for fiscal 2018 and 2017, respectively. Total contingent rent expense was insignificant for fiscal 2018 and 2017.

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

Dividends

During fiscal 2019 and 2018, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 6, 2019	$0.35	November 25, 2019	December 10, 2019
August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

November 7, 2018	$0.31	November 26, 2018	December 11, 2018
August 8, 2018	$0.31	August 27, 2018	September 11, 2018
May 9, 2018	$0.31	May 29, 2018	June 12, 2018
February 7, 2018	$0.27	February 26, 2018	March 13, 2018

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

Index
On February 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on March 10, 2020, to stockholders of record as of the close of business on February 24, 2020.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program. As of December 29, 2018, the Company had remaining authorization under the share repurchase program of $520.0 million. On May 8, 2019, the Board of Directors authorized a $1.5 billion increase to the existing share repurchase program, bringing the total amount authorized since the inception of the program up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited or terminated at any time without prior notice. As of December 28, 2019, the Company had remaining authorization under the share repurchase program of $1.49 billion, exclusive of any fees, commissions or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases in fiscal 2019, 2018, and 2017, respectively (in thousands, except per share amounts):

	Fiscal Year
	2019	2018	2017
Total number of shares repurchased	5,384	4,987	5,924
Average price paid per share	$99.05	$70.14	$62.35
Total cash paid for share repurchases	$533,319	$349,776	$369,403

Note 9 – Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2019
	Net Income	Shares	Per Share Amount
Basic net income per share:	$562,354	119,727	$4.70
Dilutive effect of share-based awards	—	1,016	(0.04)
Diluted net income per share:	$562,354	120,743	$4.66

	Fiscal Year
	2018
	Net Income	Shares	Per Share Amount
Basic net income per share:	$532,357	122,651	$4.34
Dilutive effect of share-based awards	—	820	(0.03)
Diluted net income per share:	$532,357	123,471	$4.31

	Fiscal Year
	2017
	Net Income	Shares	Per Share Amount
Basic net income per share:	$422,599	127,588	$3.31
Dilutive effect of share-based awards	—	616	(0.01)
Diluted net income per share:	$422,599	128,204	$3.30

Index
Anti-dilutive share-based awards excluded from the above calculations totaled approximately 0.4 million, 3.1 million, and 3.9 million shares in fiscal 2019, 2018, and 2017, respectively.

Note 10 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2019	2018	2017
Current tax expense:
Federal	$128,490	$123,388	$207,986
State	25,091	15,597	14,516
Total current	153,581	138,985	222,502

Deferred tax expense (benefit):
Federal	11,770	9,650	22,469
State	(4,328)	2,393	4,953
Total deferred	7,442	12,043	27,422
Total provision	$161,023	$151,028	$249,924

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2019	December 29, 2018
Tax assets:
Inventory valuation	$16,676	$14,417
Accrued employee benefits costs	12,002	15,333
Accrued sales tax audit reserve	4,173	3,419
Rent expenses in excess of cash payments required	30,975	25,628
Deferred compensation	14,836	17,598
Workers’ compensation insurance	10,154	9,900
General liability insurance	6,025	5,410
Lease exit obligations	2,087	2,010
Income tax credits	6,377	5,773
Other	5,768	9,160
	109,073	108,648
Tax liabilities:
Inventory basis difference	(4,667)	(4,590)
Prepaid expenses	(2,024)	(1,912)
Depreciation	(93,919)	(87,417)
Amortization	(8,230)	(6,039)
Other	(386)	(2,083)
	(109,226)	(102,041)

Net deferred tax (liability)/asset	$(153)	$6,607
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $6.2 million and $5.7 million as of December 28, 2019 and December 29, 2018, respectively, with varying dates of expiration through 2031.  The Company provided no valuation allowance as of December 28, 2019 and December 29, 2018 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

Index
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2019	2018	2017
Tax provision at statutory rate	$151,909	$143,511	$235,383
Tax effect of:
State income taxes, net of federal tax benefits	19,722	18,019	14,320
Section 162(m) limitation	2,572	2,581	1,223
Tax credits, net of federal tax benefits	(7,768)	(7,140)	(5,060)
Share-based compensation programs	(4,484)	(4,522)	(1,040)
Enactment of tax legislation	—	—	4,856
Other	(928)	(1,421)	242
Total income tax expense	$161,023	$151,028	$249,924

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2015.  Various states have completed an examination of our income tax returns for 2015 through 2017 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $2.3 million at December 28, 2019. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 26, 2020.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Balance at beginning of year	$2,451	$1,993	$1,579
Additions based on tax positions related to the current year	650	621	527
Additions for tax positions of prior years	59	257	14
Reductions for tax positions of prior years	(400)	(420)	(127)
Balance at end of year	$2,760	$2,451	$1,993

Note 11 – Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $9.8 million, $8.5 million, and $7.4 million during fiscal 2019, 2018, and 2017, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.7 million, $0.6 million, and $0.5 million during fiscal 2019, 2018, and 2017, respectively.

Index
Note 12 – Commitments and Contingencies:

Construction and Real Estate Commitments

At December 28, 2019, the Company had no material contractual commitments related to construction projects extending greater than twelve months.

Letters of Credit

At December 28, 2019, there were $32.0 million outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company’s business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company’s Consolidated Financial Statements.

Note 13 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2019, 2018, and 2017:

	Percent of Net Sales
	Fiscal Year
Product Category:	2019	2018	2017
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	22	22
Seasonal, Gift and Toy Products	20	19	19
Clothing and Footwear	8	8	8
Agriculture	4	4	4
Total	100%	100%	100%

Note 14 – New Accounting Pronouncements:

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

Index
The Company adopted this guidance in the first quarter of fiscal 2019 and as a part of that process, made the following elections:

•The Company elected the optional transition method which allows for the lessee to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No such adjustment to retained earnings was made as a result of the adoption of this guidance.
•The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed us to carry forward our prior lease classification under Accounting Standards Codification (“ASC”) Topic 840.
•The Company did not elect the hindsight practical expedient for all leases.
•The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.
•The Company elected the land easement practical expedient.

Adoption of the new standard had a material impact to our Consolidated Balance Sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $2.08 billion as of the date of adoption. The standard did not materially impact our Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted for fiscal years beginning after December 15, 2018. The Company does

Index
not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this guidance on a prospective basis in the first quarter of fiscal 2020. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 28, 2019.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2019, our disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information set forth under the caption “Information about our Executive Officers” in Part I of this Form 10-K is incorporated herein by reference.

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2020, is incorporated herein by reference.

Index
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

Item 11.  Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2020, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2020, is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 28, 2019, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	3,454,386	(a)	$75.34	(b)	11,762,982
Employee Stock Purchase Plan	—		—		11,871,696
Equity compensation plans not approved by security holders	—		—		—
Total	3,454,386		$75.34		23,634,678
(a) Includes 2,817,519 outstanding stock options, 499,459 unvested restricted stock units and 43,947 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 93,461 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2020, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 7, 2020, is incorporated herein by reference.

Index
PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See Consolidated Financial Statements under Item 8 on pages 39 through 72 of this Form 10-K.

(a) (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3) Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 76 through 79 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.  Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 20, 2020	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2020
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2020
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 20, 2020
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 20, 2020
/s/ Denise L. Jackson Denise L. Jackson	Director	February 20, 2020
/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Director	February 20, 2020
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 20, 2020
/s/ George MacKenzie George MacKenzie	Director	February 20, 2020
/s/ Edna K. Morris Edna K. Morris	Director	February 20, 2020
/s/ Gregory A. Sandfort Gregory A. Sandfort	Director	February 20, 2020
/s/ Mark J. Weikel Mark J. Weikel	Director	February 20, 2020

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

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

4.2*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).

10.2	Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).+

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

Index

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

10.26
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

10.27
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, Commission File No. 000-23314, and incorporated herein by reference).

10.28
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.29
Form of Performance Share Unit Agreement for the Chief Executive Officer under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.30
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.31
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.32
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

10.34
Form of Indemnification Agreement, by and between Tractor Supply Company and each of its executive officers and directors, dated November 8, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 14, 2018, Commission File No. 000-23314, and incorporated herein by reference).+

10.35	Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.36	Form of Performance Share Unit Agreement for Chief Executive Officer under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.37	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.38	Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.39
Change in Control Agreement, dated February 28, 2019, by and between Tractor Supply Company and each of Steve K. Barbarick, Kurt D. Barton, Benjamin F. Parrish, Jr., Robert D. Mills and Chad M. Frazell (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 1, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.40
Change in Control Agreement, dated May 31, 2019, by and between Tractor Supply Company and each of Jonathan Seth Estep and John Ordus (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on May 31, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.41
Second Amended and Restated Employment Agreement, dated August 22, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to Current Report on Form 8-K/A, filed with the Commission on August 23, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.42
Transition Agreement, dated September 3, 2019, by and between Tractor Supply Company and Steve K. Barbarick (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on September 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.43
Tractor Supply Company Severance Plan (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 12, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.44
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on December 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.45
Change in Control Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on December 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.46
Transition Agreement, dated December 17, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on December 20, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.47
Change in Control Agreement, dated February 12, 2020, by and between Tractor Supply Company and each of Colin Yankee and Christi Korzekwa (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 13, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.48*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.49*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document
104  The cover page from the Company's Annual Report on Form 10-K for the year ended December 28, 2019, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
+           Management contract or compensatory plan or arrangement