Form 10-Q
period 2020-03-28
TRACTOR SUPPLY CO /DE/
filed 2020-05-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2020
Common Stock, $.008 par value	115,630,120

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 28, 2020	December 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$461,473	$84,241	$102,215
Inventories	1,905,913	1,602,781	1,881,332
Prepaid expenses and other current assets	112,853	100,865	90,692
Income taxes receivable	—	—	4,846
Total current assets	2,480,239	1,787,887	2,079,085

Property and equipment, net	1,143,189	1,163,956	1,120,869
Operating lease right-of-use assets	2,228,597	2,188,802	2,086,950
Goodwill and other intangible assets	124,492	124,492	124,492
Other assets	25,888	24,131	25,805
Total assets	$6,002,405	$5,289,268	$5,437,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887,938	$643,036	$785,068
Accrued employee compensation	31,146	39,755	28,704
Other accrued expenses	234,460	247,690	204,797
Current portion of long-term debt	30,000	30,000	21,250
Current portion of finance lease liabilities	4,172	4,036	3,683
Current portion of operating lease liabilities	281,620	277,099	260,441
Income taxes payable	24,789	5,984	7,991
Total current liabilities	1,494,125	1,247,600	1,311,934

Long-term debt	989,074	366,480	605,695
Finance lease liabilities, less current portion	31,157	30,389	28,336
Operating lease liabilities, less current portion	2,051,885	2,001,162	1,929,520
Deferred income taxes	1,796	153	6,878
Other long-term liabilities	80,645	76,361	69,262
Total liabilities	4,648,682	3,722,145	3,951,625

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,391	1,389	1,380
Additional paid-in capital	978,837	966,698	864,738
Treasury stock	(3,277,215)	(3,013,996)	(2,635,996)
Accumulated other comprehensive (loss)/income	(5,051)	199	3,067
Retained earnings	3,655,761	3,612,833	3,252,387
Total stockholders’ equity	1,353,723	1,567,123	1,485,576
Total liabilities and stockholders’ equity	$6,002,405	$5,289,268	$5,437,201

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 173,888, 173,608, and 172,457 shares issued; 115,592, 118,165, and 120,674 shares outstanding at March 28, 2020, December 28, 2019, and March 30, 2019, respectively.
Treasury Stock (at cost, shares in thousands): 58,296, 55,443, and 51,783 shares at March 28, 2020, December 28, 2019, and March 30, 2019, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$1,959,188	$1,822,220
Cost of merchandise sold	1,297,939	1,207,236
Gross profit	661,249	614,984
Selling, general and administrative expenses	497,275	465,809
Depreciation and amortization	51,436	45,767
Operating income	112,538	103,408
Interest expense, net	5,049	4,930
Income before income taxes	107,489	98,478
Income tax expense	23,712	21,646
Net income	$83,777	$76,832

Net income per share – basic	$0.72	$0.63
Net income per share – diluted	$0.71	$0.63

Weighted average shares outstanding:
Basic	116,738	121,211
Diluted	117,432	122,152

Dividends declared per common share outstanding	$0.35	$0.31

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$83,777	$76,832

Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	(5,250)	(1,464)
Total other comprehensive loss	(5,250)	(1,464)
Total comprehensive income	$78,527	$75,368

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation expense			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Cash dividends paid to stockholders						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$83,777	$76,832
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	51,436	45,767
Gain on disposition of property and equipment	(315)	(224)
Share-based compensation expense	6,945	9,624
Deferred income taxes	1,643	13,485
Change in assets and liabilities:
Inventories	(303,132)	(291,790)
Prepaid expenses and other current assets	(11,988)	23,755
Accounts payable	244,902	165,087
Accrued employee compensation	(8,609)	(25,342)
Other accrued expenses	(12,352)	(31,159)
Income taxes	18,805	5,488
Other	12,820	(4,547)
Net cash provided by/(used in) operating activities	83,932	(13,024)
Cash flows from investing activities:
Capital expenditures	(29,648)	(28,785)
Proceeds from sale of property and equipment	320	358
Net cash used in investing activities	(29,328)	(28,427)
Cash flows from financing activities:
Borrowings under debt facilities	809,000	385,000
Repayments under debt facilities	(186,500)	(165,500)
Principal payments under finance lease liabilities	(1,000)	(897)
Repurchase of shares to satisfy tax obligations	(5,407)	(3,026)
Repurchase of common stock	(263,219)	(155,319)
Net proceeds from issuance of common stock	10,603	34,732
Cash dividends paid to stockholders	(40,849)	(37,623)
Net cash provided by financing activities	322,628	57,367
Net change in cash and cash equivalents	377,232	15,916
Cash and cash equivalents at beginning of period	84,241	86,299
Cash and cash equivalents at end of period	$461,473	$102,215

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,781	$6,137
Income taxes	1,358	2,080

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$7,046	$6,540
Increase of operating lease assets and liabilities from new or modified leases	108,872	64,519
Increase of finance lease assets and liabilities from new or modified leases	1,904	—
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	2,084,880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 28, 2020, the Company operated a total of 2,043 retail stores in 49 states (1,863 Tractor Supply and Del’s retail stores and 180 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic persists or worsens, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time).

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.02 billion, $0.40 billion, and $0.63 billion in borrowings under its debt facilities at March 28, 2020, December 28, 2019, and March 30, 2019, respectively. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $6.8 million at March 28, 2020 and a net asset of $0.3 million and $3.9 million at December 28, 2019 and March 30, 2019, respectively.

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

Index

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended
March 28, 2020.

For the first quarter of fiscal 2020 and 2019, share-based compensation expense was $6.9 million and $9.6 million, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2020:

Fiscal Three Months Ended
March 28, 2020
Stock options granted	413,776
Weighted average exercise price	$91.10
Weighted average grant date fair value per option	$18.54

As of March 28, 2020, total unrecognized compensation expense related to non-vested stock options was approximately $12.8 million with a remaining weighted average expense recognition period of 2.4 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2020:

Fiscal Three Months Ended
March 28, 2020
Restricted stock units granted	242,343
Performance-based restricted share units granted (a)	80,057
Weighted average grant date fair value per share	$87.53
(a) Assumes 100% target level achievement of the relative performance targets.

In fiscal 2020, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals. If the performance targets are achieved, the units will be issued based on the achievement level and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant.

As of March 28, 2020, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $44.2 million with a remaining weighted average expense recognition period of 2.3 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	March 28, 2020			March 30, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$83,777	116,738	$0.72	$76,832	121,211	$0.63
Dilutive effect of share-based awards	—	694	(0.01)	—	941	—
Diluted net income per share:	$83,777	117,432	$0.71	$76,832	122,152	$0.63

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.5 million and 0.3 million shares for the fiscal three months ended March 28, 2020 and March 30, 2019, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 28, 2020	December 28, 2019	March 30, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	140.0	145.0	155.0
June 2017 Term Loan	85.0	87.5	91.3
March 2020 Term Loan	200.0	—	—
Revolving credit loans	445.0	15.0	232.0
Total outstanding borrowings	1,020.0	397.5	628.3
Less: unamortized debt issuance costs	(0.9)	(1.0)	(1.3)
Total debt	1,019.1	396.5	627.0
Less: current portion of long-term debt	(30.0)	(30.0)	(21.3)
Long-term debt	$989.1	$366.5	$605.7

Outstanding letters of credit	$39.0	$32.0	$35.4

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

Index
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

On March 12, 2020, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “March 2020 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $200 million. This agreement is unsecured and matures on March 16, 2022.

The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. The March 2020 Term Loan of $200 million is due in full on the maturity date of March 16, 2022. The 2016 Senior Credit Facility also contains a $500 million revolving credit facility (with a sublimit of $50 million for swingline loans).

Borrowings under the February 2016 Term Loan and Revolver bear interest at either the bank’s base rate (3.250% at March 28, 2020) or the London Inter-Bank Offer Rate (“LIBOR”) (0.989% at March 28, 2020) plus an additional amount ranging from 0.500% to 1.125% per annum (0.625% at March 28, 2020), adjusted quarterly based on our leverage ratio.  The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.100% at March 28, 2020), adjusted quarterly based on the Company’s leverage ratio. Borrowings under the June 2017 Term Loan bear interest at either the bank’s base rate (3.250% at March 28, 2020) or LIBOR (0.989% at March 28, 2020) plus an additional 1.000% per annum. Borrowings under the March 2020 Term Loan bear interest at either the bank’s base rate (3.250% at March 28, 2020) or LIBOR (0.989% at March 28, 2020) plus an additional 0.750% per annum. As further described in Note 6 to the Condensed Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility.

Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of March 28, 2020, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, and invalidity of loan documents. Upon certain changes of control, payment under

Index
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

Subsequent Event - Amendment to Credit Facility

On April 22, 2020, the Company entered into a second amendment to the 2016 Senior Credit Facility (the “Second Amendment”) to, among other things, increase the option to increase the aggregate principal amount of Revolving Loan Commitments and Incremental Term Loans up to an amount not to exceed $650 million. Simultaneously with the Second Amendment, the Company entered into an Incremental Term Loan Agreement (the “April 2020 Term Loan”) in the amount of $350 million, which is in addition to the 2016 Senior Credit Facility’s existing term loan and revolving credit facility. The April 2020 Term Loan is unsecured and has a term expiring on April 21, 2021. Borrowings under the April 2020 Term Loan (i) will bear interest at a variable rate, (ii) do not require principal payments prior to the maturity date, (iii) may be prepaid at any time, and (iv) have other terms materially identical to the existing term loans under the Senior Credit Facility other than the 364 day maturity date and LIBOR floor of 0.75%.

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of March 28, 2020, the notional amount of the interest rate swap was $140.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements. As of March 28, 2020, the notional amount of the interest rate swap was $85.0 million.

The Company entered into a third interest rate swap agreement which became effective on March 18, 2020, with a maturity date of March 18, 2025. The notional amount of this swap agreement is fixed at $200 million.

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

As of March 28, 2020, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of March 28, 2020.

Index
The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	March 28, 2020	December 28, 2019	March 30, 2019
Interest rate swaps (short-term portion)	Other current assets	$—	$558	$2,200
Interest rate swaps (long-term portion)	Other assets	—	91	1,676
Total derivative assets		$—	$649	$3,876

Interest rate swaps (short-term portion)	Other accrued expenses	$2,512	$90	$—
Interest rate swaps (long-term portion)	Other long-term liabilities	4,277	292	—
Total derivative liabilities		$6,789	$382	$—

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	March 28, 2020	December 28, 2019	March 30, 2019
Beginning fiscal year AOCI balance	$199	$3,814	$3,814

Current fiscal period loss recognized in OCI	(5,250)	(4,332)	(1,464)
Cumulative adjustment as a result of ASU 2017-12 adoption	—	717	717
Other comprehensive loss, net of tax	(5,250)	(3,615)	(747)
Ending fiscal period AOCI balance	$(5,051)	$199	$3,067

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended
	Financial Statement Location	March 28, 2020	March 30, 2019
Amount of losses recognized in OCI during the period	Other comprehensive loss	$(7,056)	$(1,947)

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Income tax benefit of interest rate swaps on AOCI	$(1,806)	$(483)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at March 28, 2020, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of March 28, 2020, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

Index

Note 7 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors.

Dividends

During the first three months of fiscal 2020 and 2019, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On May 6, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on June 9, 2020, to stockholders of record as of the close of business on May 26, 2020.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of March 28, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 28, 2020 and March 30, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Total number of shares repurchased	2,853	1,724
Average price paid per share	$92.28	$90.09
Total cash paid for share repurchases	$263,219	$155,319

Index
Note 9 – Income Taxes:

The Company’s effective income tax rate increased to 22.1% in the first quarter of fiscal 2020 compared to 22.0% in the first quarter of fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduced tax benefit associated with share-based compensation in the first quarter of fiscal 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020; however, we continue to evaluate the potential impact that the legislation will have on the timing of our tax payments.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At March 28, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At March 28, 2020, there were $39.0 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Condensed Consolidated Financial Statements.

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months ended March 28, 2020 and March 30, 2019:

	Fiscal Three Months Ended
Product Category:	March 28, 2020	March 30, 2019
Livestock and Pet	54%	52%
Hardware, Tools and Truck	20	21
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	6	7
Agriculture	3	3
Total	100%	100%

Note 12 – New Accounting Pronouncements:

New Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for

Index
fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance on a prospective basis in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. This Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company has been and continues to closely monitor the impact of the COVID-19 outbreak on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concern to our management team. We have taken and continue to take numerous actions to promote health and safety, including, rapidly providing personal protective equipment to our team members, rolling out additional functionality to support contactless shopping experiences, additional cleaning in our stores and distribution centers, hiring additional team members to assist in promoting social distancing and cleaning actions in our stores, and the implementation of remote work plans at our store support center. Additionally, we have previously announced appreciation bonuses for team members in our stores and distribution centers.

Although the Company has experienced an increase in our net sales in the latter part of the first fiscal quarter and the beginning of the second fiscal quarter of 2020, the net incremental costs of doing business as an essential retailer during this crisis, and we

Index
believe after this crisis, have increased as a result of the aforementioned actions. For the second quarter of 2020, we estimate that the net incremental costs of doing business as an essential retailer will be in the range of $30 million to $50 million. There are numerous uncertainties surrounding the crisis and its impact on our business, as further described in Part II Item 1A – Risk Factors, which make it difficult to predict the impact on our business, financial position, or results of operations for the remainder of fiscal 2020 and beyond. Therefore, given the uncertainty related to the COVID-19 pandemic, the Company withdrew its financial guidance for fiscal 2020 on April 7, 2020.

While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time. Therefore, in an effort to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, we suspended our share repurchase program effective March 12, 2020 and increased borrowings under our debt facilities as described in Note 5 to the Condensed Consolidated Financial Statements.

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. We usually experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold-weather selling season. We believe that our business can be more accurately assessed by focusing on the performance of the halves, not the quarters, due to the fact that different weather patterns from year-to-year can shift the timing of sales and profits between quarters, particularly between the first and second fiscal quarters and the third and fourth fiscal quarters.

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

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations.

Results of Operations

Fiscal Three Months (First Quarter) Ended March 28, 2020 and March 30, 2019

Net sales for the first quarter of fiscal 2020 increased 7.5% to $1.96 billion from $1.82 billion for the first quarter of fiscal 2019. Comparable store sales for the first quarter of fiscal 2020 were $1.90 billion, a 4.3% increase as compared to the first quarter of fiscal 2019. Comparable store sales increased 5.0% for the first quarter of fiscal 2019.

The comparable store sales results for the first quarter of fiscal 2020 included an increase in comparable average transaction value of 5.4% and a decrease of 1.1% in comparable average transaction count. All geographic regions of the Company had positive comparable store sales growth. The increase in comparable stores sales was primarily driven by strength in consumable, usable and edible ("C.U.E.") product categories, along with solid demand for spring seasonal categories. The performance in our C.U.E. product categories was particularly strong in the final three weeks of the quarter as our customers responded to the COVID-19 pandemic. This first quarter comparable store sales growth was partially offset by softness in sales of cold weather seasonal merchandise and discretionary categories such as clothing and footwear.

In addition to comparable store sales growth for the first quarter of fiscal 2020, sales from stores open less than one year were $60.2 million for the first quarter of fiscal 2020, which represented 3.3 percentage points of the 7.5% increase over first quarter fiscal 2019 net sales. For the first quarter of fiscal 2019, sales from stores open less than one year were $57.6 million, which represented 3.4 percentage points of the 8.3% increase over first quarter fiscal 2018 net sales.

Index
The following table summarizes store growth for the fiscal three months ended March 28, 2020 and March 30, 2019:

	Fiscal Three Months Ended
Store Count Information:	March 28, 2020	March 30, 2019
Tractor Supply
Beginning of period	1,844	1,765
New stores opened	20	10
Stores closed	(1)	—
End of period	1,863	1,775
Petsense
Beginning of period	180	175
New stores opened	—	1
Stores closed	—	—
End of period	180	176
Consolidated, end of period	2,043	1,951
Stores relocated	1	—

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 28, 2020 and March 30, 2019:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 28, 2020	March 30, 2019
Livestock and Pet	54%	52%
Hardware, Tools and Truck	20	21
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	6	7
Agriculture	3	3
Total	100%	100%

Gross profit increased 7.5% to $661.2 million for the first quarter of fiscal 2020 from $615.0 million for the first quarter of fiscal 2019. As a percent of net sales, gross margin in the first quarter of fiscal 2020 was flat to the first quarter of fiscal 2019 at 33.75%. The gross margin performance reflected lower transportation costs as a percent of net sales offset by pressure from the strong sales of consumable merchandise, which generally carries a below chain average gross margin rate, and markdowns of winter seasonal merchandise.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 7.3% to $548.7 million for the first quarter of fiscal 2020 from $511.6 million for the first quarter of fiscal 2019. As a percent of net sales, SG&A expenses decreased 7 basis points to 28.00% for the first quarter of fiscal 2020 from 28.07% for the first quarter of fiscal 2019. The improvement in SG&A as a percent of net sales was primarily attributable to leverage in occupancy and other costs from the increase in comparable store sales and a net benefit from legal settlements, primarily from the favorable settlement in the Visa/Mastercard interchange fee class action lawsuit. Certain first quarter costs as a percent of net sales were higher compared to the first quarter of 2019, driven by incremental costs of approximately $7 million from COVID-19 such as investments in pay and benefits and the impact of additional labor hours and supply costs dedicated to COVID-19 cleaning actions.

The effective income tax rate increased to 22.1% for the first quarter of fiscal 2020 compared to 22.0% for the first quarter of fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate was a reduced tax benefit associated with share-based compensation in the first quarter of fiscal 2020.  The Company expects the full fiscal year 2020 effective tax rate to be in a range between 22.4% and 22.7%. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will

Index
significantly impact our full year effective tax rate in fiscal 2020; however, we continue to evaluate the potential impact that the legislation will have on the timing of our tax payments.

As a result of the foregoing factors, net income for the first quarter of fiscal 2020 increased 9.0% to $83.8 million, or $0.71 per diluted share, as compared to net income of $76.8 million, or $0.63 per diluted share, for the first quarter of fiscal 2019.

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

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, finance and operating leases, and normal trade credit will be sufficient to fund its operations, including increased expenses associated with COVID-19, and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, and distribution facility capacity, through the end of fiscal 2020.

Working Capital

At March 28, 2020, the Company had working capital of $986.1 million, which increased $445.8 million from December 28, 2019, and increased $219.0 million from March 30, 2019.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 28, 2020	December 28, 2019	Variance	March 30, 2019	Variance
Current assets:
Cash and cash equivalents	$461.4	$84.2	$377.2	$102.2	$359.2
Inventories	1,905.9	1,602.8	303.1	1,881.3	24.6
Prepaid expenses and other current assets	112.9	100.9	12.0	90.7	22.2
Income taxes receivable	—	—	—	4.9	(4.9)
Total current assets	2,480.2	1,787.9	692.3	2,079.1	401.1
Current liabilities:
Accounts payable	887.9	643.0	244.9	785.1	102.8
Accrued employee compensation	31.1	39.8	(8.7)	28.7	2.4
Other accrued expenses	234.5	247.7	(13.2)	204.8	29.7
Current portion of long-term debt	30.0	30.0	—	21.3	8.7
Current portion of finance lease liabilities	4.2	4.0	0.2	3.7	0.5
Current portion of operating lease liabilities	281.6	277.1	4.5	260.4	21.2
Income taxes payable	24.8	6.0	18.8	8.0	16.8
Total current liabilities	1,494.1	1,247.6	246.5	1,312.0	182.1
Working capital	$986.1	$540.3	$445.8	$767.1	$219.0

In comparison to December 28, 2019, working capital as of March 28, 2020, was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The increase in cash and cash equivalents was driven principally by an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.

Index
•The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory as part of normal seasonal patterns to support the spring selling season and, to a lesser extent, to support new store growth.

In comparison to March 30, 2019, working capital as of March 28, 2020, was impacted most significantly by changes in cash and cash equivalents and accounts payable.

•The increase in cash and cash equivalents was driven principally by an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. Additionally, the increase in cash and cash equivalents was also attributable to year-over-year improvements in cash provided by operations.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth; however, the inventory balance did not increase at the same rate as accounts payable because the average inventory per store decreased slightly year-over-year as a result of strong sales performance in March 2020.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 28, 2020	December 28, 2019	March 30, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	140.0	145.0	155.0
June 2017 Term Loan	85.0	87.5	91.3
March 2020 Term Loan	200.0	—	—
Revolving credit loans	445.0	15.0	232.0
Total outstanding borrowings	1,020.0	397.5	628.3
Less: unamortized debt issuance costs	(0.9)	(1.0)	(1.3)
Total debt	1,019.1	396.5	627.0
Less: current portion of long-term debt	(30.0)	(30.0)	(21.3)
Long-term debt	$989.1	$366.5	$605.7

Outstanding letters of credit	$39.0	$32.0	$35.4

In order to strengthen its liquidity while navigating the COVID-19 pandemic, on April 22, 2020, the Company amended the 2016 Senior Credit Facility to, among other things, increase the option to increase the aggregate principal amount of Revolving Loan Commitments and Incremental Term Loans up to an amount not to exceed $650 million. Simultaneously, the Company entered into an Incremental Term Loan Agreement in the amount of $350 million.

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Index

Operating Activities

Operating activities provided net cash of $83.9 million and used net cash of $13.0 million in the first three months of fiscal 2020 and fiscal 2019, respectively.  The $96.9 million increase in net cash provided by operating activities in the first three months of fiscal 2020 compared to the first three months of fiscal 2019 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019	Variance
Net income	$83.8	$76.8	$7.0
Depreciation and amortization	51.4	45.8	5.6
Share-based compensation expense	6.9	9.6	(2.7)
Deferred income taxes	1.6	13.5	(11.9)
Inventories and accounts payable	(58.2)	(126.7)	68.5
Prepaid expenses and other current assets	(12.0)	23.8	(35.8)
Accrued expenses	(21.0)	(56.5)	35.5
Income taxes	18.8	5.5	13.3
Other, net	12.6	(4.8)	17.4
Net cash provided by/(used in) operating activities	$83.9	$(13.0)	$96.9

The $96.9 million increase in net cash provided by operating activities in the first three months of fiscal 2020 compared with the first three months of fiscal 2019 resulted principally from the net impact of changes in our operating assets and liabilities which fluctuated due to company growth and the timing of payments.

Investing Activities

Investing activities used net cash of $29.3 million and $28.4 million in the first three months of fiscal 2020 and fiscal 2019, respectively. The $0.9 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first three months of fiscal 2020 compared to fiscal 2019.

Capital expenditures for the first three months of fiscal 2020 and fiscal 2019 were as follows (in millions):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
New and relocated stores and stores not yet opened	$11.9	$7.3
Information technology	9.0	9.7
Existing stores	6.9	7.5
Corporate and other	1.5	0.1
Distribution center capacity and improvements	0.3	4.2
Total capital expenditures	$29.6	$28.8

Spending on existing stores principally reflects routine refresh activity. In the first three months of fiscal 2020, the Company opened 20 new Tractor Supply stores compared to 10 new Tractor Supply stores during the first three months of fiscal 2019. The Company did not open any new Petsense stores during the first three months of fiscal 2020 compared to one new Petsense store during the first three months of fiscal 2019. We continue to execute on our plans of opening approximately 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2020, but the timing of new store openings in some areas may be delayed as a result of the COVID-19 pandemic, including local and state orders.

Index
The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives. As we continue throughout fiscal 2020, we intend to prioritize our information technology capital expenditures to accelerate initiatives to enhance safety and convenience for customers, including initiatives such as Buy Online, Pickup In Store; Buy Online, Deliver from Store; Contactless Curbside Pickup; Contactless Payment capabilities; and additional Mobile POS devices in all stores.

Spending for distribution center capacity and improvements was higher in the first fiscal quarter of 2019 due to the construction of our new northeast distribution center in Frankfort, New York, which began shipping merchandise to our stores in the first quarter of fiscal 2019.

Financing Activities

Financing activities provided net cash of $322.6 million and $57.4 million in the first three months of fiscal 2020 and fiscal 2019, respectively. The $265.2 million change in net cash provided by financing activities in the first three months of fiscal 2020 compared to the first three months of fiscal 2019 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019	Variance
Net borrowings and repayments under debt facilities	$622.5	$219.5	$403.0
Repurchase of common stock	(263.2)	(155.3)	(107.9)
Net proceeds from issuance of common stock	10.6	34.7	(24.1)
Cash dividends paid to stockholders	(40.8)	(37.6)	(3.2)
Other, net	(6.5)	(3.9)	(2.6)
Net cash provided by financing activities	$322.6	$57.4	$265.2

The $265.2 million change in net cash provided by financing activities in the first three months of fiscal 2020 compared with the first three months of fiscal 2019 is due to an increase in net borrowings under debt facilities which included the addition of a $200 million term loan. This was partially offset by an increase in the repurchase of common stock. However, we have suspended our share repurchase program effective March 12, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Dividends

During the first three months of fiscal 2020 and 2019, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On May 6, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.35 per share of the Company’s outstanding common stock.  The dividend will be paid on June 9, 2020, to stockholders of record as of the close of business on May 26, 2020.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from

Index
time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of March 28, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 28, 2020 and March 30, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 28, 2020	March 30, 2019
Total number of shares repurchased	2,853	1,724
Average price paid per share	$92.28	$90.09
Total cash paid for share repurchases	$263,219	$155,319

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At March 28, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At March 28, 2020, there were $39.0 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

See the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 28, 2020.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.5 million and $0.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of March 28, 2020.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2020, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Condensed Consolidated Financial Statements.

Index
Item 1A.  Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, except for the updates set forth below regarding the impacts of the COVID-19 coronavirus pandemic.

The COVID-19 coronavirus pandemic could have a material negative effect on our results of operations, cash flows, financial position, and business operations.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations.

We are unable to predict the impact that COVID-19 will have on our results of operations, cash flows, financial position, and business operations due to numerous uncertainties. These uncertainties include, but are not limited to: the severity of the virus; the duration of the pandemic; governmental actions which include restrictions on our operations up to and including potential closure of our stores and distribution centers; the duration and degree of quarantine or shelter-in-place measures, including additional measures that may still occur; impacts on our supply chain which include suppliers of our products and our transportation vendors; the health of our workforce and our ability to maintain staffing needs to operate our business; how macroeconomic factors evolve including unemployment rates and recessionary pressures; the impact of the crisis on consumer shopping patterns, both during and after the crisis; volatility in the economy as well as the credit and financial markets during and after the pandemic; the incremental costs of doing business during the crisis as well as on a long-term basis; potential increases in insurance premiums, medical claims costs, and workers' compensation claim costs; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; potential delays in growth initiatives including the timing of new store openings; potential adverse effects on our internal control environment and information security as a result of changes to a remote work environment; and the long-term impact of the crisis on our business.

In addition, we cannot predict the impact that the pandemic will have on our manufacturers and suppliers of our products and other business partners such as service vendors; however, any material effect on these parties could adversely impact our results of operations and our ability to operate our business effectively.

The COVID-19 coronavirus pandemic could have a material negative effect on our supply chain.

Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. Our business relies on an efficient and effective supply chain, including the manufacture and transportation of our products as well as the effective functioning of our distribution centers. Impacts related to the COVID-19 pandemic are placing strain on the domestic and international supply chain that could negatively affect the flow or availability of our products and result in higher out-of-stock inventory positions due to difficulties in timely obtaining product from the manufacturers and suppliers of our products as well as transportation of those products to our distribution centers and stores. Further, we may have to source products from different manufacturers or geographic locations which could result in, among other things, higher product costs, increased transportation costs, delays in receiving products or lower quality of the products.

Additionally, the operation of our distribution centers is crucial to our business operations. If our distribution centers experience closures or worker shortages, whether temporary or sustained, we could sustain significant adverse impacts related to the flow or availability of products to our stores and customers.

Any of these circumstances could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.

Economic impacts stemming from the COVID-19 coronavirus pandemic could significantly impact our financial position, including liquidity, capital allocation, and access to capital markets for additional funds to operate our business.

In an effort to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, we have taken preemptive actions, including incremental borrowings under our debt facilities and suspension of our share repurchase program.

The increased debt levels will increase our interest expense costs and could place us at higher risk of default or limit our future financial flexibility. Further, the financial and credit markets have and may continue to experience significant volatility and turmoil. Whether due to our increased debt levels or to ongoing changes in the financial and credit markets, our ability to access capital on favorable terms and continue to meet our liquidity needs could be adversely affected.

Index

Additionally, changes in our capital allocation strategy could have significant adverse impacts, both short- and long-term, on our business, results of operations, and financial position. Changes in our share repurchase program will impact our earnings per share which in turn could adversely impact our common stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our common stock price.

Actions taken to protect the health and safety of our team members and customers during the COVID-19 coronavirus pandemic have increased our operating costs and may not be sufficient to protect against operational or reputational harm to our business.

In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These new measures include personal protective equipment for our team members, increased staffing in order to provide contact-free curbside pickup from stores, delivery to customer homes, increased cleaning and sanitizing measures, and monitoring for "social distancing" directives, as well as additional cleaning materials in our facilities. Actions such as these have resulted in significant incremental costs and we expect that we will continue to incur heightened costs for the foreseeable future, which in turn will have an adverse impact on our results of operations.

The health and safety concerns of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes to our added safety measures. For instance, if we do not respond appropriately to the pandemic, or if our customers do not participate in "social distancing" and other safety measures, the well-being of our team members and customers could be jeopardized. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims and litigation from team members, customers and service providers.

Additionally, an outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures which would negatively impact our underlying business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the first quarter of fiscal 2020 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 29, 2019 - January 25, 2020		906,687	$91.78	906,687	$1,403,560,639
January 26, 2020 - February 22, 2020	(a)	1,012,885	95.69	955,832	1,312,060,383
February 23, 2020 - March 28, 2020		990,000	89.38	990,000	1,223,586,890
Total		2,909,572	$92.33	2,852,519	$1,223,586,890
(a) The number of shares purchased and average price paid per share includes 57,053 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of January 26, 2020 - February 22, 2020.

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

Item 3.  Defaults Upon Senior Securities

None.

Index
Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index
Item 6.  Exhibits

Exhibit
3.1*  Fifth Amended and Restated By-laws, as amended
10.1  Incremental Term Loan Agreement, dated as of March 12, 2020, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 18, 2020, Commission File No. 000-23314, and incorporated herein by reference.
10.2  Second Amendment to Credit Agreement, dated April 22, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on April 23, 2020, Commission File No. 000-23314, and incorporated herein by reference).
10.3  Incremental Term Loan Agreement, dated as of April 22, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on April 23, 2020, Commission File No. 000-23314, and incorporated herein by reference).
10.4  Change in Control Agreement, dated February 12, 2020, by and between Tractor Supply Company and each of Colin Yankee and Christi Korzekwa (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 13, 2020, Commission File No. 00-23314, and incorporated herein by reference).+
31.1*  Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

104*  The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in Inline XBRL (included in Exhibit 101).

*  Filed herewith
+ Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 7, 2020	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)