Form 10-Q
period 2020-06-27
TRACTOR SUPPLY CO /DE/
filed 2020-08-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 25, 2020
Common Stock, $.008 par value	116,223,704

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 27, 2020	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,206,366	$84,241	$104,018
Inventories	1,688,508	1,602,781	1,733,150
Prepaid expenses and other current assets	135,238	100,865	95,051
Income taxes receivable	—	—	5,589
Total current assets	3,030,112	1,787,887	1,937,808

Property and equipment, net	1,148,225	1,163,956	1,135,310
Operating lease right-of-use assets	2,268,623	2,188,802	2,091,439
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	12,866	—	—
Other assets	26,757	24,131	23,670
Total assets	$6,611,075	$5,289,268	$5,312,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003,697	$643,036	$681,529
Accrued employee compensation	77,419	39,755	26,932
Other accrued expenses	270,463	247,690	222,919
Current portion of long-term debt	380,000	30,000	22,500
Current portion of finance lease liabilities	4,319	4,036	3,717
Current portion of operating lease liabilities	287,326	277,099	264,707
Income taxes payable	133,830	5,984	49,082
Total current liabilities	2,157,054	1,247,600	1,271,386

Long-term debt	536,051	366,480	466,290
Finance lease liabilities, less current portion	32,093	30,389	27,394
Operating lease liabilities, less current portion	2,087,934	2,001,162	1,928,367
Deferred income taxes	—	153	3,592
Other long-term liabilities	102,213	76,361	70,748
Total liabilities	4,915,345	3,722,145	3,767,777

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,396	1,389	1,386
Additional paid-in capital	1,024,089	966,698	928,094
Treasury stock	(3,277,215)	(3,013,996)	(2,814,912)
Accumulated other comprehensive (loss)/income	(6,335)	199	882
Retained earnings	3,953,795	3,612,833	3,429,492
Total stockholders’ equity	1,695,730	1,567,123	1,544,942
Total liabilities and stockholders’ equity	$6,611,075	$5,289,268	$5,312,719

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 174,476, 173,608, and 173,238 shares issued; 116,180, 118,165, and 119,723 shares outstanding at June 27, 2020, December 28, 2019, and June 29, 2019, respectively.
Treasury Stock (at cost, shares in thousands): 58,296, 55,443, and 53,515 shares at June 27, 2020, December 28, 2019, and June 29, 2019, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$3,176,327	$2,353,782	$5,135,515	$4,176,002
Cost of merchandise sold	2,019,514	1,533,037	3,317,453	2,740,273
Gross profit	1,156,813	820,745	1,818,062	1,435,729
Selling, general and administrative expenses	656,520	484,190	1,153,795	949,999
Depreciation and amortization	52,547	48,998	103,983	94,765
Operating income	447,746	287,557	560,284	390,965
Interest expense, net	8,438	5,176	13,487	10,106
Income before income taxes	439,308	282,381	546,797	380,859
Income tax expense	100,630	63,171	124,342	84,817
Net income	$338,678	$219,210	$422,455	$296,042

Net income per share – basic	$2.92	$1.82	$3.63	$2.45
Net income per share – diluted	$2.90	$1.80	$3.61	$2.43

Weighted average shares outstanding:
Basic	115,912	120,371	116,325	120,791
Diluted	116,812	121,508	117,122	121,830

Dividends declared per common share outstanding	$0.35	$0.35	$0.70	$0.66

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$338,678	$219,210	$422,455	$296,042

Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	(1,284)	(2,185)	(6,534)	(3,649)
Total other comprehensive loss	(1,284)	(2,185)	(6,534)	(3,649)
Total comprehensive income	$337,394	$217,025	$415,921	$292,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

Common stock issuance under stock award plans & ESPP	588	5	39,732				39,737
Share-based compensation expense			7,504				7,504
Repurchase of shares to satisfy tax obligations			(1,984)				(1,984)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(40,644)	(40,644)
Change in fair value of interest rate swaps, net of taxes					(1,284)		(1,284)
Net income						338,678	338,678
Stockholders’ equity at June 27, 2020	116,180	$1,396	$1,024,089	$(3,277,215)	$(6,335)	$3,953,795	$1,695,730

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation expense			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Cash dividends paid to stockholders						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

Common stock issuance under stock award plans & ESPP	781	6	54,693				54,699
Share-based compensation expense			8,776				8,776
Repurchase of shares to satisfy tax obligations			(113)				(113)
Repurchase of common stock	(1,732)			(178,916)			(178,916)
Cash dividends paid to stockholders						(42,105)	(42,105)
Change in fair value of interest rate swaps, net of taxes					(2,185)		(2,185)
Net income						219,210	219,210
Stockholders’ equity at June 29, 2019	119,723	$1,386	$928,094	$(2,814,912)	$882	$3,429,492	$1,544,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$422,455	$296,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,983	94,765
Gain on disposition of property and equipment	(342)	(309)
Share-based compensation expense	14,449	18,400
Deferred income taxes	(13,019)	10,199
Change in assets and liabilities:
Inventories	(85,727)	(143,608)
Prepaid expenses and other current assets	(34,373)	19,396
Accounts payable	360,661	61,548
Accrued employee compensation	37,664	(27,114)
Other accrued expenses	24,908	(21,856)
Income taxes	127,846	45,836
Other	34,633	(4,425)
Net cash provided by operating activities	993,138	348,874
Cash flows from investing activities:
Capital expenditures	(86,624)	(83,540)
Proceeds from sale of property and equipment	646	611
Net cash used in investing activities	(85,978)	(82,929)
Cash flows from financing activities:
Borrowings under debt facilities	1,159,000	567,000
Repayments under debt facilities	(639,000)	(485,750)
Debt issuance costs	(1,237)	—
Principal payments under finance lease liabilities	(2,035)	(1,805)
Repurchase of shares to satisfy tax obligations	(7,391)	(3,139)
Repurchase of common stock	(263,219)	(334,235)
Net proceeds from issuance of common stock	50,340	89,431
Cash dividends paid to stockholders	(81,493)	(79,728)
Net cash provided by/(used in) financing activities	214,965	(248,226)
Net change in cash and cash equivalents	1,122,125	17,719
Cash and cash equivalents at beginning of period	84,241	86,299
Cash and cash equivalents at end of period	$1,206,366	$104,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,587	$10,006
Income taxes	6,825	27,196

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$5,789	$15,360
Increase of operating lease assets and liabilities from new or modified leases	219,105	133,044
Increase of finance lease assets and liabilities from new or modified leases	4,022	—
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	2,084,880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 27, 2020, the Company operated a total of 2,061 retail stores in 49 states (1,881 Tractor Supply and Del’s retail stores and 180 Petsense retail stores) and also offered an expanded assortment of products online at TractorSupply.com and Petsense.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $917.5 million, $397.5 million, and $490.0 million in borrowings under its debt facilities at June 27, 2020, December 28, 2019, and June 29, 2019, respectively. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $8.5 million at June 27, 2020 and a net asset of $0.3 million and $0.9 million at December 28, 2019 and June 29, 2019, respectively.

Index
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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended
June 27, 2020.

For the second quarter of fiscal 2020 and 2019, share-based compensation expense was $7.5 million and $8.8 million, respectively, and $14.4 million and $18.4 million for the first six months of fiscal 2020 and 2019, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2020:

Fiscal Six Months Ended
June 27, 2020
Stock options granted	417,025
Weighted average exercise price	$91.21
Weighted average grant date fair value per option	$18.57

As of June 27, 2020, total unrecognized compensation expense related to non-vested stock options was approximately $11.2 million with a remaining weighted average expense recognition period of 2.2 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2020:

Fiscal Six Months Ended
June 27, 2020
Restricted stock units granted	305,029
Performance-based restricted share units granted (a)	80,057
Weighted average grant date fair value per share	$91.98
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

As of June 27, 2020, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $45.1 million with a remaining weighted average expense recognition period of 2.2 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	June 27, 2020			June 29, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$338,678	115,912	$2.92	$219,210	120,371	$1.82
Dilutive effect of share-based awards	—	900	(0.02)	—	1,137	(0.02)
Diluted net income per share:	$338,678	116,812	$2.90	$219,210	121,508	$1.80

	Fiscal Six Months Ended			Fiscal Six Months Ended
	June 27, 2020			June 29, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$422,455	116,325	$3.63	$296,042	120,791	$2.45
Dilutive effect of share-based awards	—	797	(0.02)	—	1,039	(0.02)
Diluted net income per share:	$422,455	117,122	$3.61	$296,042	121,830	$2.43

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.5 million and 0.3 million shares for the fiscal three months ended June 27, 2020 and June 29, 2019, respectively, and 0.6 million and 0.3 million shares for the fiscal six months ended June 27, 2020 and June 29, 2019, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 27, 2020	December 28, 2019	June 29, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	135.0	145.0	150.0
June 2017 Term Loan	82.5	87.5	90.0
March 2020 Term Loan	200.0	—	—
April 2020 Term Loan	350.0	—	—
Revolving credit loans	—	15.0	100.0
Total outstanding borrowings	917.5	397.5	490.0
Less: unamortized debt issuance costs	(1.4)	(1.0)	(1.2)
Total debt	916.1	396.5	488.8
Less: current portion of long-term debt	(380.0)	(30.0)	(22.5)
Long-term debt	$536.1	$366.5	$466.3

Outstanding letters of credit	$52.4	$32.0	$37.3

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

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility (the “2016 Senior Credit Facility”), as amended from time to time, which provides borrowing capacity under term loan agreements as well as a revolving credit facility. Proceeds from the 2016 Senior Credit Facility may be used for working capital, capital expenditures, dividends, share repurchases, and other matters. There are no compensating balance requirements associated with the 2016 Senior Credit Facility.

The 2016 Senior Credit Facility contains a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured and matures on February 19, 2022. Borrowings under the Revolver bear interest either at the bank’s base rate (3.250% at June 27, 2020) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.178% at June 27, 2020) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at June 27, 2020), adjusted quarterly based on our leverage ratio. The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at June 27, 2020), adjusted quarterly based on the Company’s leverage ratio.

On February 19, 2016, at the inception of the 2016 Senior Credit Facility, the Company entered into a $200 million term loan (the “February 2016 Term Loan”). This agreement is unsecured and matures on February 19, 2022. The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. Borrowings under the February 2016 Term Loan bear interest either at the bank’s base rate (3.250% at June 27, 2020) or at LIBOR (0.178% at June 27, 2020) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at June 27, 2020), adjusted quarterly based on our leverage ratio.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. Borrowings under the June 2017 Term Loan bear interest either at the bank’s base rate (3.250% at June 27, 2020) or at LIBOR (0.178% at June 27, 2020) plus an additional 1.000% per annum.

On March 12, 2020, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “March 2020 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $200 million. This agreement is unsecured and matures with the amount due in full on March 16, 2022. Borrowings under the March 2020 Term Loan bear interest either at the bank’s base rate (3.250% at June 27, 2020) or at LIBOR (0.178% at June 27, 2020) plus an additional 0.750% per annum.

On April 22, 2020, the Company entered into a second amendment to the 2016 Senior Credit Facility (the “Second Amendment”) to, among other things, increase the option to increase the aggregate principal amount of Revolving Loan

Index
Commitments and Incremental Term Loans (as defined in the 2016 Senior Credit Facility) up to an amount not to exceed $650 million. Simultaneously with the Second Amendment, the Company entered into an incremental term loan agreement (the “April 2020 Term Loan”) in the amount of $350 million, which is in addition to the 2016 Senior Credit Facility’s existing term loan and revolving credit facility. This agreement is unsecured and matures with the amount due in full on April 21, 2021. Borrowings under the April 2020 Term Loan bear interest either at the bank’s base rate (3.250% at June 27, 2020) plus an additional amount ranging from 0.250% to 1.500% per annum (0.750% at June 27, 2020) or at LIBOR (0.178% at June 27, 2020), with a floor of 0.750%, plus an additional amount ranging from 1.250% to 2.500% per annum (1.750% at June 27, 2020), adjusted quarterly based on our leverage ratio.

As further described in Note 6 to the Condensed Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility other than the April 2020 Term Loan.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of June 27, 2020, the Company was in compliance with all debt covenants.

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

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of June 27, 2020, the notional amount of the interest rate swap was $135.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements. As of June 27, 2020, the notional amount of the interest rate swap was $82.5 million.

The Company entered into a third interest rate swap agreement which became effective on March 18, 2020, with a maturity date of March 18, 2025. The notional amount of this swap agreement is fixed at $200 million.

Index
The Company’s interest rate swap agreements are executed for risk management and are not held for trading purposes. The objective of the interest rate swap agreements is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap agreements are intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the 2016 Senior Credit Facility. The interest rate swap agreements entitle the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement, without exchange of the underlying notional amount.

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

As of June 27, 2020, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of June 27, 2020.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	June 27, 2020	December 28, 2019	June 29, 2019
Interest rate swaps (short-term portion)	Other current assets	$—	$558	$1,052
Interest rate swaps (long-term portion)	Other assets	—	91	276
Total derivative assets		$—	$649	$1,328

Interest rate swaps (short-term portion)	Other accrued expenses	$3,112	$90	$—
Interest rate swaps (long-term portion)	Other long-term liabilities	5,403	292	389
Total derivative liabilities		$8,515	$382	$389

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	June 27, 2020	December 28, 2019	June 29, 2019
Beginning fiscal year AOCI balance	$199	$3,814	$3,814

Current fiscal period loss recognized in OCI	(6,534)	(4,332)	(3,649)
Cumulative adjustment as a result of ASU 2017-12 adoption	—	717	717
Other comprehensive loss, net of tax	(6,534)	(3,615)	(2,932)
Ending fiscal period AOCI balance	$(6,335)	$199	$882

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
	Financial Statement Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Amount of losses recognized in OCI during the period	Other comprehensive loss	$(1,726)	$(2,937)	$(8,782)	$(4,884)

Index
The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income tax benefit of interest rate swaps on AOCI	$(442)	$(752)	$(2,248)	$(1,235)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at June 27, 2020, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of June 27, 2020, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

Dividends

During the first six months of fiscal 2020 and 2019, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of the Company’s outstanding common stock.  The dividend will be paid on September 9, 2020, to stockholders of record as of the close of business on August 24, 2020.

Index
Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of June 27, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 27, 2020 and June 29, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total number of shares repurchased	—	1,732	2,853	3,456
Average price paid per share	$—	$103.27	$92.28	$96.69
Total cash paid for share repurchases	$—	$178,916	$263,219	$334,235

Note 9 – Income Taxes:

The Company’s effective income tax rate increased to 22.9% in the second quarter of fiscal 2020 compared to 22.4% in the second quarter of fiscal 2019. The effective income tax rate was 22.7% in the first six months of fiscal 2020 compared to 22.3% in the first six months of fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduction in the tax benefit associated with share-based compensation.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At June 27, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At June 27, 2020, there were $52.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index
Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and six months ended June 27, 2020 and June 29, 2019:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category:	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Livestock and Pet	43%	45%	47%	48%
Seasonal, Gift and Toy Products	26	24	22	21
Hardware, Tools and Truck	21	21	21	21
Clothing and Footwear	5	5	5	6
Agriculture	5	5	5	4
Total	100%	100%	100%	100%

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31,

Index
2022. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 (the "2019 10-K"). This Quarterly Report on Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the timing and acceptance of new products in the stores, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our 2019 10-K, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company has been and continues to closely monitor the impact of the COVID-19 outbreak on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, rapidly providing personal protective equipment to our team members, requiring the use of masks in our facilities, rolling out additional functionality to support contactless shopping experiences, adding services for cleaning and sanitation in our stores and distribution centers, hiring additional team members to assist in promoting social distancing and cleaning actions in our stores, and implementing remote work plans at our store support center.

Index
Additionally, we have taken significant actions to support our team members during this pandemic including COVID-19 paid medical leave, 100% coverage of COVID-19 testing and treatment under our medical plan, and the payment of incremental appreciation bonuses for frontline team members of approximately $35 million from March 16 to June 27. Effective June 28 we have implemented permanent wage increases for all of our hourly team members in our stores and distribution centers of a minimum of $1 per hour and are now providing a new benefit package for part-time team members, including medical, vision and dental coverage, paid sick time and life insurance. Further, we have also implemented annual restricted stock unit grants to more than 2,000 frontline salaried managers in our stores and distribution centers. These actions, among others, are intended to support our team members both during and after the COVID-19 pandemic.

As further described in the results of operations for the three and six fiscal months ended June 27, 2020, our net sales have significantly increased due to unprecedented customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this crisis have increased as a result of the aforementioned actions we have taken to support and ensure the safety and well-being of our team members and customers, and we believe these incremental costs will continue after the pandemic is over.

On July 23, 2020 we provided financial guidance for the results of operations expected for the third fiscal quarter ending September 26, 2020 which reflected a continuation of the strong consumer demand for our products, albeit to a lesser extent than experienced during our second fiscal quarter. Additionally, we anticipate incurring incremental costs to respond to the COVID-19 pandemic, as well as costs associated with the previously announced permanent increase in compensation and benefits for our frontline team members, and incremental costs for strategic investments in our business.

However, there are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section of our 2019 10-K (as updated in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 and Part II, Item 1A of this Quarterly Report on Form 10-Q), which make it difficult to predict the impact on our business, financial position, or results of operations for the remainder of fiscal 2020 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

Therefore, as previously disclosed, in an effort to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, we suspended our share repurchase program effective March 12, 2020 and increased borrowings under our debt facilities as described in Note 5 to the Condensed Consolidated Financial Statements.

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

Index
Results of Operations

Fiscal Three Months (Second Quarter) Ended June 27, 2020 and June 29, 2019

Net sales for the second quarter of fiscal 2020 increased 35.0% to $3.18 billion from $2.35 billion for the second quarter of fiscal 2019. Comparable store sales for the second quarter of fiscal 2020 were $3.08 billion, a 30.5% increase as compared to the second quarter of fiscal 2019. Comparable store sales increased 3.2% in the second quarter of fiscal 2019.

The comparable store sales results for the second quarter of fiscal 2020 included an increase in comparable average transaction value of 15.8% and an increase of 14.6% in comparable average transaction count, each as compared to the second quarter of fiscal 2019. The COVID-19 pandemic had a significant impact on consumer demand across all of the Company’s major product categories as customers focused on the care of their homes, land and animals. Additionally, consumer demand in the quarter benefited from growth in new customer acquisition and the re-engagement of lapsed customers as a result of advertising campaigns focused on brand awareness, favorable spring and summer weather conditions across much of the country, and other factors such as government stimulus. These factors all led to a significant increase in comparable store sales which was driven by unprecedented demand for spring and summer seasonal categories along with exceptional growth in everyday merchandise, including consumable, usable and edible products. All geographic regions of the Company had robust comparable store sales growth. In addition, the Company’s e-commerce sales experienced triple-digit sales growth as compared to the second quarter of fiscal 2019.

In addition to comparable store sales growth for the second quarter of fiscal 2020, sales from stores open less than one year were $110.2 million for the second quarter of fiscal 2020, which represented 4.7 percentage points of the 35.0% increase over second quarter fiscal 2019 net sales. For the second quarter of fiscal 2019, sales from stores open less than one year were $71.6 million, which represented 3.2 percentage points of the 6.3% increase over second quarter fiscal 2018 net sales.

The following table summarizes store growth for the fiscal three months ended June 27, 2020 and June 29, 2019:

	Fiscal Three Months Ended
Store Count Information:	June 27, 2020	June 29, 2019
Tractor Supply
Beginning of period	1,863	1,775
New stores opened	18	15
Stores closed	—	—
End of period	1,881	1,790
Petsense
Beginning of period	180	176
New stores opened	3	1
Stores closed	(3)	—
End of period	180	177
Consolidated, end of period	2,061	1,967
Stores relocated	—	1

Index
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 27, 2020 and June 29, 2019:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 27, 2020	June 29, 2019
Livestock and Pet	43%	45%
Seasonal, Gift and Toy Products	26	24
Hardware, Tools and Truck	21	21
Clothing and Footwear	5	5
Agriculture	5	5
Total	100%	100%

Gross profit increased 41.0% to $1.16 billion for the second quarter of fiscal 2020 from $820.7 million for the second quarter of fiscal 2019. As a percent of net sales, gross margin in the second quarter of fiscal 2020 increased 155 basis points to 36.42% from the 34.87% in the second quarter of fiscal 2019. The increase in gross margin was driven by lower depth and frequency of sales promotions, favorable product mix and lower transportation costs as a percent of net sales.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 33.0% to $709.1 million for the second quarter of fiscal 2020 from $533.2 million for the second quarter of fiscal 2019. As a percent of net sales, SG&A expenses decreased 33 basis points to 22.32% for the second quarter of fiscal 2020 from 22.65% for the second quarter of fiscal 2019. The decrease in SG&A as a percent of net sales was primarily attributable to leverage in occupancy and other fixed costs from the increase in comparable store sales. The leverage from these SG&A expenses was partially offset by incremental costs related to the COVID-19 pandemic and increased incentive compensation given the Company’s strong performance in the quarter. The Company incurred incremental costs related to the COVID-19 pandemic of approximately $55 million, including appreciation wages for frontline team members as well as additional labor hours and supply costs associated with cleaning and sanitation measures related to COVID-19.

Operating income for the second quarter of fiscal 2020 increased 55.7% to $447.8 million compared to $287.6 million in the second quarter of fiscal 2019.

The effective income tax rate increased to 22.9% for the second quarter of fiscal 2020 compared to 22.4% for the second quarter of fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduction in the tax benefit associated with share-based compensation. The CARES Act was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020; however, the legislation resulted in the deferral of certain tax payments.

As a result of the foregoing factors, net income for the second quarter of fiscal 2020 increased 54.5% to $338.7 million, or $2.90 per diluted share, as compared to net income of $219.2 million, or $1.80 per diluted share, for the second quarter of fiscal 2019.

Fiscal Six Months (Second Quarter) Ended June 27, 2020 and June 29, 2019

Net sales increased 23.0% to $5.14 billion for the first six months of fiscal 2020 from $4.18 billion for the first six months of fiscal 2019. Comparable store sales for the first six months of fiscal 2020 were $4.98 billion, a 19.0% increase over the first six months of fiscal 2019. Comparable store sales increased 4.0% in the first six months of fiscal 2019.

For the first six months of fiscal 2020, the comparable store sales results included an increase in comparable average transaction value of 11.7% and comparable average transaction count of 7.3%. Beginning in March 2020, the COVID-19 pandemic had a significant impact on consumer demand across all of the Company’s major product categories and geographic regions. All geographic regions of the Company had robust comparable store sales growth during the first six months of fiscal 2020. The increase in comparable store sales was driven by unprecedented demand for spring and summer seasonal categories along with exceptional growth in everyday merchandise, including consumable, usable and edible products.

In addition to comparable store sales growth in the first six months of fiscal 2020, sales from stores open less than one year were $170.4 million in the first six months of fiscal 2020, which represented 4.1 percentage points of the 23.0% increase over the first six months of fiscal 2019 net sales. For the first six months of fiscal 2019, sales from stores open less than one year

Index
were $129.6 million, which represented 3.3 percentage points of the 7.2% increase over the first six months of fiscal 2018 net sales.

The following table summarizes store growth for the fiscal six months ended June 27, 2020 and June 29, 2019:

	Fiscal Six Months Ended
Store Count Information:	June 27, 2020	June 29, 2019
Tractor Supply
Beginning of period	1,844	1,765
New stores opened	38	25
Stores closed	(1)	—
End of period	1,881	1,790
Petsense
Beginning of period	180	175
New stores opened	3	2
Stores closed	(3)	—
End of period	180	177
Consolidated, end of period	2,061	1,967
Stores relocated	1	1
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 27, 2020 and June 29, 2019:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 27, 2020	June 29, 2019
Livestock and Pet	47%	48%
Seasonal, Gift and Toy Products	22	21
Hardware, Tools and Truck	21	21
Clothing and Footwear	5	6
Agriculture	5	4
Total	100%	100%

Gross profit increased 26.6% to $1.82 billion from $1.44 billion in the first six months of fiscal 2019, and gross margin increased to 35.40% from 34.38% in the first six months of fiscal 2019. The increase in gross margin was driven by the performance in the second quarter which improved as a result of lower depth and frequency of sales promotions, favorable product mix and lower transportation costs as a percent of net sales.

Total SG&A expenses, including depreciation and amortization, increased 20.4% to $1.26 billion from $1.04 billion in the first six months of fiscal 2019. As a percent of net sales, SG&A expenses decreased to 24.49% from 25.02% in the first six months of fiscal 2019. The decrease in SG&A as a percent of net sales was primarily attributable to leverage in occupancy and other fixed costs from the increase in comparable store sales, partially offset by incremental costs related to the COVID-19 pandemic and increased incentive compensation given the Company’s strong financial performance. The costs related to the COVID-19 pandemic were approximately $62 million during the first six months of fiscal 2020 which includes appreciation wages for frontline team members as well as additional labor hours and supply costs associated with cleaning and sanitation measures related to COVID-19.

Operating income for the first six months of fiscal 2020 increased 43.3% to $560.3 million compared to $391.0 million in the first six months of fiscal 2019.

The effective income tax rate was 22.7% in the first six months of fiscal 2020 compared to 22.3% in the first six months of fiscal 2019.  The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduction in

Index
the tax benefit associated with share-based compensation. The Company expects the full fiscal year 2020 effective tax rate to be in a range between 22.6% and 22.9%. The CARES Act was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020; however, the legislation resulted in the deferral of certain tax payments.

As a result of the foregoing factors, net income increased 42.7% to $422.5 million from $296.0 million in the first six months of fiscal 2019, and diluted earnings per share increased 48.6% to $3.61 from $2.43 in the first six months of fiscal 2019.

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

Working Capital

At June 27, 2020, the Company had working capital of $873.1 million, which increased $332.8 million from December 28, 2019, and increased $206.7 million from June 29, 2019.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 27, 2020	December 28, 2019	Variance	June 29, 2019	Variance
Current assets:
Cash and cash equivalents	$1,206.4	$84.2	$1,122.2	$104.0	$1,102.4
Inventories	1,688.5	1,602.8	85.7	1,733.2	(44.7)
Prepaid expenses and other current assets	135.2	100.9	34.3	95.0	40.2
Income taxes receivable	—	—	—	5.6	(5.6)
Total current assets	3,030.1	1,787.9	1,242.2	1,937.8	1,092.3
Current liabilities:
Accounts payable	1,003.7	643.0	360.7	681.6	322.1
Accrued employee compensation	77.4	39.8	37.6	26.9	50.5
Other accrued expenses	270.5	247.7	22.8	222.9	47.6
Current portion of long-term debt	380.0	30.0	350.0	22.5	357.5
Current portion of finance lease liabilities	4.3	4.0	0.3	3.7	0.6
Current portion of operating lease liabilities	287.3	277.1	10.2	264.7	22.6
Income taxes payable	133.8	6.0	127.8	49.1	84.7
Total current liabilities	2,157.0	1,247.6	909.4	1,271.4	885.6
Working capital	$873.1	$540.3	$332.8	$666.4	$206.7

In comparison to December 28, 2019, working capital as of June 27, 2020, was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, current portion of long-term debt, and income taxes payable.

Index
•The increase in cash and cash equivalents was driven by significant net cash provided by operating activities in the first six months of fiscal 2020 and an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. These increases in cash and cash equivalents were partially offset by share repurchases, cash dividends paid to stockholders, and capital expenditures to support our strategic growth.
•Inventories increased to support new store growth. Average inventory per store did not fluctuate significantly as the increases in inventory for normal seasonal patterns were offset by reduced inventory positions resulting from the increased demand associated with the strong comparable store sales performance in the second quarter of fiscal 2020.
•The increase in accounts payable was strongly correlated to the significant increase in comparable store sales during the second quarter of fiscal 2020. A significant increase in the sales volumes and higher inventory turns resulted in an increase in the amount of inventory purchases that remain in accounts payable at quarter end.
•The increase in the current portion of long-term debt was related to the new $350 million April 2020 Term Loan borrowing, which was executed in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in income taxes payable is primarily the result of pre-tax income generated in the first six months of fiscal 2020, along with a deferral of certain income tax payments as a result of the CARES Act.

In comparison to June 29, 2019, working capital as of June 27, 2020, was impacted most significantly by changes in cash and cash equivalents, accounts payable, current portion of long-term debt, and income taxes payable.

•The increase in cash and cash equivalents was driven by a significant year-over-year increase in net cash provided by operating activities as well as an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth and increased sales volumes during the second quarter of fiscal 2020. However, the inventory balance did not increase at the same rate as accounts payable due to the significant increase in sales and inventory turns in the second quarter of fiscal 2020 which resulted in a year-over-year decrease in average inventory per store.
•The increase in the current portion of long-term debt was related to the new $350 million April 2020 Term Loan borrowing, which was executed in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in income taxes payable is primarily the result of a significant year-over-year increase in pre-tax income generated in the first six months of fiscal 2020, along with a deferral of certain income tax payments as a result of the CARES Act.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 27, 2020	December 28, 2019	June 29, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	135.0	145.0	150.0
June 2017 Term Loan	82.5	87.5	90.0
March 2020 Term Loan	200.0	—	—
April 2020 Term Loan	350.0	—	—
Revolving credit loans	—	15.0	100.0
Total outstanding borrowings	917.5	397.5	490.0
Less: unamortized debt issuance costs	(1.4)	(1.0)	(1.2)
Total debt	916.1	396.5	488.8
Less: current portion of long-term debt	(380.0)	(30.0)	(22.5)
Long-term debt	$536.1	$366.5	$466.3

Outstanding letters of credit	$52.4	$32.0	$37.3

Index
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $993.1 million and $348.9 million in the first six months of fiscal 2020 and fiscal 2019, respectively.  The $644.2 million increase in net cash provided by operating activities in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	Variance
Net income	$422.5	$296.0	$126.5
Depreciation and amortization	104.0	94.8	9.2
Share-based compensation expense	14.4	18.4	(4.0)
Deferred income taxes	(13.0)	10.2	(23.2)
Inventories and accounts payable	274.9	(82.1)	357.0
Prepaid expenses and other current assets	(34.4)	19.4	(53.8)
Accrued expenses	62.6	(49.0)	111.6
Income taxes	127.8	45.9	81.9
Other, net	34.3	(4.7)	39.0
Net cash provided by operating activities	$993.1	$348.9	$644.2

The $644.2 million increase in net cash provided by operating activities in the first six months of fiscal 2020 compared with the first six months of fiscal 2019 resulted from a year-over-year increase in our net income as well as the net impact of changes in our operating assets and liabilities, principally due to the timing of accruals and related payments and a significant increase in inventory that remains in accounts payable due to the increased sales volume and inventory turns in the second quarter of fiscal 2020.

Investing Activities

Investing activities used net cash of $86.0 million and $82.9 million in the first six months of fiscal 2020 and fiscal 2019, respectively. The $3.1 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first six months of fiscal 2020 compared to fiscal 2019.

Capital expenditures for the first six months of fiscal 2020 and fiscal 2019 were as follows (in millions):

	Fiscal Six Months Ended
	June 27, 2020	June 29, 2019
Information technology	$36.0	$35.6
New and relocated stores and stores not yet opened	27.1	22.3
Existing stores	16.0	13.0
Distribution center capacity and improvements	6.0	11.8
Corporate and other	1.5	0.8
Total capital expenditures	$86.6	$83.5

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

Index
Spending on existing stores principally reflects routine refresh activity. In the first six months of fiscal 2020, the Company opened 38 new Tractor Supply stores compared to 25 new Tractor Supply stores during the first six months of fiscal 2019. The Company also opened three new Petsense stores during the first six months of fiscal 2020 compared to two new Petsense stores during the first six months of fiscal 2019. We expect to open approximately 75 to 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2020, but the timing of new store openings in some areas may be delayed as a result of the COVID-19 pandemic, including local and state orders.

For fiscal 2020, the Company expects capital expenditures to be approximately $300 million to $325 million, compared to its previous range of $225 million to $275 million, with the anticipated increase to support strategic growth initiatives related to space productivity and side lot improvements in certain existing store locations as well as new technology and service enhancements that are being implemented across the enterprise.

Financing Activities

Financing activities provided net cash of $215.0 million in the first six months of fiscal 2020 compared to using net cash of $248.2 million in the first six months of fiscal 2019. The $463.2 million change in net cash provided by financing activities in the first six months of fiscal 2020 compared to the first six months of fiscal 2019 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	Variance
Net borrowings and repayments under debt facilities	$520.0	$81.3	$438.7
Repurchase of common stock	(263.2)	(334.2)	71.0
Net proceeds from issuance of common stock	50.3	89.4	(39.1)
Cash dividends paid to stockholders	(81.5)	(79.7)	(1.8)
Other, net	(10.6)	(5.0)	(5.6)
Net cash provided by/(used in) financing activities	$215.0	$(248.2)	$463.2

The $463.2 million change in net cash provided by financing activities in the first six months of fiscal 2020 compared with the first six months of fiscal 2019 is due to an increase in net borrowings under debt facilities, which included the addition of the $200 million March 2020 Term Loan and the $350 million April 2020 Term Loan as described in Note 5 to the Condensed Consolidated Financial Statements. Additionally, we used less cash for the repurchase of common stock as we have suspended our share repurchase program effective March 12, 2020. The incremental borrowings and suspension of our share repurchase program were both intended to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Dividends

During the first six months of fiscal 2020 and fiscal 2019, the Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Board of Directors deems relevant.

On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.40 per share of the Company’s outstanding common stock.  The dividend will be paid on September 9, 2020, to stockholders of record as of the close of business on August 24, 2020.

Index

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of June 27, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 27, 2020 and June 29, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total number of shares repurchased	—	1,732	2,853	3,456
Average price paid per share	$—	$103.27	$92.28	$96.69
Total cash paid for share repurchases	$—	$178,916	$263,219	$334,235

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

At June 27, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At June 27, 2020, there were $52.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

Index
New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 27, 2020.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.9 million and $0.5 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $1.4 million and $0.9 million for the six months ended June 27, 2020 and June 29, 2019, respectively.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of June 27, 2020.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 27, 2020, our disclosure controls and procedures were effective.

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

Index

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A. “Risk Factors” in our 2019 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our 2019 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, to include additional information, and should be read in conjunction with the risk factors in our 2019 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 28, 2020.

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

Index
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

The increased debt levels have increased our interest expense costs and could place us at higher risk of default or limit our future financial flexibility. Further, the financial and credit markets have and may continue to experience significant volatility and turmoil. Whether due to our increased debt levels or to ongoing changes in the financial and credit markets, our ability to access capital on favorable terms and continue to meet our liquidity needs could be adversely affected.

Additionally, changes in our capital allocation strategy could have significant adverse impacts, both short- and long-term, on our business, results of operations, and financial position. Suspension of our share repurchase program, depending on duration, will negatively impact our earnings per share which in turn could adversely impact our common stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our common stock price.

Actions taken to protect the health and safety of our team members and customers during the COVID-19 coronavirus pandemic have increased our operating costs and may not be sufficient to protect against operational or reputational harm to our business.

In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include personal protective equipment for our team members, a requirement to wear masks in our facilities, increased staffing in order to provide contact-free curbside pickup from stores, delivery to customer homes, increased cleaning and sanitizing measures, and monitoring for "social distancing" directives, as well as additional cleaning materials in our facilities. Additionally, we have provided appreciation bonuses as well as permanent increases in compensation and benefits for our team members in our stores and distribution centers to further support them during and after the COVID-19 pandemic. Actions such as these have resulted in significant incremental costs and we expect that we will continue to incur these costs for the foreseeable future, which in turn will have an adverse impact on our results of operations.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes notwithstanding our added safety measures. For instance, if we do not respond appropriately to the pandemic, or if our customers do not participate in "social distancing" and other safety measures, the well-being of our team members and customers could be jeopardized. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims and litigation from team members, customers and service providers.

Additionally, an outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures which would negatively impact our underlying business and results of operations.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the second quarter of fiscal 2020 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 29, 2020 - April 25, 2020		—	$—	—	$1,223,586,890
April 26, 2020 - May 23, 2020	(a)	1,606	106.37	—	1,223,586,890
May 24, 2020 - June 27, 2020	(a)	20,496	88.44	—	1,223,586,890
Total		22,102	$89.74	—	$1,223,586,890
(a) The number of shares purchased and average price paid per share includes 22,102 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of April 26, 2020 - June 27, 2020.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index
Item 6.  Exhibits

Exhibit
10.1  Second Amendment to Credit Agreement, dated April 22, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on April 23, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.2  Incremental Term Loan Agreement, dated as of April 22, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on April 23, 2020, Commission File No. 000-23314, and incorporated herein by reference).

31.1*  Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*  Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*  Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*  The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*  The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

*  Filed herewith
+ Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 6, 2020	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)