Form 10-Q
period 2020-09-26
TRACTOR SUPPLY CO /DE/
filed 2020-10-22
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.008 par value	TSCO	NASDAQ Global Select Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 26, 2020
Common Stock, $0.008 par value	116,497,394

TRACTOR SUPPLY COMPANY

INDEX

		Page No.

PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 26, 2020, December 28, 2019, and September 28, 2019	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 26, 2020 and September 28, 2019	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 26, 2020 and September 28, 2019	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) – For the Fiscal Three and Nine Months Ended September 26, 2020 and September 28, 2019	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 26, 2020 and September 28, 2019	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
Signature		34

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 26, 2020	December 28, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,111,986	$84,241	$82,640
Inventories	1,915,040	1,602,781	1,812,772
Prepaid expenses and other current assets	136,098	100,865	104,486
Income taxes receivable	7,838	—	5,600
Total current assets	3,170,962	1,787,887	2,005,498

Property and equipment, net	1,178,625	1,163,956	1,143,071
Operating lease right-of-use assets	2,354,196	2,188,802	2,133,238
Goodwill and other intangible assets	124,492	124,492	124,492
Deferred income taxes	3,581	—	—
Other assets	28,941	24,131	22,997
Total assets	$6,860,797	$5,289,268	$5,429,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,056,911	$643,036	$679,791
Accrued employee compensation	120,361	39,755	49,236
Other accrued expenses	274,244	247,690	218,774
Current portion of long-term debt	380,000	30,000	30,000
Current portion of finance lease liabilities	4,407	4,036	3,884
Current portion of operating lease liabilities	294,826	277,099	270,038
Income taxes payable	1,914	5,984	—
Total current liabilities	2,132,663	1,247,600	1,251,723

Long-term debt	529,264	366,480	613,885
Finance lease liabilities, less current portion	32,948	30,389	29,174
Operating lease liabilities, less current portion	2,171,773	2,001,162	1,966,363
Deferred income taxes	—	153	1,888
Other long-term liabilities	118,283	76,361	74,441
Total liabilities	4,984,931	3,722,145	3,937,474

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,398	1,389	1,388
Additional paid-in capital	1,059,687	966,698	950,908
Treasury stock	(3,277,215)	(3,013,996)	(2,970,654)
Accumulated other comprehensive (loss)/income	(5,867)	199	73
Retained earnings	4,097,863	3,612,833	3,510,107
Total stockholders’ equity	1,875,866	1,567,123	1,491,822
Total liabilities and stockholders’ equity	$6,860,797	$5,289,268	$5,429,296

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 174,793, 173,608, and 173,465 shares issued; 116,497, 118,165, and 118,480 shares outstanding at September 26, 2020, December 28, 2019, and September 28, 2019, respectively.
Treasury Stock (at cost, shares in thousands): 58,296, 55,443, and 54,985 shares at September 26, 2020, December 28, 2019, and September 28, 2019, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$2,606,572	$1,984,144	$7,742,087	$6,160,146
Cost of merchandise sold	1,658,615	1,289,904	4,976,068	4,030,177
Gross profit	947,957	694,240	2,766,019	2,129,969
Selling, general and administrative expenses	641,129	482,604	1,794,924	1,432,603
Depreciation and amortization	54,651	49,819	158,634	144,584
Operating income	252,177	161,817	812,461	552,782
Interest expense, net	7,208	4,900	20,695	15,006
Income before income taxes	244,969	156,917	791,766	537,776
Income tax expense	54,359	34,784	178,701	119,601
Net income	$190,610	$122,133	$613,065	$418,175

Net income per share – basic	$1.64	$1.03	$5.27	$3.48
Net income per share – diluted	$1.62	$1.02	$5.23	$3.45

Weighted average shares outstanding:
Basic	116,339	118,956	116,330	120,180
Diluted	117,745	120,058	117,330	121,239

Dividends declared per common share outstanding	$0.40	$0.35	$1.10	$1.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended		For the Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$190,610	$122,133	$613,065	$418,175

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	468	(809)	(6,066)	(4,458)
Total other comprehensive income/(loss)	468	(809)	(6,066)	(4,458)
Total comprehensive income	$191,078	$121,324	$606,999	$413,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

Common stock issuance under stock award plans & ESPP	588	5	39,732				39,737
Share-based compensation expense			7,504				7,504
Repurchase of shares to satisfy tax obligations			(1,984)				(1,984)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(40,644)	(40,644)
Change in fair value of interest rate swaps, net of taxes					(1,284)		(1,284)
Net income						338,678	338,678
Stockholders’ equity at June 27, 2020	116,180	$1,396	$1,024,089	$(3,277,215)	$(6,335)	$3,953,795	$1,695,730

Common stock issuance under stock award plans & ESPP	317	2	23,411				23,413
Share-based compensation expense			12,528				12,528
Repurchase of shares to satisfy tax obligations			(341)				(341)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(46,542)	(46,542)
Change in fair value of interest rate swaps, net of taxes					468		468
Net income						190,610	190,610
Stockholders’ equity at September 26, 2020	116,497	$1,398	$1,059,687	$(3,277,215)	$(5,867)	$4,097,863	$1,875,866

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820
Common stock issuance under stock award plans & ESPP	570	5	34,727				34,732
Share-based compensation expense			9,624				9,624
Repurchase of shares to satisfy tax obligations			(3,026)				(3,026)
Repurchase of common stock	(1,724)			(155,319)			(155,319)
Cash dividends paid to stockholders						(37,623)	(37,623)
Change in fair value of interest rate swaps, net of taxes					(1,464)		(1,464)
Net income						76,832	76,832
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders’ equity at March 30, 2019	120,674	$1,380	$864,738	$(2,635,996)	$3,067	$3,252,387	$1,485,576

Common stock issuance under stock award plans & ESPP	781	6	54,693				54,699
Share-based compensation expense			8,776				8,776
Repurchase of shares to satisfy tax obligations			(113)				(113)
Repurchase of common stock	(1,732)			(178,916)			(178,916)
Cash dividends paid to stockholders						(42,105)	(42,105)
Change in fair value of interest rate swaps, net of taxes					(2,185)		(2,185)
Net income						219,210	219,210
Stockholders’ equity at June 29, 2019	119,723	$1,386	$928,094	$(2,814,912)	$882	$3,429,492	$1,544,942

Common stock issuance under stock award plans & ESPP	227	2	16,110				16,112
Share-based compensation expense			7,355				7,355
Repurchase of shares to satisfy tax obligations			(651)				(651)
Repurchase of common stock	(1,470)			(155,742)			(155,742)
Cash dividends paid to stockholders						(41,518)	(41,518)
Change in fair value of interest rate swaps, net of taxes					(809)		(809)
Net income						122,133	122,133
Stockholders’ equity at September 28, 2019	118,480	$1,388	$950,908	$(2,970,654)	$73	$3,510,107	$1,491,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$613,065	$418,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,634	144,584
Gain on disposition of property and equipment	(774)	(262)
Share-based compensation expense	26,977	25,755
Deferred income taxes	(3,734)	8,495
Change in assets and liabilities:
Inventories	(312,259)	(223,230)
Prepaid expenses and other current assets	(35,233)	9,961
Accounts payable	413,875	59,810
Accrued employee compensation	80,606	(4,810)
Other accrued expenses	20,279	(21,622)
Income taxes	(11,908)	(3,257)
Other	55,447	728
Net cash provided by operating activities	1,004,975	414,327
Cash flows from investing activities:
Capital expenditures	(161,292)	(144,342)
Proceeds from sale of property and equipment	1,130	2,317
Net cash used in investing activities	(160,162)	(142,025)
Cash flows from financing activities:
Borrowings under debt facilities	1,159,000	947,000
Repayments under debt facilities	(646,500)	(710,750)
Debt issuance costs	(1,237)	—
Principal payments under finance lease liabilities	(3,098)	(2,741)
Repurchase of shares to satisfy tax obligations	(7,732)	(3,790)
Repurchase of common stock	(263,219)	(489,977)
Net proceeds from issuance of common stock	73,753	105,543
Cash dividends paid to stockholders	(128,035)	(121,246)
Net cash provided by/(used in) financing activities	182,932	(275,961)
Net change in cash and cash equivalents	1,027,745	(3,659)
Cash and cash equivalents at beginning of period	84,241	86,299
Cash and cash equivalents at end of period	$1,111,986	$82,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,304	$15,189
Income taxes	191,743	112,693

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$14,199	$10,981
Increase of operating lease assets and liabilities from new or modified leases	381,486	240,969
Increase of finance lease assets and liabilities from new or modified leases	6,028	2,883
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	2,084,880

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 26, 2020, the Company operated a total of 2,087 retail stores in 49 states (1,904 Tractor Supply and Del’s retail stores and 183 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $910.0 million, $397.5 million, and $645.0 million in borrowings under its debt facilities at September 26, 2020, December 28, 2019, and September 28, 2019, respectively. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $7.9 million at September 26, 2020, and a net asset of $0.3 million and $0.1 million at December 28, 2019 and September 28, 2019, respectively.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended
September 26, 2020.

For the third quarter of fiscal 2020 and 2019, share-based compensation expense was $12.5 million and $7.4 million, respectively, and $27.0 million and $25.8 million for the first nine months of fiscal 2020 and 2019, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2020:

Fiscal Nine Months Ended
September 26, 2020
Stock options granted	443,967
Weighted average exercise price	$94.62
Weighted average grant date fair value per option	$19.46

As of September 26, 2020, total unrecognized compensation expense related to non-vested stock options was approximately $10.1 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2020:

Fiscal Nine Months Ended
September 26, 2020
Restricted stock units granted	320,053
Performance-based restricted share units granted (a)	83,368
Weighted average grant date fair value per share	$94.39
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

As of September 26, 2020, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $43.8 million with a remaining weighted average expense recognition period of 2.0 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	September 26, 2020			September 28, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$190,610	116,339	$1.64	$122,133	118,956	$1.03
Dilutive effect of share-based awards	—	1,406	(0.02)	—	1,102	(0.01)
Diluted net income per share:	$190,610	117,745	$1.62	$122,133	120,058	$1.02

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 26, 2020			September 28, 2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$613,065	116,330	$5.27	$418,175	120,180	$3.48
Dilutive effect of share-based awards	—	1,000	(0.04)	—	1,059	(0.03)
Diluted net income per share:	$613,065	117,330	$5.23	$418,175	121,239	$3.45

Anti-dilutive stock awards excluded from the above calculations totaled less than 0.1 million and approximately 0.3 million shares for the fiscal three months ended September 26, 2020 and September 28, 2019, respectively, and less than 0.1 million and approximately 0.4 million shares for the fiscal nine months ended September 26, 2020 and September 28, 2019, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 26, 2020	December 28, 2019	September 28, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	130.0	145.0	150.0
June 2017 Term Loan	80.0	87.5	90.0
March 2020 Term Loan	200.0	—	—
April 2020 Term Loan	350.0	—	—
Revolving credit loans	—	15.0	255.0
Total outstanding borrowings	910.0	397.5	645.0
Less: unamortized debt issuance costs	(0.7)	(1.0)	(1.1)
Total debt	909.3	396.5	643.9
Less: current portion of long-term debt	(380.0)	(30.0)	(30.0)
Long-term debt	$529.3	$366.5	$613.9

Outstanding letters of credit	$50.4	$32.0	$34.0

Index
Senior Notes

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), pursuant to which the Company agreed to sell $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 (the “2029 Notes”) in a private placement. The 2029 Notes bear interest at 3.70% per annum with interest payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured.

Pursuant to the Note Purchase Agreement, the 2029 Notes are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the 2029 Notes by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Notes plus 0.50%.

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

The 2016 Senior Credit Facility contains a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans. This agreement is unsecured and matures on February 19, 2022. Borrowings under the Revolver bear interest either at the bank’s base rate (3.250% at September 26, 2020) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.146% at September 26, 2020) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 26, 2020), adjusted quarterly based on our leverage ratio. The Company is also required to pay, quarterly in arrears, a commitment fee for unused capacity ranging from 0.075% to 0.200% per annum (0.125% at September 26, 2020), adjusted quarterly based on the Company’s leverage ratio.

On February 19, 2016, at the inception of the 2016 Senior Credit Facility, the Company entered into a $200 million term loan (the “February 2016 Term Loan”). This agreement is unsecured and matures on February 19, 2022. The February 2016 Term Loan of $200 million requires quarterly payments totaling $10 million per year in years one and two and $20 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of February 19, 2022. Borrowings under the February 2016 Term Loan bear interest either at the bank’s base rate (3.250% at September 26, 2020) or at LIBOR (0.146% at September 26, 2020) plus an additional amount ranging from 0.500% to 1.125% per annum (0.750% at September 26, 2020), adjusted quarterly based on our leverage ratio.

On June 15, 2017, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “June 2017 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $100 million. This agreement is unsecured and matures on June 15, 2022. The June 2017 Term Loan of $100 million requires quarterly payments totaling $5 million per year in years one and two and $10 million per year in years three through the maturity date, with the remaining balance due in full on the maturity date of June 15, 2022. Borrowings under the June 2017 Term Loan bear interest either at the bank’s base rate (3.250% at September 26, 2020) or at LIBOR (0.146% at September 26, 2020) plus an additional 1.000% per annum.

On March 12, 2020, pursuant to an accordion feature available under the 2016 Senior Credit Facility, the Company entered into an incremental term loan agreement (the “March 2020 Term Loan”) which increased the term loan capacity under the 2016 Senior Credit Facility by $200 million. This agreement is unsecured and matures with the amount due in full on March 16, 2022. Borrowings under the March 2020 Term Loan bear interest either at the bank’s base rate (3.250% at September 26, 2020) or at LIBOR (0.146% at September 26, 2020) plus an additional 0.750% per annum.

On April 22, 2020, the Company entered into a second amendment to the 2016 Senior Credit Facility (the “Second Amendment”) to, among other things, increase the option to increase the aggregate principal amount of Revolving Loan Commitments and Incremental Term Loans (as defined in the 2016 Senior Credit Facility) up to an amount not to exceed $650 million. Simultaneously with the Second Amendment, the Company entered into an incremental term loan agreement (the “April 2020 Term Loan”) in the amount of $350 million, which is in addition to the 2016 Senior Credit Facility’s existing term loan and revolving credit facility. This agreement is unsecured and matures with the amount due in full on April 21, 2021. Borrowings under the April 2020 Term Loan bear interest either at the bank’s base rate (3.250% at September 26, 2020) plus an additional amount ranging from 0.250% to 1.500% per annum (0.750% at September 26, 2020) or at LIBOR (0.146% at

Index
September 26, 2020), with a floor of 0.750%, plus an additional amount ranging from 1.250% to 2.500% per annum (1.750% at September 26, 2020), adjusted quarterly based on our leverage ratio.

As further described in Note 6 to the Condensed Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated with each of the term loans under the 2016 Senior Credit Facility other than the April 2020 Term Loan.

Covenants and Default Provisions of the Debt Agreements

The 2016 Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares rental expense (excluding any straight-line rent adjustments) multiplied by a factor of six plus total debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional indebtedness, capital expenditures, business operations, guarantees, investments, mergers, consolidations and sales of assets, prepayment of debts, transactions with subsidiaries or affiliates, and liens.  As of September 26, 2020, the Company was in compliance with all debt covenants.

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

Subsequent Event - Amendment to Senior Credit Facility and Senior Notes

On October 16, 2020, the 2016 Senior Credit Facility and Note Purchase Agreement were amended to remove the Company’s material subsidiaries as guarantors thereof and delete the requirement that future material subsidiaries of the Company become guarantors, provided that the Note Purchase Agreement will require future subsidiary guarantees if they are likewise required under any other material credit facility. The respective agreements were also amended to permit the Company to issue senior unsecured notes on or before December 31, 2020, in an amount up to $750 million.

Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 31, 2016, with a maturity date of February 19, 2021. The notional amount of this swap agreement began at $197.5 million (the principal amount of the February 2016 Term Loan borrowings as of March 31, 2016) and will amortize at the same time and in the same amount as the February 2016 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements, up to the maturity date of the interest rate swap agreement on February 19, 2021. As of September 26, 2020, the notional amount of the interest rate swap was $130.0 million.

The Company entered into a second interest rate swap agreement which became effective on June 30, 2017, with a maturity date of June 15, 2022. The notional amount of this swap agreement began at $100 million (the principal amount of the June 2017 Term Loan borrowings as of June 30, 2017) and will amortize at the same time and in the same amount as the June 2017 Term Loan borrowings, as described in Note 5 to the Condensed Consolidated Financial Statements. As of September 26, 2020, the notional amount of the interest rate swap was $80.0 million.

Index
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

As of September 26, 2020, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of September 26, 2020.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	September 26, 2020	December 28, 2019	September 28, 2019
Interest rate swaps (short-term portion)	Other current assets	$—	$558	$631
Interest rate swaps (long-term portion)	Other assets	—	91	105
Total derivative assets		$—	$649	$736

Interest rate swaps (short-term portion)	Other accrued expenses	$2,831	$90	$57
Interest rate swaps (long-term portion)	Other long-term liabilities	5,055	292	581
Total derivative liabilities		$7,886	$382	$638

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 26, 2020	December 28, 2019	September 28, 2019
Beginning fiscal year AOCI balance	$199	$3,814	$3,814

Current fiscal period loss recognized in OCI	(6,066)	(4,332)	(4,458)
Cumulative adjustment as a result of ASU 2017-12 adoption	—	717	717
Other comprehensive loss, net of tax	(6,066)	(3,615)	(3,741)
Ending fiscal period AOCI balance	$(5,867)	$199	$73

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index
The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
	Financial Statement Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Amount of gains/(losses) recognized in OCI during the period	Other comprehensive income/(loss)	$629	$(841)	$(8,153)	$(5,725)

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Income tax expense/(benefit) of interest rate swaps on AOCI	$161	$(32)	$(2,087)	$(1,267)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at September 26, 2020, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of September 26, 2020, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

Dividends

During the first nine months of fiscal 2020 and 2019, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Company's Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company's Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Company's Board of Directors deems relevant.

Index
Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of September 26, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 26, 2020 and September 28, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total number of shares repurchased	—	1,470	2,853	4,926
Average price paid per share	$—	$105.97	$92.28	$99.46
Total cash paid for share repurchases	$—	$155,742	$263,219	$489,977

Note 9 – Income Taxes:

The Company’s effective income tax rate was 22.2% in the third quarter of both fiscal 2020 and 2019. The effective income tax rate was 22.6% in the first nine months of fiscal 2020 compared to 22.2% in the first nine months of fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate in the nine month period was attributable to a reduction in the impact of the tax benefit associated with share-based compensation.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

At September 26, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

Letters of Credit

At September 26, 2020, there were $50.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against all current and two former members of our Board of Directors, and the Company as a nominal defendant, seeking monetary damages, interest, corporate governance changes, disgorgement, restitution, mandated community investment, punitive damages, and an award of attorneys' fees, expert fees, and costs. Plaintiffs allege that: (a) defendants misrepresented and omitted material facts in the Company's proxy statements with respect to diversity; (b) defendants breached their fiduciary duties by permitting the Company to disseminate materially misleading and inaccurate information regarding the Company’s commitment to diversity; and (c) defendants received unjust compensation and were unjustly enriched. While the Company continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

Index
The Company is also involved in various other litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Condensed Consolidated Financial Statements.

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and nine months ended September 26, 2020 and September 28, 2019:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category:	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Livestock and Pet	48%	49%	48%	48%
Hardware, Tools and Truck	23	23	21	21
Seasonal, Gift and Toy Products	19	18	21	20
Clothing and Footwear	5	5	5	6
Agriculture	5	5	5	5
Total	100%	100%	100%	100%

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the timing and acceptance of new products, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Item 1A of our 2019 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company has been and continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

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

Index
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

As further described in the results of operations for the three and nine fiscal months ended September 26, 2020, our net sales have significantly increased due to unprecedented customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this crisis have increased as a result of the aforementioned actions we have taken to support and ensure the safety and well-being of our team members and customers, and we believe these incremental costs will continue after the pandemic is over.

On October 22, 2020 we provided financial guidance for the results of operations expected for the fourth fiscal quarter ending December 26, 2020 which reflected a continuation of the strong consumer demand for our products, albeit to a lesser extent than experienced during our second and third fiscal quarters. Additionally, we anticipate incurring incremental costs to respond to the COVID-19 pandemic, as well as costs associated with the previously announced permanent increase in compensation and benefits for our frontline team members, and incremental costs for strategic investments in our business.

However, there are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section of our 2019 10-K (as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q), which make it difficult to predict the impact on our business, financial position, or results of operations for the remainder of fiscal 2020 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Furthermore, we are not able to predict at this time the impact that the COVID-19 pandemic may have on the seasonality of our business in the future.

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

Index
Results of Operations

Fiscal Three Months (Third Quarter) Ended September 26, 2020 and September 28, 2019

Net sales for the third quarter of fiscal 2020 increased 31.4% to $2.61 billion from $1.98 billion for the third quarter of fiscal 2019. Comparable store sales for the third quarter of fiscal 2020 were $2.51 billion, a 26.8% increase as compared to the third quarter of fiscal 2019. Net sales and comparable store sales increased 5.4% and 2.9% in the third quarter of fiscal 2019, respectively.

The comparable store sales results for the third quarter of fiscal 2020 included an increase in comparable average transaction count of 14.3% and an increase in comparable average transaction value of 12.5%, each as compared to the third quarter of fiscal 2019. The COVID-19 pandemic continued to have a significant impact on consumer demand in the third quarter of fiscal 2020 across all of the Company’s major product categories as customers focused on the care of their homes, land, and animals. Additionally, consumer demand in the quarter benefited from favorable weather conditions across much of the country as well as growth in new customer acquisition and the re-engagement of lapsed customers as a result of advertising campaigns focused on brand awareness. These factors all led to a significant increase in comparable store sales which was driven by strong demand for everyday merchandise, including consumable, usable and edible products and robust growth for summer seasonal categories. All geographic regions of the Company had robust comparable store sales growth. In addition, the Company’s e-commerce sales experienced triple-digit sales percentage growth as compared to the third quarter of fiscal 2019.

In addition to comparable store sales growth for the third quarter of fiscal 2020, sales from stores open less than one year were $93.6 million for the third quarter of fiscal 2020, which represented 4.7 percentage points of the 31.4% increase over third quarter fiscal 2019 net sales. For the third quarter of fiscal 2019, sales from stores open less than one year were $50.0 million, which represented 2.7 percentage points of the 5.4% increase over third quarter fiscal 2018 net sales.

The following table summarizes store growth for the fiscal three months ended September 26, 2020 and September 28, 2019:

	Fiscal Three Months Ended
Store Count Information:	September 26, 2020	September 28, 2019
Tractor Supply
Beginning of period	1,881	1,790
New stores opened	23	25
Stores closed	—	(1)
End of period	1,904	1,814
Petsense
Beginning of period	180	177
New stores opened	3	1
Stores closed	—	(2)
End of period	183	176
Consolidated, end of period	2,087	1,990
Stores relocated	—	1

Index
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 26, 2020 and September 28, 2019:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 26, 2020	September 28, 2019
Livestock and Pet	48%	49%
Hardware, Tools and Truck	23	23
Seasonal, Gift and Toy Products	19	18
Clothing and Footwear	5	5
Agriculture	5	5
Total	100%	100%

Gross profit increased 36.6% to $948.0 million for the third quarter of fiscal 2020 from $694.2 million for the third quarter of fiscal 2019. As a percent of net sales, gross margin in the third quarter of fiscal 2020 increased 138 basis points to 36.37% from 34.99% in the third quarter of fiscal 2019. The increase in gross margin was driven by lower depth and frequency of sales promotions, less clearance activity, and lower transportation costs as a percent of net sales.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 30.7% to $695.8 million for the third quarter of fiscal 2020 from $532.4 million for the third quarter of fiscal 2019. As a percent of net sales, SG&A expenses improved 14 basis points to 26.69% for the third quarter of fiscal 2020 from 26.83% for the third quarter of fiscal 2019. The decrease in SG&A as a percent of net sales was primarily attributable to leverage in occupancy, personnel and other operating costs from the increase in comparable store sales. The leverage in our personnel costs year-over-year was inclusive of the permanent wage and benefit increases for our store and distribution center team members that went into effect in the third quarter of fiscal 2020. The leverage from these SG&A expenses was partially offset by incremental costs related to the COVID-19 pandemic, investments in strategic initiatives including advertising and increased incentive compensation given the record sales and profit performance in the quarter with the majority allocated to the store teams. The incremental costs related to the COVID-19 pandemic of approximately $20 million included additional labor hours and supply costs dedicated to cleaning and sanitation to enhance the health and safety of team members and customers.

Operating income for the third quarter of fiscal 2020 increased 55.8% to $252.2 million compared to $161.8 million in the third quarter of fiscal 2019.

The effective income tax rate was 22.2% for the third quarter of both fiscal 2020 and 2019.

As a result of the foregoing factors, net income for the third quarter of fiscal 2020 increased 56.1% to $190.6 million, or $1.62 per diluted share, as compared to net income of $122.1 million, or $1.02 per diluted share, for the third quarter of fiscal 2019.

Fiscal Nine Months (Third Quarter) Ended September 26, 2020 and September 28, 2019

Net sales increased 25.7% to $7.74 billion for the first nine months of fiscal 2020 from $6.16 billion for the first nine months of fiscal 2019. Comparable store sales for the first nine months of fiscal 2020 were $7.49 billion, a 21.5% increase over the first nine months of fiscal 2019. Net sales and comparable store sales increased 6.6% and 3.6% in the first nine months of fiscal 2019, respectively.

For the first nine months of fiscal 2020, the comparable store sales results included an increase in comparable average transaction value of 12.0% and comparable average transaction count of 9.6%. Beginning in March 2020, the COVID-19 pandemic had a significant impact on consumer demand across all of the Company’s major product categories and geographic regions. All geographic regions of the Company had robust comparable store sales growth during the first nine months of fiscal 2020. The increase in comparable store sales was driven by unprecedented demand for spring and summer seasonal categories along with exceptional growth in everyday merchandise, including consumable, usable and edible products.

In addition to comparable store sales growth in the first nine months of fiscal 2020, sales from stores open less than one year were $264.0 million in the first nine months of fiscal 2020, which represented 4.3 percentage points of the 25.7% increase over the first nine months of fiscal 2019 net sales. For the first nine months of fiscal 2019, sales from stores open less than one year

Index
were $179.6 million, which represented 3.1 percentage points of the 6.6% increase over the first nine months of fiscal 2018 net sales.

The following table summarizes store growth for the fiscal nine months ended September 26, 2020 and September 28, 2019:

	Fiscal Nine Months Ended
Store Count Information:	September 26, 2020	September 28, 2019
Tractor Supply
Beginning of period	1,844	1,765
New stores opened	61	50
Stores closed	(1)	(1)
End of period	1,904	1,814
Petsense
Beginning of period	180	175
New stores opened	6	3
Stores closed	(3)	(2)
End of period	183	176
Consolidated, end of period	2,087	1,990
Stores relocated	1	2
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 26, 2020 and September 28, 2019:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 26, 2020	September 28, 2019
Livestock and Pet	48%	48%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	21	20
Clothing and Footwear	5	6
Agriculture	5	5
Total	100%	100%

Gross profit increased 29.9% to $2.77 billion from $2.13 billion in the first nine months of fiscal 2019, and gross margin increased 115 basis points to 35.73% from 34.58% in the first nine months of fiscal 2019. The increase in gross margin was driven by lower depth and frequency of sales promotions, less clearance merchandise and, to a lesser extent, favorable product mix and lower transportation costs as a percent of net sales.

Total SG&A expenses, including depreciation and amortization, increased 23.9% to $1.95 billion from $1.58 billion in the first nine months of fiscal 2019. As a percent of net sales, SG&A expenses decreased to 25.23% from 25.60% in the first nine months of fiscal 2019. The decrease in SG&A as a percent of net sales was primarily attributable to leverage in occupancy, personnel, and other operating costs from the increase in comparable store sales. The leverage in our personnel costs year-over-year was inclusive of the permanent wage and benefit increases for our store and distribution center team members that went into effect in the third quarter of fiscal 2020. These improvements in our SG&A as a percent of net sales were partially offset by incremental costs related to the COVID-19 pandemic, increased incentive compensation given the Company’s strong financial performance, and investments in strategic initiatives. The costs related to the COVID-19 pandemic were approximately $82 million during the first nine months of fiscal 2020 which includes appreciation wages for frontline team members as well as additional labor hours and supply costs dedicated to cleaning and sanitation to enhance the health and safety of team members and customers.

Operating income for the first nine months of fiscal 2020 increased 47.0% to $812.5 million compared to $552.8 million in the first nine months of fiscal 2019.

Index

The effective income tax rate was 22.6% in the first nine months of fiscal 2020 compared to 22.2% in the first nine months of fiscal 2019.  The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduction in the impact of the tax benefit associated with share-based compensation. The Company expects the full fiscal year 2020 effective tax rate to be in a range between 22.5% and 22.7%. The CARES Act was enacted in the U.S. on March 27, 2020. We do not anticipate that the enactment of this legislation will significantly impact our full year effective tax rate in fiscal 2020; however, the legislation resulted in the deferral of certain tax payments.

As a result of the foregoing factors, net income increased 46.6% to $613.1 million from $418.2 million in the first nine months of fiscal 2019, and diluted earnings per share increased 51.6% to $5.23 from $3.45 in the first nine months of fiscal 2019.

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

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, finance and operating leases, and normal trade credit will be sufficient to fund its operations, including increased expenses associated with COVID-19, and its capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, distribution facility capacity, and information technology improvements, through the end of fiscal 2020.

Working Capital

At September 26, 2020, the Company had working capital of $1.04 billion, which increased $498.0 million from December 28, 2019, and increased $284.5 million from September 28, 2019.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 26, 2020	December 28, 2019	Variance	September 28, 2019	Variance
Current assets:
Cash and cash equivalents	$1,112.0	$84.2	$1,027.8	$82.6	$1,029.4
Inventories	1,915.0	1,602.8	312.2	1,812.8	102.2
Prepaid expenses and other current assets	136.1	100.9	35.2	104.5	31.6
Income taxes receivable	7.8	—	7.8	5.6	2.2
Total current assets	3,170.9	1,787.9	1,383.0	2,005.5	1,165.4
Current liabilities:
Accounts payable	1,056.9	643.0	413.9	679.8	377.1
Accrued employee compensation	120.4	39.8	80.6	49.2	71.2
Other accrued expenses	274.2	247.7	26.5	218.8	55.4
Current portion of long-term debt	380.0	30.0	350.0	30.0	350.0
Current portion of finance lease liabilities	4.4	4.0	0.4	3.9	0.5
Current portion of operating lease liabilities	294.8	277.1	17.7	270.0	24.8
Income taxes payable	1.9	6.0	(4.1)	—	1.9
Total current liabilities	2,132.6	1,247.6	885.0	1,251.7	880.9
Working capital	$1,038.3	$540.3	$498.0	$753.8	$284.5

Index
In comparison to December 28, 2019, working capital as of September 26, 2020, was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, current portion of long-term debt, and accrued employee compensation.

•The increase in cash and cash equivalents was driven by significant net cash provided by operating activities in the first nine months of fiscal 2020 and an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. These increases in cash and cash equivalents were partially offset by share repurchases, capital expenditures to support our strategic growth, and cash dividends paid to stockholders.
•The increase in inventories resulted primarily from an increase in average inventory per store due to normal seasonal patterns as well as the purchase of additional inventory to support new store growth.
•The increase in accounts payable was strongly correlated to the significant increase in inventory as well as strong comparable store sales during the third quarter of fiscal 2020. The sales performance during the third quarter drove an increase in inventory purchases and produced high inventory turns, resulting in an increase in the amount of inventory purchases that remain in accounts payable at quarter end.
•The increase in the current portion of long-term debt was related to the new $350 million April 2020 Term Loan borrowing, which was executed in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in accrued employee compensation was primarily due to incentive accruals given the strong year-to-date financial performance in fiscal 2020 and, to a lesser extent, the timing of other payroll accruals and related payments.

In comparison to September 28, 2019, working capital as of September 26, 2020, was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, current portion of long-term debt, and accrued employee compensation.

•The increase in cash and cash equivalents was driven by a significant year-over-year increase in net cash provided by operating activities as well as an increase in borrowings, net of repayments, under our debt facilities and a reduced amount of year-over-year share repurchases as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth as average inventory per store did not fluctuate significantly year-over-year.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth and increased sales volumes during the third quarter of fiscal 2020. However, the inventory balance did not increase at the same rate as accounts payable due to the significant increase in sales and inventory turns in the third quarter of fiscal 2020 which resulted in a year-over-year increase in the amount of inventory purchases that remain in accounts payable at quarter end.
•The increase in the current portion of long-term debt was related to the new $350 million April 2020 Term Loan borrowing, which was executed in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic.
•The increase in accrued employee compensation was primarily due to higher year-over-year incentive accruals given the strong year-to-date financial performance in fiscal 2020.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 26, 2020	December 28, 2019	September 28, 2019
Senior Notes	$150.0	$150.0	$150.0
Senior Credit Facility:
February 2016 Term Loan	130.0	145.0	150.0
June 2017 Term Loan	80.0	87.5	90.0
March 2020 Term Loan	200.0	—	—
April 2020 Term Loan	350.0	—	—
Revolving credit loans	—	15.0	255.0
Total outstanding borrowings	910.0	397.5	645.0
Less: unamortized debt issuance costs	(0.7)	(1.0)	(1.1)
Total debt	909.3	396.5	643.9
Less: current portion of long-term debt	(380.0)	(30.0)	(30.0)
Long-term debt	$529.3	$366.5	$613.9

Outstanding letters of credit	$50.4	$32.0	$34.0
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $1.0 billion and $414.3 million in the first nine months of fiscal 2020 and fiscal 2019, respectively.  The $590.7 million increase in net cash provided by operating activities in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	Variance
Net income	$613.1	$418.2	$194.9
Depreciation and amortization	158.6	144.6	14.0
Share-based compensation expense	27.0	25.8	1.2
Deferred income taxes	(3.7)	8.5	(12.2)
Inventories and accounts payable	101.6	(163.4)	265.0
Prepaid expenses and other current assets	(35.2)	10.0	(45.2)
Accrued expenses	100.9	(26.4)	127.3
Income taxes	(11.9)	(3.3)	(8.6)
Other, net	54.6	0.3	54.3
Net cash provided by operating activities	$1,005.0	$414.3	$590.7

The $590.7 million increase in net cash provided by operating activities in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019 resulted from a year-over-year increase in our net income as well as the net impact of changes in our operating assets and liabilities, principally due to the timing of accruals and related payments and a significant increase in inventory that remains in accounts payable due to the increased sales volume and inventory turns in the third quarter of fiscal 2020.

Index
Investing Activities

Investing activities used net cash of $160.2 million and $142.0 million in the first nine months of fiscal 2020 and fiscal 2019, respectively. The $18.1 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first nine months of fiscal 2020 compared to fiscal 2019.

Capital expenditures for the first nine months of fiscal 2020 and fiscal 2019 were as follows (in millions):

	Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019
Information technology	$72.6	$66.5
New and relocated stores and stores not yet opened	43.8	38.6
Existing stores	30.6	23.5
Distribution center capacity and improvements	11.6	14.3
Corporate and other	2.7	1.4
Total capital expenditures	$161.3	$144.3

The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives. As we continue throughout fiscal 2020, we intend to prioritize our information technology capital expenditures to accelerate initiatives to enhance safety and convenience for customers, including initiatives such as Buy Online, Pickup In Store; Buy Online, Deliver from Store; Contactless Curbside Pickup; Contactless Payment capabilities; additional Mobile POS devices in all stores; and improvements to our in-store wireless internet.

In the first nine months of fiscal 2020, the Company opened 61 new Tractor Supply stores compared to 50 new Tractor Supply stores during the first nine months of fiscal 2019. The Company also opened six new Petsense stores during the first nine months of fiscal 2020 compared to three new Petsense stores during the first nine months of fiscal 2019. We expect to open approximately 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2020, but the timing of new store openings in some areas may be delayed as a result of the COVID-19 pandemic, including local and state orders.

Spending for existing stores principally reflects routine refresh activity. However, the increased spend for existing stores in the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019 is driven by strategic initiatives in select stores including security enhancements, space productivity and side lot improvements.

For fiscal 2020, the Company expects capital expenditures to be approximately $300 million to $325 million, as we continue to support our strategic growth initiatives related to space productivity and side lot improvements in certain existing store locations as well as new technology and service enhancements that are being implemented across the enterprise.

Financing Activities

Financing activities provided net cash of $182.9 million in the first nine months of fiscal 2020 compared to using net cash of $276.0 million in the first nine months of fiscal 2019. The $458.9 million change in net cash provided by financing activities in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	Variance
Net borrowings and repayments under debt facilities	$512.5	$236.3	$276.2
Repurchase of common stock	(263.2)	(490.0)	226.8
Net proceeds from issuance of common stock	73.8	105.5	(31.7)
Cash dividends paid to stockholders	(128.0)	(121.2)	(6.8)
Other, net	(12.2)	(6.6)	(5.6)
Net cash provided by/(used in) financing activities	$182.9	$(276.0)	$458.9

Index
The $458.9 million change in net cash provided by financing activities in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019 is due to an increase in net borrowings under debt facilities, which included the addition of the $200 million March 2020 Term Loan and the $350 million April 2020 Term Loan as described in Note 5 to the Condensed Consolidated Financial Statements. Additionally, we used less cash for the repurchase of common stock as we have suspended our share repurchase program effective March 12, 2020. The incremental borrowings and suspension of our share repurchase program were both intended to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Dividends

During the first nine months of fiscal 2020 and fiscal 2019, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

It is the present intention of the Company's Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company's Board of Directors in its sole discretion and will depend upon the earnings, financial condition and capital needs of the Company, along with any other factors that the Company's Board of Directors deems relevant.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited or terminated at any time without prior notice. As of September 26, 2020, the Company had remaining authorization under the share repurchase program of $1.22 billion, exclusive of any fees, commissions, or other expenses.

The Company has suspended the share repurchase program effective March 12, 2020, in order to strengthen its liquidity and preserve cash while navigating the COVID-19 pandemic.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 26, 2020 and September 28, 2019, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total number of shares repurchased	—	1,470	2,853	4,926
Average price paid per share	$—	$105.97	$92.28	$99.46
Total cash paid for share repurchases	$—	$155,742	$263,219	$489,977

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Index
Significant Contractual Obligations and Commercial Commitments

At September 26, 2020, there were no material commitments related to real estate or construction projects extending greater than twelve months.

At September 26, 2020, there were $50.4 million of outstanding letters of credit under the 2016 Senior Credit Facility.

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

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 26, 2020.

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

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $0.4 million and $0.4 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.1 million and $1.3 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

Index
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of September 26, 2020.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 26, 2020, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2020, an alleged stockholder filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against all current and two former members of our Board of Directors, and the Company as a nominal defendant, seeking monetary damages, interest, corporate governance changes, disgorgement, restitution, mandated community investment, punitive damages, and an award of attorneys' fees, expert fees, and costs. Plaintiffs allege that: (a) defendants misrepresented and omitted material facts in the Company's proxy statements with respect to diversity; (b) defendants breached their fiduciary duties by permitting the Company to disseminate materially misleading and inaccurate information regarding the Company’s commitment to diversity; and (c) defendants received unjust compensation and were unjustly enriched. While the Company continues to evaluate these claims, we do not believe this litigation will have a material impact on our financial position or results of operations.

The Company is also involved in various other litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Condensed Consolidated Financial Statements.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A. “Risk Factors” in our 2019 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us. The risk factors described below update the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our 2019 10-K, to include additional information, and should be read in conjunction with the risk factors in our 2019 10-K.

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

Index
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

In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include personal protective equipment for our team members, a requirement to wear masks in our facilities, increased staffing in order to provide contact-free curbside pickup from stores, expansion of our capabilities to support delivery to customer homes, increased cleaning and sanitizing measures, and monitoring for “social distancing” directives, as well as additional cleaning materials in our facilities. Additionally, we have provided appreciation bonuses as well as permanent increases in compensation and benefits for our team members in our

Index
stores and distribution centers to further support them during and after the COVID-19 pandemic. Actions such as these have resulted in significant incremental costs and we expect that we will continue to incur these costs for the foreseeable future, which in turn will have an adverse impact on our results of operations.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes notwithstanding our added safety measures. For instance, if we do not respond appropriately to the pandemic, or if our customers do not participate in “social distancing” and other safety measures, the well-being of our team members and customers could be jeopardized. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims and litigation from team members, customers and service providers.

Additionally, an outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures which would negatively impact our underlying business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the third quarter of fiscal 2020 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 28, 2020 - July 25, 2020		—	$—	—	$1,223,586,890
July 26, 2020 - August 22, 2020	(a)	2,305	147.94	—	1,223,586,890
August 23, 2020 - September 26, 2020		—	—	—	1,223,586,890
Total		2,305	$147.94	—	$1,223,586,890
(a) The number of shares purchased and average price paid per share includes 2,305 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of July 26, 2020 - August 22, 2020.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index
Item 6.  Exhibits

Exhibit
3.1*        Restated Certificate of Incorporation, as amended, of the Company (restated for SEC filing purposes only).

3.2        Fifth Amended and Restated By-laws, as amended (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2020, Commission File No. 000-23314, and incorporated herein by reference).

4.1*        Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended: our common stock.

10.1        Form of Change in Control Agreement by and between Tractor Supply Company and Melissa Kersey (filed as exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 1, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.2        Transition Agreement, dated October 14, 2020, by and between Tractor Supply Company and Benjamin F. Parrish (filed as exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on October 16, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.3*        Third Amendment to Credit Agreement and Release of Guarantors, dated October 16, 2020, by and among Tractor Supply Company, as Borrower, certain subsidiaries of Tractor Supply Company, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Lender.

10.4*        First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc.

31.1*        Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*        Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*        Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*        The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*        The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
+    Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	October 22, 2020	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)