Form 10-K
period 2020-12-26
TRACTOR SUPPLY CO /DE/
filed 2021-02-18
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of effectiveness of its internal control over financial reporting under section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.6 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 23, 2021
Common Stock, $.008 par value	116,301,841
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index
FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain historical and forward-looking information.  The forward-looking statements included are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion, and growth of the business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral, or written.  These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of COVID-19, the effects that “shelter in place” or other similar mandated or suggested social distancing protocols could have on the business, the costs of doing business as a retailer during the COVID-19 pandemic, the effectiveness of the Company’s responses to COVID-19 and customer response with respect to those actions, the effects of COVID-19 on our suppliers, business partners and supply chain, the timing and acceptance of new products, the timing and mix of goods sold, weather conditions, the seasonal nature of the business, the timing and mix of goods sold,  purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the failure to realize anticipated benefits of our investments in technology, infrastructure, and digital and omni-channel capabilities, the ability to manage growth and identify suitable locations, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses, particularly in light of COVID-19, including but not limited to, increases in wages, and execute key gross margin enhancing initiatives, increases in fuel, carrier and other transportation costs, increases in wages due to competitive pressures or minimum wage laws and regulations, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the manner, timing and number currently contemplated, the impact of new stores on the business, competition, including competition from online retailers, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, the unionization or collective bargaining of employees, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of the Company’s information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes, including expected effects of the Tax Cuts and Jobs Act, and results of examination by taxing authorities, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, the ability to maintain an effective system of internal control over financial reporting, changes in accounting standards, assumptions and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index
PART I

Item 1.        Business

Overview

Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  We operate retail stores under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com as well as a Tractor Supply Company mobile application.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 26, 2020, we operated 2,105 retail stores in 49 states (1,923 Tractor Supply and Del’s retail stores and 182 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space, and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space. Our online selling websites and our mobile application are positioned to offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere and in any way they choose.

Business Strategy for Tractor Supply Company

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

Customer Service

We are committed to providing our customers reliable product availability and a convenient, customer-centric experience across shopping channels. In our stores, we believe the ability of our motivated, well-trained team members to provide friendly, responsive and seasoned advice helps our customers find the right products to satisfy their everyday needs, as well as the specialty items needed to complete their rural lifestyle projects. In addition, our stores have been equipped with tools such as team member communication devices, wireless internet, and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. We also engage with our customers through our e-commerce websites and mobile application, which provide the opportunity to allow customers to shop anytime, anywhere, and in any way they choose, while delivering enhanced product information, research, and decision tools that support product selection and informational needs in specific subject areas.  Additionally, we maintain a Customer Solutions Center at our Store Support Center located in Brentwood, Tennessee, to support our in-store and online customers, as well as our store team members. We believe this commitment to customer service promotes strong customer loyalty through personalized experiences and provides convenience that our customers expect, which drives repeat shopping experiences.

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

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores.  Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience.  Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests or aprons with nametags, and our customer service and checkout counters are conveniently located near the front of the store. Our stores have been equipped with tools such as team member communication devices, wireless internet, and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. In addition, our buy online and pick up in-store program, including curbside pick up, provides convenient access for customers to pick up merchandise from our store locations.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle, as well as tradesmen and small businesses.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products with approximately 15,500 to 20,000 products per store as well as over 125,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2020. Our comprehensive selection of merchandise is comprised of the following major product categories:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2020, 2019, and 2018:

	Percent of Net Sales
	Fiscal Year
Product Category:	2020	2019	2018
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	21	22
Seasonal, Gift and Toy Products	21	20	19
Clothing and Footwear	7	8	8
Agriculture	4	4	4
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, and edible (“C.U.E.”) products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, bird seed, lubricants, propane, and various seasonal products, such as heating, fertilizer, weed control, mulch, pest control, and twine.

Index
Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 975 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2020.  Approximately 375 core vendors accounted for 90% of our merchandise purchases during fiscal 2020.  We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products, and we believe that adequate sources of supply exist at substantially similar costs for nearly all of our products.  We have no material long-term contractual commitments with any of our product vendors.

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

Our exclusive brands represented approximately 29% of our total sales in fiscal 2020 and 31% of our total sales in fiscal 2019 and 2018, respectively. Our exclusive brands include:

4health® (pet foods and supplies)	Producer’s Pride® (livestock and horse feed and supplies)
American Farmworks® (livestock, farm and ranch	Red Shed® (gifts, collectibles, and outdoor furniture)
equipment)
Bit & Bridle® (apparel and footwear)	Redstone® (heating products)
Blue Mountain® (apparel)	Retriever® (pet foods and supplies)
C.E. Schmidt® (apparel and footwear)	Ridgecut® (apparel)
Countyline® (livestock, farm and ranch equipment)	Royal Wing® (bird feed and supplies)
Dumor® (livestock and horse feed and supplies)	Strive® (pet food)
Groundwork® (lawn and garden supplies)	Traveller® (truck and automotive products)
Huskee® (outdoor power equipment)	Treeline® (hunting gear and accessories)
JobSmart® (tools)	TSC Tractor Supply Co® (trailers, truck tool boxes, and animal bedding)
Paws & Claws® (pet foods and supplies)	Untamed® (pet foods)

The exclusive brands identified above have been registered as trademarks with the USPTO for certain products and some are the subject of additional applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (both United States and foreign) have expiration dates ranging from March, 2024 to December, 2045 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

Index
We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain tradenames, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2020, our Tractor Supply stores received approximately 75% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their "Out Here" lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Texas, and Washington represent a total distribution center capacity of 6.1 million square feet. We also use third-party operated import centers and mixing centers which provide additional distribution capacity.

On December 7, 2020, the Company announced plans to build a new distribution center in Navarre, Ohio. The new distribution center is expected to be approximately 895,000 square feet. Construction is planned to begin in fiscal 2021 and is currently anticipated to be complete by the end of fiscal 2022.

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

Marketing

We utilize an “everyday value price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination retailer, we promote a broad selection of merchandise through various digital and social media initiatives, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited use of radio and other media channels.  In addition, our Neighbor’s Club loyalty program enhances our ability to create engagement with our best customers. Vendors frequently support these specific programs by offering temporary cost reductions and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Omni-Channel

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive mobile experience while maintaining a straight-forward shopping experience to further offer the convenience our customers need. We offer a buy online and pick up in-store program, including curbside pick up, which provides convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment. This allows us to extend our aisles beyond our store locations and provides convenient and useful content that is relevant to our customers’ lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or to their homes or offices. We use our distribution facility network to support our e-commerce activities. Our digital capabilities have further enhanced our in-store shopping and customer service experience, allowed us to engage with our customers anytime, anywhere, and in any way they choose, and expanded our target markets outside of our current retail store locations.

Index
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

Management Information and Control Systems

We have invested resources in management information and control systems to provide legendary customer service and to deliver the right products in the right place at the right time. This includes use of digital technologies that support the "Out Here" lifestyle and integrate the customer experience in-store, online, and through our Customer Solutions Center, which offers customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include:

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

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives focused heavily on improving the customer experience across all channels. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements such as in-store mobility, labor management tools, and back-office support systems. We will continue to evaluate the use of technologies to improve productivity such as artificial intelligence, automation software, quantum computing, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, employees, vendors, and other confidential Company data as well as endeavoring to adhere to industry privacy laws and standards. Areas of focus include cloud, end point protection and privacy. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense

Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 26, 2020, we operated a total of 182 Petsense stores in 25 states, with approximately 500 full-time and 1,000 part-time team members, and an e-commerce website (Petsense.com). Petsense owns a registered trademark for its exclusive brand, TrueSource® pet food, and the Petsense name is registered with the USPTO.

Index

Human Capital

We believe that our team members are the foundation of our business and that their hard work drives our success. As a result of our commitment to our team members, we were recognized by the Great Place to Work Institute as a "Great Place to Work-Certified" company. Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 26, 2020, we employed approximately 20,000 full-time and 21,000 part-time Tractor Supply team members. We typically employ additional part-time team members throughout the year during high sales volume periods.  We are not party to any collective bargaining agreements.

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

All of our team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon team and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We also share in the cost of health insurance provided to eligible team members, and team members receive a discount on merchandise purchased from the Company. We additionally provide our team members with paid time off and a six-week parental leave policy for new parents.

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
•Diversity and Inclusion training which is intended to advance a diverse and inclusive culture built on our core value of Respect, to foster different perspectives, ideas and innovative thinking;
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

COVID-19 Response

The Company has been and continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

Index
The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, providing personal protective equipment to our team members, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, adding services for cleaning and sanitation in our stores and distribution centers, hiring additional team members to assist in promoting social distancing and cleaning actions in our stores, and implementing remote work plans at our store support center.

Additionally, we have taken significant actions to support our team members during this pandemic including COVID-19 paid medical leave, 100% coverage of COVID-19 testing and treatment under our medical plan, and the payment of incremental appreciation bonuses for frontline team members of approximately $44 million in fiscal 2020. Effective June 28, 2020, we implemented permanent wage increases for all of our hourly team members in our stores and distribution centers of a minimum of $1 per hour and are now providing a new benefit package for part-time team members, including medical, vision and dental coverage, behavioral health services, paid sick time and life insurance. We have also implemented annual restricted stock unit grants to more than 2,000 frontline salaried managers in our stores and distribution centers.

Diversity, Equity and Inclusion

Tractor Supply is committed to the principles of diversity, equity and inclusion. We have built a strong and diverse team by purposefully seeking highly qualified diverse candidates with different backgrounds, perspectives, ideas and skill sets. As we move forward, we are working to implement new diversity, equity and inclusion initiatives that will result in an even more diverse team across the entire company.

We are committed to providing a diverse and inclusive culture supported by our Mission & Values where we respectfully foster different perspectives, ideas and innovative thinking. We know that together we are better, and we believe in the authenticity our team members bring to work every day. By focusing on our team members, we know that our customers and communities will be well served. Diversity and inclusion play a key role in moving our business forward. Our workforce is approximately 51% male and 49% female. Minorities comprise approximately 17% of our workforce. Women serve in several key leadership roles including Executive Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel and Corporate Secretary, Senior Vice President of Investor Relations and Public Relations, Senior Vice President of Marketing and Senior Vice President of E-Commerce. We have taken several steps over the past 18 months to further enhance our diversity including the hiring of a diversity, equity and inclusion officer, Company-wide training, formation of a diversity, equity and inclusion council composed of executive leaders and establishment of numerous team member engagement groups supporting the development, community involvement and allyship within our Company. We will continue to build on these initiatives to enhance our culture of respect and teamwork across our organization.

Growth Strategy

Tractor Supply believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of "Out Here" lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) connecting, empowering and growing our team to enhance their lives and the communities they live in, enabling them to provide legendary service to our customers, and (2) allocating resources in a disciplined and efficient manner to drive profitable growth and build shareholder value, including leveraging technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 11.3%. We plan to open approximately 80 new Tractor Supply and 10 new Petsense stores in fiscal 2021, a selling square footage increase of approximately 4%.  In fiscal 2020, we opened 80 new Tractor Supply stores and nine new

Index
Petsense stores. In fiscal 2019, we opened 80 new Tractor Supply stores and eight new Petsense stores. This represents a selling square footage increase of approximately 4% during each of fiscal 2020 and fiscal 2019.

At December 26, 2020, we operated 2,105 retail stores in 49 states (1,923 Tractor Supply and Del’s retail stores and 182 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense stores.

Approximately 56% of our stores are in freestanding buildings and 44% are located in shopping centers.  We lease approximately 95% of our stores and own the remaining 5%.

In addition to new store expansion, we also plan to further support our strategic growth through expansion of our distribution network and initiatives including, among others, space productivity and side lot improvements in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

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

The Company has been a SmartWay Transport partner since 2013. SmartWay Transport is a public-private initiative between the U.S. Environmental Protection Agency, large and small trucking companies, retailers, and other federal and state agencies. Its purpose is to improve fuel efficiency and the environmental performance (reduction of both greenhouse gas emissions and air pollution) of supply chains.

In December 2018, we announced a goal to reduce carbon emissions from our facilities by 25% by 2025 from our 2015 baseline as part of the Company's Stewardship Program. In December 2020, we announced that we had reached this goal five years early.

Additionally in 2020, we released our inaugural report in response to the Task Force on Climate-related Financial Disclosures, announced our commitment to increasing our level of renewable energy purchased for electric consumption, and that the Company is partnering with various utility companies to purchase solar energy for select store locations and to participate in community solar programs.

Additional information can be found in our annual sustainability report on our website (TractorSupply.com).

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2021.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	46
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	49
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	48
John P. Ordus	Executive Vice President – Chief Stores Officer	45
Jonathan S. Estep	Executive Vice President – Chief Merchandising Officer	41
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	46
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	43
Noni L. Ellison	Senior Vice President – General Counsel and Corporate Secretary	49
Christi C. Korzekwa	Senior Vice President – Marketing	55
Matthew L. Rubin	Senior Vice President and General Manager of Petsense	41

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

Index
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

John P. Ordus was promoted to Executive Vice President – Chief Stores Officer in February 2020, after having served as Senior Vice President - Store Operations since August 2015. Prior to that time, Mr. Ordus served the Company as Regional Vice President from June 2010 and as a Regional Director for the Company since September 2008. Mr. Ordus joined the Company as a District Manager in February 2002 after the acquisition of Quality Farm and Fleet with which Mr. Ordus held roles since January 1988.

Jonathan S. Estep was promoted to Executive Vice President – Chief Merchandising Officer in February 2020, after having served as the Senior Vice President, General Merchandising since April 2017. Prior to that time, Mr. Estep served the Company as a Vice President, Divisional Merchandise Manager from February 2014. Mr. Estep also previously served in various other leadership roles in merchandising since he re-joined the Company in January 2008.

Melissa D. Kersey was appointed as Executive Vice President – Chief Human Resources Officer on July 20, 2020. Ms. Kersey was previously Senior Vice President and Chief People Officer for McDonald's USA from 2017 until July 2020. Ms. Kersey also previously held a number of executive level roles with Walmart from 2008 to 2017, including Senior Vice President of Global Human Resource Transformation and People Services, Senior Vice President and Chief Human Resources Officer for U.S. Stores, and Senior Vice President of Learning and Human Resources Strategy. Prior to that time, Ms. Kersey spent eight years with Alltel and four years with the Target Corporation in Operations, Distribution, Human Resources and Technology roles.

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

Noni L. Ellison was appointed as Senior Vice President – General Counsel and Corporate Secretary on January 11, 2021. Ms. Ellison was previously General Counsel, Chief Compliance Officer and Corporate Secretary for Carestream Dental from August 2017 until January 2021. Ms. Ellison also previously served as Associate General Counsel and Assistant Corporate Secretary at W.W. Grainger, Inc. from February 2015 until July 2017. Prior to that time, Ms. Ellison held roles of increasing responsibility at Turner Broadcasting System, Inc. and Scripps Networks and practiced law with two national law firms as a corporate finance and securities associate.

Christi C. Korzekwa has served as Senior Vice President – Marketing since February 2015, having previously served as Vice President, Marketing since she joined the Company in February 2012. Prior to joining the Company, Ms. Korzekwa served as Senior Vice President, Director of Client Services for Blue Sky Agency. She worked for Home Depot, Inc. from 2004 to 2011 in roles of increasing importance in marketing and advertising, most recently as Senior Director, Marketing. Before joining Home Depot, Ms. Korzekwa spent 17 years with TM Advertising, most recently serving as their Senior Vice President, Global Media Director.

Index
Matthew L. Rubin was appointed Senior Vice President and General Manager of Petsense on February 1, 2021. Mr. Rubin previously served as Senior Vice President of Business Development & Growth at The Michaels Companies from October 2018 until January 2021. Mr. Rubin was previously an executive in Accenture Strategy's North America Retail Practice from April 2015 to October 2018. Before April 2015, Mr. Rubin was a Partner at Consolidated Venture Partners & Consolidated Marketing and a Co-Founder & Finance Partner at OnTrend Products. Mr. Rubin also previously served as Vice President of Specialty Business Operations at BJ’s Wholesale Club. Mr. Rubin began his career at Office Depot where he had multiple merchandising and strategic project leadership roles of increasing responsibility.

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

Item 1A.    Risk Factors

Our business faces many risks. Certain risks of which we are currently aware and deem to be material are described below.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may significantly suffer, and the trading price of our common stock could decline.  These risk factors should be read in conjunction with the other information in this Form 10-K.

Strategic and Competitive Risks

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

We experience fluctuations in our comparable store sales at our existing stores, defined as sales in stores which have been open for at least twelve months.  Various factors affect the comparable store sales at our existing stores, including, among others, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other competing retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, retail pricing, the timing of promotional events, the release of new merchandise, the success of marketing programs, weather conditions, and our ability to attract and retain qualified team members.  These factors may cause the comparable store sales results at our existing stores to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Furthermore, the significant positive impact of the COVID-19 pandemic on the demand for our products in fiscal 2020 resulted in a significant increase in new or reacquired customers and in comparable store sales growth. Our sales performance in fiscal 2020 may present a greater risk to our ability to increase comparable store sales in the following year(s) and in our ability to

Index
maintain our new or reacquired customers gained in fiscal 2020. Therefore, we may not be able to sustain or increase our comparable store sales in fiscal 2021 and beyond.

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

We believe our past performance has been based on, and future success will depend, in part, upon the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends and consumer preferences and expectations. Further, adverse publicity about our merchandise products, whether valid or not, may discourage consumers from buying the products we offer. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory impairment or retail price reductions that have a material adverse effect on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse effect on our financial condition and results of operations.

Competition may hinder our ability to execute our business strategy and adversely affect our operations.

We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, pet retailers, specialty and discount retailers, independently-owned retail farm and ranch stores, numerous privately-held regional farm store chains, and farm cooperatives, as well as internet-based retailers. We compete for customers, merchandise, real estate locations, and employees. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may, from time to time, acquire businesses we believe to be complementary to our business. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not

Index
be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet our expectations and, therefore, adversely affect our financial performance. Additionally, acquired businesses may not achieve desired profitability objectives, causing lower than expected earnings and cash flows which could subsequently require impairment of long-lived assets, goodwill and other intangible assets.

Weather and Climate Risks

Weather conditions may have a significant impact on our financial results.

Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, fires and droughts, have impacted operating results. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings, damage to our stores or merchandise, or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Weather conditions may cause a disruption in our distribution and transportation network that would adversely affect our ability to conduct our operations.

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores and to our customers in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Although we believe that our operations are efficient, disruptions due to extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, fires and droughts may result in delays in the transportation and delivery of merchandise to our distribution centers, our stores, or our customers. Significant disruptions or delays in our distribution and transportation network could adversely affect sales and the satisfaction of our customers which could have a material adverse impact on our financial condition and results of operations.

Factors associated with climate change could adversely affect our business.

We use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Further, climate change could affect our ability to procure needed commodities at costs and in the quantities that we currently expect. Additionally, climate change may be associated with extreme weather conditions, such as more frequent or intense hurricanes, thunderstorms, tornadoes, floods, fire, drought, and snow or ice storms, as well as rising sea levels, all of which may negatively impact our business and have a material adverse effect on our financial condition and results of operations.

Macroeconomic Risks

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

Team Member Risks

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

Supply Chain and Third-Party Vendor Risks

We face risks associated with vendors from whom our products are sourced.

The products we sell are sourced from a variety of domestic and international vendors.  We have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against certain liabilities and costs.  Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers.  Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones.  This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, health (including, but not limited to, the COVID-19 coronavirus), or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution.  Our

Index
vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

While the Company selects these third-party vendors carefully, it does not control their actions or the components or manufacture of their products. Any problems caused by these third-parties, or issues associated with their products or workforce, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber attacks or security breaches at a vendor could subject the Company to litigation and adversely affect the Company’s ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

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

The political landscape in the U.S. contains uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and financial condition.

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

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation

Index
costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products for sale, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business.

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

The Company is dependent upon numerous service providers and other third-parties to conduct our business, including e-commerce among others. While the Company selects these third-party vendors carefully, it does not control their actions. Any failure of these third-parties to provide the expected or agreed-upon level of service in a timely manner for any reason could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Further, our reputation or brand could be adversely impacted by the actions of these third-parties.

Technology, Data Security, Business Continuity and Disaster Recovery Risks

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

We depend on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. As do most retailers, we receive and store in our information systems certain personal and other sensitive information about our business, customers, employees, and vendors. Additionally, we also receive and process information permitting cashless payments as part of our in-store and online operations at TractorSupply.com and Petsense.com and on our mobile application, some of which depend upon the secure transmission of confidential information over public networks. The information that we receive and store makes us subject to cybersecurity attacks, cyber incidents and privacy regulations, which are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated, and are being made by groups and individuals with a wide range of expertise and motives. We are the target of attempted cyber and other security threats and continuously monitor our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. However, these security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, employees, or vendors. Similar risks exist with respect to the third-party vendors that we rely upon for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.

Index
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

We accept payments using a variety of methods, including credit cards, debit cards, credit accounts, our private label credit cards, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers, and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, gift cards and promotional financing, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, adequately encrypt payment transaction data, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business and operations could suffer material losses in the event of system interruptions or failures.

Our information technology systems, some of which are dependent on services managed or provided by third-parties, serve an important role in the operation and administration of our business. These systems are vulnerable to damages from any number of sources, including, but not limited to, human error, cybersecurity attacks, computer viruses, unauthorized access, fire, flood, power outages, telecommunication failures, facility or equipment damage, natural disasters, terrorism, and war.  In addition, we continually make investments in technology to implement new processes and systems, as well as to maintain and update our existing processes and systems. Implementing process and system changes increases the risk of disruption. If our information technology systems are interrupted or fail and our redundant systems or recovery plans are not adequate to address such interruptions or failures on a timely basis, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected.  Additionally, remediation of any problems with our systems could result in significant, unplanned expenses.

Customer-facing technology systems are an important part of our sales and marketing strategy and the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.

Through our continued information technology enhancements, we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com and Petsense.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. Disruptions, failures, or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

Financial Risks

Changes in market conditions or in our credit rating could restrict capital and adversely affect our business operations and growth initiatives.

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, capital expenditures, and return of cash to our shareholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. There can be no assurance that we will be able to maintain and/or improve our current credit ratings. A rating organization may lower our rating, or change our ratings’ outlook, or decide not to rate our securities, temporarily or permanently, in its sole discretion. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn would have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity. We can make no assurances that our ability to obtain additional financing through the debt markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

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

Our level of indebtedness could limit our cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing.

As of December 26, 2020, our total outstanding consolidated debt was approximately $984.3 million. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The risk exists that our business will be unable to generate sufficient cash flow from operations or that future borrowings will not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

Index

In addition, so long as we comply with any existing limitations in our credit and debt agreements while they are in effect, we may issue an indeterminate amount of debt securities from time to time. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our credit facilities, the indenture related to our 1.75% Senior Notes, and other debt instruments have restrictive covenants and change of control provisions that could limit our financial and business flexibility.

Our credit agreement governing our senior credit facilities and our note purchase and private shelf agreement governing our senior unsecured notes due August 14, 2029 (the “2029 notes”) each contain financial, operative and other restrictive covenants in addition to the restrictive covenants contained in the indenture governing our 1.75% Senior Notes (as defined in the Notes to the Consolidated Financial Statements). Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which would have a material adverse effect on our financial condition. In addition, upon certain events constituting a change of control, as that term is defined in the indenture for our 1.75% Senior Notes and in our note purchase and private shelf agreement for our 2029 notes, we are required to make an offer in cash to repurchase all or any part of each holder's 1.75% Senior Notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest, and to prepay all of each holder’s 2029 notes at a prepayment price equal to 100% of the principal thereof, plus accrued interest. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase and prepay, as applicable, all or a portion of the tendered notes pursuant to these requirements. Our failure to offer to repurchase 1.75% Senior Notes and prepay 2029 notes, or to repurchase and prepay, as applicable, notes tendered, following a change of control will result in a default under the indentures for our 1.75% Senior Notes and the note purchase and private shelf agreement for our 2029 notes, which could lead to a cross-default under our credit agreement for our senior credit facilities.

We cannot provide any guaranty of future dividend payments or that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $4.5 billion, which has remaining authorization as of December 26, 2020 of $1.14 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program.

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

Impairment of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

Goodwill represents the difference between the purchase price of an acquired company and the related fair value of net assets acquired. A significant amount of judgment is involved in determining if an indication of impairment of goodwill exists. As with goodwill, we also test our indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors indicating impairment of goodwill or other intangible assets may include, among others: a significant decline in our expected future cash flows; a sustained, significant

Index
decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated or changing competition; the testing for recoverability of a significant asset group within a reporting unit; and reduced growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.

Legal, Regulatory and Compliance Risks

We are subject to personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.

Our business involves a risk of personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.  Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties, and damage to our reputation. We maintain general liability with a self-insured retention and workers’ compensation insurance with a deductible for each occurrence.  We also maintain umbrella limits above the primary general liability and product liability coverage.  In many cases, we have indemnification rights against the manufacturers of the products and their products liability insurance, as well as the property owners of our leased buildings.  Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers, and landlords and the specific allegations of a claim.  No assurance can be given that our insurance coverage or the manufacturers’ or landlords’ indemnity will be available or sufficient in any claims brought against us.

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

Our operations, including our outsourced exclusive brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”), the Environmental Protection Agency (the "EPA") and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.

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

Index
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

COVID-19 Risks

The COVID-19 coronavirus pandemic could have a material negative effect on our results of operations, cash flows, financial position, and business operations.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations.

We are unable to predict the impact that COVID-19 will have on our results of operations, cash flows, financial position, and business operations due to numerous uncertainties. These uncertainties include, but are not limited to: the severity of the virus; the duration of the pandemic; governmental actions which include restrictions on our operations up to and including potential closure of our stores and distribution centers; the duration and degree of quarantine or shelter-in-place measures, including additional measures that may still occur; impacts on our supply chain which include suppliers of our products and our transportation vendors; the health of our workforce and our ability to maintain staffing needs to operate our business; how macroeconomic factors evolve including unemployment rates and recessionary pressures; the impact of the pandemic on consumer shopping patterns, both during and after the pandemic; volatility in the economy as well as the credit and financial markets during and after the pandemic; the incremental costs of doing business during the pandemic as well as on a long-term basis; potential increases in insurance premiums, medical claims costs, and workers' compensation claim costs; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response; potential delays in growth initiatives including the timing of new store openings; potential adverse

Index
effects on our internal control environment and information security as a result of changes to a remote work environment; and the long-term impact of the pandemic on our business.

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

Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. Our business relies on an efficient and effective supply chain, including the manufacture and transportation of our products as well as the effective functioning of our distribution centers. Impacts related to the COVID-19 pandemic are placing strains on the domestic and international supply chains that could negatively affect the flow or availability of our products and result in higher out-of-stock inventory positions due to difficulties in timely obtaining product from the manufacturers and suppliers of our products as well as transportation of those products to our distribution centers and stores. Further, we may have to source products from different manufacturers or geographic locations which could result in, among other things, higher product costs, increased transportation costs, delays in receiving products or lower quality of the products.

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

In an effort to strengthen and preserve our liquidity while navigating the COVID-19 pandemic, we took preemptive actions, including incremental borrowings under our credit facilities, issuing $650.0 million of 1.750% Senior Notes (as defined in Note 4 to the Consolidated Financial Statements), temporary suspension of our share repurchase program during a portion of fiscal 2020 and increased our balance of cash and cash equivalents.

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

Additionally, changes in our capital allocation strategy could have significant adverse impacts, both short- and long-term, on our business, results of operations, and financial position. Any future suspension of our share repurchase program, if necessary and depending on duration, will negatively impact our earnings per share which in turn could adversely impact our common stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our common stock price.

Actions taken to protect the health and safety of our team members and customers during the COVID-19 coronavirus pandemic have increased our operating costs and may not be sufficient to protect against operational or reputational harm to our business, regulatory actions or claims and litigation.

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

Index
The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes notwithstanding our added safety measures. For instance, if we do not respond appropriately to the pandemic, or if our team members or customers do not participate in “social distancing”, vaccination efforts and other safety measures, the well-being of our team members and customers could be jeopardized. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and subject us to claims and litigation from team members, customers and service providers. Additionally, we may experience increased litigation expenses resulting from team member or customer lawsuits, including those related to the Company’s COVID-19 response and team member or customer contraction of COVID-19, increased insurance costs, medical claims costs and workers’ compensation claims costs and an adverse impact of regulatory and judicial changes in liability for workers’ compensation claims related to the COVID-19 pandemic.

Further, an outbreak of confirmed cases of COVID-19 in our stores or distribution centers could result in temporary or sustained workforce shortages or facility closures which would negatively impact our underlying business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Index

Item 2.        Properties

At December 26, 2020, the Company operated 2,105 stores in 49 states (1,923 Tractor Supply and Del’s retail stores and 182 Petsense retail stores).  The Company leases approximately 95% of its stores. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations. Approximately 56% of our stores are in freestanding buildings and 44% are located in shopping centers.  The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	227	Wisconsin	26
North Carolina	103	Washington	25
Pennsylvania	98	Illinois	24
Tennessee	98	Maine	23
Georgia	96	Maryland	23
Ohio	96	Massachusetts	23
Michigan	95	Colorado	22
New York	92	New Hampshire	22
Florida	86	Connecticut	20
California	74	Nebraska	18
Kentucky	71	Utah	15
Alabama	67	Minnesota	14
Virginia	64	North Dakota	14
Indiana	63	Oregon	13
Louisiana	60	Iowa	9
Oklahoma	57	South Dakota	9
South Carolina	50	Vermont	8
Mississippi	47	Wyoming	8
Arkansas	38	Delaware	6
Arizona	35	Montana	6
Missouri	31	Idaho	6
New Mexico	29	Nevada	6
West Virginia	28	Rhode Island	5
Kansas	27	Hawaii	2
New Jersey	26
			2,105

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York	924,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Waverly, Nebraska	592,000	Owned
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington (b)	64,000	Leased
Longview, Texas (b)	63,000	Owned
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

On December 7, 2020, the Company announced plans to build a new distribution center in Navarre, Ohio. The new distribution center is expected to be approximately 895,000 square feet. Construction is planned to begin in fiscal 2021 and is currently anticipated to be complete by the end of fiscal 2022.

Item 3.        Legal Proceedings

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleges that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company’s commitment to and support for diversity and inclusion. The Company disputes the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff’s failure to make a demand on the board and to state a claim upon which relief may be granted. Given the indeterminate claims for monetary damages and the early stage of the proceedings where key factual and legal issues have not been resolved, the Company is unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matter described above.

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

Common Stock

The Company’s common stock trades on the Nasdaq Global Select Market under the symbol, “TSCO.”

As of January 23, 2021, the number of record holders of our common stock was 665 (excluding individual participants in nominee security position listings), and the estimated number of beneficial holders of our common stock was approximately 300,000.

Dividends

We paid cash dividends totaling $174.7 million and $162.7 million in fiscal 2020 and 2019, respectively. In fiscal 2020, we declared and paid cash dividends to stockholders of $1.50 per common share outstanding as compared to $1.36 per common share outstanding in fiscal 2019. These payments reflect an increase in the quarterly dividend in the third quarter of fiscal 2020 to $0.40 per share from $0.35 per share and an increase in the quarterly dividend in the second quarter of fiscal 2019 from $0.31 per share.

On January 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock.  The dividend will be paid on March 9, 2021, to stockholders of record as of the close of business on February 22, 2021.

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

Index
Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. As of December 26, 2020, the Company had remaining authorization under the share repurchase program of $1.14 billion, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2020 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	2,909,572	$92.33	2,852,519	$1,223,586,890
Second Quarter (a)	22,102	89.74	—	1,223,586,890
Third Quarter (a)	2,305	147.94	—	1,223,586,890

Fourth Quarter: (a)
9/27/20 - 10/24/20	—	—	—	1,223,586,890
10/25/20 - 11/21/20	205,486	131.21	205,000	1,196,695,377
11/22/20 - 12/26/20	381,683	138.45	381,683	1,143,856,948
	587,169	135.91	586,683	1,143,856,948

As of and for the year ended December 26, 2020	3,521,148	$99.61	3,439,202	$1,143,856,948
(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 57,053 during the first quarter, 22,102 during the second quarter, 2,305 during the third quarter, and 486 during the fourth quarter.

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

Any additional stock repurchase programs will be subject to the discretion of our Board of Directors and will depend upon earnings, financial condition, and capital needs of the Company, along with any other factors which the Board of Directors deem relevant.  The program may be limited, temporarily paused, or terminated at any time, without prior notice.

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

The following graph compares the cumulative total stockholder return on our common stock from December 26, 2015 to December 26, 2020 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 26, 2015, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$300
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Tractor Supply Company
S&P 500
S&P Retail Index

	12/26/2015	12/31/2016	12/30/2017	12/29/2018	12/28/2019	12/26/2020
Tractor Supply Company	$100.00	$89.51	$89.80	$101.50	$114.14	$183.91
S&P 500	$100.00	$111.07	$135.32	$128.28	$170.57	$198.54
S&P Retail Index	$100.00	$105.93	$138.13	$154.77	$199.89	$286.46

Index
Item 6.        Selected Financial Data

FIVE YEAR SELECTED FINANCIAL AND OPERATING HIGHLIGHTS (a)(b)

The following selected financial data is derived from the Consolidated Financial Statements of Tractor Supply Company and provides summary historical financial information for the fiscal periods ended and as of the dates indicated (in thousands, except per share amounts and selected operating and other data):

	2020	2019	2018	2017	2016
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Operating Results:
Net sales	$10,620,352	$8,351,931	$7,911,046	$7,256,382	$6,779,579
Gross profit	3,761,549	2,871,770	2,702,528	2,491,965	2,325,202
Selling, general and administrative expenses	2,478,524	1,932,572	1,823,440	1,639,749	1,488,164
Depreciation and amortization	217,124	195,978	177,351	165,834	142,958
Impairment of goodwill and other intangible assets	68,973	—	—	—	—
Operating income	996,928	743,220	701,737	686,382	694,080
Interest expense, net	28,781	19,843	18,352	13,859	5,810
Income before income taxes	968,147	723,377	683,385	672,523	688,270
Income tax expense	219,189	161,023	151,028	249,924	251,150
Net income	$748,958	$562,354	$532,357	$422,599	$437,120
Net income per share – basic (c)	$6.44	$4.70	$4.34	$3.31	$3.29
Net income per share – diluted (c)	$6.38	$4.66	$4.31	$3.30	$3.27
Weighted average shares – diluted (c)	117,436	120,743	123,471	128,204	133,813
Dividends declared per common share outstanding	$1.50	$1.36	$1.20	$1.05	$0.92
Operating Data (percent of net sales):
Gross margin	35.4%	34.4%	34.2%	34.3%	34.3%
Selling, general and administrative expenses	23.3%	23.1%	23.0%	22.6%	22.0%
Operating income	9.4%	8.9%	8.9%	9.4%	10.2%
Net income	7.1%	6.7%	6.7%	5.8%	6.4%
Store, Sales, and Other Data:
Stores open at end of year	2,105	2,024	1,940	1,853	1,738
Comparable store sales increase (d)	23.1%	2.7%	5.1%	2.7%	1.6%
New store sales (as a % of net sales) (e)	3.3%	2.8%	3.8%	5.6%	5.6%
Average transaction value	$51.90	$46.89	$45.85	$44.61	$44.42
Comparable store average transaction value increase (decrease) (c)	12.2%	2.4%	2.8%	0.5%	(0.9)%
Comparable store average transaction count increase (d)	10.9%	0.3%	2.2%	2.2%	2.6%
Total selling square footage (000’s)	32,139	30,854	29,571	28,180	26,511
Total team members	42,500	33,500	30,500	29,300	26,000
Capital expenditures (000’s)	$294,002	$217,450	$278,530	$250,401	$226,017
Balance Sheet Data (at end of period):
Average inventory per store (f)	$793.7	$751.3	$766.8	$735.4	$741.7
Inventory turns	3.92	3.23	3.27	3.24	3.19
Working capital	$1,514,887	$540,287	$856,292	$806,154	$740,615
Total assets (g)	$7,049,116	$5,289,268	$3,085,262	$2,868,769	$2,674,942
Long-term debt, less current portion (h)	$1,017,420	$396,869	$410,370	$433,686	$289,769
Operating lease liabilities, less current portion (g)	$2,220,904	$2,001,162	$—	$—	$—
Stockholders’ equity	$1,923,840	$1,567,123	$1,561,820	$1,418,673	$1,453,218
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
(d) Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Stores closed during the year are removed from our comparable store metrics calculations. Stores relocated during the years being compared are not removed from our comparable store metrics as they are immaterial. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations. Acquired Petsense stores are considered comparable stores beginning in the fourth quarter of fiscal 2017.
(e) New stores sales metrics are based on stores open for less than one year.
(f) Assumes average inventory cost, excluding inventory in-transit.
(g) As a result of the adoption of new lease accounting guidance in the first quarter of fiscal 2019, we recognized lease assets and liabilities for operating leases. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. For additional information related to the impact of adopting this new accounting guidance, see Note 1 and Note 6 to the Consolidated Financial Statements.
(h) Long-term debt includes amounts outstanding under the Company’s debt facilities and finance lease obligations, excluding the current portions.

Index
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 26, 2020 (our fiscal years 2020 and 2019). This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. As of December 26, 2020, we operated 2,105 retail stores in 49 states under the names Tractor Supply Company, Del’s Feed & Farm Supply, and Petsense. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment;
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Tractor Supply Company believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of "Out Here" lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to introduce new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) connecting, empowering and growing our team to enhance their lives and the communities they live in, enabling them to provide legendary service to our customers, and (2) allocating resources in a disciplined and efficient manner to drive profitable growth and build shareholder value, including leveraging technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 1,488 stores at the end of fiscal 2015 to 2,105 stores (1,923 Tractor Supply and Del’s retail stores and 182 Petsense retail stores) at the end of fiscal 2020, and in net sales, with a compounded annual growth rate of approximately 11.3%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense stores.

Index
Executive Summary

In fiscal 2020, we opened 80 new Tractor Supply stores in 31 states and nine new Petsense stores in three states. In fiscal 2019, we opened 80 new Tractor Supply stores in 29 states and eight new Petsense stores in four states. This resulted in a selling square footage increase of approximately 4% in each of fiscal 2020 and fiscal 2019.

Net sales increased 27.2% to $10.62 billion in fiscal 2020 from $8.35 billion in fiscal 2019 as we experienced significant demand for our products across all product categories, geographies and channels in fiscal 2020 as our customers focused on the care of their homes, land and animals while navigating the COVID-19 pandemic. Comparable store sales increased 23.1% in fiscal 2020 versus a 2.7% increase in fiscal 2019. Gross profit increased 31.0% to $3.76 billion in fiscal 2020 from $2.87 billion in fiscal 2019, and gross margin increased 104 basis points to 35.42% of net sales in fiscal 2020 from 34.38% of net sales in fiscal 2019. Operating income increased 49 basis points to 9.39% of net sales in fiscal 2020 from 8.90% of net sales in fiscal 2019. For fiscal 2020, net income was $749.0 million, or $6.38 per diluted share, compared to $562.4 million, or $4.66 per diluted share, in fiscal 2019.

We ended fiscal 2020 with $1.34 billion in cash and cash equivalents and outstanding debt of $984.3 million, after returning $517.6 million to our stockholders through stock repurchases and quarterly cash dividends.

Information Regarding COVID-19 Coronavirus Pandemic

The Company has been and continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, providing personal protective equipment to our team members, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, adding services for cleaning and sanitation in our stores and distribution centers, hiring additional team members to assist in promoting social distancing and cleaning actions in our stores, and implementing remote work plans at our store support center.

Additionally, we have taken significant actions to support our team members during this pandemic including COVID-19 paid medical leave, 100% coverage of COVID-19 testing and treatment under our medical plan, and the payment of incremental appreciation bonuses for frontline team members of approximately $44 million during fiscal 2020. Effective June 28, 2020, we implemented permanent wage increases for all of our hourly team members in our stores and distribution centers of a minimum of $1 per hour and are now providing a new benefit package for part-time team members, including medical, vision and dental coverage, behavioral health services, paid sick time and life insurance. We have also implemented annual restricted stock unit grants to more than 2,000 frontline salaried managers in our stores and distribution centers.

As further described in the results of operations, our net sales have significantly increased due to unprecedented customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this crisis have increased as a result of the aforementioned actions we have taken to support and promote the safety and well-being of our team members and customers, and we believe many of these incremental costs will continue after the pandemic is over.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I Item 1A. of this Form 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2021 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales, excluding certain adjustments to net sales. Stores closed during the year are removed from our comparable store metrics calculations. Stores relocated during the years being compared are not removed from our comparable store metrics. If the effect of relocated stores on our comparable store metrics becomes material, we would remove relocated stores from the calculations.

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

We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment. However, if assumptions regarding consumer demand or clearance potential for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 26, 2020, would have affected net income by approximately $1.1 million in fiscal 2020.

Shrinkage

Our general policy is to perform physical inventories at least once a year for each store that has been open more than 12 months, and we have established a reserve for estimating inventory shrinkage between physical inventory counts. The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences.

While the Company continued to operate as an essential retailer during the year, the COVID-19 pandemic had a direct impact on our ability to complete all originally planned store physical inventories in fiscal 2020. Our plan was complicated by state and local mandates such as shelter at home restrictions and social distancing requirements. Our decision to revise our inventory schedule was based on these mandates as well as consideration of the health and safety of our team members, customers and vendor partners which are crucial to our business operations.

We assessed the risks associated with the stores not inventoried and concluded there is no material risk of misstatement to the financial statements for the stores not inventoried and further concluded that effective compensating controls are in place to ensure completeness and accuracy of reported inventory balances and estimated shrink losses.

The estimated store inventory shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends. Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends, the effect of loss prevention measures and merchandising strategies.

Index
We have not made any material changes in the accounting methodology used to recognize shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our shrinkage reserve. However, if our estimates regarding inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our shrinkage reserve as of December 26, 2020, would have affected net income by approximately $2.9 million in fiscal 2020.

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

We have not made any material changes in the accounting methodology used to establish our vendor funding reserves in the financial periods presented. At the end of each fiscal year, a significant portion of the actual purchase activity is known. Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor funding. We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2020. If a 10% reserve had been applied against our outstanding vendor funding due as of December 26, 2020, net income would have been affected by approximately $1.6 million in fiscal 2020. Although it is unlikely that there will be any significant reduction in historical levels of vendor funding, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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

We have not made any material changes in the accounting methodology used to establish our capitalized freight balance or freight allocation in the financial periods presented. If a 10% increase or decrease had been applied against our current inventory capitalized freight balance as of December 26, 2020, net income would have been affected by approximately $11.7 million in fiscal 2020.

Index
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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 26, 2020, would have affected net income by approximately $5.9 million in fiscal 2020.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. None of these estimates and assumptions are significantly sensitive, and a 10% change in any of these estimates would not have a material impact on our analysis. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We have not made any material changes in our impairment loss assessment methodology in the financial periods presented in fiscal 2020. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

In fiscal 2020 we recognized approximately $5.1 million of impairment expense related to long-lived assets for certain underperforming Petsense stores.

Index
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

As described in further detail in Note 3 to the Consolidated Financial Statements, in fiscal 2020 we recognized goodwill impairment expense of approximately $60.8 million and tradename asset impairment expense of approximately $8.2 million related to Petsense.

Index
Quarterly Financial Data

Our unaudited quarterly operating results for each fiscal quarter of 2020 and 2019 are shown below (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,959,188	$3,176,327	$2,606,572	$2,878,265	$10,620,352
Gross profit	661,249	1,156,813	947,957	995,530	3,761,549
Operating income	112,538	447,746	252,177	184,467	996,928
Net income	83,777	338,678	190,610	135,893	748,958

Net income per share:
Basic	$0.72	$2.92	$1.64	$1.17	$6.44
Diluted	$0.71	$2.90	$1.62	$1.15	$6.38

Comparable store sales increase (a)	4.3%	30.5%	26.8%	27.3%	23.1%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Net sales	$1,822,220	$2,353,782	$1,984,144	$2,191,785	$8,351,931
Gross profit	614,984	820,745	694,240	741,801	2,871,770
Operating income	103,408	287,557	161,817	190,438	743,220
Net income	76,832	219,210	122,133	144,179	562,354

Net income per share:
Basic	$0.63	$1.82	$1.03	$1.22	$4.70
Diluted	$0.63	$1.80	$1.02	$1.21	$4.66

Comparable store sales increase (a)	5.0%	3.2%	2.9%	0.1%	2.7%
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

	Fiscal Year

	2020	2019
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	64.58	65.62
Gross margin (a)	35.42	34.38
Selling, general and administrative expenses (a)	23.34	23.14
Depreciation and amortization	2.04	2.34
Impairment of goodwill and other intangible assets	0.65	—
Operating income	9.39	8.90
Interest expense, net	0.27	0.24
Income before income taxes	9.12	8.66
Income tax expense	2.07	1.93
Net income	7.05%	6.73%
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

Fiscal 2020 Compared to Fiscal 2019

Net sales increased 27.2% to $10.62 billion in fiscal 2020 from $8.35 billion in fiscal 2019. Comparable store sales increased 23.1% to $10.29 billion versus a 2.7% increase in fiscal 2019. The comparable store average transaction value increased 12.2% and comparable store average transaction count increased 10.9% for fiscal 2020, as compared to an increase of 2.4% and 0.3% in fiscal 2019, respectively.

The COVID-19 pandemic had a significant, positive impact on consumer demand in fiscal 2020 as customers focused on the care of their homes, land and animals. All major product categories and geographic regions of the Company had robust comparable store sales growth. The increase in comparable store sales was driven by unprecedented demand beginning late in the first quarter and extending throughout the year for seasonal categories along with exceptional growth in everyday merchandise, including consumable, usable and edible ("C.U.E.") products. In addition, the Company’s e-commerce sales experienced triple-digit percentage growth in fiscal 2020 as compared to fiscal 2019.

In addition to comparable store sales growth in fiscal 2020, sales from stores opened less than one year were $355.3 million in fiscal 2020, which represented 4.3 percentage points of the 27.2% increase over fiscal 2019 net sales. Sales from stores opened less than one year were $237.6 million in fiscal 2019, which represented 3.0 percentage points of the 5.6% increase over fiscal 2018 net sales.

Index
The following table summarizes our store growth during fiscal 2020 and 2019:

	Fiscal Year

Store Count Information:	2020	2019
Tractor Supply
Beginning of period	1,844	1,765
New stores opened	80	80
Stores closed	(1)	(1)
End of period	1,923	1,844
Petsense
Beginning of period	180	175
New stores opened	9	8
Stores closed	(7)	(3)
End of period	182	180
Consolidated end of period	2,105	2,024

Stores relocated	1	2

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2020 and 2019:

	Percent of Net Sales
	Fiscal Year
Product Category:	2020	2019
Livestock and Pet	47%	47%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	21	20
Clothing and Footwear	7	8
Agriculture	4	4
Total	100%	100%

Gross profit increased 31.0% to $3.76 billion in fiscal 2020 compared to $2.87 billion in fiscal 2019.  As a percent of net sales, gross margin increased 104 basis points to 35.42% for fiscal 2020 compared to 34.38% for fiscal 2019. The increase in gross margin was primarily attributable to the strong demand for our products resulting in a lower depth and frequency of sales promotions and less clearance activity.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization and asset impairment, increased 29.9% to $2.76 billion in fiscal 2020 from $2.13 billion in fiscal 2019.  SG&A expenses, as a percent of net sales, increased 55 basis points to 26.03% in fiscal 2020 from 25.48% in fiscal 2019.  The SG&A expenses in fiscal 2020 were impacted by discrete non-cash impairment charges for the Petsense business of $74.1 million due primarily to a strategic reassessment of the business and a decision to reduce the number of new store openings planned over the long term and, to a lesser extent, the impairment of long-lived assets at underperforming locations. In fiscal 2020 we also experienced incremental costs related to the COVID-19 pandemic, increased incentive compensation given the Company’s strong financial performance, investments in our team members through permanent wage and benefit increases for our store and distribution center team members that went into effect in the third quarter of fiscal 2020, and costs associated with investments in strategic initiatives. The costs related to the COVID-19 pandemic were approximately $117 million during fiscal 2020 which includes appreciation wages for frontline team members as well as additional labor hours and supply costs dedicated to cleaning and sanitation to promote the health and safety of team members and customers. These increased costs, including the impairment expense, drove an increase in our SG&A expenses as a percent of net sales in fiscal 2020 as compared to fiscal 2019. These increases as a percent of net sales were partially offset by leverage in occupancy, personnel, and other operating costs from the significant increase in comparable store sales.

Our effective income tax rate increased to 22.6% for fiscal 2020 compared to 22.3% in fiscal 2019. The primary driver for the increase in the Company’s effective income tax rate was attributable to a reduction in the benefit from investment credits as well as section 162(m) limitations, partially offset by an improvement in the benefit from share-based compensation.

Index

Net income in fiscal 2020 was $748.96 million, or $6.38 per diluted share, compared to $562.35 million, or $4.66 per diluted share, in fiscal 2019. The aforementioned non-cash impairment expense related to the Petsense business had an after-tax impact on fiscal 2020 net income of approximately $57.29 million or $0.49 per diluted share. On an adjusted basis, considering the after-tax impact of the non-cash impairment charges related to the Petsense business, net income was $806.24 million, or $6.87 per diluted share, for fiscal 2020. Adjusted net income and adjusted net income per diluted share are non-GAAP measures which have been provided in order to enhance comparability for the periods presented given that the impairment charges related to the Petsense business are non-recurring in nature. A reconciliation of these non-GAAP financial measures is included in the following table.

	Reconciliation of Non-GAAP Financial Measures (in thousands, except per share amounts)
	Fiscal 2020	Impairment	Fiscal 2020
	(As Reported)	(Adjustment)	(As Adjusted)

Net income	$748,958	$57,286	$806,244

Diluted net income per share	$6.38	$0.49	$6.87

During fiscal 2020, we repurchased approximately 3.4 million shares of the Company’s common stock at a total cost of $343.0 million as part of our share repurchase program.  In fiscal 2019, we repurchased approximately 5.4 million shares at a total cost of $533.3 million. Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Fiscal 2019 Compared to Fiscal 2018

For a comparison of our performance and financial metrics for the fiscal years ended December 28, 2019 and December 29, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 20, 2020.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund our operations, including increased expenses associated with COVID-19, and our capital expenditure needs, including new store openings, store acquisitions, relocations and renovations, distribution facility capacity, and information technology improvements through the end of fiscal 2021.

Index
Working Capital

At December 26, 2020, the Company had working capital of $1.51 billion, which increased $974.6 million from 2019.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	December 26, 2020	December 28, 2019	Variance
Current assets:
Cash and cash equivalents	$1,341.8	$84.2	$1,257.6
Inventories	1,783.3	1,602.8	180.5
Prepaid expenses and other current assets	133.6	100.9	32.7
Total current assets	3,258.7	1,787.9	1,470.8
Current liabilities:
Accounts payable	976.1	643.0	333.1
Accrued employee compensation	119.7	39.8	79.9
Other accrued expenses	324.8	247.7	77.1
Current portion of long-term debt	—	30.0	(30.0)
Current portion of finance lease obligations	4.6	4.0	0.6
Current portion of operating lease obligations	298.7	277.1	21.6
Income taxes payable	19.9	6.0	13.9
Total current liabilities	1,743.8	1,247.6	496.2
Working capital	$1,514.9	$540.3	$974.6

In comparison to December 28, 2019, working capital as of December 26, 2020 was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable and accrued expenses.

•The increase in cash and cash equivalents was driven by significant net cash provided by operating activities in fiscal 2020 and an increase in borrowings, net of repayments, under our debt facilities as we sought to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. These increases in cash and cash equivalents were partially offset by share repurchases, capital expenditures to support our strategic growth, and cash dividends paid to stockholders.
•The increase in inventories resulted from both a modest increase in average inventory per store to support the strong sales performance in the business as well as the purchase of additional inventory to support new store growth.
•The increase in accounts payable was driven by Company growth, including the significant increase in overall inventory as well as strong comparable store sales during fiscal 2020. The Company growth and sales performance drove an increase in inventory purchases and produced high inventory turns, resulting in an increase in the amount of inventory purchases that remain in accounts payable at year end as compared to last year.
•Other accrued expenses increased as a result of Company growth and the timing of payments. The increase in accrued employee compensation was primarily due to incentive accruals given the strong financial performance in fiscal 2020.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 26, 2020	December 28, 2019
1.75% Senior Notes due 2030	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	145.0
June 2017 Term Loan	—	87.5
November 2020 Term Loan	200.0	—
Revolving credit loans	—	15.0
Total outstanding borrowings	1,000.0	397.5
Less: unamortized debt discounts and issuance costs	(15.7)	(1.0)
Total debt	984.3	396.5
Less: current portion of long-term debt	—	(30.0)
Long-term debt	$984.3	$366.5

Outstanding letters of credit	$48.7	$32.0

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). In support of the issuance of the 1.75% Senior Notes, we obtained credit ratings from Moody's Investor Services and Standard & Poor's.

We manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 26, 2020 and the date of this filing, February 18, 2021, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our current ratings, as well as future rating agency actions, could impact our ability to finance our operations on satisfactory terms and affect our financing costs. There can be no assurance that we will maintain or improve our current credit ratings.

For additional information about the Company’s debt and credit facilities, refer to Note 4 to the Consolidated Financial Statements. As further described in Note 5 to the Consolidated Financial Statements, the Company has entered into interest rate swap agreements in order to hedge our exposure to variable rate interest payments associated term loans under the Senior Credit Facility.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our debt facilities.  Principal uses of cash for investing activities are capital expenditures while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.

Index

The following table presents a summary of cash flows provided by or used in operating, investing, and financing activities for fiscal years 2020 and 2019 (in millions):

	Fiscal Year
	2020	2019
	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$1,394.5	$811.7
Net cash used in investing activities	(292.2)	(215.0)
Net cash provided by/(used in) financing activities	155.2	(598.8)
Net increase/(decrease) in cash and cash equivalents	$1,257.5	$(2.1)

Operating Activities

Operating activities provided net cash of $1.39 billion and $811.7 million in fiscal 2020 and 2019, respectively. The $582.8 million increase in net cash provided by operating activities in fiscal 2020, compared to fiscal 2019, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2020	2019
	(52 weeks)	(52 weeks)
Net income	$749.0	$562.4	$186.6
Depreciation and amortization	217.1	196.0	21.1
Impairment expense	74.1	—	74.1
Share-based compensation expense	37.3	31.1	6.2
Deferred income taxes	(31.7)	6.8	(38.5)
Inventories and accounts payable	152.6	9.8	142.8
Prepaid expenses and other current assets	(32.8)	13.6	(46.4)
Accrued expenses	152.4	(3.9)	156.3
Income taxes	14.0	8.3	5.7
Other, net	62.5	(12.4)	74.9
Net cash provided by operating activities	$1,394.5	$811.7	$582.8

The $582.8 million increase in net cash provided by operating activities in fiscal 2020, compared to fiscal 2019, is primarily driven by a year-over-year increase in our net income as well as the net impact of changes in our operating assets and liabilities, principally due to significant Company growth in fiscal 2020 as well as the timing of accruals and related payments. The increase in net cash provided by operating activities was also affected by non-cash impairment charges recorded in fiscal 2020 related to the Petsense business.

Investing Activities

Investing activities used cash of $292.2 million and $215.0 million in fiscal 2020 and 2019, respectively.  Cash flows from investing activities in the years presented are primarily composed of capital expenditures. Capital expenditures for fiscal 2020 and 2019 were as follows (in millions):

	Fiscal Year

	2020	2019
	(52 weeks)	(52 weeks)
Information technology	$133.0	$89.3
Existing stores	73.7	45.5
New and relocated stores and stores not yet opened	58.8	59.3
Distribution center capacity and improvements	23.4	19.7
Corporate and other	5.1	3.7
Total capital expenditures	$294.0	$217.5

Index
The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, and other strategic initiatives. In fiscal 2020, we additionally prioritized information technology capital expenditures to accelerate initiatives to enhance safety and convenience for customers, including initiatives such as Buy Online, Pickup In Store; Buy Online, Deliver from Store; Contactless Curbside Pickup; Contactless Payment capabilities; additional Mobile POS devices in all stores; and improvements to our in-store wireless internet.

Spending for existing stores includes routine refresh activity. However, the increased spend for existing stores in fiscal 2020 as compared to fiscal 2019 was driven by strategic initiatives in select stores including security enhancements, space productivity and side lot improvements.

The above table reflects an investment in 80 new Tractor Supply stores, nine new Petsense stores, and one store relocation during fiscal 2020. In fiscal 2019, we opened 80 new Tractor Supply stores, eight new Petsense stores, and had two store relocations.

Spending for distribution center capacity and improvements in fiscal 2020 and fiscal 2019 represents new equipment and various enhancements for existing facilities. The northeast distribution center in Frankfort, New York was completed and began shipping merchandise to our stores in the first quarter of fiscal 2019.

Our projected capital expenditures for fiscal 2021 are currently estimated to be in a range of approximately $450 million to $550 million. The capital expenditures include a plan to open approximately 80 new Tractor Supply stores and 10 new Petsense stores. Additionally, we plan to begin construction in fiscal 2021 on a new distribution center in Navarre, Ohio which is currently anticipated to be complete by the end of fiscal 2022. We also plan to support our strategic growth initiatives related to space productivity and side lot improvements in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities provided cash of $155.2 million in fiscal 2020, while financing activities used $598.8 million in fiscal 2019. The $754.0 million increase in net cash provided by financing activities in fiscal 2020, compared to fiscal 2019, was due to changes in the following (in millions):

	Fiscal Year

	2020	2019	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$602.5	$(11.3)	$613.8
Repurchase of common stock	(343.0)	(533.3)	190.3
Net proceeds from issuance of common stock	99.3	116.0	(16.7)
Cash dividends paid to stockholders	(174.7)	(162.7)	(12.0)
Other, net	(28.9)	(7.5)	(21.4)
Net cash provided by/(used in) financing activities	$155.2	$(598.8)	$754.0

The increase in net cash from financing activities in fiscal 2020, compared to fiscal 2019, reflects an increase in net borrowings discussed further in Note 4 to the Consolidated Financial Statements and a reduction of repurchases of common stock, both of which were the result of an effort throughout fiscal 2020 to increase liquidity and preserve cash while navigating the COVID-19 pandemic. These increases in net cash provided year-over-year were partially offset by increased quarterly cash dividends and a decrease in net proceeds from the issuance of common stock associated with the exercise of share-based compensation awards.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend

Index
on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 26, 2020, the Company had remaining authorization under the share repurchase program of $1.14 billion, exclusive of any fees, commissions or other expenses.

We repurchased approximately 3.4 million and 5.4 million shares of common stock under the share repurchase program at a total cost of $343.0 million and $533.3 million in fiscal 2020 and 2019, respectively.  As of December 26, 2020, the Company had remaining authorization under the share repurchase program of $1.14 billion, exclusive of any fees, commissions, or other expenses. Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $174.7 million and $162.7 million in fiscal 2020 and 2019, respectively. In fiscal 2020, we declared and paid cash dividends to stockholders of $1.50 per common share outstanding as compared to $1.36 per common share outstanding in fiscal 2019, respectively. These payments reflect an increase in the quarterly dividend in the third quarter of fiscal 2020 to $0.40 per share from $0.35 per share and an increase in the quarterly dividend in the second quarter of fiscal 2019 from $0.31 per share.

On January 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock.  The dividend will be paid on March 9, 2021, to stockholders of record as of the close of business on February 22, 2021.

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

Significant Contractual Obligations and Commercial Commitments

The following table reflects our future obligations and commitments as of December 26, 2020 (in thousands):

	Payment Due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases (a) (b)	$3,039,043	$394,576	$733,692	$625,490	$1,285,285
Finance leases (b)	48,126	6,269	9,294	8,060	24,503
Long-term debt (c)	1,171,515	20,747	240,857	33,850	876,061
	$4,258,684	$421,592	$983,843	$667,400	$2,185,849
(a) Operating lease payments exclude $174.1 million of legally binding minimum lease payments for leases signed, but not yet commenced.
(b) Operating and finance lease obligations both include related interest.
(c) Long-term debt obligations include an estimate of related interest after consideration of the interest rate swap agreements. See Notes 4 and 5 to the Consolidated Financial Statements for additional information regarding our interest rates.

At December 26, 2020, there were $48.7 million outstanding letters of credit under the Senior Credit Facility.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are limited to lease agreements signed but not yet commenced and outstanding letters of credit.  The balances for these arrangements are previously discussed.  Letters of credit allow us to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

New Accounting Pronouncements

The Company adopted new lease accounting guidance in the first quarter of fiscal 2019 which had a material impact on our Consolidated Balance Sheets and related disclosures. For additional information, including the required disclosures, related to the impact of adopting this new accounting guidance, see Note 1 and Note 6 to the Consolidated Financial Statements.

Index
Refer to Note 14 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 26, 2020.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our Senior Credit Facility (as discussed in Note 4 to the Consolidated Financial Statements), which bear interest based on variable rates.

As discussed in Note 5 to the Consolidated Financial Statements, we entered into interest rate swap agreements which are intended to mitigate interest rate risk associated with future changes in interest rates for the term loan borrowings under the Senior Credit Facility. As a result of the interest rate swaps, our exposure to interest rate volatility is minimized. The interest rate swap agreements have been executed for risk management purposes and are not held for trading purposes.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $2.4 million, $1.9 million, and $1.6 million in fiscal 2020, 2019, and 2018, respectively. Based on the amount of outstanding variable rate debt as of December 26, 2020, excluding those borrowings for which we have interest rate swaps, a 1% change in interest rates would not result in any material increase in our interest expense on a prospective basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2020.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 26, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton, III	/s/ Kurt D. Barton
Harry A. Lawton, III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 18, 2021	February 18, 2021

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting
We have audited Tractor Supply Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Tractor Supply Company as of December 26, 2020 and December 28, 2019, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 26, 2020, and the related notes and our report dated February 18, 2021, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 18, 2021

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of Tractor Supply Company (the Company) as of December 26, 2020 and December 28, 2019, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three fiscal years in the period ended December 26, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021, expressed an unqualified opinion thereon.

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

Estimate of Workers' Compensation and General Liability Self-Insurance Reserves
Description of the Matter	At December 26, 2020, the Company’s net reserves for workers’ compensation and general liability self-insurance risks were $75.5 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

Auditing management’s estimate of the recorded workers’ compensation and general liability self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management in projecting the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

Index

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

Valuation of Goodwill
Description of the Matter
At December 26, 2020, the Company had $22.2 million in goodwill, subsequent to an impairment charge of $60.8 million, related to the Petsense reporting unit. As discussed in Note 1 and Note 3 of the consolidated financial statements, goodwill is qualitatively or quantitatively tested for impairment at the reporting unit level at least annually, during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The quantitative evaluation involves the comparison of the carrying value of the reporting unit to its fair value, as determined by management.

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

To test the estimated fair value of the Petsense reporting unit, we performed audit procedures that included, among others, involvement of our valuation specialists to assess fair value methodologies, including the significant assumptions discussed above. Specifically, we compared significant assumptions used by management to current industry and economic trends and changes to the Company’s business model. As part of this assessment, we also compared the discount rate to rates for hypothetical market participants based on the capital structure of the Company and its related peer group. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of a reporting unit that would result from changes in the assumptions, as well as corroborated the estimated fair value by comparing it with peer company trading and transaction multiples. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Nashville, Tennessee
February 18, 2021

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$10,620,352	$8,351,931	$7,911,046
Cost of merchandise sold	6,858,803	5,480,161	5,208,518
Gross profit	3,761,549	2,871,770	2,702,528
Selling, general and administrative expenses	2,478,524	1,932,572	1,823,440
Depreciation and amortization	217,124	195,978	177,351
Impairment of goodwill and other intangible assets	68,973	—	—
Operating income	996,928	743,220	701,737
Interest expense, net	28,781	19,843	18,352
Income before income taxes	968,147	723,377	683,385
Income tax expense	219,189	161,023	151,028
Net income	$748,958	$562,354	$532,357

Net income per share – basic	$6.44	$4.70	$4.34
Net income per share – diluted	$6.38	$4.66	$4.31

Weighted average shares outstanding
Basic	116,370	119,727	122,651
Diluted	117,436	120,743	123,471

Dividends declared per common share outstanding	$1.50	$1.36	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$748,958	$562,354	$532,357

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(3,442)	(4,332)	456
Total other comprehensive (loss)/income	(3,442)	(4,332)	456
Total comprehensive income	$745,516	$558,022	$532,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,341,756	$84,241
Inventories	1,783,270	1,602,781
Prepaid expenses and other current assets	133,659	100,865
Total current assets	3,258,685	1,787,887

Property and equipment, net	1,248,960	1,163,956
Operating lease right-of-use assets	2,423,881	2,188,802
Goodwill and other intangible assets	55,520	124,492
Deferred income taxes	31,586	—
Other assets	30,484	24,131
Total assets	$7,049,116	$5,289,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$976,096	$643,036
Accrued employee compensation	119,701	39,755
Other accrued expenses	324,813	247,690
Current portion of long-term debt	—	30,000
Current portion of finance lease liabilities	4,554	4,036
Current portion of operating lease liabilities	298,696	277,099
Income taxes payable	19,938	5,984
Total current liabilities	1,743,798	1,247,600

Long-term debt	984,324	366,480
Finance lease liabilities, less current portion	33,096	30,389
Operating lease liabilities, less current portion	2,220,904	2,001,162
Deferred income taxes	—	153
Other long-term liabilities	143,154	76,361
Total liabilities	5,125,276	3,722,145

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,401	1,389
Additional paid-in capital	1,095,500	966,698
Treasury stock	(3,356,953)	(3,013,996)
Accumulated other comprehensive (loss)/income	(3,243)	199
Retained earnings	4,187,135	3,612,833
Total stockholders’ equity	1,923,840	1,567,123
Total liabilities and stockholders’ equity	$7,049,116	$5,289,268
Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 175,128 and 173,608 shares issued; 116,246 and 118,165 shares outstanding at December 26, 2020 and December 28, 2019, respectively.
Treasury Stock (at cost, shares in thousands): 58,882 and 55,443 shares at December 26, 2020 and December 28, 2019, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 30, 2017	125,303	$1,363	$716,228	$(2,130,901)	$3,358	$2,828,625	$1,418,673

Common stock issuance under stock award plans & ESPP	1,512	12	79,631				79,643
Share-based compensation expense			28,921				28,921
Repurchase of shares to satisfy tax obligations			(1,367)				(1,367)
Repurchase of common stock	(4,987)			(349,776)			(349,776)
Cash dividends paid to stockholders						(147,087)	(147,087)
Change in fair value of interest rate swaps, net of taxes					456		456
Net income						532,357	532,357
Stockholders' equity at December 29, 2018	121,828	1,375	823,413	(2,480,677)	3,814	3,213,895	1,561,820

Common stock issuance under stock award plans & ESPP	1,721	14	115,967				115,981
Share-based compensation expense			31,136				31,136
Repurchase of shares to satisfy tax obligations			(3,818)				(3,818)
Repurchase of common stock	(5,384)			(533,319)			(533,319)
Cash dividends paid to stockholders						(162,699)	(162,699)
Change in fair value of interest rate swaps, net of taxes					(4,332)		(4,332)
Net income						562,354	562,354
Cumulative adjustment as a result of ASU 2017-12 adoption					717	(717)	—
Stockholders' equity at December 28, 2019	118,165	1,389	966,698	(3,013,996)	199	3,612,833	1,567,123

Common stock issuance under stock award plans & ESPP	1,520	12	99,328				99,340
Share-based compensation expense			37,273				37,273
Repurchase of shares to satisfy tax obligations			(7,799)				(7,799)
Repurchase of common stock	(3,439)			(342,957)			(342,957)
Cash dividends paid to stockholders						(174,656)	(174,656)
Change in fair value of interest rate swaps, net of taxes					(3,442)		(3,442)
Net income						748,958	748,958
Stockholders' equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$748,958	$562,354	$532,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,124	195,978	177,351
Impairment of goodwill and other intangible assets	68,973	—	—
Impairment of other long-lived assets	5,078	—	—
Gain on disposition of property and equipment	(1,157)	(297)	(567)
Share-based compensation expense	37,273	31,136	28,921
Deferred income taxes	(31,739)	6,760	11,887
Change in assets and liabilities:
Inventories	(180,489)	(13,239)	(136,334)
Prepaid expenses and other current assets	(32,794)	13,582	(26,195)
Accounts payable	333,060	23,055	43,413
Accrued employee compensation	79,946	(14,291)	22,373
Other accrued expenses	72,405	10,351	36,406
Income taxes	13,954	8,327	(8,355)
Other	63,923	(12,000)	13,137
Net cash provided by operating activities	1,394,515	811,716	694,394
Cash flows from investing activities:
Capital expenditures	(294,002)	(217,450)	(278,530)
Proceeds from sale of property and equipment	1,792	2,489	2,216
Net cash used in investing activities	(292,210)	(214,961)	(276,314)
Cash flows from financing activities:
Borrowings under debt facilities	2,009,000	1,002,000	1,193,500
Repayments under debt facilities	(1,406,500)	(1,013,250)	(1,212,250)
Debt discounts and issuance costs	(17,048)	—	(346)
Principal payments under finance lease liabilities	(4,170)	(3,708)	(3,246)
Repurchase of shares to satisfy tax obligations	(7,799)	(3,818)	(1,367)
Repurchase of common stock	(342,957)	(533,319)	(349,776)
Net proceeds from issuance of common stock	99,340	115,981	79,643
Cash dividends paid to stockholders	(174,656)	(162,699)	(147,087)
Net cash provided by/(used in) financing activities	155,210	(598,813)	(440,929)
Net change in cash and cash equivalents	1,257,515	(2,058)	(22,849)
Cash and cash equivalents at beginning of year	84,241	86,299	109,148
Cash and cash equivalents at end of year	$1,341,756	$84,241	$86,299

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24,540	$19,146	$18,069
Income taxes	235,319	144,377	146,918

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$12,642	$7,924	$3,001
Increase of operating lease assets and liabilities from new or modified leases	524,141	365,233	—
Increase of finance lease assets and liabilities from new or modified leases	7,395	5,217	—
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	2,084,880	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses.  Stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 26, 2020, the Company operated a total of 2,105 retail stores in 49 states (1,923 Tractor Supply and Del’s retail stores and 182 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

Basis of Presentation

In the first quarter of fiscal 2019, the Company adopted new lease accounting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases. Adoption of the new lease accounting guidance had a material impact to our Consolidated Balance Sheets and related disclosures and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $2.08 billion as of the date of adoption. This guidance was applied using the optional transition method which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. No adjustment to retained earnings was made as a result of the adoption of this guidance. The standard did not materially impact our Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, or Cash Flows.

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

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, as the pandemic persists and/or if it worsens, our accounting estimates and assumptions could be impacted in subsequent periods, and it is reasonably possible such changes could be significant (although the potential effects cannot be estimated at this time).

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, all consisted of 52 weeks.

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

Shrinkage
The Company typically performs physical inventories at least once a year for each store that has been open more than 12 months, and the Company has established a reserve for estimating inventory shrinkage between physical inventory counts.  The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes.  Such assessments are updated on a regular basis for the most recent individual store experiences.  The estimated store inventory shrink rate is based on historical experience.  The Company believes historical rates are a reasonably accurate reflection of future trends.

While the Company continued to operate as an essential retailer during fiscal 2020, the COVID-19 pandemic had a direct impact on its ability to complete all originally planned store physical inventories. The plan was complicated by state and local mandates such as shelter at home restrictions and social distancing requirements. The decision to revise the Company’s inventory schedule was based on these mandates as well as consideration of the health and safety of team members, customers and vendor partners which are crucial to the Company’s business operations.

The Company assessed the risks associated with the stores not inventoried and concluded there is no material risk of misstatement to the financial statements for the stores not inventoried and further concluded that effective compensating controls are in place to ensure completeness and accuracy of reported inventory balances and estimated shrink losses.

Vendor Funding
The Company receives funding from substantially all of its significant merchandise vendors, in support of its business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”).  The amounts received are subject to terms of vendor agreements, most of which are “evergreen,” reflecting the on-going relationship with our significant merchandise vendors. Certain of the Company’s agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product.  Vendor funding is initially deferred as a reduction of the purchase price of inventory, and then recognized as a reduction of cost of merchandise sold as the related inventory is sold.

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

Index

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

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 26, 2020, the Company had net insurance reserves for workers' compensation and general liability plans of $75.5 million compared to $64.6 million at December 28, 2019.
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

In fiscal 2020 we recognized approximately $5.1 million of impairment related to long-lived assets for Petsense stores. However, no significant impairment charges were recognized in fiscal 2019 or 2018.  Impairment charges, if recognized, are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Impairment of Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment evaluation is conducted in our fourth fiscal quarter.
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

Index
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

As described in further detail in Note 3 to the Consolidated Financial Statements, in fiscal 2020 we recognized goodwill impairment of approximately $60.8 million and tradename asset impairment of approximately $8.2 million related to Petsense. No impairment charges were recognized in fiscal 2019 or 2018.  Impairment charges, if recognized, are included as a separate line item within SG&A expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company’s special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit such collections to the applicable governmental agency on a periodic basis.  These taxes and fees are collected from customers at the time of purchase but are not included in net sales.  The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency.

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $14.2 million and $11.9 million as of December 26, 2020 and December 28, 2019, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $3.6 million, $3.0 million, and $2.6 million in fiscal 2020, 2019, and 2018, respectively.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $100.9 million, $86.6 million,

Index
and $83.4 million for fiscal 2020, 2019, and 2018, respectively.  Prepaid advertising costs were approximately $1.6 million and $0.6 million as of December 26, 2020, and December 28, 2019, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $292.6 million, $231.5 million, and $209.7 million for fiscal 2020, 2019, and 2018, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $8.6 million, $8.1 million, and $8.5 million for fiscal 2020, 2019, and 2018, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include non-qualified stock options, restricted stock units, and performance-based restricted share units. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to most employees that work at least 20 hours per week.

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

Index
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

Index
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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $1.0 billion and $397.5 million in borrowings under our debt facilities (as discussed in Note 4) as of December 26, 2020 and December 28, 2019, respectively. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 5, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $4.4 million and a net asset of $0.3 million as of December 26, 2020 and December 28, 2019, respectively.

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

Index
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

	Estimated Useful Lives	December 26, 2020	December 28, 2019
Land		$100,138	$100,343
Buildings and improvements	1 – 35 years	1,319,559	1,242,544
Furniture, fixtures and equipment	5 – 10 years	773,178	729,272
Computer software and hardware	2 – 7 years	563,509	440,222
Construction in progress		73,950	39,110
Property and equipment, gross		2,830,334	2,551,491
Accumulated depreciation and amortization		(1,581,374)	(1,387,535)
Property and equipment, net		$1,248,960	$1,163,956

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

The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1.  The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 26, 2020:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$56.1
Brentwood, Tennessee Store Support Center	10 years	$78.0	$75.3

Due to the form of these transactions, the Company has not recorded the bonds or the lease obligation associated with the sale lease-back transaction. The original cost of the Company’s property and equipment is recorded on the balance sheet and is being depreciated over its estimated useful life.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is two to seven years.  Computer software consists of software developed for internal-use and third-party software purchased for internal-use.  A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life.  These costs are included in property and equipment in the accompanying Consolidated Balance Sheets.  Certain software costs not meeting the criteria for capitalization are expensed as incurred.

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

Index

Leases

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As substantially all of our leases do not provide an implicit rate, we estimate our collateralized incremental borrowing rate based upon a Company specific credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.

Assets under finance leases are amortized in accordance with the Company’s normal depreciation policy for owned assets or over the lease term, if shorter, and the related charge to operations is included in depreciation expense in the Consolidated Statements of Income.

Note 2 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and certain transactions under the Company’s ESPP.  Share-based compensation expense is recognized based on the grant date fair value of all stock options, restricted stock units, and performance-based restricted share units. Share based compensation expense is also recognized for the value of the 15% discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company's share-based compensation plans since the adoption of the 2018 Omnibus Incentive Plan (the “2018 Plan”) on May 10, 2018, which replaced the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan.

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, other employees, and independent contractors. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant and certain awards will vest only upon established performance conditions being met. At December 26, 2020, the Company had approximately 10.6 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense, including changes in expense for modifications, if any, of awards, was $37.3 million, $31.1 million, and $28.9 million for fiscal 2020, 2019, and 2018, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2020, 2019, and 2018, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2020	2019	2018
Expected price volatility	26.7 - 30.0%	26.4 - 27.6%	26.4 - 27.0%
Risk-free interest rate	0.2 - 1.3%	1.6 - 2.5%	2.5 - 3.0%
Weighted average expected term (in years)	4.3	4.5	4.5
Forfeiture rate	7.0%	7.3%	7.3%
Dividend yield	1.5%	1.4%	1.6%

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

Index

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2019	2,817,519	$75.34		6.8	$47,834
Granted	443,967	94.62	$19.97
Exercised	(1,269,533)	74.17
Canceled	(59,543)	78.93
Outstanding at December 26, 2020	1,932,410	$80.44		5.8	$128,411

Exercisable at December 26, 2020	1,199,968	$75.21		4.1	$86,005

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 26, 2020, total unrecognized compensation expense related to non-vested stock options was approximately $8.5 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2020, 2019, or 2018.

Other information relative to options activity during fiscal 2020, 2019, and 2018 is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Total fair value of stock options vested	$12,546	$16,060	$18,247
Total intrinsic value of stock options exercised	$64,395	$45,101	$43,476

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

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 28, 2019	543,406	$73.55
Granted	322,485	96.41
Vested	(238,987)	75.05
Forfeited	(31,259)	80.90
Restricted at December 26, 2020	595,645	$85.27

Other information relative to restricted stock unit activity during fiscal 2020, 2019, and 2018 is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Total grant date fair value of restricted stock units vested and issued	$17,935	$8,301	$5,325
Total intrinsic value of restricted stock units vested and issued	$23,011	$10,623	$5,364

There were no material modifications to restricted stock units in fiscal 2020, 2019, or 2018.

As of December 26, 2020, total unrecognized compensation expense related to non-vested restricted stock units was approximately $28.2 million with a weighted average expense recognition period of 1.9 years.

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

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 28, 2019	93,461	$75.97
Granted (a)	83,368	88.76
Vested	(29,710)	63.77
Forfeited	(3,851)	74.91
Restricted at December 26, 2020	143,268	$87.94
(a)Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets.

Other information relative to performance-based restricted stock unit activity during fiscal 2020 is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Total grant date fair value of performance-based restricted stock units vested and issued	$1,895	$2,035	$—
Total intrinsic value of performance-based restricted stock units vested and issued	$2,826	$2,666	$—

Index
There were no material modifications to performance-based restricted share units in fiscal 2020, 2019, or 2018.

As of December 26, 2020, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $8.5 million with a weighted average expense recognition period of 1.5 years.

Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units granted, the number of shares issued on the date these stock awards vest is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 186,751, 103,124, and 53,714 shares as a result of vested restricted stock units and performance-based restricted share units during fiscal 2020, 2019, and 2018, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 81,946, 41,786, and 17,131 shares withheld to satisfy $7.8 million, $3.8 million, and $1.4 million of employees’ tax obligations during fiscal 2020, 2019, and 2018, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 63,704, 61,678, and 77,458 shares of common stock during fiscal 2020, 2019, and 2018, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.4 million, $1.1 million, and $1.1 million in fiscal 2020, 2019, and 2018, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 26, 2020, there were approximately 11.8 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 – Goodwill and Other Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended December 26, 2020 and December 28, 2019 are as follows (in thousands):

	Fiscal Year 2020			Fiscal Year 2019
	Tractor Supply	Petsense	Consolidated	Tractor Supply	Petsense	Consolidated
Balance, beginning of year	$10,258	$82,934	$93,192	$10,258	$82,934	$93,192
Impairment expense	—	(60,773)	(60,773)	—	—	—
Balance, end of year	$10,258	$22,161	$32,419	$10,258	$82,934	$93,192

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Our annual impairment evaluation is conducted in our fourth fiscal quarter.

In the fourth quarter of fiscal 2020, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of the Petsense business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain identified growth markets, which resulted in a decision to reduce the number of new store openings planned over the long term. The carrying value of goodwill for the Petsense reporting unit is indicative of the expected growth and development of the business. The aforementioned decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Petsense business which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.

We conducted a quantitative impairment analysis of the Petsense reporting unit using the income approach. The determination of fair value under the income approach requires management to make subjective judgments involving, among other items, forecasts of projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selection of a discount rate that reflects the risk inherent in estimated future cash flows. These are unobservable inputs classified as Level 3 inputs under the fair value hierarchy. If actual results are not consistent with our estimates and

Index
assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses in a future period. As a result of the quantitative impairment analysis of the Petsense reporting unit, it was determined that the carrying value exceeded the fair value, resulting in a pre-tax impairment loss of approximately$60.8 million in fiscal 2020.

In the fourth quarter of fiscal 2020, the Company also completed its annual impairment testing of goodwill for the Tractor Supply reporting unit and no impairment was identified. The Company determined that the fair value of the reporting unit (including goodwill) was significantly in excess of the carrying value of the reporting unit.

Other Intangible Assets

The Company had approximately $23.1 million and $31.3 million of intangible assets other than goodwill at December 26, 2020 and December 28, 2019, respectively. The intangible asset balance in both periods represents the carrying value of the Petsense tradename, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon. The tradename asset is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Our annual impairment evaluation is conducted in our fourth fiscal quarter.
The aforementioned decision to reduce the long-term growth outlook for Petsense resulted in a downward adjustment of its future financial forecasts which indicated that impairment of the tradename asset was a more-likely-than-not outcome. We conducted a quantitative impairment analysis in the fourth quarter of fiscal 2020 using the relief-from-royalty method. The determination of fair value requires management to make subjective judgments involving forecasts of projected revenue growth rates, royalty rates, and tax rates, as well as the selection of a discount rate that reflects the risk inherent in estimated future cash flows. These are unobservable inputs classified as Level 3 inputs under the fair value hierarchy. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses in a future period. As a result of the quantitative impairment analysis, it was determined that the carrying value of the Petsense tradename was in excess of the fair value, resulting in a pre-tax impairment loss of approximately $8.2 million in fiscal 2020.

Note 4 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 26, 2020	December 28, 2019
1.75% Senior Notes due 2030	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	145.0
June 2017 Term Loan	—	87.5
November 2020 Term Loan	200.0	—
Revolving credit loans	—	15.0
Total outstanding borrowings	1,000.0	397.5
Less: unamortized debt discounts and issuance costs	(15.7)	(1.0)
Total debt	984.3	396.5
Less: current portion of long-term debt	—	(30.0)
Long-term debt	$984.3	$366.5

Outstanding letters of credit	$48.7	$32.0

1.75% Senior Notes due 2030

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). The entire principal amount of the 1.75% Senior Notes is due in full on November 1, 2030. Interest is payable semi-annually in arrears on each November 1 and May 1. The terms of the 1.750% Notes are governed by an indenture dated as of October 30, 2020 (the “Base

Index
Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a first supplemental indenture dated as of October 30, 2020 (the “Supplemental Indenture”) between the Company and Regions Bank, as trustee.

The 1.75% Senior Notes are senior unsecured debt obligations of the Company and will rank equally with the Company’s other senior unsecured liabilities and senior to any future subordinated indebtedness of the Company. The 1.75% Senior Notes are subject to customary covenants restricting the Company’s ability, subject to certain exceptions, to incur debt secured by liens, to enter into sale and leaseback transactions or to merge or consolidate with another entity or sell substantially all of its assets to another person.

At any time prior to August 1, 2030, the Company will have the right, at its option, to redeem the 1.75% Senior Notes, in whole or in part, at any time and from time to time, by paying the greater of 100% of the principal amount of the 1.75% Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest through the par call date, plus, in each case, accrued and unpaid interest to, but not including, the date of redemption. In addition, on or after August 1, 2030, the Company will have the right, at its option, to redeem the 1.75% Senior Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 1.75% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

If a Change of Control Triggering Event (as defined in the Supplemental Indenture) occurs, unless the Company has exercised its right to redeem the 1.75% Senior Notes, holders of the 1.75% Senior Notes may require the Company to repurchase all or any part of such holder’s 1.75% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such 1.75% Senior Notes to, but not including, the purchase date. Upon the occurrence of an event of default with respect to the 1.75% Senior Notes, which includes payment defaults, defaults in the performance of certain covenants, cross defaults, and bankruptcy and insolvency related defaults, the Company’s obligations under the 1.75% Senior Notes may be accelerated, in which case the entire principal amount of the 1.75% Senior Notes would be due and payable immediately.

Senior Note Facility (including 3.70% Senior Notes due 2029)

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), as amended from time to time, pursuant to which the Company agreed to sell, in a private placement, $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 bearing interest at 3.70% per annum (the “3.70% Senior Notes”). The entire principal amount of the 3.70% Senior Notes is due in full on August 14, 2029. Interest is payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured.

The Company may from time to time issue and sell additional senior unsecured notes (the “Shelf Notes”) pursuant to the Note Purchase Agreement, in an aggregate principal amount of up to $300 million minus the aggregate principal amount of all Notes outstanding and issued under the Note Purchase Agreement. The Shelf Notes will have a maturity date of no more than 12 years after the date of original issuance and may be issued through November 4, 2023, unless earlier terminated in accordance with the terms of the Note Purchase Agreement.

Pursuant to the Note Purchase Agreement, the 3.70% Senior Notes and any Shelf Notes (collectively, the "Senior Note Facility") are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount of the Senior Note Facility being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the Senior Note Facility by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Senior Note Facility plus 0.50%.

Senior Credit Facility

On February 19, 2016, the Company entered into a senior credit facility, as amended from time to time, and as amended and restated on November 4, 2020 (the “Senior Credit Facility”), which provides borrowing capacity under term loan facilities as well as a revolving credit facility. There are no compensating balance requirements associated with the Senior Credit Facility.

The Senior Credit Facility contains a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans and a sublimit of $150 million for letters of credit. This agreement is unsecured and matures on November 4, 2023, which, subject to satisfaction of certain terms and conditions, may be extended at the option of the Company to November 4, 2024 (as may be extended, the “ Senior Credit Facility Maturity Date”).

Index
Under the Senior Credit Facility, on November 4, 2020, a $200 million term loan (the “November 2020 Term Loan”) was extended to the Company. The November 2020 Term Loan is unsecured and the entire principal amount is due in full on the Senior Credit Facility Maturity Date.

Borrowings under both the Revolver and the November 2020 Term Loan each bear interest either at the bank’s base rate (3.250% at December 26, 2020) plus an additional amount ranging from 0.000% to 0.375% (0.125% at December 26, 2020) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.146% at December 26, 2020) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at December 26, 2020), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at December 26, 2020), adjusted based on the Company's public credit ratings.

As further described in Note 5, the Company has entered into an interest rate swap agreement in order to hedge our exposure to variable rate interest payments associated with the Senior Credit Facility.

On February 19, 2016, the Company entered into a $200 million term loan agreement (the “February 2016 Term Loan”). This agreement was repaid in full on November 4, 2020 and is no longer in effect.

On June 15, 2017, the Company entered into a $100 million incremental term loan agreement (the “June 2017 Term Loan”). This agreement was repaid in full on November 4, 2020 and is no longer in effect.

On March 12, 2020, the Company entered into a $200 million incremental term loan agreement (the “March 2020 Term Loan”). This agreement was repaid in full on November 4, 2020 and is no longer in effect.

On April 22, 2020, the Company entered into a $350 million incremental term loan agreement (the "April 2020 Term Loan"). This agreement was repaid in full on October 30, 2020 and is no longer in effect.

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 26, 2020, the Company was in compliance with all debt covenants.

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

The Note Purchase Agreement also requires that, in the event the Company amends its Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Agreement or that are similar to those contained in the Note Purchase Agreement but which contain percentages, amounts, formulas or grace periods that are more restrictive than those set forth in the Note Purchase Agreement or are otherwise more beneficial to the lenders thereunder, the Note Purchase Agreement shall be automatically amended to include such additional or amended covenants and/or default provisions.

Note 5 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 18, 2020, with a maturity date of March 18, 2025. The notional amount of this swap agreement is fixed at $200 million.

The Company previously had interest rate swap agreements associated with the February 2016 Term Loan and the June 2017 Term Loan, each of which was settled in full on November 10, 2020 and is no longer in effect.

Index

The Company’s interest rate swap agreements are executed for risk management and are not held for trading purposes. The objective of the interest rate swap agreements is to mitigate interest rate risk associated with future changes in interest rates. To accomplish this objective, the interest rate swap agreements are intended to hedge the variable cash flows associated with the variable rate term loan borrowings under the Senior Credit Facility. The interest rate swap agreements entitle the Company to receive, at specified intervals, a variable rate of interest based on LIBOR in exchange for the payment of a fixed rate of interest throughout the life of the agreement, without exchange of the underlying notional amount.

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

As of December 26, 2020, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of December 26, 2020.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	December 26, 2020	December 28, 2019
Interest rate swaps (short-term portion)	Other current assets	$—	$558
Interest rate swaps (long-term portion)	Other assets	—	91
Total derivative assets		$—	$649

Interest rate swaps (short-term portion)	Other accrued expenses	$1,227	$90
Interest rate swaps (long-term portion)	Other long-term liabilities	3,137	292
Total derivative liabilities		$4,364	$382

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made. On November 10, 2020, the Company terminated two interest rate swap agreements which resulted in the reclassification of settlement losses from AOCI to the Consolidated Statements of Income as part of interest expense.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2020	2019
Beginning fiscal year AOCI balance	$199	$3,814
Current fiscal year loss recognized in OCI	(5,666)	(4,332)
Amounts reclassified from AOCI	2,224	—
Cumulative adjustment as a result of ASU 2017-12 adoption	—	717
Other comprehensive loss, net of tax	(3,442)	(3,615)
Ending fiscal year AOCI balance	$(3,243)	$199

Cash flows related to the interest rate swaps are included in operating activities on the Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Year
	Financial Statement Location	2020	2019	2018
Amount of (losses)/gains recognized in OCI during the period	Other comprehensive (loss)/income	$(4,631)	$(5,556)	$612

Index

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Year
	2020	2019
Income tax benefit of interest rate swaps on AOCI	$(1,189)	$(1,224)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company's default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at December 26, 2020, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of December 26, 2020, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

Note 6 – Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, and certain equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2038.  Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each.  The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) together with non-lease components (e.g., fixed payment common-area maintenance) as a single component for all classes of underlying assets. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes, and insurance. Further, certain lease agreements require variable payments based upon store sales above agreed-upon sales levels for the year and others require payments adjusted periodically for inflation. As substantially all of our leases do not provide an implicit rate, we estimate our collateralized incremental borrowing rate based upon a Company specific credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. Short-term lease cost during the periods presented was immaterial.

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $33.5 million and $30.9 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019, respectively.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 26, 2020	December 28, 2019
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$4,765	$4,281
Interest on lease liabilities	Interest expense, net	1,765	1,629
Operating lease cost	Selling, general and administrative expenses	379,318	353,961
Variable lease cost	Selling, general and administrative expenses	80,154	73,768
Net lease cost		$466,002	$433,639

Index

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2021	$394,576	$6,269	$400,845
2022	377,051	5,243	382,294
2023	356,641	4,051	360,692
2024	327,663	4,066	331,729
2025	297,827	3,994	301,821
After 2025	1,285,285	24,503	1,309,788
Total lease payments	3,039,043	48,126	3,087,169
Less: Interest	(519,443)	(10,476)	(529,919)
Present value of lease liabilities	$2,519,600	$37,650	$2,557,250
(a) Operating lease payments exclude $174.1 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

	December 26, 2020	December 28, 2019
Weighted-average remaining lease term (years):
Finance leases	10.4	10.0
Operating leases	9.1	9.0
Weighted-average discount rate:
Finance leases	4.9%	5.1%
Operating leases	4.1%	4.3%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 26, 2020	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$4,170	$3,709
Operating cash flows used for finance leases	1,765	1,629
Operating cash flows for operating leases	385,529	360,580

The Company adopted new lease accounting guidance in the first quarter of fiscal 2019, as discussed in Note 1 to the Consolidated Financial Statements, and as required, the following disclosure is provided for periods prior to adoption. Total rent expense was approximately $342.2 million for fiscal 2018. Total contingent rent expense was insignificant for fiscal 2018.

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

Index
Dividends

During fiscal 2020 and 2019, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 4, 2020	$0.40	November 23, 2020	December 8, 2020
August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

November 6, 2019	$0.35	November 25, 2019	December 10, 2019
August 7, 2019	$0.35	August 26, 2019	September 10, 2019
May 8, 2019	$0.35	May 28, 2019	June 11, 2019
February 6, 2019	$0.31	February 25, 2019	March 12, 2019

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

On January 27, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock.  The dividend will be paid on March 9, 2021, to stockholders of record as of the close of business on February 22, 2021.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 26, 2020, the Company had remaining authorization under the share repurchase program of $1.14 billion, exclusive of any fees, commissions or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases in fiscal 2020, 2019, and 2018, respectively (in thousands, except per share amounts):

	Fiscal Year
	2020	2019	2018
Total number of shares repurchased	3,439	5,384	4,987
Average price paid per share	$99.72	$99.05	$70.14
Total cash paid for share repurchases	$342,957	$533,319	$349,776

Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Index
Note 9 – Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2020
	Net Income	Shares	Per Share Amount
Basic net income per share:	$748,958	116,370	$6.44
Dilutive effect of share-based awards	—	1,066	(0.06)
Diluted net income per share:	$748,958	117,436	$6.38

	Fiscal Year
	2019
	Net Income	Shares	Per Share Amount
Basic net income per share:	$562,354	119,727	$4.70
Dilutive effect of share-based awards	—	1,016	(0.04)
Diluted net income per share:	$562,354	120,743	$4.66

	Fiscal Year
	2018
	Net Income	Shares	Per Share Amount
Basic net income per share:	$532,357	122,651	$4.34
Dilutive effect of share-based awards	—	820	(0.03)
Diluted net income per share:	$532,357	123,471	$4.31

Anti-dilutive share-based awards excluded from the above calculations totaled less than 0.1 million and approximately 0.4 million and 3.1 million shares in fiscal 2020, 2019, and 2018, respectively.

Note 10 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2020	2019	2018
Current tax expense:
Federal	$211,228	$128,490	$123,388
State	38,511	25,091	15,597
Total current	249,739	153,581	138,985

Deferred tax (benefit)/expense:
Federal	(21,997)	11,770	9,650
State	(8,553)	(4,328)	2,393
Total deferred	(30,550)	7,442	12,043
Total provision	$219,189	$161,023	$151,028

Index
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 26, 2020	December 28, 2019
Tax assets:
Inventory valuation	$20,539	$16,676
Accrued employee benefits costs	44,625	12,002
Accrued sales tax audit reserve	5,967	4,173
Finance lease liabilities	8,595	6,817
Operating lease liabilities	645,719	581,593
Deferred compensation	12,289	14,836
Workers’ compensation insurance	11,804	10,154
General liability insurance	7,346	6,025
Lease exit obligations	2,315	2,087
Income tax credits	8,744	6,377
Amortization	7,269	—
Other	8,431	5,768
	783,643	666,508
Tax liabilities:
Finance lease assets	(7,584)	(5,684)
Operating lease right-of-use assets	(612,658)	(551,751)
Inventory basis difference	(4,768)	(4,667)
Prepaid expenses	(2,491)	(2,024)
Depreciation	(124,280)	(93,919)
Amortization	—	(8,230)
Other	(276)	(386)
	(752,057)	(666,661)

Net deferred tax asset/(liability)	$31,586	$(153)
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $8.6 million and $6.2 million as of December 26, 2020 and December 28, 2019, respectively, with varying dates of expiration through 2035.  The Company provided no valuation allowance as of December 26, 2020 and December 28, 2019 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2020	2019	2018
Tax provision at statutory rate	$203,311	$151,909	$143,511
Tax effect of:
State income taxes, net of federal tax benefits	27,642	19,722	18,019
Section 162(m) limitation	5,080	2,572	2,581
Tax credits, net of federal tax benefits	(8,828)	(7,768)	(7,140)
Share-based compensation programs	(9,303)	(4,484)	(4,522)
Other	1,287	(928)	(1,421)
Total income tax expense	$219,189	$161,023	$151,028

Index
The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2016.  Various states have completed an examination of our income tax returns for 2016 through 2018 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $2.7 million at December 26, 2020. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 25, 2021.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Balance at beginning of year	$2,760	$2,451	$1,993
Additions based on tax positions related to the current year	816	650	621
Additions for tax positions of prior years	32	59	257
Reductions for tax positions of prior years	(372)	(400)	(420)
Balance at end of year	$3,236	$2,760	$2,451

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The enactment of this legislation did not have a material impact on income tax expense in fiscal 2020. However, the Company did elect to participate in the deferral of the employer’s share of social security tax deposits, with $47.0 million included within other long-term liabilities in the Consolidated Balance Sheet as of December 26, 2020. The first half of this deferral will become due on December 31, 2021 and the second half will become due on December 31, 2022.

Note 11 – Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $12.9 million, $9.8 million, and $8.5 million during fiscal 2020, 2019, and 2018, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.6 million, $0.7 million, and $0.6 million during fiscal 2020, 2019, and 2018, respectively.

Note 12 – Commitments and Contingencies:

Construction and Real Estate Commitments

At December 26, 2020, the Company had no material contractual commitments related to construction projects extending greater than twelve months.

On December 7, 2020 the Company announced plans to build a new distribution center in Navarre, Ohio. The new distribution center is expected to be approximately 895,000 square feet and will require an estimated initial investment of approximately $70 million. Construction is planned to begin in fiscal 2021 and is currently anticipated to be complete by the end of fiscal 2022.

Index
Letters of Credit

At December 26, 2020, there were $48.7 million outstanding letters of credit under the Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleges that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company’s commitment to and support for diversity and inclusion. The Company disputes the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff’s failure to make a demand on the board and to state a claim upon which relief may be granted. Given the indeterminate claims for monetary damages and the early stage of the proceedings where key factual and legal issues have not been resolved, the Company is unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matter described above.

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

Note 13 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2020, 2019, and 2018:

	Percent of Net Sales
	Fiscal Year
Product Category:	2020	2019	2018
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	21	22
Seasonal, Gift and Toy Products	21	20	19
Clothing and Footwear	7	8	8
Agriculture	4	4	4
Total	100%	100%	100%

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Note 15 – Subsequent Events:

On February 17, 2021, the Company announced that it has entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory approval and satisfactory completion of customary closing conditions.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 26, 2020.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 26, 2020, our disclosure controls and procedures were effective.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2021, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2021, is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2021, is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 26, 2020, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	2,671,323	(a)	$80.44	(b)	10,637,072
Employee Stock Purchase Plan	—		—		11,807,992
Equity compensation plans not approved by security holders	—		—		—
Total	2,671,323		$80.44		22,445,064
(a) Includes 1,932,410 outstanding stock options, 558,711 unvested restricted stock units and 36,934 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 143,268 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).
(b) Excludes restricted stock units and performance-based restricted share units which have a weighted average exercise price of zero.

Index

The information set forth in Note 2 to the Consolidated Financial Statements contained in this Form 10-K provides further information with respect to the material features of each plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2021, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2021, is incorporated herein by reference.
PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 46 through 79 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 83 through 87 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 18, 2021	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2021
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2021
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 18, 2021
/s/ Joy Brown Joy Brown	Director	February 18, 2021
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 18, 2021
/s/ Denise L. Jackson Denise L. Jackson	Director	February 18, 2021
/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Director	February 18, 2021
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 18, 2021
George MacKenzie	Director	February 18, 2021
/s/ Edna K. Morris Edna K. Morris	Director	February 18, 2021
/s/ Mark J. Weikel Mark J.Weikel	Director	February 18, 2021

Index
EXHIBIT INDEX

1.1
Underwriting Agreement, dated October 27, 2020, by and among the Company, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2020, Commission File No. 000-23314, and incorporated herein by reference).

3.1
Restated Certificate of Incorporation, as amended, of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, Commission File No. 000-23314, and incorporated herein by reference).

3.2
Fifth Amended and Restated By-laws, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2020, Commission File No. 000-23314, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

4.2
Form of Subordinate Indenture (filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3ASR, Registration No. 333-249595, filed with the Commission on October 22, 2020, and incorporated herein by reference).

4.3
Indenture, dated as of October 30, 2020, by and between Tractor Supply Company and Regions Bank, as trustee (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, Commission File No. 000-23314, and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of October 30, 2020, by and between Tractor Supply Company and Regions Bank, as trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, Commission File No. 000-23314, and incorporated herein by reference).

4.5
Form of 1.750% Note due 2030 (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, Commission File No. 000-23314, and incorporated herein by reference)(included in Exhibit 4.4).

4.6*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).

10.2	Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).+

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

Index

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

10.39
Form of Change in Control Agreement, by and between Tractor Supply Company and each of Steve K. Barbarick, Kurt D. Barton, Benjamin F. Parrish, Jr., Robert D. Mills and Chad M. Frazell, dated February 28, 2019 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 1, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.40
Form of Change in Control Agreement, by and between Tractor Supply Company and each of Jonathan Seth Estep and John Ordus, dated May 31, 2019 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on May 31, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.41
Second Amended and Restated Employment Agreement, dated August 22, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K/A, filed with the Commission on August 23, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.42
Transition Agreement, dated September 3, 2019, by and between Tractor Supply Company and Steve K. Barbarick (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on September 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.43
Tractor Supply Company Severance Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 12, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

Index

10.44
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.45
Change in Control Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on December 6, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.46
Transition Agreement, dated December 17, 2019, by and between Tractor Supply Company and Gregory A. Sandfort (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on December 20, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.47
Form of Change in Control Agreement, dated February 12, 2020, by and between Tractor Supply Company and each of Colin Yankee and Christi Korzekwa (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 13, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.48
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.49
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.50
Incremental Term Loan Agreement, dated as of March 12, 2020, by and among Tractor Supply Company, as Borrower, certain subsidiaries of the Company, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 18, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.51
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

10.52
Incremental Term Loan Agreement, dated as of April 22, 2020, by and among the Company, as Borrower, certain subsidiaries of the Company, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on April 23, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.53
Form of Change in Control Agreement by and between Tractor Supply Company and Melissa Kersey (filed as exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 1, 2019, Commission File No. 000-23314, and incorporated herein by reference).+

10.54
Transition Agreement, dated October 14, 2020, by and between Tractor Supply Company and Benjamin F. Parrish (filed as exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on October 16, 2020, Commission File No. 000-23314, and incorporated herein by reference).+

10.55
Third Amendment to Credit Agreement and Release of Guarantors, dated October 16, 2020, by and among Tractor Supply Company, as Borrower, certain subsidiaries of Tractor Supply Company, certain lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Lender (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.56
First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.57
Amended and Restated Credit Agreement, dated as of November 4, 2020, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, Commission File No. 000-23314, and incorporated herein by reference).

10.58
Second Amendment to Note Purchase and Private Shelf Agreement, dated November 4, 2020, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, Commission File No. 000-23314, and incorporated herein by reference).

Index

10.59*	Form of Performance Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.60*	Form of Restricted Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.61*	Form of Nonqualified Stock Option Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101* The following financial information from our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on February 18, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 26, 2020 and December 28, 2019, (ii) the Consolidated Statements of Income for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, and (vi) the Notes to Consolidated Financial Statements.

104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 26, 2020, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
+           Management contract or compensatory plan or arrangement