Form 10-Q
period 2021-03-27
TRACTOR SUPPLY CO /DE/
filed 2021-05-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 27, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2021
Common Stock, $0.008 par value	115,255,974

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 27, 2021	December 26, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,149,930	$1,341,756	$461,473
Inventories	2,084,677	1,783,270	1,905,913
Prepaid expenses and other current assets	146,227	133,659	112,853
Total current assets	3,380,834	3,258,685	2,480,239

Property and equipment, net	1,287,004	1,248,960	1,143,189
Operating lease right-of-use assets	2,589,418	2,423,881	2,228,597
Goodwill and other intangible assets	55,520	55,520	124,492
Deferred income taxes	11,428	31,586	—
Other assets	35,475	30,484	25,888
Total assets	$7,359,679	$7,049,116	$6,002,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181,924	$976,096	$887,938
Accrued employee compensation	68,102	119,701	31,146
Other accrued expenses	377,777	324,813	234,460
Current portion of long-term debt	—	—	30,000
Current portion of finance lease liabilities	4,674	4,554	4,172
Current portion of operating lease liabilities	303,222	298,696	281,620
Income taxes payable	40,226	19,938	24,789
Total current liabilities	1,975,925	1,743,798	1,494,125

Long-term debt	984,838	984,324	989,074
Finance lease liabilities, less current portion	31,890	33,096	31,157
Operating lease liabilities, less current portion	2,399,246	2,220,904	2,051,885
Deferred income taxes	—	—	1,796
Other long-term liabilities	115,481	143,154	80,645
Total liabilities	5,507,380	5,125,276	4,648,682

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,409	1,401	1,391
Additional paid-in capital	1,154,451	1,095,500	978,837
Treasury stock	(3,610,362)	(3,356,953)	(3,277,215)
Accumulated other comprehensive loss	(1,118)	(3,243)	(5,051)
Retained earnings	4,307,919	4,187,135	3,655,761
Total stockholders’ equity	1,852,299	1,923,840	1,353,723
Total liabilities and stockholders’ equity	$7,359,679	$7,049,116	$6,002,405

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,069, 175,128, and 173,888 shares issued; 115,587, 116,246, and 115,592 shares outstanding at March 27, 2021, December 26, 2020, and March 28, 2020, respectively.
Treasury Stock (at cost, shares in thousands): 60,482, 58,882, and 58,296 shares at March 27, 2021, December 26, 2020, and March 28, 2020, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Net sales	$2,792,336	$1,959,188
Cost of merchandise sold	1,808,556	1,297,939
Gross profit	983,780	661,249
Selling, general and administrative expenses	693,190	497,275
Depreciation and amortization	60,054	51,436
Operating income	230,536	112,538
Interest expense, net	7,221	5,049
Income before income taxes	223,315	107,489
Income tax expense	41,961	23,712
Net income	$181,354	$83,777

Net income per share – basic	$1.56	$0.72
Net income per share – diluted	$1.55	$0.71

Weighted average shares outstanding:
Basic	116,153	116,738
Diluted	117,227	117,432

Dividends declared per common share outstanding	$0.52	$0.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Net income	$181,354	$83,777

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	2,125	(5,250)
Total other comprehensive income/(loss)	2,125	(5,250)
Total comprehensive income	$183,479	$78,527

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$181,354	$83,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,054	51,436
Loss/(gain) on disposition of property and equipment	108	(315)
Share-based compensation expense	12,318	6,945
Deferred income taxes	20,158	1,643
Change in assets and liabilities:
Inventories	(301,407)	(303,132)
Prepaid expenses and other current assets	(12,568)	(11,988)
Accounts payable	205,828	244,902
Accrued employee compensation	(51,599)	(8,609)
Other accrued expenses	55,305	(12,352)
Income taxes	20,288	18,805
Other	(12,722)	12,820
Net cash provided by operating activities	177,117	83,932
Cash flows from investing activities:
Capital expenditures	(100,741)	(29,648)
Proceeds from sale of property and equipment	222	320
Net cash used in investing activities	(100,519)	(29,328)
Cash flows from financing activities:
Borrowings under debt facilities	—	809,000
Repayments under debt facilities	—	(186,500)
Principal payments under finance lease liabilities	(1,086)	(1,000)
Repurchase of shares to satisfy tax obligations	(12,067)	(5,407)
Repurchase of common stock	(253,409)	(263,219)
Net proceeds from issuance of common stock	58,708	10,603
Cash dividends paid to stockholders	(60,570)	(40,849)
Net cash (used in)/provided by financing activities	(268,424)	322,628
Net change in cash and cash equivalents	(191,826)	377,232
Cash and cash equivalents at beginning of period	1,341,756	84,241
Cash and cash equivalents at end of period	$1,149,930	$461,473

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,216	$5,781
Income taxes	2,071	1,358

Supplemental disclosures of non-cash activities:
Non-cash accruals for construction in progress	$10,301	$7,046
Increase of operating lease assets and liabilities from new or modified leases	238,494	108,872
Increase of finance lease assets and liabilities from new or modified leases	—	1,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 27, 2021, the Company operated a total of 2,121 retail stores in 49 states (1,944 Tractor Supply and Del’s retail stores and 177 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

On February 17, 2021, the Company announced that it has entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.00 billion in borrowings under its debt facilities at each of March 27, 2021 and December 26, 2020, and $1.02 billion in borrowings under its debt facilities at March 28, 2020. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $1.5 million, $4.4 million, and $6.8 million at March 27, 2021, December 26, 2020, and March 28, 2020, respectively.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended
March 27, 2021.

For the first quarter of fiscal 2021 and 2020, share-based compensation expense was $12.3 million and $6.9 million, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2021:

Fiscal Three Months Ended
March 27, 2021
Stock options granted	235,607
Weighted average exercise price	$143.18
Weighted average grant date fair value per option	$30.13

As of March 27, 2021, total unrecognized compensation expense related to non-vested stock options was approximately $13.4 million with a remaining weighted average expense recognition period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2021:

Fiscal Three Months Ended
March 27, 2021
Restricted stock units granted	245,961
Performance-based restricted share units granted (a)	56,882
Weighted average grant date fair value per share	$139.97
(a) Assumes 100% target level achievement of the relative performance targets.

In the first three months of fiscal 2021, the Company granted awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance share awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant.

As of March 27, 2021, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $72.9 million with a remaining weighted average expense recognition period of 2.3 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	March 27, 2021			March 28, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$181,354	116,153	$1.56	$83,777	116,738	$0.72
Dilutive effect of share-based awards	—	1,074	(0.01)	—	694	(0.01)
Diluted net income per share:	$181,354	117,227	$1.55	$83,777	117,432	$0.71

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million and 0.5 million shares for the fiscal three months ended March 27, 2021 and March 28, 2020, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 27, 2021	December 26, 2020	March 28, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	140.0
June 2017 Term Loan	—	—	85.0
March 2020 Term Loan	—	—	200.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	445.0
Total outstanding borrowings	1,000.0	1,000.0	1,020.0
Less: unamortized debt discounts and issuance costs	(15.2)	(15.7)	(0.9)
Total debt	984.8	984.3	1,019.1
Less: current portion of long-term debt	—	—	(30.0)
Long-term debt	$984.8	$984.3	$989.1

Outstanding letters of credit	$60.3	$48.7	$39.0

1.75% Senior Notes due 2030

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). The entire principal amount of the 1.75% Senior Notes is due in full on November 1, 2030. Interest is payable semi-annually in arrears on each November 1 and May 1. The terms of the 1.750% Notes are governed by an indenture dated as of October 30, 2020 (the “Base Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a first supplemental indenture dated as of October 30, 2020 (the “Supplemental Indenture”) between the Company and Regions Bank, as trustee.

The 1.75% Senior Notes are senior unsecured debt obligations of the Company and will rank equally with the Company’s other senior unsecured liabilities and senior to any future subordinated indebtedness of the Company. The 1.75% Senior Notes are subject to customary covenants restricting the Company’s ability, subject to certain exceptions, to incur debt secured by liens, to

Index
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

The Senior Credit Facility contains a $500 million revolving credit facility (the “Revolver”) with a sublimit of $50 million for swingline loans and a sublimit of $150 million for letters of credit. This agreement is unsecured and matures on November 4, 2023, which, subject to satisfaction of certain terms and conditions, may be extended at the option of the Company to November 4, 2024 (as may be extended, the “Senior Credit Facility Maturity Date”).

Under the Senior Credit Facility, on November 4, 2020, a $200 million term loan (the “November 2020 Term Loan”) was extended to the Company. The November 2020 Term Loan is unsecured and the entire principal amount is due in full on the Senior Credit Facility Maturity Date.

Borrowings under both the Revolver and the November 2020 Term Loan each bear interest either at the bank’s base rate (3.250% at March 27, 2021) plus an additional amount ranging from 0.000% to 0.375% (0.125% at March 27, 2021) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.107% at March 27, 2021) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at March 27, 2021), adjusted based on the Company's public credit ratings. The Company is also

Index
required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at March 27, 2021), adjusted based on the Company's public credit ratings.

As further described in Note 6, the Company has entered into an interest rate swap agreement in order to hedge our exposure to variable rate interest payments associated with the Senior Credit Facility.

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

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of March 27, 2021, the Company was in compliance with all debt covenants.

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

The Company previously had interest rate swap agreements associated with the February 2016 Term Loan and the June 2017 Term Loan, each of which was settled in full on November 10, 2020, following the repayment and termination of the associated term loans, and is no longer in effect.

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

Index

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

As of March 27, 2021, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of March 27, 2021.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	March 27, 2021	December 26, 2020	March 28, 2020
Interest rate swaps (short-term portion)	Other accrued expenses	$1,229	$1,227	$2,512
Interest rate swaps (long-term portion)	Other long-term liabilities	274	3,137	4,277
Total derivative liabilities		$1,503	$4,364	$6,789

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	March 27, 2021	December 26, 2020	March 28, 2020
Beginning fiscal year AOCI balance	$(3,243)	$199	$199
Current fiscal period gain/(loss) recognized in OCI	2,125	(5,666)	(5,250)
Amounts reclassified from AOCI	—	2,224	—
Other comprehensive gain/(loss), net of tax	2,125	(3,442)	(5,250)
Ending fiscal period AOCI balance	$(1,118)	$(3,243)	$(5,051)

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended
	Financial Statement Location	March 27, 2021	March 28, 2020
Amount of gains/(losses) recognized in OCI during the period	Other comprehensive income/(loss)	$2,861	$(7,056)

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Income tax expense/(benefit) of interest rate swaps on AOCI	$736	$(1,806)

Index
Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company’s default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at March 27, 2021, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of March 27, 2021, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

Dividends

During the first three months of fiscal 2021 and 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

February 5, 2020	$0.35	February 24, 2020	March 10, 2020

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors that the Company’s Board of Directors deem relevant.

On May 5, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on June 8, 2021, to stockholders of record as of the close of business on May 24, 2021.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of March 27, 2021, the Company had remaining authorization under the share repurchase program of $890.5 million, exclusive of any fees, commissions, or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 27, 2021 and March 28, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Total number of shares repurchased	1,600	2,853
Average price paid per share	$158.35	$92.28
Total cash paid for share repurchases	$253,409	$263,219

Note 9 – Income Taxes:

The Company’s effective income tax rate was 18.8% in the first quarter of fiscal 2021 compared to 22.1% in the first quarter of fiscal 2020. The improvement in the effective income tax rate was primarily related to a discrete incremental tax benefit associated with share-based compensation compared to the first quarter of 2020.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At March 27, 2021, the Company had contractual commitments of approximately $75 million related to the construction of this new distribution center.

Letters of Credit

At March 27, 2021, there were $60.3 million of outstanding letters of credit under the Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleges that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company’s commitment to and support for diversity and inclusion. The Company disputes the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff’s failure to make a demand on the Board of Directors and to state a claim upon which relief may be granted. Given the indeterminate claims for monetary damages and the early stage of the proceedings where key factual and legal issues have not been resolved, the Company is unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from the matter described above.

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

Index
Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months ended March 27, 2021 and March 28, 2020:

	Fiscal Three Months Ended
Product Category:	March 27, 2021	March 28, 2020
Livestock and Pet	51%	54%
Hardware, Tools and Truck	21	20
Seasonal, Gift and Toy Products	18	17
Clothing and Footwear	7	6
Agriculture	3	3
Total	100%	100%

Note 12 – New Accounting Pronouncements:

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (the "2020 10-K"). This Quarterly Report on Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the efficacy and distribution of COVID-19 vaccines, the timing and acceptance of new products, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores, the ability to manage growth and identify suitable locations, the ability to complete acquisitions on expected terms, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the ability to open distribution centers in the anticipated timeframe and within budget, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the effectiveness of the Company’s responses to COVID-19, including our efforts to make a vaccine available to our employees, and customer response with respect to those actions, the refusal by our employees and the public generally to be vaccinated against COVID-19, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Part I, Item 1A of our 2020 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, encouraging vaccination efforts, providing personal protective equipment to our team members, requiring the use of masks in our facilities, maintaining enhanced services for cleaning and sanitation, continuing to provide additional functionality to support contactless shopping experiences, adding

Index
services for cleaning and sanitation in our stores and distribution centers, hiring additional team members to assist in promoting social distancing and cleaning actions in our stores, and continuing to offer remote work plans at our store support center.

As further described in the results of operations, our net sales have significantly increased due to unprecedented customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this pandemic have increased as a result of the aforementioned actions we have taken, and continue to take, to support and promote the safety and well-being of our team members and customers, and we believe many of these incremental costs will continue after the pandemic is over.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I Item 1A of our 2020 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2021 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

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

Results of Operations

Fiscal Three Months (First Quarter) Ended March 27, 2021 and March 28, 2020

Net sales for the first quarter of fiscal 2021 increased 42.5% to $2.79 billion from $1.96 billion for the first quarter of fiscal 2020. Comparable store sales for the first quarter of fiscal 2021 were $2.71 billion, a 38.6% increase as compared to the first quarter of fiscal 2020. In the first quarter of fiscal 2020, net sales increased 7.5% and comparable store sales increased 4.3%.

The comparable store sales results for the first quarter of fiscal 2021 included an increase in comparable average transaction count of 21.0% and an increase in comparable average transaction value of 17.6%, each as compared to the first quarter of fiscal 2020. Our sales performance continued to benefit from growth in new customer acquisition and the re-engagement of lapsed customers as well as a continuation of shifting consumer behavior trends from the COVID-19 pandemic as customers focused on the care of their homes, land, and animals. Additionally, consumer demand in the quarter benefited from favorable weather conditions across much of the country as well as government stimulus. These factors all led to a significant increase in comparable store sales across all major product categories, driven by strong demand for everyday merchandise, including

Index
consumable, usable and edible products and robust growth for summer seasonal categories. All geographic regions of the Company had positive comparable store sales growth of at least 30%. In addition, the Company’s e-commerce sales experienced triple-digit percentage growth for the fourth consecutive quarter.

In addition to comparable store sales growth for the first quarter of fiscal 2021, sales from stores open less than one year were $82.4 million for the first quarter of fiscal 2021, which represented 4.2 percentage points of the 42.5% increase over first quarter fiscal 2020 net sales. For the first quarter of fiscal 2020, sales from stores open less than one year were $60.2 million, which represented 3.3 percentage points of the 7.5% increase over first quarter fiscal 2019 net sales.

The following table summarizes store growth for the fiscal three months ended March 27, 2021 and March 28, 2020:

	Fiscal Three Months Ended
Store Count Information:	March 27, 2021	March 28, 2020
Tractor Supply
Beginning of period	1,923	1,844
New stores opened	21	20
Stores closed	—	(1)
End of period	1,944	1,863
Petsense
Beginning of period	182	180
New stores opened	2	—
Stores closed	(7)	—
End of period	177	180
Consolidated, end of period	2,121	2,043
Stores relocated	—	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 27, 2021 and March 28, 2020:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 27, 2021	March 28, 2020
Livestock and Pet	51%	54%
Hardware, Tools and Truck	21	20
Seasonal, Gift and Toy Products	18	17
Clothing and Footwear	7	6
Agriculture	3	3
Total	100%	100%

Gross profit increased 48.8% to $983.8 million for the first quarter of fiscal 2021 from $661.2 million for the first quarter of fiscal 2020. As a percent of net sales, gross margin in the first quarter of fiscal 2021 increased 148 basis points to 35.2% from 33.8% in the first quarter of fiscal 2020. The increase in gross margin was primarily attributable to a lower depth and frequency of sales promotions and less clearance activity and favorable product mix. These factors were partially offset by higher transportation costs as a percent of net sales.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 37.3% to $753.2 million for the first quarter of fiscal 2021 from $548.7 million for the first quarter of fiscal 2020. As a percent of net sales, SG&A expenses improved 103 basis points to 27.0% for the first quarter of fiscal 2021 from 28.0% for the first quarter of fiscal 2020. The improvement in SG&A as a percent of net sales was primarily attributable to leverage in occupancy and other costs from the increase in comparable store sales. Certain first quarter costs as a percent of net sales were higher than the prior year, driven by incremental costs from incentive compensation and COVID-19 costs of approximately $28 million including investments in pay and benefits and other health and safety related expenses.

Index

Operating income for the first quarter of fiscal 2021 increased 104.9% to $230.5 million compared to $112.5 million in the first quarter of fiscal 2020.

The effective income tax rate was 18.8% in the first quarter of fiscal 2021 compared to 22.1% in the first quarter of fiscal 2020. The improvement in the effective income tax rate was primarily related to a discrete incremental tax benefit associated with share-based compensation compared to the first quarter of 2020. The Company expects the full fiscal year 2021 effective tax rate to be in a range between 22.1% and 22.4%.

As a result of the foregoing factors, net income for the first quarter of fiscal 2021 increased 116.5% to $181.4 million, or $1.55 per diluted share, as compared to net income of $83.8 million, or $0.71 per diluted share, for the first quarter of fiscal 2020.

During the first quarter of fiscal 2021, we repurchased approximately 1.6 million shares of the Company’s common stock at a total cost of $253.4 million as part of our share repurchase program.

Liquidity and Capital Resources

In addition to normal operating expenses, and expenses associated with COVID-19 response, our primary ongoing cash requirements are for new store expansion, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

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

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund its operations, including increased expenses associated with COVID-19, and its capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, through the end of fiscal 2021.

Working Capital

At March 27, 2021, the Company had working capital of $1.40 billion, which decreased $110.0 million from December 26, 2020, and increased $418.8 million from March 28, 2020.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 27, 2021	December 26, 2020	Variance	March 28, 2020	Variance
Current assets:
Cash and cash equivalents	$1,149.9	$1,341.8	$(191.9)	$461.4	$688.5
Inventories	2,084.7	1,783.3	301.4	1,905.9	178.8
Prepaid expenses and other current assets	146.2	133.6	12.6	112.9	33.3
Total current assets	3,380.8	3,258.7	122.1	2,480.2	900.6
Current liabilities:
Accounts payable	1,181.9	976.1	205.8	887.9	294.0
Accrued employee compensation	68.1	119.7	(51.6)	31.1	37.0
Other accrued expenses	377.8	324.8	53.0	234.5	143.3
Current portion of long-term debt	—	—	—	30.0	(30.0)
Current portion of finance lease liabilities	4.7	4.6	0.1	4.2	0.5
Current portion of operating lease liabilities	303.2	298.7	4.5	281.6	21.6
Income taxes payable	40.2	19.9	20.3	24.8	15.4
Total current liabilities	1,975.9	1,743.8	232.1	1,494.1	481.8
Working capital	$1,404.9	$1,514.9	$(110.0)	$986.1	$418.8

Index

In comparison to December 26, 2020, working capital as of March 27, 2021, was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•Cash and cash equivalents decreased due principally to share repurchases, capital expenditures to support our strategic growth, and cash dividends paid to stockholders. These decreases in cash and cash equivalents were partially offset by net cash provided by operating activities in the first three months of fiscal 2021.
•The increase in inventories resulted primarily from an increase in average inventory per store due to normal seasonal patterns as well as the purchase of additional inventory to support new store growth and the strong sales volume trends.
•The increase in accounts payable was strongly correlated to the significant increase in inventory during the first quarter of fiscal 2021.

In comparison to March 28, 2020, working capital as of March 27, 2021, was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, and other accrued expenses.

•The increase in cash and cash equivalents was primarily driven by a significant year-over-year increase in net cash provided by operating activities as well as an increase in borrowings, net of repayments, under our debt facilities. These increases in cash and cash equivalents were partially offset by share repurchases, capital expenditures to support our strategic growth, and cash dividends paid to stockholders.
•The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth as average inventory per store did not fluctuate significantly year-over-year.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth and increased sales volumes during the first quarter of fiscal 2021. However, the inventory balance did not increase at the same rate as accounts payable due to the significant increase in sales and inventory turns in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020, which resulted in a year-over-year increase in the amount of inventory purchases that remain in accounts payable at quarter end.
•The increase in other accrued expenses was driven primarily by Company growth year-over-year as well as the timing of payments and accruals.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 27, 2021	December 26, 2020	March 28, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	140.0
June 2017 Term Loan	—	—	85.0
March 2020 Term Loan	—	—	200.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	445.0
Total outstanding borrowings	1,000.0	1,000.0	1,020.0
Less: unamortized debt discounts and issuance costs	(15.2)	(15.7)	(0.9)
Total debt	984.8	984.3	1,019.1
Less: current portion of long-term debt	—	—	(30.0)
Long-term debt	$984.8	$984.3	$989.1

Outstanding letters of credit	$60.3	$48.7	$39.0
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Index
Operating Activities

Operating activities provided net cash of $177.1 million and $83.9 million in the first three months of fiscal 2021 and fiscal 2020, respectively.  The $93.2 million increase in net cash provided by operating activities in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020	Variance
Net income	$181.4	$83.8	$97.6
Depreciation and amortization	60.1	51.4	8.7
Share-based compensation expense	12.3	6.9	5.4
Deferred income taxes	20.2	1.6	18.6
Inventories and accounts payable	(95.6)	(58.2)	(37.4)
Prepaid expenses and other current assets	(12.6)	(12.0)	(0.6)
Accrued expenses	3.7	(21.0)	24.7
Income taxes	20.3	18.8	1.5
Other, net	(12.7)	12.6	(25.3)
Net cash provided by operating activities	$177.1	$83.9	$93.2

The $93.2 million increase in net cash provided by operating activities in the first three months of fiscal 2021 compared with the first three months of fiscal 2020 resulted from a year-over-year increase in our net income as well as the net impact of changes in our operating assets and liabilities, principally due to Company growth year-over-year as well as the timing of payments and accruals.

Investing Activities

Investing activities used net cash of $100.5 million and $29.3 million in the first three months of fiscal 2021 and fiscal 2020, respectively. The $71.2 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first three months of fiscal 2021 compared to fiscal 2020.

Capital expenditures for the first three months of fiscal 2021 and fiscal 2020 were as follows (in millions):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Existing stores	$48.0	$6.9
Information technology	30.9	9.0
New and relocated stores and stores not yet opened	12.0	11.9
Distribution center capacity and improvements	8.3	0.3
Corporate and other	1.5	1.5
Total capital expenditures	$100.7	$29.6

The increase in spending for existing stores in the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 principally reflects our strategic initiatives related to store remodels, including space productivity and side lot improvements. Spending in the first three months of both fiscal 2021 and 2020 also includes routine refresh activity as well as security enhancements.

The increase in spending for information technology represents continued support of our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, an upgrade to our loyalty program, and other strategic initiatives.

In the first three months of fiscal 2021, the Company opened 21 new Tractor Supply stores compared to 20 new Tractor Supply stores during the first three months of fiscal 2020. The Company also opened two new Petsense stores during the first three months of fiscal 2021 and no Petsense stores during the first three months of fiscal 2020. We expect to open approximately 80

Index
new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2021, but the timing of new store openings in some areas may be delayed as a result of the COVID-19 pandemic, including local and state orders.

The increase in spending for distribution center capacity and improvements in the first three months of fiscal 2021 as compared to the first three months of fiscal 2020 is related to a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022.

Our projected capital expenditures for fiscal 2021 are currently estimated to be in a range of approximately $450 million to $550 million. The capital expenditures include our new store growth plans for approximately 80 new Tractor Supply stores and 10 new Petsense stores as well as the construction of our new distribution center in Navarre, Ohio. We also plan to support our strategic growth initiatives related to space productivity and side lot improvements in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used net cash of $268.4 million in the first three months of fiscal 2021 compared to providing net cash of $322.6 million in the first three months of fiscal 2020. The $591.0 million change in net cash used by financing activities in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020	Variance
Net borrowings and repayments under debt facilities	$—	$622.5	$(622.5)
Repurchase of common stock	(253.4)	(263.2)	9.8
Net proceeds from issuance of common stock	58.7	10.6	48.1
Cash dividends paid to stockholders	(60.6)	(40.8)	(19.8)
Other, net	(13.1)	(6.5)	(6.6)
Net cash (used in)/provided by financing activities	$(268.4)	$322.6	$(591.0)

The $591.0 million change in net cash used by financing activities in the first three months of fiscal 2021 compared with the first three months of fiscal 2020 is due to principally to a decrease in net borrowings under debt facilities during the respective periods, partially offset by an increase in net proceeds from the issuance of common stock related to the exercise of stock awards. Net borrowings under debt facilities in the first three months of fiscal 2020 included the addition of the $200 million March 2020 Term Loan and the $350 million April 2020 Term Loan as described in Note 5 to the Condensed Consolidated Financial Statements, each of which was repaid in full in the fourth quarter of fiscal 2020 and is no longer in effect.

Dividends

During the first three months of fiscal 2021 and fiscal 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

February 5, 2020	$0.35	February 24, 2020	March 10, 2020

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors that the Company’s Board of Directors deem relevant.

Index
On May 5, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on June 8, 2021, to stockholders of record as of the close of business on May 24, 2021.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of March 27, 2021, the Company had remaining authorization under the share repurchase program of $890.5 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 27, 2021 and March 28, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 27, 2021	March 28, 2020
Total number of shares repurchased	1,600	2,853
Average price paid per share	$158.35	$92.28
Total cash paid for share repurchases	$253,409	$263,219

Pending Acquisition

On February 17, 2021, the Company announced that it has entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions.

Off-Balance Sheet Arrangements

There have been no material changes in the Company's off-balance sheet arrangements during the fiscal quarter ended March 27, 2021. The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

The Company is building a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At March 27, 2021, the Company had contractual commitments of approximately $75 million related to the construction of this new distribution center.

At March 27, 2021, there were $60.3 million of outstanding letters of credit under the Senior Credit Facility.

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

See the Notes to the Consolidated Financial Statements in our 2020 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

Refer to Note 12 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 27, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. As of March 27, 2021, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of March 27, 2021.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 27, 2021, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 10 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2020 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2020 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2021 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 27, 2020 - January 23, 2021		172,500	$145.93	172,500	$1,118,686,709
January 24, 2021 - February 20, 2021	(a)	542,496	150.40	461,502	1,049,167,055
February 21, 2021 - March 27, 2021		966,352	164.24	966,352	890,467,715
Total		1,681,348	$158.35	1,600,354	$890,467,715
(a) The number of shares purchased and average price paid per share includes 80,994 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of January 24, 2021 - February 20, 2021.

We expect to implement the balance of the share repurchase program through purchases made from time to time either in the open market or through private transactions, in accordance with regulations of the SEC and other applicable legal requirements. The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.
Any additional share repurchase programs will be subject to the discretion of our Board of Directors and will depend upon earnings, financial condition, and capital needs of the Company, along with any other factors which the Board of Directors deem relevant. The program may be limited, temporarily paused, or terminated at any time, without prior notice.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Index
Item 6.  Exhibits

Exhibit
10.1        Change in Control Agreement, dated as of March 8, 2021, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, Commission file No. 000-23314, and incorporated herein by reference).+

10.2        Form of Change in Control Agreement, dated as of March 8, 2021, by and between Tractor Supply Company and each of Kurt D. Barton, Robert D. Mills, John P. Ordus, Jonathan S. Estep, Melissa D. Kersey, Colin W. Yankee, Noni L. Ellison, Christi C. Korzekwa, and Matthew L. Rubin (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, Commission file No. 000-23314, and incorporated herein by reference).+

10.3*        Offer Letter between Melissa D. Kersey and Tractor Supply Company.+

31.1*        Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*        Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**        Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*        The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*        The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 6, 2021	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)