Form 10-Q
period 2021-06-26
TRACTOR SUPPLY CO /DE/
filed 2021-08-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 26, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 24, 2021
Common Stock, $0.008 par value	114,338,347

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 26, 2021	December 26, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,412,001	$1,341,756	$1,206,366
Inventories	1,992,824	1,783,270	1,688,508
Prepaid expenses and other current assets	162,318	133,659	135,238
Total current assets	3,567,143	3,258,685	3,030,112

Property and equipment, net	1,333,852	1,248,960	1,148,225
Operating lease right-of-use assets	2,675,030	2,423,881	2,268,623
Goodwill and other intangible assets	55,520	55,520	124,492
Deferred income taxes	18,772	31,586	12,866
Other assets	37,571	30,484	26,757
Total assets	$7,687,888	$7,049,116	$6,611,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,221,911	$976,096	$1,003,697
Accrued employee compensation	84,810	119,701	77,419
Other accrued expenses	381,836	324,813	270,463
Current portion of long-term debt	—	—	380,000
Current portion of finance lease liabilities	4,771	4,554	4,319
Current portion of operating lease liabilities	306,125	298,696	287,326
Income taxes payable	84,078	19,938	133,830
Total current liabilities	2,083,531	1,743,798	2,157,054

Long-term debt	985,353	984,324	536,051
Finance lease liabilities, less current portion	30,672	33,096	32,093
Operating lease liabilities, less current portion	2,488,088	2,220,904	2,087,934
Other long-term liabilities	120,131	143,154	102,213
Total liabilities	5,707,775	5,125,276	4,915,345

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,410	1,401	1,396
Additional paid-in capital	1,175,123	1,095,500	1,024,089
Treasury stock	(3,813,667)	(3,356,953)	(3,277,215)
Accumulated other comprehensive loss	(798)	(3,243)	(6,335)
Retained earnings	4,618,045	4,187,135	3,953,795
Total stockholders’ equity	1,980,113	1,923,840	1,695,730
Total liabilities and stockholders’ equity	$7,687,888	$7,049,116	$6,611,075

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,223, 175,128, and 174,476 shares issued; 114,623, 116,246, and 116,180 shares outstanding at June 26, 2021, December 26, 2020, and June 27, 2020, respectively.
Treasury Stock (at cost, shares in thousands): 61,600, 58,882, and 58,296 shares at June 26, 2021, December 26, 2020, and June 27, 2020, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$3,601,559	$3,176,327	$6,393,895	$5,135,515
Cost of merchandise sold	2,314,074	2,019,514	4,122,630	3,317,453
Gross profit	1,287,485	1,156,813	2,271,265	1,818,062
Selling, general and administrative expenses	736,749	656,520	1,429,939	1,153,795
Depreciation and amortization	64,853	52,547	124,907	103,983
Operating income	485,883	447,746	716,419	560,284
Interest expense, net	6,701	8,438	13,922	13,487
Income before income taxes	479,182	439,308	702,497	546,797
Income tax expense	109,160	100,630	151,121	124,342
Net income	$370,022	$338,678	$551,376	$422,455

Net income per share – basic	$3.21	$2.92	$4.77	$3.63
Net income per share – diluted	$3.19	$2.90	$4.73	$3.61

Weighted average shares outstanding:
Basic	115,133	115,912	115,643	116,325
Diluted	116,091	116,812	116,659	117,122

Dividends declared per common share outstanding	$0.52	$0.35	$1.04	$0.70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$370,022	$338,678	$551,376	$422,455

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	320	(1,284)	2,445	(6,534)
Total other comprehensive income/(loss)	320	(1,284)	2,445	(6,534)
Total comprehensive income	$370,342	$337,394	$553,821	$415,921

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. (Loss)/Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

Common stock issuance under stock award plans & ESPP	154	1	11,317				11,318
Share-based compensation expense			10,876				10,876
Repurchase of shares to satisfy tax obligations			(1,521)				(1,521)
Repurchase of common stock	(1,118)			(203,305)			(203,305)
Cash dividends paid to stockholders						(59,896)	(59,896)
Change in fair value of interest rate swaps, net of taxes					320		320
Net income						370,022	370,022
Stockholders’ equity at June 26, 2021	114,623	$1,410	$1,175,123	$(3,813,667)	$(798)	$4,618,045	$1,980,113

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

Common stock issuance under stock award plans & ESPP	588	5	39,732				39,737
Share-based compensation expense			7,504				7,504
Repurchase of shares to satisfy tax obligations			(1,984)				(1,984)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(40,644)	(40,644)
Change in fair value of interest rate swaps, net of taxes					(1,284)		(1,284)
Net income						338,678	338,678
Stockholders’ equity at June 27, 2020	116,180	$1,396	$1,024,089	$(3,277,215)	$(6,335)	$3,953,795	$1,695,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$551,376	$422,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,907	103,983
Loss/(gain) on disposition of property and equipment	3,752	(342)
Share-based compensation expense	23,194	14,449
Deferred income taxes	12,814	(13,019)
Change in assets and liabilities:
Inventories	(209,554)	(85,727)
Prepaid expenses and other current assets	(28,659)	(34,373)
Accounts payable	245,815	360,661
Accrued employee compensation	(34,891)	37,664
Other accrued expenses	59,247	24,908
Income taxes	64,140	127,846
Other	(3,234)	34,633
Net cash provided by operating activities	808,907	993,138
Cash flows from investing activities:
Capital expenditures	(216,029)	(86,624)
Proceeds from sale of property and equipment	316	646
Net cash used in investing activities	(215,713)	(85,978)
Cash flows from financing activities:
Borrowings under debt facilities	—	1,159,000
Repayments under debt facilities	—	(639,000)
Debt discounts and issuance costs	—	(1,237)
Principal payments under finance lease liabilities	(2,207)	(2,035)
Repurchase of shares to satisfy tax obligations	(13,588)	(7,391)
Repurchase of common stock	(456,714)	(263,219)
Net proceeds from issuance of common stock	70,026	50,340
Cash dividends paid to stockholders	(120,466)	(81,493)
Net cash (used in)/provided by financing activities	(522,949)	214,965
Net change in cash and cash equivalents	70,245	1,122,125
Cash and cash equivalents at beginning of period	1,341,756	84,241
Cash and cash equivalents at end of period	$1,412,001	$1,206,366

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,626	$10,587
Income taxes	74,457	6,825

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$10,418	$5,789
Increase of operating lease assets and liabilities from new or modified leases	404,100	219,105
Increase of finance lease assets and liabilities from new or modified leases	—	4,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle), as well as tradesmen and small businesses. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 26, 2021, the Company operated a total of 2,129 retail stores in 49 states (1,955 Tractor Supply and Del’s retail stores and 174 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.0 billion in borrowings under its debt facilities at June 26, 2021 and December 26, 2020, and $917.5 million in borrowings under its debt facilities at June 27, 2020. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest, was a net liability of $1.1 million, $4.4 million, and $8.5 million at June 26, 2021, December 26, 2020, and June 27, 2020, respectively.

Index

Note 3 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and transactions under our Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all stock options, restricted stock units, and performance-based restricted share units plus a 15% discount on shares purchased by employees as a part of the ESPP. The discount under the ESPP represents the difference between the purchase date market value and the employee’s purchase price.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended
June 26, 2021.

Share-based compensation expense was $10.9 million and $7.5 million for the second quarter of fiscal 2021 and 2020, respectively, and $23.2 million and $14.4 million for the first six months of fiscal 2021 and 2020, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2021:

Fiscal Six Months Ended
June 26, 2021
Stock options granted	244,189
Weighted average exercise price	$144.98
Weighted average grant date fair value per option	$30.57

As of June 26, 2021, total unrecognized compensation expense related to non-vested stock options was approximately $11.8 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2021:

Fiscal Six Months Ended
June 26, 2021
Restricted stock units granted	262,888
Performance-based restricted share units granted (a)	59,120
Weighted average grant date fair value per share	$142.99
(a) Assumes 100% target level achievement of the relative performance targets.

In the first six months of fiscal 2021, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant.

As of June 26, 2021, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $65.3 million with a remaining weighted average expense recognition period of 2.1 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	June 26, 2021			June 27, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$370,022	115,133	$3.21	$338,678	115,912	$2.92
Dilutive effect of share-based awards	—	958	(0.02)	—	900	(0.02)
Diluted net income per share:	$370,022	116,091	$3.19	$338,678	116,812	$2.90

	Fiscal Six Months Ended			Fiscal Six Months Ended
	June 26, 2021			June 27, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$551,376	115,643	$4.77	$422,455	116,325	$3.63
Dilutive effect of share-based awards	—	1,016	(0.04)	—	797	(0.02)
Diluted net income per share:	$551,376	116,659	$4.73	$422,455	117,122	$3.61

Anti-dilutive stock awards excluded from the above calculations totaled less than 0.1 million shares and approximately 0.5 million shares for the fiscal three months ended June 26, 2021 and June 27, 2020, respectively, and approximately 0.2 million and 0.6 million shares for the fiscal six months ended June 26, 2021 and June 27, 2020, respectively.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 26, 2021	December 26, 2020	June 27, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	135.0
June 2017 Term Loan	—	—	82.5
March 2020 Term Loan	—	—	200.0
April 2020 Term Loan	—	—	350.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	917.5
Less: unamortized debt discounts and issuance costs	(14.6)	(15.7)	(1.4)
Total debt	985.4	984.3	916.1
Less: current portion of long-term debt	—	—	(380.0)
Long-term debt	$985.4	$984.3	$536.1

Outstanding letters of credit	$68.1	$48.7	$52.4

Index
1.75% Senior Notes due 2030

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). The entire principal amount of the 1.75% Senior Notes is due in full on November 1, 2030. Interest is payable semi-annually in arrears on each November 1 and May 1. The terms of the 1.75% Senior Notes are governed by an indenture dated as of October 30, 2020 (the “Base Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a first supplemental indenture dated as of October 30, 2020 (the “Supplemental Indenture”), between the Company and Regions Bank, as trustee.

The 1.75% Senior Notes are senior unsecured debt obligations of the Company and will rank equally with the Company’s other senior unsecured liabilities and senior to any future subordinated indebtedness of the Company. The 1.75% Senior Notes are subject to customary covenants restricting the Company’s ability, subject to certain exceptions, to incur debt secured by liens, to enter into sale and leaseback transactions, or to merge or consolidate with another entity or sell substantially all of its assets to another person.

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

If a Change of Control Triggering Event (as defined in the Supplemental Indenture) occurs, unless the Company has exercised its right to redeem the 1.75% Senior Notes, holders of the 1.75% Senior Notes may require the Company to repurchase all or any part of such holder’s 1.75% Senior Notes at a purchase price of 101% of the principal amount of the 1.75% Senior Notes being purchased, plus accrued and unpaid interest, if any, on such 1.75% Senior Notes to, but not including, the purchase date. Upon the occurrence of an event of default with respect to the 1.75% Senior Notes, which includes payment defaults, defaults in the performance of certain covenants, cross defaults, and bankruptcy and insolvency related defaults, the Company’s obligations under the 1.75% Senior Notes may be accelerated, in which case the entire principal amount of the 1.75% Senior Notes would be due and payable immediately.

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

Index
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

Borrowings under both the Revolver and the November 2020 Term Loan each bear interest either at the bank’s base rate (3.250% at June 26, 2021) plus an additional amount ranging from 0.000% to 0.375% (0.125% at June 26, 2021) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.096% at June 26, 2021) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at June 26, 2021), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at June 26, 2021), adjusted based on the Company's public credit ratings.

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

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of June 26, 2021, the Company was in compliance with all debt covenants.

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

As of June 26, 2021, amounts to be reclassified from Accumulated Other Comprehensive Income (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of June 26, 2021.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	June 26, 2021	December 26, 2020	June 27, 2020
Interest rate swaps (long-term portion)	Other assets	$167	$—	$—
Total derivative assets		$167	$—	$—

Interest rate swaps (short-term portion)	Other accrued expenses	$1,240	$1,227	$3,112
Interest rate swaps (long-term portion)	Other long-term liabilities	—	3,137	5,403
Total derivative liabilities		$1,240	$4,364	$8,515

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	June 26, 2021	December 26, 2020	June 27, 2020
Beginning fiscal year AOCI balance	$(3,243)	$199	$199

Current fiscal period gain/(loss) recognized in OCI	2,445	(5,666)	(6,534)
Amounts reclassified from AOCI	—	2,224	—
Other comprehensive gain/(loss), net of tax	2,445	(3,442)	(6,534)
Ending fiscal period AOCI balance	$(798)	$(3,243)	$(6,335)

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index
The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Six Months Ended
	Financial Statement Location	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Amount of gains/(losses) recognized in OCI during the period	Other comprehensive income/(loss)	$430	$(1,726)	$3,291	$(8,782)

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Income tax expense/(benefit) of interest rate swaps on AOCI	$110	$(442)	$846	$(2,248)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company’s default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at June 26, 2021, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of June 26, 2021, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

Dividends

During the first six months of fiscal 2021 and 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

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

On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on September 8, 2021, to stockholders of record as of the close of business on August 23, 2021.

Index
Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of June 26, 2021, the Company had remaining authorization under the share repurchase program of $687.2 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 26, 2021 and June 27, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total number of shares repurchased	1,118	—	2,718	2,853
Average price paid per share	$181.81	$—	$168.00	$92.28
Total cash paid for share repurchases	$203,305	$—	$456,714	$263,219

Note 9 – Income Taxes:

The Company’s effective income tax rate was 22.8% in the second quarter of fiscal 2021 compared to 22.9% in the second quarter of fiscal 2020. The effective income tax rate was 21.5% in the first six months of fiscal 2021 compared to 22.7% in the first six months of fiscal 2020. The improvement in the effective income tax rate in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily related to a discrete incremental tax benefit associated with share-based compensation.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At June 26, 2021, the Company had contractual commitments of approximately $75 million related to the construction of this new distribution center.

Letters of Credit

At June 26, 2021, there were $68.1 million of outstanding letters of credit under the Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleges that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company’s commitment to and support for diversity and inclusion. The Company disputes the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff’s failure to make a demand on the Board of Directors and to state a claim upon which relief may be granted. While the ultimate outcome of this matter is currently not determinable, we do not believe this litigation will have a material impact on our Condensed Consolidated Financial Statements.

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and six months ended June 26, 2021 and June 27, 2020:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category:	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Livestock and Pet	45%	43%	47%	47%
Seasonal, Gift and Toy Products	25	26	22	22
Hardware, Tools and Truck	20	21	21	21
Clothing and Footwear	5	5	6	5
Agriculture	5	5	4	5
Total	100%	100%	100%	100%

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

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the efficacy and distribution of COVID-19 vaccines, the timing and acceptance of new products, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), transportation costs, constraints in the supply chain affecting timing and availability of merchandise inventory, the ability to increase sales at existing stores or on our e-commerce platforms, the ability to manage growth and identify suitable locations, the ability to complete acquisitions on expected terms, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and to execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the ability to open distribution centers in the anticipated timeframe and within budget, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the effectiveness of the Company’s responses to COVID-19, including our efforts to make a vaccine available to our employees, and customer response with respect to those actions, the refusal by our employees and the public generally to be vaccinated against COVID-19, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Part I, Item 1A of our 2020 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, encouraging vaccination efforts, providing personal protective equipment to our team members, following local and federal guidance regarding the use of masks in our facilities, maintaining enhanced services for cleaning and sanitation, continuing to provide additional functionality to support

Index
contactless shopping experiences, adding services for cleaning and sanitation in our stores and distribution centers, promoting social distancing and cleaning actions in our stores, and continuing to offer remote work plans at our store support center.

As further described in the results of operations, our net sales have continued to increase due to customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this pandemic have increased as a result of the aforementioned actions we have taken, and continue to take, to support and promote the safety and well-being of our team members and customers, and we believe many of these incremental costs will continue after the pandemic is over.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I, Item 1A of our 2020 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2021 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

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

Performance Metrics

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

Transaction Count and Transaction Value

Transaction count and transaction value metrics are used by the Company to measure sales performance. Transaction count represents the number of customer transactions during a given period. Transaction value represents the average amount paid per transaction and is calculated as net sales divided by the total number of customer transactions during a given period.

Index
Results of Operations

Fiscal Three Months (Second Quarter) Ended June 26, 2021 and June 27, 2020

Net sales for the second quarter of fiscal 2021 increased 13.4% to $3.60 billion from $3.18 billion for the second quarter of fiscal 2020. Comparable store sales for the second quarter of fiscal 2021 were $3.52 billion, a 10.5% increase as compared to the second quarter of fiscal 2020. In the second quarter of fiscal 2020, net sales increased 35.0% and comparable store sales increased 30.5%.

The comparable store sales results for the second quarter of fiscal 2021 included an increase in comparable average transaction count of 4.5% and an increase in comparable average transaction value of 6.0%, each as compared to the second quarter of fiscal 2020. Our sales performance continued to benefit from growth in new customer acquisition and the re-engagement of lapsed customers as well as a continuation of shifting consumer behavior trends from the COVID-19 pandemic as customers focused on the care of their homes, land, and animals. To a lesser extent, our consumer demand also benefited from government stimulus. These factors all led to an increase in comparable store sales across all major product categories, driven by robust growth for everyday merchandise, including consumable, usable and edible ("C.U.E.") products and solid demand for spring and summer seasonal categories. All geographic regions of the Company had positive comparable store sales growth. In addition, the Company’s e-commerce sales also experienced growth compared to the prior year second quarter and achieved a record sales level during the second quarter of 2021.

In addition to comparable store sales growth for the second quarter of fiscal 2021, sales from stores open less than one year were $101.0 million for the second quarter of fiscal 2021, which represented 3.2 percentage points of the 13.4% increase over second quarter fiscal 2020 net sales. For the second quarter of fiscal 2020, sales from stores open less than one year were $110.2 million, which represented 4.7 percentage points of the 35.0% increase over second quarter fiscal 2019 net sales.

The following table summarizes store growth for the fiscal three months ended June 26, 2021 and June 27, 2020:

	Fiscal Three Months Ended
Store Count Information:	June 26, 2021	June 27, 2020
Tractor Supply
Beginning of period	1,944	1,863
New stores opened	11	18
Stores closed	—	—
End of period	1,955	1,881
Petsense
Beginning of period	177	180
New stores opened	1	3
Stores closed	(4)	(3)
End of period	174	180
Consolidated, end of period	2,129	2,061
Stores relocated	—	—

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 26, 2021 and June 27, 2020:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 26, 2021	June 27, 2020
Livestock and Pet	45%	43%
Seasonal, Gift and Toy Products	25	26
Hardware, Tools and Truck	20	21
Clothing and Footwear	5	5
Agriculture	5	5
Total	100%	100%

Gross profit increased 11.3% to $1.29 billion for the second quarter of fiscal 2021 from $1.16 billion for the second quarter of fiscal 2020. As a percent of net sales, gross margin in the second quarter of fiscal 2021 decreased 67 basis points to 35.8% from 36.4% in the second quarter of fiscal 2020. The decrease in gross margin as a percent of net sales was primarily driven by higher transportation costs, the initial impact from the relaunch of the Company’s Neighbor’s Club loyalty program and product mix shift towards C.U.E. products. Partially offsetting the decrease was the Company’s price management program.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 13.1% to $801.6 million for the second quarter of fiscal 2021 from $709.1 million for the second quarter of fiscal 2020. As a percent of net sales, SG&A expenses were 22.3%, a 6 basis point improvement over the prior year's second quarter. The improvement in SG&A as a percent of net sales was primarily attributable to lower COVID-19 pandemic response costs and decreased incentive compensation as well as leverage in occupancy and other fixed costs from the increase in comparable store sales. The leverage from these SG&A expenses was partially offset by higher wage rates, additional store labor hours and investments in the Company’s strategic initiatives. COVID-19 pandemic response costs in the second quarter of fiscal 2021 of approximately $13 million consisted of sick pay, benefits, and other health and safety related expenses.

Operating income for the second quarter of fiscal 2021 increased 8.5% to $485.9 million compared to $447.8 million in the second quarter of fiscal 2020.

The effective income tax rate was 22.8% in the second quarter of fiscal 2021 compared to 22.9% in the second quarter of fiscal 2020.

As a result of the foregoing factors, net income for the second quarter of fiscal 2021 increased 9.3% to $370.0 million, or $3.19 per diluted share, as compared to net income of $338.7 million, or $2.90 per diluted share, for the second quarter of fiscal 2020.

During the second quarter of fiscal 2021, we repurchased approximately 1.1 million shares of the Company’s common stock at a total cost of $203.3 million as part of our share repurchase program.

Fiscal Six Months Ended June 26, 2021 and June 27, 2020

Net sales increased 24.5% to $6.39 billion for the first six months of fiscal 2021 from $5.14 billion for the first six months of fiscal 2020. Comparable store sales for the first six months of fiscal 2021 were $6.23 billion, a 21.2% increase as compared to the first six months of fiscal 2020. Net sales increased 23.0% and comparable store sales increased 19.0% in the first six months of fiscal 2020.

The comparable store sales results for the first six months of fiscal 2021 included an increase in comparable average transaction count of 11.5% and an increase in comparable average transaction value of 9.7%, each as compared to the first six months of fiscal 2020. Our sales performance continued to benefit from growth in new customer acquisition and the re-engagement of lapsed customers as well as a continuation of shifting consumer behavior trends from the COVID-19 pandemic as customers focused on the care of their homes, land, and animals. Additionally, consumer demand benefited from favorable weather conditions in the first quarter as well as government stimulus throughout the first six months of fiscal 2021. These factors all led to a significant increase in comparable store sales across all major product categories, driven by strong demand for everyday merchandise, including C.U.E. products, as well as spring and summer seasonal categories. All geographic regions of the

Index
Company had positive comparable store sales growth. In addition, the Company’s e-commerce sales also experienced growth compared to the prior year period and achieved a record sales level during the first six months of 2021.

In addition to comparable store sales growth for the first six months of fiscal 2021, sales from stores open less than one year were $183.4 million for the first six months of fiscal 2021, which represented 3.6 percentage points of the 24.5% increase over the first six months of fiscal 2020 net sales. For the first six months of fiscal 2020, sales from stores open less than one year were $170.4 million, which represented 4.1 percentage points of the 23.0% increase over the first six months of fiscal 2019 net sales.

The following table summarizes store growth for the fiscal six months ended June 26, 2021 and June 27, 2020:

	Fiscal Six Months Ended
Store Count Information:	June 26, 2021	June 27, 2020
Tractor Supply
Beginning of period	1,923	1,844
New stores opened	32	38
Stores closed	—	(1)
End of period	1,955	1,881
Petsense
Beginning of period	182	180
New stores opened	3	3
Stores closed	(11)	(3)
End of period	174	180
Consolidated, end of period	2,129	2,061
Stores relocated	—	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 26, 2021 and June 27, 2020:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 26, 2021	June 27, 2020
Livestock and Pet	47%	47%
Seasonal, Gift and Toy Products	22	22
Hardware, Tools and Truck	21	21
Clothing and Footwear	6	5
Agriculture	4	5
Total	100%	100%

Gross profit increased 24.9% to $2.27 billion for the first six months of fiscal 2021 from $1.82 billion for the first six months of fiscal 2020. As a percent of net sales, gross margin in the first six months of fiscal 2021 increased 12 basis points to 35.5% from 35.4% in the first six months of fiscal 2020. The increase in gross margin was primarily attributable to a lower depth and frequency of sales promotions and less clearance activity, particularly in the first quarter, as well as benefits from the Company's price management program. Partially offsetting these factors were higher transportation costs as a percent of net sales and the initial impact from the relaunch of the Company's Neighbor's Club loyalty program.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 23.6% to $1.55 billion for the first six months of fiscal 2021 from $1.26 billion for the first six months of fiscal 2020. As a percent of net sales, SG&A expenses decreased 18 basis points to 24.3% for the first six months of fiscal 2021 from 24.5% for the first six months of fiscal 2020. The improvement in SG&A as a percent of net sales was primarily attributable to decreasing COVID-19 pandemic response costs during the second quarter as well as leverage in occupancy and other fixed costs from the increase in comparable store sales. These factors were partially offset by higher wage rates, additional store labor hours, and investments

Index
in the Company's strategic initiatives. COVID-19 pandemic response costs for the first six months of fiscal 2021 of approximately $41 million consisted of sick pay, benefits, and other health and safety related expenses.

Operating income for the first six months of fiscal 2021 increased 27.9% to $716.4 million compared to $560.3 million in the first six months of fiscal 2020.

The effective income tax rate was 21.5% in the first six months of fiscal 2021 compared to 22.7% in the first six months of fiscal 2020. The improvement in the effective income tax rate in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 was primarily related to a discrete incremental tax benefit associated with share-based compensation. The Company expects the full fiscal year 2021 effective tax rate to be in a range between 22.1% and 22.4%.

As a result of the foregoing factors, net income for the first six months of fiscal 2021 increased 30.5% to $551.4 million, or $4.73 per diluted share, as compared to net income of $422.5 million, or $3.61 per diluted share, for the first six months of fiscal 2020.

During the first six months of fiscal 2021, we repurchased approximately 2.7 million shares of the Company’s common stock at a total cost of $456.7 million as part of our share repurchase program.

Liquidity and Capital Resources

In addition to normal operating expenses, and expenses associated with our COVID-19 response, our primary ongoing cash requirements are for new store expansion, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

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

Index
Working Capital

At June 26, 2021, the Company had working capital of $1.48 billion, which decreased $31.3 million from December 26, 2020, and increased $610.5 million from June 27, 2020.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 26, 2021	December 26, 2020	Variance	June 27, 2020	Variance
Current assets:
Cash and cash equivalents	$1,412.0	$1,341.8	$70.2	$1,206.4	$205.6
Inventories	1,992.8	1,783.3	209.5	1,688.5	304.3
Prepaid expenses and other current assets	162.3	133.6	28.7	135.2	27.1
Total current assets	3,567.1	3,258.7	308.4	3,030.1	537.0
Current liabilities:
Accounts payable	1,221.9	976.1	245.8	1,003.7	218.2
Accrued employee compensation	84.8	119.7	(34.9)	77.4	7.4
Other accrued expenses	381.8	324.8	57.0	270.5	111.3
Current portion of long-term debt	—	—	—	380.0	(380.0)
Current portion of finance lease liabilities	4.8	4.6	0.2	4.3	0.5
Current portion of operating lease liabilities	306.1	298.7	7.4	287.3	18.8
Income taxes payable	84.1	19.9	64.2	133.8	(49.7)
Total current liabilities	2,083.5	1,743.8	339.7	2,157.0	(73.5)
Working capital	$1,483.6	$1,514.9	$(31.3)	$873.1	$610.5

In comparison to December 26, 2020, working capital as of June 26, 2021, was impacted most significantly by changes in inventories and accounts payable.

•The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth and strong sales volume trends and, to a lesser extent, the impact of inflation.
•The increase in accounts payable was driven by the significant increase in inventory during the first six months of fiscal 2021; however, the growth in accounts payable was higher than the growth in inventory due to the increase in sales and inventory turns, which resulted in an increase in the amount of inventory purchases that remain in accounts payable at quarter end.

In comparison to June 27, 2020, working capital as of June 26, 2021, was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, the current portion of long-term debt, and other accrued expenses.

•The increase in cash and cash equivalents was primarily driven by an increase in net cash provided by operating activities and, to a lesser extent, an increase in borrowings, net of repayments, under our debt facilities. These increases in cash and cash equivalents were partially offset by share repurchases, capital expenditures to support our strategic growth, and cash dividends paid to stockholders.
•The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store which was driven by strong sales volume trends and the impact of inflation.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth and strong sales volume trends.
•The decrease in the current portion of long-term debt was related to the repayment of all short-term debt obligations, including the $350 million April 2020 Term Loan borrowing, which was executed in the prior year in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. These borrowings were repaid in full in the fourth quarter of fiscal 2020 and are no longer in effect.
•The increase in other accrued expenses was driven primarily by Company growth year-over-year as well as the timing of payments and accruals.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 26, 2021	December 26, 2020	June 27, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	135.0
June 2017 Term Loan	—	—	82.5
March 2020 Term Loan	—	—	200.0
April 2020 Term Loan	—	—	350.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	917.5
Less: unamortized debt discounts and issuance costs	(14.6)	(15.7)	(1.4)
Total debt	985.4	984.3	916.1
Less: current portion of long-term debt	—	—	(380.0)
Long-term debt	$985.4	$984.3	$536.1

Outstanding letters of credit	$68.1	$48.7	$52.4
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $808.9 million and $993.1 million in the first six months of fiscal 2021 and fiscal 2020, respectively.  The $184.2 million decrease in net cash provided by operating activities in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 26, 2021	June 27, 2020	Variance
Net income	$551.4	$422.5	$128.9
Depreciation and amortization	124.9	104.0	20.9
Share-based compensation expense	23.2	14.4	8.8
Deferred income taxes	12.8	(13.0)	25.8
Inventories and accounts payable	36.3	274.9	(238.6)
Prepaid expenses and other current assets	(28.7)	(34.4)	5.7
Accrued expenses	24.4	62.6	(38.2)
Income taxes	64.1	127.8	(63.7)
Other, net	0.5	34.3	(33.8)
Net cash provided by operating activities	$808.9	$993.1	$(184.2)

The $184.2 million decrease in net cash provided by operating activities in the first six months of fiscal 2021 compared with the first six months of fiscal 2020 resulted from a lower year-over-year increase in our operating assets and liabilities, partially offset by an increase in our net income. Operating assets and liabilities increased in both the first six months of fiscal 2021 and fiscal 2020 due to Company growth as well as the timing of payments and accruals; however, the increase was less significant in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 which resulted in a lower year-over-year amount of net cash provided by operating activities.

Index
Investing Activities

Investing activities used net cash of $215.7 million and $86.0 million in the first six months of fiscal 2021 and fiscal 2020, respectively. The $129.7 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first six months of fiscal 2021 compared to fiscal 2020.

Capital expenditures for the first six months of fiscal 2021 and fiscal 2020 were as follows (in millions):

	Fiscal Six Months Ended
	June 26, 2021	June 27, 2020
Existing stores	$120.1	$16.0
Information technology	51.8	36.0
New and relocated stores and stores not yet opened	28.7	27.1
Distribution center capacity and improvements	11.8	6.0
Corporate and other	3.6	1.5
Total capital expenditures	$216.0	$86.6

The increase in spending for existing stores in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 principally reflects our strategic initiatives related to store remodels, including space productivity and side lot improvements. Spending in the first six months of both fiscal 2021 and 2020 also includes routine refresh activity as well as security enhancements.

The increase in spending for information technology represents continued support of our omni-channel initiatives, as well as improvements in security and compliance, enhancements to our customer relationship management program, mobility in our stores, an upgrade to our loyalty program, and other strategic initiatives.

In the first six months of fiscal 2021, the Company opened 32 new Tractor Supply stores compared to 38 new Tractor Supply stores during the first six months of fiscal 2020. The Company also opened three new Petsense stores during the first six months of fiscal 2021 and three new Petsense stores during the first six months of fiscal 2020. We expect to open approximately 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2021, but the timing of new store openings in some areas may be delayed as a result of the COVID-19 pandemic, including local and state orders.

The increase in spending for distribution center capacity and improvements in the first six months of fiscal 2021 as compared to the first six months of fiscal 2020 is related to beginning construction of a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022.

Our projected capital expenditures for fiscal 2021 are currently estimated to be in a range of approximately $500 million to $600 million. The capital expenditures include our new store growth plans for approximately 80 new Tractor Supply stores and 10 new Petsense stores as well as the construction of our new distribution center in Navarre, Ohio. We also plan to support our strategic growth initiatives related to store remodels, space productivity, and side lot improvements in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Index
Financing Activities

Financing activities used net cash of $522.9 million in the first six months of fiscal 2021 compared to providing net cash of $215.0 million in the first six months of fiscal 2020. The $737.9 million change in net cash used in financing activities in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 26, 2021	June 27, 2020	Variance
Net borrowings and repayments under debt facilities	$—	$520.0	$(520.0)
Repurchase of common stock	(456.7)	(263.2)	(193.5)
Net proceeds from issuance of common stock	70.0	50.3	19.7
Cash dividends paid to stockholders	(120.5)	(81.5)	(39.0)
Other, net	(15.7)	(10.6)	(5.1)
Net cash (used in)/provided by financing activities	$(522.9)	$215.0	$(737.9)

The $737.9 million change in net cash used in financing activities in the first six months of fiscal 2021 compared with the first six months of fiscal 2020 is principally due to actions taken in the first six months of fiscal 2020 intended to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, including borrowings under our debt facilities as well as a temporary suspension of our share repurchase program.

In the first six months of fiscal 2020 the Company's net borrowings under its debt facilities included the addition of the $200 million March 2020 Term Loan and the $350 million April 2020 Term Loan, each of which was repaid in full during the fourth quarter of fiscal 2020 as described in Note 5 to the Condensed Consolidated Financial Statements. The Company had no borrowing or repayment activity related to its debt facilities in the first six months of fiscal 2021.

Repurchases of common stock in the first six months of fiscal 2020 were impacted by the temporary suspension of our share repurchase program effective March 12, 2020 until November 5, 2020.

Dividends

During the first six months of fiscal 2021 and fiscal 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

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

On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on September 8, 2021, to stockholders of record as of the close of business on August 23, 2021.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases.

Index
The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of June 26, 2021, the Company had remaining authorization under the share repurchase program of $687.2 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and six months ended June 26, 2021 and June 27, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Total number of shares repurchased	1,118	—	2,718	2,853
Average price paid per share	$181.81	$—	$168.00	$92.28
Total cash paid for share repurchases	$203,305	$—	$456,714	$263,219

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

Off-Balance Sheet Arrangements

There have been no material changes in the Company's off-balance sheet arrangements during the fiscal quarter ended June 26, 2021. The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner, and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

The Company is building a new distribution center in Navarre, Ohio which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At June 26, 2021, the Company had contractual commitments of approximately $75 million related to the construction of this new distribution center.

At June 26, 2021, there were $68.1 million of outstanding letters of credit under the Senior Credit Facility.

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

Index

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 26, 2021, refer to Note 12 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. As of June 26, 2021, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of June 26, 2021.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 26, 2021, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the second quarter of fiscal 2021 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
March 28, 2021 - April 24, 2021	(a)	349,655	$178.87	349,346	$827,986,181
April 25, 2021 - May 22, 2021	(a)	306,824	188.71	305,000	770,444,785
May 23, 2021 - June 26, 2021	(a)	470,008	179.54	463,862	687,175,560
Total		1,126,487	$181.81	1,118,208	$687,175,560
(a) The number of shares purchased and average price paid per share includes 309, 1,824, and 6,146 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of March 28, 2021 - April 24, 2021, April 25, 2021 - May 22, 2021, and May 23, 2021 - June 26, 2021, respectively.

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

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 5, 2021	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)