Form 10-Q
period 2021-09-25
TRACTOR SUPPLY CO /DE/
filed 2021-11-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 25, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5401 Virginia Way, Brentwood, Tennessee 37027
(Address of Principal Executive Offices and Zip Code)
(615) 440-4000
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 23, 2021
Common Stock, $0.008 par value	113,814,924

TRACTOR SUPPLY COMPANY

INDEX

		Page No.
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 25, 2021, December 26, 2020, and September 26, 2020	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 25, 2021 and September 26, 2020	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 25, 2021 and September 26, 2020	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) – For the Fiscal Three and Nine Months Ended September 25, 2021 and September 26, 2020	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 25, 2021 and September 26, 2020	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signature		32

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 25, 2021	December 26, 2020	September 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,111,711	$1,341,756	$1,111,986
Inventories	2,199,773	1,783,270	1,915,040
Prepaid expenses and other current assets	149,550	133,659	136,098
Income taxes receivable	6,827	—	7,838
Total current assets	3,467,861	3,258,685	3,170,962

Property and equipment, net	1,441,704	1,248,960	1,178,625
Operating lease right-of-use assets	2,725,510	2,423,881	2,354,196
Goodwill and other intangible assets	55,520	55,520	124,492
Deferred income taxes	16,590	31,586	3,581
Other assets	38,009	30,484	28,941
Total assets	$7,745,194	$7,049,116	$6,860,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197,813	$976,096	$1,056,911
Accrued employee compensation	122,007	119,701	120,361
Other accrued expenses	408,887	324,813	274,244
Current portion of long-term debt	—	—	380,000
Current portion of finance lease liabilities	4,242	4,554	4,407
Current portion of operating lease liabilities	312,296	298,696	294,826
Income taxes payable	762	19,938	1,914
Total current liabilities	2,046,007	1,743,798	2,132,663

Long-term debt	985,867	984,324	529,264
Finance lease liabilities, less current portion	30,041	33,096	32,948
Operating lease liabilities, less current portion	2,536,875	2,220,904	2,171,773
Other long-term liabilities	125,651	143,154	118,283
Total liabilities	5,724,441	5,125,276	4,984,931

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,410	1,401	1,398
Additional paid-in capital	1,191,785	1,095,500	1,059,687
Treasury stock	(3,954,926)	(3,356,953)	(3,277,215)
Accumulated other comprehensive loss	(592)	(3,243)	(5,867)
Retained earnings	4,783,076	4,187,135	4,097,863
Total stockholders’ equity	2,020,753	1,923,840	1,875,866
Total liabilities and stockholders’ equity	$7,745,194	$7,049,116	$6,860,797

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,290, 175,128, and 174,793 shares issued; 113,946, 116,246, and 116,497 shares outstanding at September 25, 2021, December 26, 2020, and September 26, 2020, respectively.
Treasury Stock (at cost, shares in thousands): 62,344, 58,882, and 58,296 shares at September 25, 2021, December 26, 2020, and September 26, 2020, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$3,017,926	$2,606,572	$9,411,821	$7,742,087
Cost of merchandise sold	1,932,616	1,658,615	6,055,246	4,976,068
Gross profit	1,085,310	947,957	3,356,575	2,766,019
Selling, general and administrative expenses	718,261	641,129	2,148,200	1,794,924
Depreciation and amortization	69,824	54,651	194,731	158,634
Operating income	297,225	252,177	1,013,644	812,461
Interest expense, net	6,146	7,208	20,068	20,695
Income before income taxes	291,079	244,969	993,576	791,766
Income tax expense	66,679	54,359	217,800	178,701
Net income	$224,400	$190,610	$775,776	$613,065

Net income per share – basic	$1.96	$1.64	$6.74	$5.27
Net income per share – diluted	$1.95	$1.62	$6.68	$5.23

Weighted average shares outstanding:
Basic	114,223	116,339	115,170	116,330
Diluted	115,193	117,745	116,170	117,330

Dividends declared per common share outstanding	$0.52	$0.40	$1.56	$1.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$224,400	$190,610	$775,776	$613,065

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	206	468	2,651	(6,066)
Total other comprehensive income/(loss)	206	468	2,651	(6,066)
Total comprehensive income	$224,606	$191,078	$778,427	$606,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. (Loss)/Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

Common stock issuance under stock award plans & ESPP	154	1	11,317				11,318
Share-based compensation expense			10,876				10,876
Repurchase of shares to satisfy tax obligations			(1,521)				(1,521)
Repurchase of common stock	(1,118)			(203,305)			(203,305)
Cash dividends paid to stockholders						(59,896)	(59,896)
Change in fair value of interest rate swaps, net of taxes					320		320
Net income						370,022	370,022
Stockholders’ equity at June 26, 2021	114,623	$1,410	$1,175,123	$(3,813,667)	$(798)	$4,618,045	$1,980,113

Common stock issuance under stock award plans & ESPP	67	—	5,167				5,167
Share-based compensation expense			12,543				12,543
Repurchase of shares to satisfy tax obligations			(1,048)				(1,048)
Repurchase of common stock	(744)			(141,259)			(141,259)
Cash dividends paid to stockholders						(59,369)	(59,369)
Change in fair value of interest rate swaps, net of taxes					206		206
Net income						224,400	224,400
Stockholders’ equity at September 25, 2021	113,946	$1,410	$1,191,785	$(3,954,926)	$(592)	$4,783,076	$2,020,753

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income/(Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123
Common stock issuance under stock award plans & ESPP	280	2	10,601				10,603
Share-based compensation expense			6,945				6,945
Repurchase of shares to satisfy tax obligations			(5,407)				(5,407)
Repurchase of common stock	(2,853)			(263,219)			(263,219)
Cash dividends paid to stockholders						(40,849)	(40,849)
Change in fair value of interest rate swaps, net of taxes					(5,250)		(5,250)
Net income						83,777	83,777
Stockholders’ equity at March 28, 2020	115,592	$1,391	$978,837	$(3,277,215)	$(5,051)	$3,655,761	$1,353,723

Common stock issuance under stock award plans & ESPP	588	5	39,732				39,737
Share-based compensation expense			7,504				7,504
Repurchase of shares to satisfy tax obligations			(1,984)				(1,984)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(40,644)	(40,644)
Change in fair value of interest rate swaps, net of taxes					(1,284)		(1,284)
Net income						338,678	338,678
Stockholders’ equity at June 27, 2020	116,180	$1,396	$1,024,089	$(3,277,215)	$(6,335)	$3,953,795	$1,695,730

Common stock issuance under stock award plans & ESPP	317	2	23,411				23,413
Share-based compensation expense			12,528				12,528
Repurchase of shares to satisfy tax obligations			(341)				(341)
Repurchase of common stock	—			—			—
Cash dividends paid to stockholders						(46,542)	(46,542)
Change in fair value of interest rate swaps, net of taxes					468		468
Net income						190,610	190,610
Stockholders’ equity at September 26, 2020	116,497	$1,398	$1,059,687	$(3,277,215)	$(5,867)	$4,097,863	$1,875,866

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$775,776	$613,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,731	158,634
Loss/(gain) on disposition of property and equipment	3,295	(774)
Share-based compensation expense	35,737	26,977
Deferred income taxes	14,996	(3,734)
Change in assets and liabilities:
Inventories	(416,503)	(312,259)
Prepaid expenses and other current assets	(15,891)	(35,233)
Accounts payable	221,717	413,875
Accrued employee compensation	2,306	80,606
Other accrued expenses	74,680	20,279
Income taxes	(26,003)	(11,908)
Other	6,996	55,447
Net cash provided by operating activities	871,837	1,004,975
Cash flows from investing activities:
Capital expenditures	(382,358)	(161,292)
Proceeds from sale of property and equipment	1,094	1,130
Net cash used in investing activities	(381,264)	(160,162)
Cash flows from financing activities:
Borrowings under debt facilities	—	1,159,000
Repayments under debt facilities	—	(646,500)
Debt discounts and issuance costs	—	(1,237)
Principal payments under finance lease liabilities	(3,367)	(3,098)
Repurchase of shares to satisfy tax obligations	(14,636)	(7,732)
Repurchase of common stock	(597,973)	(263,219)
Net proceeds from issuance of common stock	75,193	73,753
Cash dividends paid to stockholders	(179,835)	(128,035)
Net cash (used in)/provided by financing activities	(720,618)	182,932
Net change in cash and cash equivalents	(230,045)	1,027,745
Cash and cash equivalents at beginning of period	1,341,756	84,241
Cash and cash equivalents at end of period	$1,111,711	$1,111,986

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,008	$18,304
Income taxes	229,122	191,743

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$22,036	$14,199
Increase of operating lease assets and liabilities from new or modified leases	534,222	381,486
Increase of finance lease assets and liabilities from new or modified leases	—	6,028

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 25, 2021, the Company operated a total of 2,144 retail stores in 49 states (1,967 Tractor Supply and Del’s retail stores and 177 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.00 billion in borrowings under its debt facilities at September 25, 2021 and December 26, 2020, and $910.0 million in borrowings under its debt facilities at September 26, 2020. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the fair value of the interest rate swaps, excluding accrued interest,

Index
was a net liability of $0.8 million, $4.4 million, and $7.9 million at September 25, 2021, December 26, 2020, and September 26, 2020, respectively.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended
September 25, 2021.

Share-based compensation expense was $12.5 million for the third quarter of fiscal 2021 and 2020, and $35.7 million and $27.0 million for the first nine months of fiscal 2021 and fiscal 2020, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2021:

Fiscal Nine Months Ended
September 25, 2021
Stock options granted	247,832
Weighted average exercise price	$145.59
Weighted average grant date fair value per option	$30.71

As of September 25, 2021, total unrecognized compensation expense related to non-vested stock options was approximately $10.1 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2021:

Fiscal Nine Months Ended
September 25, 2021
Restricted stock units granted	271,249
Performance-based restricted share units granted (a)	60,058
Weighted average grant date fair value per share	$144.09
(a) Assumes 100% target level achievement of the relative performance targets.

In the first nine months of fiscal 2021, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant.

As of September 25, 2021, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $63.3 million with a remaining weighted average expense recognition period of 2.1 years.

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

	Fiscal Three Months Ended			Fiscal Three Months Ended
	September 25, 2021			September 26, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$224,400	114,223	$1.96	$190,610	116,339	$1.64
Dilutive effect of share-based awards	—	970	(0.01)	—	1,406	(0.02)
Diluted net income per share:	$224,400	115,193	$1.95	$190,610	117,745	$1.62

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 25, 2021			September 26, 2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$775,776	115,170	$6.74	$613,065	116,330	$5.27
Dilutive effect of share-based awards	—	1,000	(0.06)	—	1,000	(0.04)
Diluted net income per share:	$775,776	116,170	$6.68	$613,065	117,330	$5.23

Anti-dilutive stock awards excluded from the above calculations totaled less than 0.1 million shares for the fiscal three months ended September 25, 2021 and September 26, 2020. Anti-dilutive stock awards excluded from the above calculations also totaled less than 0.1 million shares for the fiscal nine months ended September 25, 2021 and September 26, 2020.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 25, 2021	December 26, 2020	September 26, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	130.0
June 2017 Term Loan	—	—	80.0
March 2020 Term Loan	—	—	200.0
April 2020 Term Loan	—	—	350.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	910.0
Less: unamortized debt discounts and issuance costs	(14.1)	(15.7)	(0.7)
Total debt	985.9	984.3	909.3
Less: current portion of long-term debt	—	—	(380.0)
Long-term debt	$985.9	$984.3	$529.3

Outstanding letters of credit	$46.5	$48.7	$50.4

Index
1.75% Senior Notes due 2030

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030, bearing interest at 1.75% per annum (the “1.75% Senior Notes”). The entire principal amount of the 1.75% Senior Notes is due in full on November 1, 2030. Interest is payable semi-annually in arrears on each November 1 and May 1. The terms of the 1.75% Senior Notes are governed by an indenture dated as of October 30, 2020 (the “Base Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a first supplemental indenture dated as of October 30, 2020 (the “Supplemental Indenture”), between the Company and Regions Bank, as trustee.

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

At any time prior to August 1, 2030, the Company will have the right, at its option, to redeem the 1.75% Senior Notes, in whole or in part, at any time and from time to time, by paying the greater of 100% of the principal amount of the 1.75% Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest through the par call date, plus, in each case, accrued and unpaid interest to, but not including, the date of redemption. In addition, on or after August 1, 2030, the Company will have the right, at its option, to redeem the 1.75% Senior Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 1.75% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including the date of redemption.

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

Senior Note Facility (including 3.70% Senior Notes due 2029)

On August 14, 2017, the Company entered into a note purchase and private shelf agreement (the “Note Purchase Agreement”), as amended from time to time, pursuant to which the Company agreed to sell, in a private placement, $150 million aggregate principal amount of senior unsecured notes due August 14, 2029, bearing interest at 3.70% per annum (the “3.70% Senior Notes”). The entire principal amount of the 3.70% Senior Notes is due in full on August 14, 2029. Interest is payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Agreement are unsecured.

The Company may from time-to-time issue and sell additional senior unsecured notes (the “Shelf Notes”) pursuant to the Note Purchase Agreement, in an aggregate principal amount of up to $300 million minus the aggregate principal amount of all notes outstanding and issued under the Note Purchase Agreement. The Shelf Notes will have a maturity date of no more than 12 years after the date of original issuance and may be issued through November 4, 2023, unless earlier terminated in accordance with the terms of the Note Purchase Agreement.

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

Under the Senior Credit Facility, on November 4, 2020, a $200 million term loan (the “November 2020 Term Loan”) was extended to the Company. The November 2020 Term Loan is unsecured, and the entire principal amount is due in full on the Senior Credit Facility Maturity Date.

Borrowings under both the Revolver and the November 2020 Term Loan each bear interest either at the bank’s base rate (3.250% at September 25, 2021) plus an additional amount ranging from 0.000% to 0.375% (0.125% at September 25, 2021) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.085% at September 25, 2021) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at September 25, 2021), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at September 25, 2021), adjusted based on the Company's public credit ratings.

As further described in Note 6, the Company has entered into an interest rate swap agreement in order to hedge our exposure to variable rate interest payments associated with the Senior Credit Facility.

On February 19, 2016, the Company entered into a $200 million term loan agreement (the “February 2016 Term Loan”). This agreement was repaid in full on November 4, 2020, and is no longer in effect.

On June 15, 2017, the Company entered into a $100 million incremental term loan agreement (the “June 2017 Term Loan”). This agreement was repaid in full on November 4, 2020, and is no longer in effect.

On March 12, 2020, the Company entered into a $200 million incremental term loan agreement (the “March 2020 Term Loan”). This agreement was repaid in full on November 4, 2020, and is no longer in effect.

On April 22, 2020, the Company entered into a $350 million incremental term loan agreement (the "April 2020 Term Loan"). This agreement was repaid in full on October 30, 2020, and is no longer in effect.

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 25, 2021, the Company was in compliance with all debt covenants.

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

The Note Purchase Agreement also requires that, in the event the Company amends its Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Agreement or that are similar to those contained in the Note Purchase Agreement but which contain percentages, amounts, formulas, or grace periods that are more restrictive than those set forth in the Note Purchase Agreement or are otherwise more beneficial to the lenders thereunder, the Note Purchase Agreement shall be automatically amended to include such additional or amended covenants and/or default provisions.

Index
Note 6 – Interest Rate Swaps:

The Company entered into an interest rate swap agreement which became effective on March 18, 2020, with a maturity date of March 18, 2025. The notional amount of this swap agreement is fixed at $200 million.

The Company previously had interest rate swap agreements associated with the February 2016 Term Loan and the June 2017 Term Loan, each of which was settled in full on November 10, 2020, following the repayment and termination of the associated term loans, and are no longer in effect.

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

As of September 25, 2021, amounts to be reclassified from Accumulated Other Comprehensive Income/(Loss) (“AOCI”) into interest during the next twelve months are not expected to be material. No significant amounts were excluded from the assessment of cash flow hedge effectiveness as of September 25, 2021.

The assets and liabilities measured at fair value related to the Company’s interest rate swaps, excluding accrued interest, were as follows (in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Location	September 25, 2021	December 26, 2020	September 26, 2020
Interest rate swaps (long-term portion)	Other assets	$465	$—	$—
Total derivative assets		$465	$—	$—

Interest rate swaps (short-term portion)	Other accrued expenses	$1,260	$1,227	$2,831
Interest rate swaps (long-term portion)	Other long-term liabilities	—	3,137	5,055
Total derivative liabilities		$1,260	$4,364	$7,886

The offset to the interest rate swap asset or liability is recorded as a component of equity, net of deferred taxes, in AOCI, and will be reclassified into earnings over the term of the underlying debt as interest payments are made.

The following table summarizes the changes in AOCI, net of tax, related to the Company’s interest rate swaps (in thousands):

	September 25, 2021	December 26, 2020	September 26, 2020
Beginning fiscal year AOCI balance	$(3,243)	$199	$199

Current fiscal period gain/(loss) recognized in OCI	2,651	(5,666)	(6,066)
Amounts reclassified from AOCI	—	2,224	—
Other comprehensive gain/(loss), net of tax	2,651	(3,442)	(6,066)
Ending fiscal period AOCI balance	$(592)	$(3,243)	$(5,867)

Cash flows related to the interest rate swaps are included in operating activities on the Condensed Consolidated Statements of Cash Flows.

Index
The following table summarizes the impact of pre-tax gains and losses derived from the Company’s interest rate swaps (in thousands):

		Fiscal Three Months Ended		Fiscal Nine Months Ended
	Financial Statement Location	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Amount of gains/(losses) recognized in OCI during the period	Other comprehensive income/(loss)	$278	$629	$3,569	$(8,153)

The following table summarizes the impact of taxes affecting AOCI as a result of the Company’s interest rate swaps (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Income tax expense/(benefit) of interest rate swaps on AOCI	$72	$161	$918	$(2,087)

Credit-risk-related contingent features

In accordance with the underlying interest rate swap agreements, the Company could be declared in default on its interest rate swap obligations if repayment of the underlying indebtedness (i.e., the Company’s term loans) is accelerated by the lender due to the Company’s default on such indebtedness.

If the Company had breached any of the provisions in the underlying agreements at September 25, 2021, it could have been required to post full collateral or settle its obligations under the Company’s interest rate swap agreements. However, as of September 25, 2021, the Company had not breached any of these provisions or posted any collateral related to the underlying interest rate swap agreements.

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

Dividends

During the first nine months of fiscal 2021 and fiscal 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

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

Index

On November 3, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on December 8, 2021, to stockholders of record as of the close of business on November 22, 2021.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of September 25, 2021, the Company had remaining authorization under the share repurchase program of $545.9 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 25, 2021 and September 26, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total number of shares repurchased	744	—	3,462	2,853
Average price paid per share	$190.03	$—	$172.73	$92.28
Total cash paid for share repurchases	$141,259	$—	$597,973	$263,219

Note 9 – Income Taxes:

The Company’s effective income tax rate was 22.9% in the third quarter of fiscal 2021 compared to 22.2% in the third quarter of fiscal 2020. The effective income tax rate was 21.9% in the first nine months of fiscal 2021 compared to 22.6% in the first nine months of fiscal 2020. The improvement in the effective income tax rate in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily related to a discrete incremental tax benefit associated with share-based compensation.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At September 25, 2021, the Company had contractual commitments of approximately $93.8 million related to the construction of this new distribution center.

Letters of Credit

At September 25, 2021, there were $46.5 million of outstanding letters of credit under the Senior Credit Facility.

Index
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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and nine months ended September 25, 2021 and September 26, 2020:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category:	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Livestock and Pet	49%	48%	48%	48%
Seasonal, Gift and Toy Products	19	19	21	21
Hardware, Tools and Truck	22	23	21	21
Clothing and Footwear	5	5	6	5
Agriculture	5	5	4	5
Total	100%	100%	100%	100%

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

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (the "2020 Form 10-K"). This Quarterly Report on Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written.

As with any business, many aspects of our operations are subject to influences outside our control. These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the efficacy and distribution of COVID-19 vaccines, the timing and acceptance of new products, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), transportation costs, constraints in the supply chain affecting timing and availability of merchandise inventory, the ability to increase sales at existing stores or on our e-commerce platforms, the ability to manage growth and identify suitable locations, the ability to complete acquisitions on expected terms, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating as an essential retailer during the COVID-19 pandemic) and to execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the ability to open distribution centers in the anticipated timeframe and within budget, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, our ability to meet our sustainability, stewardship, carbon emission, and DE&I related ESG projections, goals, and commitments, product liability and other claims, changes in federal, state, or local regulations, the effects that “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the effectiveness of the Company’s responses to COVID-19, including our efforts to make a vaccine available to our employees, and customer response with respect to those actions, the refusal by our employees and the public generally to be vaccinated against COVID-19, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates. We discuss in greater detail risk factors relating to our business in Part I, Item 1A of our 2020 Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Information Regarding COVID-19 Coronavirus Pandemic

The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, encouraging vaccination efforts, providing personal protective equipment to our team members, following local and federal guidance regarding the use of masks in our

Index
facilities, maintaining enhanced services for cleaning and sanitation, continuing to provide additional functionality to support contactless shopping experiences, promoting social distancing and cleaning actions in our stores, and continuing to offer remote work plans at our store support center.

As further described in the results of operations, our net sales have continued to increase due to customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this pandemic have increased, as a result of the aforementioned actions we have taken, and continue to take, to support and promote the safety and well-being of our team members and customers, and we believe many of these incremental costs will continue after the pandemic is over.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I, Item 1A of our 2020 Form 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2021 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

Seasonality and Weather

Our business is seasonal.  Historically, our sales and profits are the highest in the second and fourth fiscal quarters due to the sale of seasonal products. We usually experience our highest inventory and accounts payable balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold weather selling season. We believe that our business can be more accurately assessed by focusing on the performance of the halves, not the quarters, due to the fact that different weather patterns from year-to-year can shift the timing of sales and profits between quarters, particularly between the first and second fiscal quarters and the third and fourth fiscal quarters.

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

Index
Results of Operations

Fiscal Three Months (Third Quarter) Ended September 25, 2021 and September 26, 2020

Net sales for the third quarter of fiscal 2021 increased 15.8% to $3.02 billion from $2.61 billion for the third quarter of fiscal 2020. Comparable store sales for the third quarter of fiscal 2021 were $2.95 billion, a 13.1% increase as compared to the third quarter of fiscal 2020. In the third quarter of fiscal 2020, net sales increased 31.4% and comparable store sales increased 26.8%.

The comparable store sales results for the third quarter of fiscal 2021 included an increase in comparable average transaction value of 9.5% and an increase in comparable average transaction count of 3.6%, each as compared to the third quarter of fiscal 2020. Our sales performance continued to benefit from growth in new customer acquisition and the re-engagement of lapsed customers, as well as a continuation of shifting consumer behavior trends from the COVID-19 pandemic as customers focused on the care of their homes, land, and animals. These factors all led to an increase in comparable store sales across all major product categories, driven by robust growth for everyday merchandise, including consumable, usable, and edible ("C.U.E.") products and solid demand for summer seasonal categories. All geographic regions of the Company had positive comparable store sales growth. In addition, the Company’s e-commerce sales also experienced double-digit percentage growth compared to the third quarter of fiscal 2020.

In addition to comparable store sales growth for the third quarter of fiscal 2021, sales from stores open less than one year were $70.3 million for the third quarter of fiscal 2021, which represented 2.7 percentage points of the 15.8% increase over third quarter fiscal 2020 net sales. For the third quarter of fiscal 2020, sales from stores open less than one year were $93.6 million, which represented 4.7 percentage points of the 31.4% increase over third quarter fiscal 2019 net sales.

The following table summarizes store growth for the fiscal three months ended September 25, 2021 and September 26, 2020:

	Fiscal Three Months Ended
Store Count Information:	September 25, 2021	September 26, 2020
Tractor Supply
Beginning of period	1,955	1,881
New stores opened	12	23
Stores closed	—	—
End of period	1,967	1,904
Petsense
Beginning of period	174	180
New stores opened	3	3
Stores closed	—	—
End of period	177	183
Consolidated, end of period	2,144	2,087
Stores relocated	1	—

Index

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 25, 2021 and September 26, 2020:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 25, 2021	September 26, 2020
Livestock and Pet	49%	48%
Seasonal, Gift and Toy Products	19	19
Hardware, Tools and Truck	22	23
Clothing and Footwear	5	5
Agriculture	5	5
Total	100%	100%

Gross profit increased 14.5% to $1.09 billion for the third quarter of fiscal 2021 from $948.0 million for the third quarter of fiscal 2020. As a percent of net sales, gross margin in the third quarter of fiscal 2021 decreased 41 basis points to 36.0% from 36.4% in the third quarter of fiscal 2020. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and product mix shift towards C.U.E. products. Partially offsetting the decrease was the Company’s price management program, which effectively offset a significant portion of the inflation pressures.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 13.3% to $788.1 million for the third quarter of fiscal 2021 from $695.8 million for the third quarter of fiscal 2020. As a percent of net sales, SG&A expenses were 26.1%, a 58 basis point improvement over the prior year's third quarter. The improvement in SG&A as a percent of net sales was primarily attributable to leverage in occupancy and other fixed costs from the increase in our comparable store sales, along with lower COVID-19 pandemic response costs and decreased incentive compensation. COVID-19 pandemic response costs in the third quarter of fiscal 2021 of approximately $11.5 million consisted of sick pay, benefits, and other health and safety related expenses, as compared to approximately $20.3 million in the third quarter of fiscal 2020. The leverage from these SG&A expenses was partially offset by higher wage rates, incremental store labor hours, and investments in the Company’s strategic initiatives.

Operating income for the third quarter of fiscal 2021 increased 17.9% to $297.2 million compared to $252.2 million in the third quarter of fiscal 2020.

The effective income tax rate was 22.9% in the third quarter of fiscal 2021 compared to 22.2% in the third quarter of fiscal 2020. The primary driver for the increase in the Company's effective income tax rate was attributable to a reduction in the benefit associated with share-based compensation.

As a result of the foregoing factors, net income for the third quarter of fiscal 2021 increased 17.7% to $224.4 million, or $1.95 per diluted share, as compared to net income of $190.6 million, or $1.62 per diluted share, for the third quarter of fiscal 2020.

During the third quarter of fiscal 2021, we repurchased approximately 0.7 million shares of the Company’s common stock at a total cost of $141.3 million as part of our share repurchase program and paid quarterly cash dividends totaling $59.4 million, returning $200.6 million to stockholders.

Fiscal Nine Months Ended September 25, 2021 and September 26, 2020

Net sales increased 21.6% to $9.41 billion for the first nine months of fiscal 2021 from $7.74 billion for the first nine months of fiscal 2020. Comparable store sales for the first nine months of fiscal 2021 were $9.18 billion, a 18.5% increase as compared to the first nine months of fiscal 2020. Net sales increased 25.7% and comparable store sales increased 21.5% in the first nine months of fiscal 2020.

The comparable store sales results for the first nine months of fiscal 2021 included an increase in comparable average transaction value of 9.7% and an increase in comparable average transaction count of 8.8%, each as compared to the first nine months of fiscal 2020. Our sales performance continued to benefit from growth in new customer acquisition and the re-engagement of lapsed customers, as well as a continuation of shifting consumer behavior trends from the COVID-19 pandemic

Index
as customers focused on the care of their homes, land, and animals. Additionally, consumer demand benefited from favorable weather conditions in the first quarter as well as government stimulus throughout the first nine months of fiscal 2021. These factors all led to a significant increase in comparable store sales across all major product categories, driven by strong demand for everyday merchandise, including C.U.E. products, as well as seasonal categories. All geographic regions of the Company had positive comparable store sales growth. In addition, the Company’s e-commerce sales also experienced growth compared to the prior year's first nine months.

In addition to comparable store sales growth for the first nine months of fiscal 2021, sales from stores open less than one year were $253.7 million for the first nine months of fiscal 2021, which represented 3.3 percentage points of the 21.6% increase over the first nine months of fiscal 2020 net sales. For the first nine months of fiscal 2020, sales from stores open less than one year were $264.0 million, which represented 4.3 percentage points of the 25.7% increase over the first nine months of fiscal 2019 net sales.

The following table summarizes store growth for the fiscal nine months ended September 25, 2021 and September 26, 2020:

	Fiscal Nine Months Ended
Store Count Information:	September 25, 2021	September 26, 2020
Tractor Supply
Beginning of period	1,923	1,844
New stores opened	44	61
Stores closed	—	(1)
End of period	1,967	1,904
Petsense
Beginning of period	182	180
New stores opened	6	6
Stores closed	(11)	(3)
End of period	177	183
Consolidated, end of period	2,144	2,087
Stores relocated	1	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 25, 2021 and September 26, 2020:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 25, 2021	September 26, 2020
Livestock and Pet	48%	48%
Seasonal, Gift and Toy Products	21	21
Hardware, Tools and Truck	21	21
Clothing and Footwear	6	5
Agriculture	4	5
Total	100%	100%

Gross profit increased 21.4% to $3.36 billion for the first nine months of fiscal 2021 from $2.77 billion for the first nine months of fiscal 2020. As a percent of net sales, gross margin in the first nine months of fiscal 2021 decreased seven basis points to 35.7% as compared to the first nine months of fiscal 2020. The decrease in gross margin as a percent of net sales was primarily driven by higher transportation costs, product cost inflation, and the initial impact from the relaunch of the Company's Neighbor's Club loyalty program. Partially offsetting these factors were lower depth and frequency of sales promotions and less clearance activity, particularly in the first quarter of fiscal 2021, as well as benefits from the Company's price management program.

SG&A expenses, including depreciation and amortization, increased 19.9% to $2.34 billion for the first nine months of fiscal 2021 from $1.95 billion for the first nine months of fiscal 2020. As a percent of net sales, SG&A expenses improved 34 basis

Index
points to 24.9% for the first nine months of fiscal 2021 from 25.2% for the first nine months of fiscal 2020. The improvement in SG&A as a percent of net sales was primarily attributable to leverage in incentive costs, occupancy, and other fixed costs from the increase in comparable store sales, as well as decreasing COVID-19 pandemic response costs as compared to the prior year period. COVID-19 pandemic response costs for the first nine months of fiscal 2021 of approximately $52.6 million consisted of sick pay, benefits, and other health and safety related expenses, as compared to approximately $82.4 million in the first nine months of fiscal 2020. The improvement was partially offset by higher wage rates, additional incremental store labor hours, and investments in the Company's strategic initiatives.

Operating income for the first nine months of fiscal 2021 increased 24.8% to $1.01 billion compared to $812.5 million in the first nine months of fiscal 2020.

The effective income tax rate was 21.9% in the first nine months of fiscal 2021 compared to 22.6% in the first nine months of fiscal 2020. The improvement in the effective income tax rate in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 was primarily related to a discrete incremental tax benefit associated with share-based compensation. The Company expects the full fiscal year 2021 effective tax rate to be in a range between 22.1% and 22.3%.

As a result of the foregoing factors, net income for the first nine months of fiscal 2021 increased 26.5% to $775.8 million, or $6.68 per diluted share, as compared to net income of $613.1 million, or $5.23 per diluted share, for the first nine months of fiscal 2020.

During the first nine months of fiscal 2021, we repurchased approximately 3.5 million shares of the Company’s common stock at a total cost of $598.0 million as part of our share repurchase program and paid quarterly cash dividends totaling $179.8 million, returning $777.8 million to stockholders.

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

Our primary ongoing sources of liquidity are existing cash balances, cash provided from operations, remaining funds available under our debt facilities, operating and finance leases, and normal trade credit.  Our inventory and accounts payable levels typically build in the first and third fiscal quarters to support the higher sales volume of the spring and cold weather selling seasons, respectively.

The Company believes that its existing cash balances, expected cash flow from future operations, funds available under its debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund its operations, including expenses associated with COVID-19, and its capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, through the end of fiscal 2021.

Index
Working Capital

At September 25, 2021, the Company had working capital of $1.42 billion, which decreased $93.0 million from December 26, 2020, and increased $383.6 million from September 26, 2020.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 25, 2021	December 26, 2020	Variance	September 26, 2020	Variance
Current assets:
Cash and cash equivalents	$1,111.7	$1,341.8	$(230.1)	$1,112.0	$(0.3)
Inventories	2,199.8	1,783.3	416.5	1,915.0	284.8
Prepaid expenses and other current assets	149.6	133.6	16.0	136.1	13.5
Income taxes receivable	6.8	—	6.8	7.8	(1.0)
Total current assets	3,467.9	3,258.7	209.2	3,170.9	297.0
Current liabilities:
Accounts payable	1,197.8	976.1	221.7	1,056.9	140.9
Accrued employee compensation	122.0	119.7	2.3	120.4	1.6
Other accrued expenses	408.9	324.8	84.1	274.2	134.7
Current portion of long-term debt	—	—	—	380.0	(380.0)
Current portion of finance lease liabilities	4.2	4.6	(0.4)	4.4	(0.2)
Current portion of operating lease liabilities	312.3	298.7	13.6	294.8	17.5
Income taxes payable	0.8	19.9	(19.1)	1.9	(1.1)
Total current liabilities	2,046.0	1,743.8	302.2	2,132.6	(86.6)
Working capital	$1,421.9	$1,514.9	$(93.0)	$1,038.3	$383.6

In comparison to December 26, 2020, working capital as of September 25, 2021, was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by share repurchases, capital expenditures to support strategic growth, and cash dividends to stockholders, partially offset by cash generated from operations.
•The increase in inventories resulted primarily from the seasonal purchase of additional inventory to support higher sales volume of the cold weather selling season, as well as to support new store growth and the impact of inflation.
•The increase in accounts payable resulted from the purchase of additional inventory to support new store growth and strong sales volume trends.

In comparison to September 26, 2020, working capital as of September 25, 2021, was impacted most significantly by changes in inventories, accounts payable, other accrued expenses, and the current portion of long-term debt.

•The increase in inventories resulted primarily from the purchase of additional inventory to support new store growth as well as an increase in average inventory per store which principally reflects support for strong sales volume trends and the impact of inflation.
•The increase in accounts payable resulted primarily from the purchase of additional inventory to support new store growth and strong sales volume trends.
•The decrease in the current portion of long-term debt was related to the repayment of all short-term debt obligations, including the $350 million April 2020 Term Loan borrowing, which was executed in the prior year in order to strengthen liquidity and preserve cash while navigating the COVID-19 pandemic. These borrowings were repaid in full in the fourth quarter of fiscal 2020 and the underlying loan agreements are no longer in effect.
•The increase in other accrued expenses was driven primarily by Company growth year-over-year as well as the timing of payments and accruals.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 25, 2021	December 26, 2020	September 26, 2020
1.75% Senior Notes due 2030	$650.0	$650.0	$—
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
February 2016 Term Loan	—	—	130.0
June 2017 Term Loan	—	—	80.0
March 2020 Term Loan	—	—	200.0
April 2020 Term Loan	—	—	350.0
November 2020 Term Loan	200.0	200.0	—
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	910.0
Less: unamortized debt discounts and issuance costs	(14.1)	(15.7)	(0.7)
Total debt	985.9	984.3	909.3
Less: current portion of long-term debt	—	—	(380.0)
Long-term debt	$985.9	$984.3	$529.3

Outstanding letters of credit	$46.5	$48.7	$50.4
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements. Refer to Note 6 to the Condensed Consolidated Financial Statements for information about the Company’s interest rate swap agreements.

Operating Activities

Operating activities provided net cash of $0.87 billion and $1.00 billion in the first nine months of fiscal 2021 and fiscal 2020, respectively.  The $133.2 million decrease in net cash provided by operating activities in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	Variance
Net income	$775.8	$613.1	$162.7
Depreciation and amortization	194.7	158.6	36.1
Share-based compensation expense	35.7	27.0	8.7
Deferred income taxes	15.0	(3.7)	18.7
Inventories and accounts payable	(194.8)	101.6	(296.4)
Prepaid expenses and other current assets	(15.9)	(35.2)	19.3
Accrued expenses	77.0	100.9	(23.9)
Income taxes	(26.0)	(11.9)	(14.1)
Other, net	10.3	54.6	(44.3)
Net cash provided by operating activities	$871.8	$1,005.0	$(133.2)

The $133.2 million decrease in net cash provided by operating activities in the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020 resulted from decrease in our net operating assets and liabilities, partially offset by an increase in our net income, principally due to the timing of payments and accruals and a significant increase in inventory that remained in accounts payable in the prior year period; however, the increase was less significant in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 which resulted in a lower year-over-year amount of net cash provided by operating activities.

Index

Investing Activities

Investing activities used net cash of $381.3 million and $160.2 million in the first nine months of fiscal 2021 and fiscal 2020, respectively. The $221.1 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first nine months of fiscal 2021 compared to fiscal 2020.

Investing activities, including capital expenditures, for the first nine months of fiscal 2021 and fiscal 2020 were as follows (in millions):

	Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	Variance
Existing stores	$213.2	$30.6	$182.6
Information technology	77.0	72.6	4.4
New and relocated stores and stores not yet opened	46.5	43.8	2.7
Distribution center capacity and improvements	36.9	11.6	25.3
Corporate and other	8.8	2.7	6.1
Total capital expenditures	382.4	161.3	221.1
Proceeds from sale of property and equipment	1.1	1.1	—
Net cash used in investing activities	$381.3	$160.2	$221.1

The increase in spending for existing stores in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 principally reflects our strategic initiatives related to store remodels, including internal space productivity and the outside side lot improvements. Spending in the first nine months of both fiscal 2021 and fiscal 2020 also includes routine refresh activity, as well as security enhancements.

The increase in spending for information technology represents continued support of our omni-channel initiatives, as well as improvements in security and compliance, enhancements and upgrades to our customer loyalty program, mobility in our stores, and other strategic initiatives.

In the first nine months of fiscal 2021, the Company opened 44 new Tractor Supply stores compared to 61 new Tractor Supply stores during the first nine months of fiscal 2020. The Company also opened six new Petsense stores during the first nine months of fiscal 2021 and fiscal 2020. We continue to expect to open approximately 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2021. The timing of new store openings reflects some short-term delays, as a result of factors such as the COVID-19 pandemic, including local and state orders and constraints on labor and materials in the construction industry.

The increase in spending for distribution center capacity and improvements in the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020 is related to beginning construction of a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022.

Our projected capital expenditures for fiscal 2021 are currently estimated to be in a range of approximately $550 million to $600 million. The capital expenditures include our new store growth plans for approximately 80 new Tractor Supply stores and 10 new Petsense stores, as well as the construction of our new distribution center in Navarre, Ohio. We also plan to support our strategic growth initiatives related to store remodels, space productivity, and side lot improvements in certain existing stores, as well as continued improvements in technology and infrastructure at our existing stores and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Index
Financing Activities

Financing activities used net cash of $720.6 million in the first nine months of fiscal 2021 compared to providing net cash of $182.9 million in the first nine months of fiscal 2020. The $903.5 million change in net cash used in financing activities in the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	Variance
Net borrowings and repayments under debt facilities	$—	$512.5	$(512.5)
Repurchase of common stock	(598.0)	(263.2)	(334.8)
Net proceeds from issuance of common stock	75.2	73.8	1.4
Cash dividends paid to stockholders	(179.8)	(128.0)	(51.8)
Other, net	(18.0)	(12.2)	(5.8)
Net cash (used in)/provided by financing activities	$(720.6)	$182.9	$(903.5)

The $903.5 million change in net cash used in financing activities in the first nine months of fiscal 2021 compared with the first nine months of fiscal 2020 is principally due to actions taken in the first nine months of fiscal 2020 intended to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, including borrowings under our debt facilities as well as a temporary suspension of our share repurchase program.

In the first nine months of fiscal 2020, the Company's net borrowings under its debt facilities included the addition of the $200 million March 2020 Term Loan and the $350 million April 2020 Term Loan, each of which was repaid in full during the fourth quarter of fiscal 2020 as described in Note 5 to the Condensed Consolidated Financial Statements. The Company had no borrowing or repayment activity related to its debt facilities in the first nine months of fiscal 2021.

Repurchases of common stock in the first nine months of fiscal 2020 were impacted by the temporary suspension of our share repurchase program effective March 12, 2020 until November 5, 2020.

Dividends

During the first nine months of fiscal 2021 and fiscal 2020, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

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

On November 3, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.52 per share of the Company’s outstanding common stock. The dividend will be paid on December 8, 2021, to stockholders of record as of the close of business on November 22, 2021.

Index
Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $4.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused (as it was from March 12, 2020 until November 5, 2020 in order to strengthen the Company's liquidity and preserve cash while navigating the COVID-19 pandemic), or terminated at any time without prior notice. As of September 25, 2021, the Company had remaining authorization under the share repurchase program of $545.9 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three and nine months ended September 25, 2021 and September 26, 2020, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total number of shares repurchased	744	—	3,462	2,853
Average price paid per share	$190.03	$—	$172.73	$92.28
Total cash paid for share repurchases	$141,259	$—	$597,973	$263,219

Pending Acquisition

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions.

Off-Balance Sheet Arrangements

There have been no material changes in the Company's off-balance sheet arrangements during the fiscal quarter ended September 25, 2021. The Company’s off-balance sheet arrangements are limited to outstanding letters of credit.  Letters of credit allow the Company to purchase inventory, primarily sourced overseas, in a timely manner, and support certain risk management programs.

Significant Contractual Obligations and Commercial Commitments

The Company is building a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be complete by the end of fiscal 2022. At September 25, 2021, the Company had contractual commitments of approximately $93.8 million related to the construction of this new distribution center.

At September 25, 2021, there were $46.5 million of outstanding letters of credit under the Senior Credit Facility.

Index
Significant Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation
-	Self-insurance reserves
-	Impairment of long-lived assets
-	Impairment of goodwill and other indefinite-lived intangible assets

See the Notes to the Consolidated Financial Statements in our 2020 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 25, 2021, refer to Note 12 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. As of September 25, 2021, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 25, 2021.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 25, 2021, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2020 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2020 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2021 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
June 27, 2021 - July 24, 2021	(a)	306,491	$185.30	306,472	$630,390,670
July 25, 2021 - August 21, 2021	(a)	248,242	188.12	242,872	584,697,803
August 22, 2021 - September 25, 2021	(a)	194,210	199.87	194,000	545,926,155
Total		748,943	$190.01	743,344	$545,926,155

(a) The number of shares purchased and average price paid per share includes 19, 5,370, and 210 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of June 27, 2021 - July 24, 2021, July 25, 2021 - August 21, 2021, and August 22, 2021 - September 25, 2021, respectively.

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

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 4, 2021	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)