Form 10-K
period 2021-12-25
TRACTOR SUPPLY CO /DE/
filed 2022-02-17
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
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
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.2 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 22, 2022
Common Stock, $.008 par value	112,772,349
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index
FORWARD-LOOKING STATEMENTS OR INFORMATION

This Form 10-K and statements included or incorporated by reference in this Form 10-K include certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including their amount and nature), business strategy, expansion, anticipated future performance and growth of our business operations and other such matters are forward-looking statements.  To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements.  These factors include, without limitation, national, regional, and local economic conditions affecting consumer spending, including the effects of the COVID-19 pandemic, the efficacy and distribution of COVID-19 vaccines, the timing and acceptance of new products, the timing and mix of goods sold, purchase price volatility (including inflationary and deflationary pressures), transportation costs, constraints in the supply chain affecting timing and availability of merchandise inventory, the ability to increase sales at existing stores or on our e-commerce platforms, the ability to manage growth and identify suitable locations, the ability to complete acquisitions on expected terms, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses (including increased expenses as a result of operating during the COVID-19 pandemic) and to execute our key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the ability to open new stores in the time, manner and number currently contemplated, particularly in light of the COVID-19 pandemic, the ability to open distribution centers in the anticipated timeframe and within budget, the impact of new stores on our business, competition, including that from online competitors, weather conditions, the seasonal nature of our business, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train, and retain qualified employees, increasing labor and benefit costs, our ability to meet our sustainability, stewardship, carbon emission, and diversity, equity, and inclusion ("DE&I") related environmental, social, and governance ("ESG") projections, goals, and commitments, product liability and other claims, changes in federal, state, or local regulations, the potential effects on our business of responses of government and public health authorities to the COVID-19 pandemic, the “shelter in place” and similar federal, state, and local regulations and protocols could have on our business, including our supply chain and employees, the effectiveness of the Company’s responses to COVID-19, including our efforts to make a vaccine available to our employees, and customer response with respect to those actions, the refusal by our employees and the public generally to be vaccinated against COVID-19, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, potential judgments, fines, legal fees, and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes and results of examination by taxing authorities, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions, and estimates, and those described in Item 1A. “Risk Factors.”  Forward-looking statements are based on currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Index
PART I

Item 1.        Business

Overview

Tractor Supply Company (the “Company” or "Tractor Supply" or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle).  We operate retail stores under the names Tractor Supply Company, Petsense, and Del’s Feed & Farm Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also offer an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 25, 2021, we operated 2,181 retail stores in 49 states (2,003 Tractor Supply and Del’s retail stores and 178 Petsense retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space, and our Petsense stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space. Our online selling websites and our mobile application offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere and in any way they choose.

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and the satisfactory completion of customary closing conditions within a specified timeframe.

Business Strategy for Tractor Supply Company

We believe our sales and earnings growth is the result of executing our multi-year strategy, which includes the following key components:

Market Niche

We have identified a specialized market niche: supplying the lifestyle needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle.  By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center, and other specialty retailers. We cater to the rural lifestyle and often serve a market by being a trip consolidator for many basic maintenance needs for farm, ranch, and rural customers through convenient shopping options both in-store and online.

Customers

Our target customers are home, land, pet, and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers, ranchers, and all those who enjoy living the rural lifestyle. We have seen a continuation of shifting consumer behavior trends due to the COVID-19 pandemic as customers focused on the care of their homes, land, and animals, which resulted in a growing demand in everyday merchandise, including consumable, usable, and edible ("C.U.E.") products and seasonal categories.

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

Index
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

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores, and our Field Activity Support Teams ("FAST") are dedicated to support the stores in creating an enhanced in-store experience for our customers through best-in-class merchandising execution. Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience. Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests or aprons with name tags, and our customer service and checkout counters are conveniently located near the front of the store. Our stores have been equipped with tools such as team member communication devices, wireless internet, and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. In addition, our buy online and pickup in-store and ship to store programs, including curbside pickup, provides convenient access for customers to pick up merchandise from our store locations.

We are in the midst of a multi-year project that began in 2020 to remodel our existing store base, bringing programs to life with new fixtures, layouts and products that truly enhance the customer shopping experience. The site level space is analyzed category by category and reallocated as needed to align with current merchandising strategies and to drive space productivity. Another space productivity initiative is to transform our side lot with an expanded product offering and an enhanced shopping experience. With this investment, the side lots space is leveraged to offer a wider product offering in the lawn and garden categories and our new categories with the garden center, and offer greater convenience through the expansion of our buy online and pickup in-store and ship to store capabilities for drive-thru pickup.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products with approximately 16,000 to 22,000 products per store as well as over 170,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2021. Our comprehensive selection of merchandise is comprised of the following major product categories:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment (i.e. fencing);
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Index

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2021, 2020, and 2019:

	Percent of Net Sales
	Fiscal Year
Product Category:	2021	2020	2019
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	21	21
Seasonal, Gift and Toy Products	21	21	20
Clothing and Footwear	8	7	8
Agriculture	3	4	4
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment as necessary to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on consumable, usable, and edible ("C.U.E.") products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, bird seed, lubricants, propane, and various seasonal products, such as fertilizer, weed control, mulch, pest control, and twine.

Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 975 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2021.  Approximately 375 core vendors accounted for 90% of our merchandise purchases during fiscal 2021. Although the COVID-19 pandemic has resulted in the fluctuation of customer demands for certain products as well as global supply chain disruptions and delays, we have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products to meet customer demands. We believe that adequate sources of supply exist, but they may cost more or require us to incur higher transportation costs.

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

Index
Our exclusive brands represented approximately 29% of our total sales in fiscal 2021 and 2020 and 31% of our total sales in fiscal 2019. Our exclusive brands include:

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

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (both United States and foreign) have expiration dates ranging from March 2024 to December 2045 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2021, our Tractor Supply stores received approximately 76% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their "Out Here" lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Texas, and Washington represent a total distribution center capacity of 6.1 million square feet. We also use third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity.

The Company is building a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be completed in the fall of fiscal 2022.

In addition, on January 26, 2022, the Company announced plans to build a new distribution center in Maumelle, Arkansas. This new distribution center is expected to be approximately 900,000 square feet. Construction is planned to begin in the middle of 2022 and is currently anticipated to be completed in late 2023.

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

Index
deliveries. We manage our transportation costs through carrier negotiations, monitoring of transportation routes, and scheduling of deliveries.

Marketing

We utilize an “everyday low price” philosophy to consistently offer our products at competitive prices complemented by strategically planned promotions throughout the year. To drive store traffic and position ourselves as a destination retailer, we promote a broad selection of merchandise through various digital and social media initiatives, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited use of radio and other media channels.  In addition, our Neighbor’s Club loyalty program enhances our ability to engage with our customers, recognize and reward our best customers, drive desired behaviors, and create brand advocacy. Vendors frequently support these specific programs by offering temporary cost reductions, additional funding, and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Omni-Channel

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive, seamless omni-channel shopping experience offering the conveniences our customers want and expect. We offer buy online, pickup in-store, and curbside pickup, which provides convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment. This allows us to extend our aisles beyond our store locations and provides convenient and useful content that is relevant to our customers’ lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or to their homes or offices. For select products, we offer same day delivery. We use our distribution facility network as well as our stores to support our e-commerce activities. Our digital capabilities have further enhanced our in-store shopping experience, allowing us to engage with our customers more effectively, and expanded our target markets outside of our current retail store locations.

Continuous Improvement

We are committed to a continuous improvement program to drive change throughout our organization.  Using data analytics and team member engagement, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness. We establish goals for productivity and cost improvement.  We have implemented numerous continuous improvement projects, with team members from multiple areas of our business, to evaluate key operations and implement process change. Team members are empowered and expected to challenge current paradigms and improve processes. Management encourages the participation of all team members in the decision-making process, regularly solicits input and suggestions from our team members, and incorporates suggestions into our improvement activities.

Management Information and Control Systems

We have invested resources in management information and control systems to provide legendary customer service and to deliver the right products in the right place at the right time. This investment includes use of digital technologies that support the "Out Here" lifestyle and integrate the customer experience in-store, online, and through our Customer Solutions Center, which offers customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include:

•Point-of-sale system;
•In-store mobility;
•E-commerce platform;
•Consumer mobile app;
•Replenishment and allocation systems;
•Merchandising presentation and inventory management tools;
•Warehouse and transportation management systems;
•Labor management tools for stores and supply chain;
•Price optimization system;
•Vendor purchase order control system;

Index
•Business intelligence and analytics tools; and
•Customer loyalty and campaign management system.

These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives focused heavily on improving the customer experience across all channels. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements such as in-store mobility, labor management tools, and back-office support systems. We will continue to evaluate the use of technologies to improve productivity such as artificial intelligence, automation software, quantum computing, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, employees, vendors, and other confidential Company data. We are endeavoring to adhere to quickly evolving industry privacy laws and standards. Critical areas of focus include cloud, end point protection and privacy. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense

Petsense is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 25, 2021, we operated a total of 178 Petsense stores in 23 states, with approximately 500 full-time and 1,000 part-time team members, and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Human Capital

We believe that our team members are the foundation of our business and that their hard work, passion, commitment, and experience drive our success. As a result of our commitment to our team members, in both 2021 and 2020, we were recognized by the Great Place to Work Institute as a "Great Place to Work-Certified" company and were included in Forbes’ 2021 "America’s Best Employers for New Graduates" list for the second year in a row. Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 25, 2021, we employed approximately 22,000 full-time and 24,000 part-time Tractor Supply team members. We typically employ additional part-time team members throughout the year during high sales volume periods.  We are not party to any collective bargaining agreements.

Our store operations are divided between east and west divisions, and each division is overseen by a senior vice president. The divisions are organized into regions, each of which is led by a regional vice president. The region is further organized into districts, each of which is led by a district manager.  We have two internal advisory boards, one comprised of store managers and the other comprised of district managers.  These groups bring a grassroots perspective to operational initiatives and generate chain-wide endorsement of proposed best-practice solutions.

Eligible team members can participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon individual, team, and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan and health insurance for which we share a significant portion of the cost of premiums. We additionally provide our eligible team members with paid time off and a six-week parental leave policy for new parents. Our team members also receive a discount on merchandise purchased from the Company.

We continue to make wage investments to offer our team members competitive compensation. On an annualized basis in 2021, we invested an additional $40 million in hourly store team members as a result of our increases in the minimum wage paid to team members.

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of

Index
district managers and store managers has an average tenure of approximately nine and six years, respectively.  We believe internal promotions, coupled with the hiring of individuals with previous retail experience, provide the management structure necessary to support our long-term strategic growth initiatives.

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
•Diversity and inclusion training which is intended to advance a diverse and inclusive culture built on one of our core values of respect, to foster different perspectives, ideas and innovative thinking;
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
•Quarterly all store team member meetings; and
•An annual store manager meeting with vendor product presentations.

Workplace Health and Safety

We strive to provide a safe and healthy workplace for all team members and drive a culture of safe practices and continuous improvement. We provide role based safety training during the onboarding process and through other specific safety programs. In response to the COVID-19 pandemic, we implemented enhanced cleaning standards, adapted to the evolving public health guidance in our workplaces, and provided training and education to our team members. We implemented a vaccination incentive program, provided paid time off to receive vaccinations, and held onsite vaccination clinics for our team members among other COVID-19 mitigation practices. We continually monitor and adapt our safety practices as the COVID-19 pandemic continues.

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

Additionally, we continue to support our team members during this pandemic through offering COVID-19 paid medical leave, 100% coverage of COVID-19 testing and treatment under our medical plan.

Diversity, Equity, and Inclusion ("DE&I")

Tractor Supply is committed to DE&I. We have built a strong and diverse team by purposefully seeking highly qualified diverse candidates with different backgrounds, experience, perspectives, ideas and skill sets. As we move forward, we are working to implement new DE&I initiatives that will result in an even more diverse team across the entire company.

Index
We are committed to providing a diverse and inclusive culture supported by our Mission & Values where we welcome diverse backgrounds and experiences and respectfully foster different perspectives, ideas and innovative thinking. We are stronger together, and we believe in the authenticity our team members bring to work every day. By focusing on our team members, we know that our customers, communities and suppliers will be well served. Diversity and inclusion play a key role in moving our business forward. Our workforce is approximately 51% male and 49% female. Minorities comprise approximately 17% of our workforce. Women serve in key leadership roles within the Company, including as Executive Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel and Corporate Secretary, Senior Vice President of Investor Relations and Public Relations, Senior Vice President, Chief Marketing Officer and Senior Vice President of E-Commerce. We have taken several steps over the past twelve months to further enhance our diversity and inclusion strategy including publishing external DE&I goals aligned with our environmental, social, and governance ("ESG") efforts, enhancing our DE&I Strategy to include supplier diversity efforts, establishing our DE&I Customer Promise and continuing activation of our numerous team member engagement groups supporting the development, community involvement and allyship within our Company. We will continue to build on these initiatives to enhance our culture of respect and teamwork across our organization.

Growth Strategy

Tractor Supply believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of "Out Here" lifestyle solutions, creating customer loyalty through personalized experiences, our Neighbor's Club loyalty program and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) connecting, empowering and growing our team to enhance our team members' lives and the communities in which they live, enabling them to provide legendary service to our customers, and (2) allocating resources in a disciplined and efficient manner to drive profitable growth and build stockholder value, including leveraging technology and automation to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 13.4%. We plan to open approximately 75 to 80 new Tractor Supply and 10 new Petsense stores in fiscal 2022, a selling square footage increase of approximately 4%.  In fiscal 2021, we opened 80 new Tractor Supply stores and seven new Petsense stores. In fiscal 2020, we opened 80 new Tractor Supply stores and nine new Petsense stores. This represents a selling square footage increase of approximately 4% during each of fiscal 2021 and fiscal 2020.

At December 25, 2021, we operated 2,181 retail stores in 49 states (2,003 Tractor Supply and Del’s retail stores and 178 Petsense retail stores). Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We believe we have developed a proven method for selecting store sites and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense stores.

Approximately 57% of our stores are in freestanding buildings and 43% are located in shopping centers. We lease approximately 95% of our stores and own the remaining 5%.

In addition to new store expansion, we will continue to support our strategic growth through expansion of our distribution network and initiatives including, among others, space productivity and side lot improvements in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Index
Competition

We operate in a competitive retail industry. We believe the principal competitive factors include location of stores, fulfillment options, price, quality of merchandise, in-stock inventory consistency, merchandise assortment and presentation, product knowledge, and customer service. We compete with general merchandise retailers, home center retailers, pet retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

In December 2021, we released our 2020 Task Force on Climate-Related Financial Disclosures Report, following the announcement of our goal in September 2021 to reduce our carbon footprint by 50% by 2030 and achieve net zero missions across all operations by 2040. In the report, we discussed our approach to evaluating and managing climate change risks and identifying opportunities. We also detailed the next phase of our sustainability journey, including increasing efforts to procure renewable energy, continuing investments in energy efficiency and cleaner technologies, avoiding future emissions through better design of both stores and distribution centers, and enhancing our Scope 3 focus with greater transparency and reduction efforts, including new vendor engagement to drive down value chain emissions.

Index
Additional information can be found in our ESG Tear Sheet and on our website (TractorSupply.com). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2022.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	47
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	50
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	49
John P. Ordus	Executive Vice President – Chief Stores Officer	46
Jonathan S. Estep	Executive Vice President – Chief Merchandising Officer	42
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	47
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	44
Noni L. Ellison	Senior Vice President – General Counsel and Corporate Secretary	50
Christi C. Korzekwa	Senior Vice President – Chief Marketing Officer	56
Matthew L. Rubin	Senior Vice President and General Manager of Petsense	42

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

Kurt D. Barton was promoted to Executive Vice President – Chief Financial Officer and Treasurer in February 2019, after having served as Senior Vice President – Chief Financial Officer and Treasurer since March 2017. Prior to that time, Mr. Barton served as Senior Vice President – Controller of the Company since February 2016.  Mr. Barton previously served as Vice President – Controller of the Company from February 2009, after having served as the Company's Director, Internal Audit from July 2002 to February 2009. Mr. Barton has served in various other leadership roles in accounting since he joined the Company in 1999. Mr. Barton, a Certified Public Accountant, began his career in public accounting in 1993, spending six years at Ernst & Young, LLP.

Robert D. Mills has served as Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer since August 2018, prior to which he served as the Company's Senior Vice President – Chief Information Officer since February 2014. Mr. Mills previously served as Chief Information Officer for Ulta Beauty, Inc. from October 2011 until he joined the Company. From 2005 to 2011, Mr. Mills was Vice President, Chief Information Officer for the online business unit at Sears Holdings Corporation where he began as an Information Technology Customer Relationship Leader in 2001. Prior to 2001, Mr. Mills held roles at The Allstate Corporation, Rockwell International, Telecommunications Division, and Household Finance Corporation. Since March 2018, Mr. Mills has served as a director of B&G Foods, Inc.

John P. Ordus was promoted to Executive Vice President – Chief Stores Officer in February 2020, after having served as the Company's Senior Vice President - Store Operations since August 2015. Prior to that time, Mr. Ordus served as Regional Vice President for the Company from June 2010 and as a Regional Director for the Company since September 2008. Mr. Ordus joined the Company as a District Manager in February 2002 after the acquisition of Quality Farm & Fleet, Inc. with which Mr. Ordus held roles since January 1988.

Jonathan S. Estep was promoted to Executive Vice President – Chief Merchandising Officer in February 2020, after having served as the Company's Senior Vice President, General Merchandising since April 2017. Prior to that time, Mr. Estep served the Company as a Vice President, Divisional Merchandise Manager from February 2014. Mr. Estep also previously served in various other leadership roles in merchandising since he re-joined the Company in January 2008.

Index

Melissa D. Kersey was appointed as Executive Vice President – Chief Human Resources Officer on July 20, 2020. Ms. Kersey was previously Senior Vice President and Chief People Officer for McDonald's USA, LLC from 2017 until July 2020. Ms. Kersey also previously held a number of executive level roles with Walmart Inc. (previously Wal-Mart Stores, Inc.) from 2008 to 2017, including Senior Vice President of Global Human Resource Transformation and People Services, Senior Vice President and Chief Human Resources Officer for U.S. Stores, and Senior Vice President of Learning and Human Resources Strategy. Prior to that time, Ms. Kersey spent eight years with Alltel Wireless and four years with the Target Corporation in Operations, Distribution, Human Resources and Technology roles.

Colin W. Yankee was promoted to Executive Vice President - Chief Supply Chain Officer in February 2020, after having served as the Company's Senior Vice President, Supply Chain since November 2015 when he joined the Company. Mr. Yankee was previously Vice President of Logistics for Neiman Marcus Group LLC from 2013 to 2015. Prior to that time, Mr. Yankee held various leadership roles in logistics and supply chain with the Target Corporation since 2004. He began his career as a Cavalry Officer, Captain in the United States Army.

Noni L. Ellison was appointed as Senior Vice President – General Counsel and Corporate Secretary on January 11, 2021. Ms. Ellison was previously General Counsel, Chief Compliance Officer and Corporate Secretary for Carestream Dental LLC from August 2017 until January 2021. Ms. Ellison also previously served as Associate General Counsel and Assistant Corporate Secretary at W.W. Grainger, Inc. from February 2015 until July 2017. Prior to that time, Ms. Ellison held roles of increasing responsibility at Turner Broadcasting System, Inc. and Scripps Networks Interactive, Inc. and practiced law with two national law firms as a corporate finance and securities associate.

Christi C. Korzekwa was promoted to Senior Vice President - Chief Marketing Officer in February 2022, after having served as Senior Vice President – Marketing since February 2015. Ms. Korzekwa previously served as Vice President, Marketing since she joined the Company in February 2012. Prior to joining the Company, Ms. Korzekwa served as Senior Vice President, Director of Client Services for Blue Sky Agency. She worked for Home Depot, Inc. from 2004 to 2011 in roles of increasing importance in marketing and advertising, most recently as Senior Director, Marketing. Before joining Home Depot, Inc., Ms. Korzekwa spent 17 years with TM Advertising, LLC, most recently serving as their Senior Vice President, Global Media Director.

Matthew L. Rubin was appointed Senior Vice President and General Manager of Petsense on February 1, 2021. Mr. Rubin previously served as Senior Vice President of Business Development & Growth at The Michaels Stores, Inc. from October 2018 until January 2021. Mr. Rubin was previously an executive in Accenture plc's North America Retail Practice from April 2015 to October 2018. Before April 2015, Mr. Rubin was a Partner at Consolidated Venture Partners & Consolidated Marketing and a Co-Founder & Finance Partner at OnTrend Products. Mr. Rubin also previously served as Vice President of Specialty Business Operations at BJ’s Wholesale Club Holding, Inc.. Mr. Rubin began his career at Office Depot, Inc. where he had multiple merchandising and strategic project leadership roles of increasing responsibility.

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

Our success depends in part on the value and strength of the Tractor Supply name, including our exclusive brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, whether or not based on fact. Any failure to comply or accusation of our failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Further, adverse publicity about our merchandise products, whether valid or not, may discourage consumers from buying the products we offer. Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Any of these events could result in decreased revenue or otherwise adversely affect our business.

We may be unable to increase sales at our existing stores.

We experience fluctuations in our comparable store sales at our existing stores, defined as sales in stores which have been open for at least twelve months. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion of comparable store sales. Various factors affect the comparable store sales at our existing stores, including, among others, the general retail sales environment, our ability to efficiently source and distribute products, global supply chain disruptions, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other competing retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, retail pricing, the timing of promotional events, the release of new merchandise, the success of marketing programs, weather conditions, and our ability to attract and retain qualified team members.  These factors may cause the comparable store sales results at our existing stores to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Furthermore, the significant positive impact of the COVID-19 pandemic on the demand for our products in fiscal 2021 and 2020 resulted in a significant increase in new or reacquired customers and in comparable store sales growth. Our sales performance in fiscal 2021 and 2020 may present a greater risk to our ability to increase comparable store sales in the following year(s) and in our ability to maintain our new or reacquired customers gained in those years. Therefore, we may not be able to sustain or increase our comparable store sales in fiscal 2022 and beyond.

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

Index
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

We may, from time to time, acquire businesses we believe to be complementary to our business, for example, the pending acquisition of Orscheln Farm and Home, LLC discussed previously. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, acquired businesses may not achieve desired profitability objectives or other expectations, causing lower than expected earnings and cash flows which could adversely affect our financial performance and subsequently require impairment of long-lived assets, goodwill and other intangible assets.

Weather and Climate Risks

Unseasonal and extreme weather may have a significant impact on our financial results.

Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, such as more frequent or intense hurricanes, thunderstorms, tornadoes, flood, fires,

Index
droughts, and snow or ice storms, as well as rising sea levels, have impacted operating results both positively and negatively and may positively or negatively impact our business in the future. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings, damage to our stores or merchandise, or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

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

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows.

Macroeconomic Risks

General economic conditions may adversely affect our financial performance.

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, social and political causes and movements, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, general health epidemics, and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

Index
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

We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of current or potential tariffs by the U.S. with respect to certain consumer goods imported from China.

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs. The imposition of tariffs on imported products has increased our costs and could result in reduced sales and profits. The changes in certain tax and trade policies, tariffs and other regulations affecting trade between the U.S. and other countries enacted under the prior U.S. administration increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs or trade relations may change under the current U.S. administration, which could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

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

We continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail selling prices. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products to meet increased customer demand for certain products, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, such as occurred during, and as the economy recovers from, the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of supplies,

Index
inclement weather or other economic conditions, including the availability of qualified drivers and distribution center team members, could adversely affect the availability, quality and cost of products, and our operating results.

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

Technology, Data Security, Business Continuity and Disaster Recovery Risks

Any failure to maintain the security of the information relating to our business, customers, team members, and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, employees, and vendors, could cause us to incur substantial additional costs and to become subject to litigation, and could materially affect our operating results, financial condition, and liquidity.

We depend on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. As do most retailers, we receive and store in our information systems certain personal and other sensitive information about our business, customers, team members, and vendors. Additionally, we also receive and process information permitting cashless payments as part of our in-store and online operations at TractorSupply.com and Petsense.com and on our mobile application, some of which depend upon the secure transmission of confidential information over public networks. The information that we receive and store makes us subject to cybersecurity attacks and cyber incidents, which are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated, and are being made by groups and individuals with a wide range of expertise and motives. We are the target of attempted cyber and other security threats and we continuously monitor our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. However, these security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, team members, or vendors. Similar risks exist with respect to the third-party vendors on which we rely for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.

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

In addition, states and the federal government have enacted laws and regulations relating to privacy, data breaches, and theft of employee and customer data.  These laws have increased the costs of doing business and, if we fail to comply with these laws and regulations to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required

Index
by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

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

Through our continued information technology enhancements, we believe we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com and Petsense.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase and has accelerated significantly during the COVID-19 pandemic. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media, particularly in the wake of COVID-19. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. Disruptions, failures, or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

We rely on the positive cash flow we generate from our operating activities and our access to the credit and capital markets to fund our operations, growth strategy, capital expenditures, and return of cash to our stockholders through share repurchases and dividends. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. There can be no assurance that we will be able to maintain and/or improve our current credit ratings. A rating organization may lower our rating, or change our ratings’ outlook, or decide not to rate our securities, temporarily or permanently, in its sole discretion. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn would have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity. We can make no assurances that our ability to obtain additional financing through the debt and equity markets will not be adversely affected by economic conditions or that we will be able to maintain or improve our current credit ratings.

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

As of December 25, 2021, our total outstanding consolidated debt was approximately $986.4 million. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $6.5 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. The currently authorized amount reflects a $2.0 billion increase to the existing share repurchase program which was approved by our Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. As of December 25, 2021, prior to the expanded $2.0 billion repurchase authorization, the Company had remaining authorization under the share repurchase program of $345.0 million, exclusive of any fees, commissions or other expenses.

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

Goodwill represents the difference between the purchase price of an acquired company and the related fair value of net assets acquired. A significant amount of judgment is involved in determining if an indication of impairment of goodwill exists. As

Index
with goodwill, we also test our indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors indicating impairment of goodwill or other intangible assets may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated or changing competition; the testing for recoverability of a significant asset group within a reporting unit; and reduced growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and negatively affect our financial condition and results of operations. To the extent that business conditions deteriorate or if changes in key assumptions and estimates differ significantly from management's expectations, it may be necessary to record additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.

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

We are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to competition, environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, and employment law matters.

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

COVID-19 Risks

The COVID-19 coronavirus pandemic has, and could continue to have a material negative effect on our results of operations, cash flows, financial position, and business operations.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, such as increased transportation costs, supply chain distributions, labor shortages, increased overhead, among other impacts, which have, and may continue to, negatively affect our business operations.

Despite the previous impacts of the pandemic on our business, we are unable to predict the future impact that COVID-19 will have on our results of operations, cash flows, financial position, and business operations due to numerous uncertainties. These uncertainties include, but are not limited to: the severity of the virus; the duration of the pandemic, including the likelihood of resurgences and the emergence of variants; the efficacy and public acceptance of vaccines; governmental actions which include restrictions on our operations up to and including potential closure of our stores and distribution centers; the duration and degree of quarantine or shelter-in-place measures, including additional measures that may still occur; impacts on our supply chain which include suppliers of our products and our transportation vendors; impacts on our distribution network; the health of our workforce and our ability to maintain staffing needs to operate our business; how macroeconomic factors evolve including unemployment rates and recessionary pressures; the impact of the pandemic on consumer shopping patterns; volatility in the economy as well as the credit and financial markets; the incremental costs of doing business during the pandemic as well as on a long-term basis; potential increases in insurance premiums, medical claims costs, and workers' compensation claim costs; unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other

Index
resources to the pandemic response; potential delays in growth initiatives including the timing of new store openings; potential adverse effects on our internal control environment and information security as a result of changes to a remote work environment; and the long-term impact of the pandemic on our business.

In addition, we cannot predict the impact that the pandemic will have on our manufacturers and suppliers of our products and other business partners such as service vendors; however, any material effect on these parties could adversely impact our results of operations and our ability to operate our business effectively.

The COVID-19 coronavirus pandemic has had, and could continue to have a material negative effect on our supply chain and distribution network.

Circumstances surrounding and related to the COVID-19 pandemic have created unprecedented impacts on the global supply chain. Our business relies on an efficient and effective supply chain, including the manufacture and transportation of our products as well as the effective functioning of our distribution centers. Impacts related to the COVID-19 pandemic are placing strains on the domestic and international supply chains that have negatively affected, and could continue to negatively affect the flow or availability of our products and result in higher out-of-stock inventory positions due to difficulties in timely obtaining product from the manufacturers and suppliers of our products as well as transportation of those products to our distribution centers and stores. Further, we may have to source products from different manufacturers or geographic locations which could result in, among other things, higher product costs, increased transportation costs, delays in receiving products or lower quality of the products.

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

The financial and credit markets have experienced, and may continue to experience significant volatility and turmoil as a result of the COVID-19 pandemic. Changes in the financial and credit markets could adversely impact our ability to access capital on favorable terms and continue to meet our liquidity needs.

Additionally, changes in our capital allocation strategy could have significant adverse impacts, both short- and long-term, on our business, results of operations, and financial position. Any future suspension of our share repurchase program, if necessary and depending on duration, could negatively impact our earnings per share which in turn could adversely impact our common stock price. While not contemplated at this time, any potential suspension or reduction in our dividend declaration could have an adverse impact on investor perception and our common stock price.

Actions taken to protect the health and safety of our team members and customers during the COVID-19 coronavirus pandemic have increased our operating costs and may not be sufficient to protect against operational or reputational harm to our business, regulatory actions or claims and litigation.

In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include encouraging vaccination efforts, personal protective equipment for our team members, following local and federal guidance regarding the use of masks in our facilities, increased staffing in order to provide contact-free curbside pickup from stores, expansion of our capabilities to support delivery to customer homes, increased cleaning and sanitizing measures, offering remote work plans at our Store Support Center and monitoring for “social distancing” directives, as well as additional cleaning materials in our facilities. Additionally, we have provided appreciation bonuses as well as permanent increases in compensation and benefits for our team members in our stores and distribution centers to further support them during and after the COVID-19 pandemic. Actions such as these have resulted in significant incremental costs in fiscal 2021 and 2020, and we expect that we will continue to incur these costs for the foreseeable future, which in turn will have an adverse impact on our results of operations.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of this virus and the consequences of our actions, we may see unexpected outcomes notwithstanding

Index
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

Item 1B.    Unresolved Staff Comments

None.

Index

Item 2.        Properties

At December 25, 2021, the Company operated 2,181 stores in 49 states (2,003 Tractor Supply and Del’s retail stores and 178 Petsense retail stores).  The Company leases approximately 95% of its stores. Store leases typically have initial terms of between 10 and 15 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations. Approximately 57% of our stores are in freestanding buildings and 43% are located in shopping centers.  The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	235	New Jersey	27
North Carolina	113	Maryland	25
Pennsylvania	102	Washington	25
Tennessee	102	Illinois	24
Georgia	101	Massachusetts	24
Michigan	97	Maine	23
Ohio	97	Colorado	22
Florida	96	New Hampshire	22
New York	96	Connecticut	20
California	74	Nebraska	18
Kentucky	72	Utah	16
Virginia	71	Minnesota	14
Alabama	67	North Dakota	14
Indiana	62	Oregon	13
Louisiana	60	Iowa	9
Oklahoma	58	South Dakota	9
South Carolina	54	Vermont	9
Mississippi	50	Wyoming	8
Arkansas	39	Delaware	6
Arizona	35	Idaho	6
Missouri	32	Montana	6
New Mexico	30	Nevada	6
West Virginia	30	Rhode Island	4
Wisconsin	29	Hawaii	2
Kansas	27
			2,181

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York	924,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Waverly, Nebraska	592,000	Owned
Hagerstown, Maryland (a)	482,000	Owned
Hagerstown, Maryland (a)	309,000	Leased
Seguin, Texas (b)	71,000	Owned
Lakewood, Washington (b)	64,000	Leased
Longview, Texas (b)	63,000	Owned

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

The Company is building a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be completed in the fall of fiscal 2022.

In addition, on January 26, 2022, the Company announced plans to build a new distribution center in Maumelle, Arkansas. This new distribution center is expected to be approximately 900,000 square feet. Construction is planned to begin in the middle of 2022 and is currently anticipated to be completed in late 2023.

We also use third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity.

Item 3.        Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 11 to the Condensed Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol, “TSCO.”

As of January 22, 2022, the number of record holders of our common stock was 725 (excluding individual participants in nominee security position listings).

Dividends

We paid cash dividends totaling $239.0 million and $174.7 million in fiscal 2021 and 2020, respectively. In fiscal 2021, we declared and paid cash dividends to stockholders of $2.08 per common share outstanding as compared to $1.50 per common share outstanding in fiscal 2020. These payments reflect an increase in the quarterly dividend to $0.52 in the first quarter of fiscal 2021 from $0.40 per share and an increase in the third quarter of fiscal 2020 to $0.40 per share from $0.35 per share.

On January 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company’s outstanding common stock. The dividend will be paid on March 8, 2022, to stockholders of record as of the close of business on February 21, 2022.

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment amount of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

Index
Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The currently authorized amount reflects a $2.0 billion increase to the existing share repurchase program which was approved by the Company's Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. As of December 25, 2021, prior to the expanded $2.0 billion repurchase authorization, the Company had remaining authorization under the share repurchase program of $345.0 million, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2021 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,681,348	$157.89	1,600,354	$890,467,715
Second Quarter (a)	1,126,487	$181.83	1,118,208	$687,175,560
Third Quarter (a)	748,943	$190.01	743,344	$545,926,155

Fourth Quarter: (a)
9/26/21 - 10/23/21	160,205	$200.65	160,000	$513,824,218
10/24/21 - 11/20/21	165,433	$223.01	164,569	$477,120,646
11/21/21 - 12/25/21	577,384	$228.83	577,329	$345,018,590
	903,022	$222.76	901,898	$345,018,590

As of and for the year ended December 25, 2021	4,459,800	$182.47	4,363,804	$345,018,590

(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 80,994 during the first quarter, 8,279 during the second quarter, 5,599 during the third quarter, and 1,124 during the fourth quarter.

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

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2016 to December 25, 2021 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 31, 2016, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Tractor Supply Company
S&P 500
S&P Retail Index

	12/31/2016	12/30/2017	12/29/2018	12/28/2019	12/26/2020	12/25/2021
Tractor Supply Company	$100.00	$100.32	$113.40	$127.52	$205.47	$322.80
S&P 500	$100.00	$121.83	$115.49	$153.58	$178.76	$231.39
S&P Retail Index	$100.00	$130.40	$146.11	$188.70	$270.43	$326.24

Item 6.        [Reserved]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in accordance with the amendments to Regulation S-K.

Index
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 25, 2021 (our fiscal years 2021 and 2020). For a comparison of our results of operations for fiscal year December 26, 2020 and December 28, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, filed with the SEC on February 18, 2021. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or "Tractor Supply" or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). As of December 25, 2021, we operated 2,181 retail stores in 49 states under the names Tractor Supply Company, Petsense, and Del’s Feed & Farm Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment (i.e. fencing);
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Tractor Supply Company believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of "Out Here" lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) connecting, empowering and growing our team to enhance their lives and the communities they live in, enabling them to provide legendary service to our customers, and (2) allocating resources in a disciplined and efficient manner to drive profitable growth and build stockholder value, including leveraging technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 1,738 stores at the end of fiscal 2016 to 2,181 stores (2,003 Tractor Supply and Del’s retail stores and 178 Petsense retail stores) at the end of fiscal 2021, and in net sales, with a compounded annual growth rate of approximately 13.4%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites, and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense stores.

Index

Executive Summary

In fiscal 2021, we opened 80 new Tractor Supply stores in 27 states and seven new Petsense stores in four states. In fiscal 2020, we opened 80 new Tractor Supply stores in 31 states and nine new Petsense stores in three states. This resulted in a selling square footage increase of approximately 4% in each of fiscal 2021 and fiscal 2020.

Net sales increased 19.9% to $12.73 billion in fiscal 2021 from $10.62 billion in fiscal 2020 as we experienced significant demand for our products across all product categories, geographies and channels in fiscal 2021 as we acquired new customers who entered our markets and our existing customers focused on the care of their homes, land, and animals while navigating the COVID-19 pandemic. Comparable store sales increased 16.9% in fiscal 2021 versus a 23.1% increase in fiscal 2020. Gross profit increased 19.0% to $4.48 billion in fiscal 2021 from $3.76 billion in fiscal 2020, and gross margin decreased 25 basis points to 35.2% of net sales in fiscal 2021 from 35.4% of net sales in fiscal 2020. Operating income increased 88 basis points to 10.3% of net sales in fiscal 2021 from 9.4% of net sales in fiscal 2020. For fiscal 2021, net income was $997.1 million, or $8.61 per diluted share, compared to $749.0 million, or $6.38 per diluted share, in fiscal 2020.

We ended fiscal 2021 with $878.0 million in cash and cash equivalents and outstanding debt of $986.4 million, after returning $1.04 billion to our stockholders through stock repurchases and quarterly cash dividends.

Information Regarding COVID-19 Coronavirus Pandemic

The Company has been and continues to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, encouraging vaccination efforts, providing personal protective equipment to our team members, following local and federal guidance regarding the use of masks in our facilities, maintaining enhanced services for cleaning and sanitation, continuing to provide additional functionality to support contactless shopping experiences, promoting social distancing in our stores, and continuing to offer remote work plans at our Store Support Center.

As further described in the results of operations, our net sales have significantly increased due to unprecedented customer demand across all major product categories, channels, and geographic regions. However, the net incremental costs of doing business during this crisis have increased as a result of the aforementioned actions we have taken to support and promote the safety and well-being of our team members and customers, and we believe some of these incremental costs will continue after the pandemic is over.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I Item 1A. of this Form 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2022 and beyond. While our stores, distribution centers, and e-commerce operations are open and plan to remain open, we cannot predict the uncertainties, or the corresponding impacts on our business, at this time.

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

Significant Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.  Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements.  The following discussion addresses our most critical accounting policies and estimates, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Merchandise Inventory:

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

We also have established a reserve for estimating inventory shrinkage between physical inventory counts. The reserve is established by assessing the chain-wide average shrinkage experience rate, applied to the related periods’ sales volumes. Such assessments are updated on a regular basis for the most recent individual store experiences. Our general policy is to perform physical inventories at least once a year for each store that has been open more than twelve months.

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

We do not believe our merchandise inventories are subject to significant risk of obsolescence in the near term. However, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves. Our impairment reserves contain uncertainties because the calculations require management to make assumptions and to apply judgment regarding forecasted customer demand and the promotional environment. The estimated store inventory shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends. Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends, the effect of loss prevention measures and merchandising strategies.

For vendor funding, we estimate the purchase volume (and related vendor funding) based on our current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations. Although we believe we can reasonably estimate purchase volume and related volume rebates at interim periods, it is possible that actual year-end results could be different from previously estimated amounts. Our allocation methodology contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding customer demand, purchasing activity, target thresholds, vendor attrition and collectability.

Index
We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves or shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment or shrinkage. However, if assumptions regarding consumer demand, clearance potential or inventory loss for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 25, 2021, would have affected net income by approximately $1.3 million in fiscal 2021. A 10% change in our shrinkage reserve as of December 25, 2021, would have affected net income by approximately $4.2 million in fiscal 2021.

We have not made any material changes in the accounting methodology used to establish our vendor funding reserves in the financial periods presented. At the end of each fiscal year, a significant portion of the actual purchase activity is known. Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor funding. We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2021. If a 10% reserve had been applied against our outstanding vendor funding due as of December 25, 2021, net income would have been affected by approximately $2.3 million in fiscal 2021. Although it is unlikely that there will be any significant reduction in historical levels of vendor funding, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 25, 2021, would have affected net income by approximately $8.4 million in fiscal 2021.

Impairment of Long-Lived Assets:

Long-lived assets, including lease right-of-use assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, market valuation, or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.

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

Index
change in any of these estimates would not have a material impact on our analysis. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

There were no significant long-lived assets impairment charges recognized in fiscal 2021.

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

There were no goodwill or other indefinite-lived intangible assets impairment charges recognized in fiscal 2021.

Index
Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2021	2020
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	64.83	64.58
Gross margin (a)	35.17	35.42
Selling, general and administrative expenses (a)	22.78	23.34
Depreciation and amortization	2.12	2.04
Impairment of goodwill and other intangible assets	—	0.65
Operating income	10.26	9.39
Interest expense, net	0.21	0.27
Income before income taxes	10.05	9.12
Income tax expense	2.22	2.07
Net income	7.83%	7.05%

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

Fiscal 2021 Compared to Fiscal 2020

Net sales increased 19.9% to $12.73 billion in fiscal 2021 from $10.62 billion in fiscal 2020. Comparable store sales increased 16.9% to $12.43 billion versus a 23.1% increase in fiscal 2020. The comparable store average transaction value increased 9.8% and comparable store average transaction count increased 7.1% for fiscal 2021, as compared to an increase of 12.2% and 10.9% in fiscal 2020, respectively.

Our sales performance continued to benefit from the shift of consumer behavior trends due to the COVID-19 pandemic as customers focused on the care of their homes, land, and animals, targeted investments in marketing to increase our unaided brand awareness, and other key initiatives to enhance customers' shopping experience, including the relaunch of the Neighbor's Club loyalty program. These factors led to growth in new customer acquisition and increased spend from existing customers, which further resulted in an increase in comparable store sales across all major product categories, driven by robust growth for everyday merchandise, including C.U.E. products, and solid demand for seasonal categories. In addition, the Company’s e-commerce sales experienced double-digit percentage growth in fiscal 2021 as compared to fiscal 2020.

In addition to comparable store sales growth in fiscal 2021, sales from stores opened less than one year were $324.6 million in fiscal 2021, which represented 3.1 percentage points of the 19.9% increase over fiscal 2020 net sales. Sales from stores opened less than one year were $355.3 million in fiscal 2020, which represented 4.3 percentage points of the 27.2% increase over fiscal 2019 net sales.

Index
The following table summarizes our store growth during fiscal 2021 and 2020:

	Fiscal Year

Store Count Information:	2021	2020
Tractor Supply
Beginning of period	1,923	1,844
New stores opened	80	80
Stores closed	—	(1)
End of period	2,003	1,923
Petsense
Beginning of period	182	180
New stores opened	7	9
Stores closed	(11)	(7)
End of period	178	182
Consolidated end of period	2,181	2,105

Stores relocated	3	1

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2021 and 2020:

	Percent of Net Sales
	Fiscal Year
Product Category:	2021	2020
Livestock and Pet	47%	47%
Hardware, Tools and Truck	21	21
Seasonal, Gift and Toy Products	21	21
Clothing and Footwear	8	7
Agriculture	3	4
Total	100%	100%

Gross profit increased 19.0% to $4.48 billion in fiscal 2021 compared to $3.76 billion in fiscal 2020.  As a percent of net sales, gross margin decreased 25 basis points to 35.2% for fiscal 2021 compared to 35.4% for fiscal 2020. The decrease in gross margin as a percentage of net sales was primarily driven by higher product cost inflation, higher transportation costs driven by increased pressures on domestic freight, import freight, and rising fuel prices, and product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Partially offsetting the decrease was the Company's price management program and limited promotional and clearance activity, which effectively offset a significant portion of the inflation and transportation pressures.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization and asset impairment, increased 14.7% to $3.17 billion in fiscal 2021 from $2.76 billion in fiscal 2020.  SG&A expenses, as a percent of net sales, improved 113 basis points to 24.9% in fiscal 2021 from 26.0% in fiscal 2020.  The SG&A expenses in fiscal 2020 were impacted by discrete non-cash impairment charges for the Petsense business of $74.1 million due primarily to a strategic reassessment of the business and a decision to reduce the number of new store openings planned over the long term and, to a lesser extent, the impairment of long-lived assets at underperforming locations. On an adjusted basis, excluding the impact of the discrete impairment charges in the prior year, SG&A expenses increased 17.8% to $3.17 billion in fiscal 2021 from $2.69 billion in fiscal 2020. On an adjusted basis, SG&A expenses, as a percent of net sales, improved 43 basis points to 24.9% in fiscal 2021 from 25.3% in fiscal 2020. The improvement in SG&A as a percent as net sales was primarily attributable to strong leverage in occupancy and other fixed costs from the increase in comparable store sales and lower COVID-19 pandemic response costs. COVID-19 pandemic response costs in fiscal 2021 of $63.3 million consisted of sick pay, benefits, and other health and safety related expenses, as compared to $117.1 million in fiscal 2020. The leverage from these SG&A expenses was partially offset by higher store wage rates, additional store labor hours, and investment in the Company's strategic initiatives.

Our effective income tax rate decreased to 22.1% for fiscal 2021 compared to 22.6% in fiscal 2020. The primary drivers for the decrease in the Company's effective income tax rate were additional benefits from share-based compensation, a reduction in

Index
disallowed executive compensation, and increases in available tax credits, partially offset by a small increase in the Company's provision for state taxes.

Net income in fiscal 2021 was $997.1 million, or $8.61 per diluted share, compared to $749.0 million, or $6.38 per diluted share, in fiscal 2020. The aforementioned non-cash impairment expense related to the Petsense business had an after-tax impact on fiscal 2020 net income of approximately $57.3 million or $0.49 per diluted share. On an adjusted basis, considering the after-tax impact of the non-cash impairment charges related to the Petsense business, net income was $806.2 million, or $6.87 per diluted share, for fiscal 2020. Adjusted net income and adjusted net income per diluted share are non-GAAP measures which have been provided in order to enhance comparability for the periods presented given that the impairment charges related to the Petsense business are non-recurring in nature. A reconciliation of these non-GAAP financial measures is included in the following table.

Reconciliation of Non-GAAP Financial Measures
(in thousands, except per share amounts)

	Fiscal 2020	Impairment (a)	Fiscal 2020
	(As Reported)	(Adjustment)	(As Adjusted)

SG&A (including depreciation and amortization and asset impairment)	$2,764,621	$(74,051)	$2,690,570

Operating income	$996,928	$74,051	$1,070,979

Income before income taxes	$968,147	$74,051	$1,042,198

Income tax expense	$219,189	$16,765	$235,954

Net income	$748,958	$57,286	$806,244

Diluted net income per share	$6.38	$0.49	$6.87

(a) Comprised of $68.97 million of impairment of goodwill and other intangible assets along with $5.08 million of impairment of other long-lived assets related to the Petsense reporting unit

During fiscal 2021, we repurchased approximately 4.4 million shares of the Company’s common stock at a total cost of $798.9 million as part of our share repurchase program.  In fiscal 2020, we repurchased approximately 3.4 million shares at a total cost of $343.0 million. Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Fiscal 2020 Compared to Fiscal 2019

For a comparison of our performance and financial metrics for the fiscal years ended December 26, 2020 and December 28, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, filed with the SEC on February 18, 2021.

Liquidity and Capital Resources

In addition to normal operating expenses and expenses associated with COVID-19, our primary ongoing cash requirements are for new store expansion, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund our operations, including expenses associated with COVID-19, and our capital expenditure needs, including new store openings, existing store remodeling and improvements,

Index
store relocations, distribution facility capacity and improvements, and information technology improvements through the end of fiscal 2022. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Working Capital

At December 25, 2021, the Company had working capital of $1.19 billion, which decreased $329.3 million from fiscal 2020.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	December 25, 2021	December 26, 2020	Variance
Current assets:
Cash and cash equivalents	$878.0	$1,341.8	$(463.8)
Inventories	2,191.2	1,783.3	407.9
Prepaid expenses and other current assets	164.1	133.6	30.5
Income taxes receivable	17.1	—	17.1
Total current assets	3,250.4	3,258.7	(8.3)
Current liabilities:
Accounts payable	1,155.6	976.1	179.5
Accrued employee compensation	109.6	119.7	(10.1)
Other accrued expenses	474.4	324.8	149.6
Current portion of finance lease obligations	3.9	4.6	(0.7)
Current portion of operating lease obligations	321.3	298.7	22.6
Income taxes payable	—	19.9	(19.9)
Total current liabilities	2,064.8	1,743.8	321.0
Working capital	$1,185.6	$1,514.9	$(329.3)

In comparison to December 26, 2020, working capital as of December 25, 2021 was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable and other accrued expenses.

•The decrease in cash and cash equivalents was primarily driven by share repurchases, capital expenditures to support strategic growth, and cash dividends to stockholders.
•The increase in inventories resulted from an increase in average inventory per store driven by our commitment to support our strong sales trends, along with the impact of inflation and the purchase of additional inventory to support new store growth.
•The increase in accounts payable resulted from the purchase of additional inventory to support new store growth and strong sales volume trends.
•Other accrued expenses increased primarily due to increases in freight and other payables due to the growth in sales.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 25, 2021	December 26, 2020
1.75% Senior Notes due 2030	$650.0	$650.0
3.70% Senior Notes due 2029	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0
Revolving credit loans	—	—
Total outstanding borrowings	1,000.0	1,000.0
Less: unamortized debt issuance costs	(13.6)	(15.7)
Total debt	986.4	984.3
Less: current portion of long-term debt	—	—
Long-term debt	$986.4	$984.3

Outstanding letters of credit	$52.9	$48.7

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). In support of the issuance of the 1.75% Senior Notes, we obtained credit ratings from Moody's Investor Services and Standard & Poor's.

We manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 25, 2021, and the date of this filing, February 17, 2022, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our current ratings, as well as future rating agency actions, could impact our ability to finance our operations on satisfactory terms and affect our financing costs. There can be no assurance that we will maintain or improve our current credit ratings.

We also maintain a $500 million revolving credit facility (the “Revolver”) under the senior credit facility (the "Senior Credit Facility") with a sublimit of $50 million for swingline loans and a sublimit of $150 million for letters of credit.

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

Index

The following table presents a summary of cash flows provided by or used in operating, investing, and financing activities for fiscal years 2021 and 2020 (in millions):

	Fiscal Year
	2021	2020
	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$1,138.7	$1,394.5
Net cash used in investing activities	(627.3)	(292.2)
Net cash (used in)/provided by financing activities	(975.1)	155.2
Net (decrease)/increase in cash and cash equivalents	$(463.7)	$1,257.5

Operating Activities

Operating activities provided cash of $1.14 billion and $1.39 billion in fiscal 2021 and 2020, respectively. The $255.8 million decrease in net cash provided by operating activities in fiscal 2021, compared to fiscal 2020, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2021	2020
	(52 weeks)	(52 weeks)
Net income	$997.1	$749.0	$248.1
Depreciation and amortization	270.2	217.1	53.1
Impairment expense	—	74.1	(74.1)
Share-based compensation expense	47.6	37.3	10.3
Deferred income taxes	29.1	(31.7)	60.8
Inventories and accounts payable	(228.4)	152.6	(381.0)
Prepaid expenses and other current assets	(30.5)	(32.8)	2.3
Accrued expenses	127.8	152.4	(24.6)
Income taxes	(37.0)	14.0	(51.0)
Other, net	(37.2)	62.5	(99.7)
Net cash provided by operating activities	$1,138.7	$1,394.5	$(255.8)

The $255.8 million decrease in net cash provided by operating activities in fiscal 2021, compared to fiscal 2020, is primarily driven by a significant increase in inventory and timing of payments and accruals, partially offset by an increase in our net income.

Investing Activities

Investing activities used cash of $627.3 million and $292.2 million in fiscal 2021 and 2020, respectively.  The $335.1 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in fiscal 2021 compared to fiscal 2020.

Index

Investing activities, including capital expenditures, for fiscal 2021 and 2020 were as follows (in millions):

	Fiscal Year		Variance

	2021	2020
	(52 weeks)	(52 weeks)
Existing stores	$326.9	$73.7	$253.2
Information technology	124.8	133.0	(8.2)
Distribution center capacity and improvements	93.3	23.4	69.9
New and relocated stores and stores not yet opened	73.0	58.8	14.2
Corporate and other	10.4	5.1	5.3
Total capital expenditures	$628.4	$294.0	$334.4
Proceeds from sale of property and equipment	(1.1)	(1.8)	0.7
Net cash used in investing activities	$627.3	$292.2	$335.1

The increase in spending for existing stores in fiscal 2021 as compared to fiscal 2020 principally reflects our strategic initiatives related to store remodels, including internal space productivity and the outside side lot improvements. The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance, enhancements and upgrades to our customer loyalty program, mobility in our stores, and other strategic initiatives.

The increase in spending for distribution center capacity and improvements in fiscal 2021 as compared to fiscal 2020 is principally related to beginning construction of a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet and is currently anticipated to be completed in the fall of fiscal 2022.

The above table reflects an investment in 80 new Tractor Supply stores, and seven new Petsense stores during fiscal 2021. In fiscal 2020, we opened 80 new Tractor Supply stores, nine new Petsense stores, and had one store relocation.

Our projected capital expenditures for fiscal 2022 are currently estimated to be in a range of approximately $625 million to $675 million. The capital expenditures include a plan to open approximately 75 to 80 new Tractor Supply stores, remodel more than 150 stores and transform the side lots in approximately 100 locations, along with opening 10 new Petsense stores. We also anticipate the opening of our ninth distribution center in Navarre, Ohio in the fall of 2022. Additionally, we plan to begin construction in the middle of fiscal 2022 on a new distribution center in Maumelle, Arkansas, which is currently anticipated to be complete in late 2023. In addition, we plan to support our continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used cash of $975.1 million in fiscal 2021, while financing activities provided $155.2 million in fiscal 2020. The $1.13 billion decrease in net cash provided by financing activities in fiscal 2021, compared to fiscal 2020, was due to changes in the following (in millions):

	Fiscal Year

	2021	2020	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$—	$602.5	$(602.5)
Repurchase of common stock	(798.9)	(343.0)	(455.9)
Net proceeds from issuance of common stock	82.2	99.3	(17.1)
Cash dividends paid to stockholders	(239.0)	(174.7)	(64.3)
Other, net	(19.4)	(28.9)	9.5
Net cash (used in)/provided by financing activities	$(975.1)	$155.2	$(1,130.3)

Index
The decrease in net cash from financing activities in fiscal 2021, compared to fiscal 2020, is principally due to actions taken in fiscal 2020 intended to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic, including borrowings under our debt facilities as well as a temporary suspension of our share repurchase program.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The currently authorized amount reflects a $2.0 billion increase to the existing share repurchase program which was approved by our Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice.

We repurchased approximately 4.4 million and 3.4 million shares of common stock under the share repurchase program at a total cost of $798.9 million and $343.0 million in fiscal 2021 and 2020, respectively.  As of December 25, 2021, prior to the expanded $2.0 billion repurchase authorization, the Company had remaining authorization under the share repurchase program of $345.0 million, exclusive of any fees, commissions, or other expenses. Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic. Our projected share repurchases for fiscal 2022 are currently estimated to be in a range of approximately $700 million to $800 million.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $239.0 million and $174.7 million in fiscal 2021 and 2020, respectively. In fiscal 2021, we declared and paid cash dividends to stockholders of $2.08 per common share outstanding as compared to $1.50 per common share outstanding in fiscal 2020. These payments reflect an increase in the quarterly dividend in the first quarter of fiscal 2021 to $0.52 per share from $0.40 per share and an increase in the quarterly dividend in the third quarter of fiscal 2020 from $0.35 per share.

On January 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company’s outstanding common stock.  The dividend will be paid on March 8, 2022, to stockholders of record as of the close of business on February 21, 2022.

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment amount of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 25, 2021.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our Senior Credit Facility (as discussed in Note 4 to the Consolidated Financial Statements), which bear interest based on variable rates.

A 1% change in interest rates on our variable rate debt in excess of that amount covered by the interest rate swaps would have affected interest expense by approximately $2.0 million, $2.4 million, and $1.9 million in fiscal 2021, 2020, and 2019, respectively. Based on the amount of outstanding variable rate debt as of December 25, 2021, excluding those borrowings for which we have interest rate swaps, a 1% change in interest rates would not result in any material increase in our interest expense on a prospective basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 25, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton, III	/s/ Kurt D. Barton
Harry A. Lawton, III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 17, 2022	February 17, 2022

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting

We have audited Tractor Supply Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Tractor Supply Company as of December 25, 2021 and December 26, 2020, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 25, 2021, and the related notes and our report dated February 17, 2022, expressed an unqualified opinion thereon.

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
February 17, 2022

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Tractor Supply Company (the Company) as of December 25, 2021 and December 26, 2020, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three fiscal years in the period ended December 25, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of Workers' Compensation Self-Insurance Reserves
Description of the Matter
At December 25, 2021, the Company’s reserve for workers’ compensation self-insurance risks was $67.1 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for workers’ compensation exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

Auditing management’s estimate of the recorded workers’ compensation self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management to project the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

Index

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for worker’ compensation self-insurance exposures. For example, we tested controls over the appropriateness of management’s review of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as management’s review of the actuarial calculations.

To test the Company’s estimate of the workers’ compensation self-insurance reserves, we performed audit procedures that included, among others, assessing the appropriateness of the actuarial valuation methodologies utilized by management and the significant assumptions within, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and reassessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the workers’ compensation self-insurance reserves which were then compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Nashville, Tennessee
February 17, 2022

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$12,731,105	$10,620,352	$8,351,931
Cost of merchandise sold	8,253,952	6,858,803	5,480,161
Gross profit	4,477,153	3,761,549	2,871,770
Selling, general and administrative expenses	2,900,297	2,478,524	1,932,572
Depreciation and amortization	270,158	217,124	195,978
Impairment of goodwill and other intangible assets	—	68,973	—
Operating income	1,306,698	996,928	743,220
Interest expense, net	26,610	28,781	19,843
Income before income taxes	1,280,088	968,147	723,377
Income tax expense	282,974	219,189	161,023
Net income	$997,114	$748,958	$562,354

Net income per share – basic	$8.69	$6.44	$4.70
Net income per share – diluted	$8.61	$6.38	$4.66

Weighted average shares outstanding
Basic	114,794	116,370	119,727
Diluted	115,824	117,436	120,743

Dividends declared per common share outstanding	$2.08	$1.50	$1.36

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$997,114	$748,958	$562,354

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	4,588	(3,442)	(4,332)
Total other comprehensive income/(loss)	4,588	(3,442)	(4,332)
Total comprehensive income	$1,001,702	$745,516	$558,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	878,030	1,341,756
Inventories	2,191,192	1,783,270
Prepaid expenses and other current assets	164,118	133,659
Income taxes receivable	17,100	—
Total current assets	3,250,440	3,258,685

Property and equipment, net	1,617,806	1,248,960
Operating lease right-of-use assets	2,785,858	2,423,881
Goodwill and other intangible assets	55,520	55,520
Deferred income taxes	2,437	31,586
Other assets	55,406	30,484
Total assets	$7,767,467	$7,049,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,155,630	$976,096
Accrued employee compensation	109,618	119,701
Other accrued expenses	474,412	324,813
Current portion of finance lease liabilities	3,897	4,554
Current portion of operating lease liabilities	321,285	298,696
Income taxes payable	—	19,938
Total current liabilities	2,064,842	1,743,798

Long-term debt	986,382	984,324
Finance lease liabilities, less current portion	32,848	33,096
Operating lease liabilities, less current portion	2,574,882	2,220,904
Other long-term liabilities	105,848	143,154
Total liabilities	5,764,802	5,125,276

Stockholders’ equity:
Common stock	1,411	1,401
Additional paid-in capital	1,210,512	1,095,500
Treasury stock	(4,155,846)	(3,356,953)
Accumulated other comprehensive income/(loss)	1,345	(3,243)
Retained earnings	4,945,243	4,187,135
Total stockholders’ equity	2,002,665	1,923,840
Total liabilities and stockholders’ equity	$7,767,467	$7,049,116

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,371 and 175,128 shares issued; 113,125 and 116,246 shares outstanding at December 25, 2021 and December 26, 2020, respectively.
Treasury Stock (at cost, shares in thousands): 63,246 and 58,882 shares at December 25, 2021 and December 26, 2020, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 29, 2018	121,828	$1,375	$823,413	$(2,480,677)	$3,814	$3,213,895	$1,561,820

Common stock issuance under stock award plans & ESPP	1,721	14	115,967				115,981
Share-based compensation expense			31,136				31,136
Repurchase of shares to satisfy tax obligations			(3,818)				(3,818)
Repurchase of common stock	(5,384)			(533,319)			(533,319)
Cash dividends paid to stockholders						(162,699)	(162,699)
Change in fair value of interest rate swaps, net of taxes					(4,332)		(4,332)
Net income						562,354	562,354
Reclassification of stranded tax effects as a result of ASU 2018-02 adoption					717	(717)	—
Stockholders' equity at December 28, 2019	118,165	1,389	966,698	(3,013,996)	199	3,612,833	1,567,123

Common stock issuance under stock award plans & ESPP	1,520	12	99,328				99,340
Share-based compensation expense			37,273				37,273
Repurchase of shares to satisfy tax obligations			(7,799)				(7,799)
Repurchase of common stock	(3,439)			(342,957)			(342,957)
Cash dividends paid to stockholders						(174,656)	(174,656)
Change in fair value of interest rate swaps, net of taxes					(3,442)		(3,442)
Net income						748,958	748,958
Stockholders' equity at December 26, 2020	116,246	1,401	1,095,500	(3,356,953)	(3,243)	4,187,135	1,923,840

Common stock issuance under stock award plans & ESPP	1,243	10	82,239				82,249
Share-based compensation expense			47,649				47,649
Repurchase of shares to satisfy tax obligations			(14,876)				(14,876)
Repurchase of common stock	(4,364)			(798,893)			(798,893)
Cash dividends paid to stockholders						(239,006)	(239,006)
Change in fair value of interest rate swaps, net of taxes					4,588		4,588
Net income						997,114	997,114
Stockholders' equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$997,114	$748,958	$562,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270,158	217,124	195,978
Impairment of goodwill and other intangible assets	—	68,973	—
Impairment of other long-lived assets	—	5,078	—
Loss/(gain) on disposition of property and equipment	4,045	(1,157)	(297)
Share-based compensation expense	47,649	37,273	31,136
Deferred income taxes	29,149	(31,739)	6,760
Change in assets and liabilities:
Inventories	(407,922)	(180,489)	(13,239)
Prepaid expenses and other current assets	(30,459)	(32,794)	13,582
Accounts payable	179,534	333,060	23,055
Accrued employee compensation	(10,083)	79,946	(14,291)
Other accrued expenses	137,833	72,405	10,351
Income taxes	(37,038)	13,954	8,327
Other	(41,260)	63,923	(12,000)
Net cash provided by operating activities	1,138,720	1,394,515	811,716
Cash flows from investing activities:
Capital expenditures	(628,431)	(294,002)	(217,450)
Proceeds from sale of property and equipment	1,091	1,792	2,489
Net cash used in investing activities	(627,340)	(292,210)	(214,961)
Cash flows from financing activities:
Borrowings under debt facilities	—	2,009,000	1,002,000
Repayments under debt facilities	—	(1,406,500)	(1,013,250)
Debt discounts and issuance costs	—	(17,048)	—
Principal payments under finance lease liabilities	(4,580)	(4,170)	(3,708)
Repurchase of shares to satisfy tax obligations	(14,876)	(7,799)	(3,818)
Repurchase of common stock	(798,893)	(342,957)	(533,319)
Net proceeds from issuance of common stock	82,249	99,340	115,981
Cash dividends paid to stockholders	(239,006)	(174,656)	(162,699)
Net cash (used in)/provided by financing activities	(975,106)	155,210	(598,813)
Net (decrease)/increase in cash and cash equivalents	(463,726)	1,257,515	(2,058)
Cash and cash equivalents at beginning of period	1,341,756	84,241	86,299
Cash and cash equivalents at end of period	$878,030	$1,341,756	$84,241

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,601	$24,540	$19,146
Income taxes	291,665	235,319	144,377
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$24,408	$12,642	$7,924
Increase of operating lease assets and liabilities from new or modified leases	678,092	524,141	365,233
Increase of finance lease assets and liabilities from new or modified leases	3,675	7,395	5,217
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	—	2,084,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or "Tractor Supply" or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 25, 2021, the Company operated a total of 2,181 retail stores in 49 states (2,003 Tractor Supply and Del’s retail stores and 178 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Company intends to fund the acquisition through cash-on-hand. The acquisition is conditioned on the receipt of regulatory clearance and the satisfactory completion of customary closing conditions within a specified timeframe.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, as the pandemic persists and/or if it worsens, our accounting estimates and assumptions could be impacted in subsequent periods, and it is reasonably possible such changes could be significant.

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, all consisted of 52 weeks.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Management Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP inherently requires estimates and assumptions by management of the Company that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures.  Actual results could differ from those estimates.

Index
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

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 25, 2021, the Company had insurance reserves for workers' compensation of $67.1 million compared to $55.0 million at December 26, 2020. Insurance reserves for general liability plans was $41.3 million at December 25, 2021 compared to $31.7 million at December 26, 2020. In addition, insurance receivables recorded in Other assets on the Consolidated Balance Sheets for claims greater than our insurance stop-loss limits were $14.9 million and $11.2 million as of December 25, 2021 and December 26, 2020.

Index

Impairment of Long-Lived Assets

Long-lived assets, including lease right-of-use assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

No significant impairment charges were recognized in fiscal 2021 or 2019 related to long-lived assets. In fiscal 2020, we recognized $5.1 million of impairment charges related to long-lived assets for Petsense stores.  Impairment charges, if recognized, are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Impairment of Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment evaluation is conducted on the first day of our fiscal fourth quarter.
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

No impairment charges were recognized in fiscal 2021 or 2019 related to indefinite-lived intangible assets. As described in further detail in Note 3 to the Consolidated Financial Statements, in fiscal 2020 we recognized goodwill impairment of $60.8 million and trade name asset impairment of $8.2 million related to Petsense. Impairment charges, if recognized, are included as a separate line item within SG&A expenses in the Consolidated Statements of Income.

Revenue Recognition and Sales Returns

The Company recognizes revenue at the time the customer takes possession of merchandise.  If the Company receives payment before completion of its customer obligations (as per the Company’s special order and layaway programs), the revenue is deferred until the customer takes possession of the merchandise and the sale is complete.

Index

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $17.9 million and $14.2 million as of December 25, 2021 and December 26, 2020, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $4.2 million, $3.6 million, and $3.0 million in fiscal 2021, 2020, and 2019, respectively.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $95.4 million, $100.9 million, and $86.6 million for fiscal 2021, 2020, and 2019, respectively.  Prepaid advertising costs were approximately $1.7 million and $1.6 million as of December 25, 2021, and December 26, 2020, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $367.4 million, $292.6 million, and $231.5 million for fiscal 2021, 2020, and 2019, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $10.4 million, $8.6 million, and $8.1 million for fiscal 2021, 2020, and 2019, respectively.

Index
Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include non-qualified stock options, restricted stock units, and performance-based restricted share units. Performance-based restricted share units are subject to performance conditions that include both Company and market performance. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible employees.

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate, expected term and forfeiture rates. The Company relies on historical volatility trends to estimate future volatility assumptions.  The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected term of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

The forfeiture rate at the time of valuation was estimated based on historical experience for similar options and reduces expense ratably over the vesting period. The Company adjusts this estimate periodically, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

The fair value of the Company’s restricted stock units is the closing stock price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award. The fair value of the Company's performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation include expected volatility, dividend yield and risk-free interest rate.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps. Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. The Company had $1.00 billion in borrowings under our debt facilities (as discussed in Note 4) as of December 25, 2021 and December 26, 2020. Based on current market interest rates (Level 2 inputs), the carrying value of our borrowings under our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). The fair value of the interest rate swaps, excluding accrued interest, was a net asset of $1.8 million and net liability $4.4 million as of December 25, 2021 and December 26, 2020, respectively.

Index
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

The fair value of the interest rate swaps, excluding accrued interest, was a net asset of $1.8 million and net liability $4.4 million as of December 25, 2021 and December 26, 2020, respectively.

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

	Estimated Useful Lives	December 25, 2021	December 26, 2020
Land		$100,129	$100,138
Buildings and improvements	1 – 35 years	1,517,052	1,319,559
Furniture, fixtures and equipment	5 – 10 years	900,272	773,178
Computer software and hardware	2 – 7 years	694,455	563,509
Construction in progress		211,486	73,950
Property and equipment, gross		3,423,394	2,830,334
Accumulated depreciation and amortization		(1,805,588)	(1,581,374)
Property and equipment, net		$1,617,806	$1,248,960

The Company entered into agreements with various governmental entities in the states of Kentucky, Georgia, Ohio and Tennessee to implement tax abatement plans related to its distribution center in Franklin, Kentucky (Simpson County), its distribution center in Macon, Georgia (Bibb County), its distribution center in Navarre, Ohio (Stark County) and its Store Support Center in Brentwood, Tennessee (Williamson County).  The tax abatement plans provide for reduction of real property taxes for specified time frames by legally transferring title to its real property in exchange for industrial revenue bonds. This property was then leased back to the Company. No cash was exchanged.

Index
The lease payments are equal to the amount of the payments on the bonds.  The tax abatement period extends through the term of the lease, which coincides with the maturity date of the bonds. At any time, the Company has the option to purchase the real property by paying off the bonds, plus $1. The terms and amounts authorized and drawn under each industrial revenue bond agreement are outlined as follows, as of December 25, 2021:

	Bond Term	Bond Authorized Amount (in millions)	Amount Drawn (in millions)
Franklin, Kentucky Distribution Center	30 years	$54.0	$51.8
Macon, Georgia Distribution Center	15 years	$58.0	$58.0
Brentwood, Tennessee Store Support Center	10 years	$78.0	$75.3
Navarre, Ohio Distribution Center	30 years	$90.0	$—

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates ("IBOR"s), and, particularly, the risk of cessation of the London Inter-Bank Offer Rate ("LIBOR") related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020

Index
through December 31, 2022. The primary contract and hedging relationship for which LIBOR is used is our November 2020 Term Loan (as defined below) and related interest rate swap. As the interest rate swap is designed to be a highly effective cash flow hedge against the variable LIBOR rates of the Term Loan, the impact of using LIBOR rates is effectively offset in our financial statements. As such, the Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Note 2 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and certain transactions under the Company’s ESPP.  Share-based compensation expense is recognized based on the grant date fair value of all stock options, restricted stock units, and performance-based restricted share units. Share based compensation expense is also recognized for the value of the 15% discount on shares purchased by employees as a part of the ESPP.  The discount under the ESPP represents the difference between the market value on the first day of the purchase period or the market value on the purchase date, whichever is lower, and the employee’s purchase price.

There were no significant modifications to the Company's share-based compensation plans since the adoption of the 2018 Omnibus Incentive Plan (the “2018 Plan”) on May 10, 2018, which replaced the 2009 Stock Incentive Plan. Following the adoption of the 2018 Plan, no further grants may be made under the 2009 Stock Incentive Plan.

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant. Performance-based awards will vest if established performance conditions are met subject to continued employment. Certain performance-based awards are also subject to a market condition such that the actual number of shares vest are further modified based on the achievement of a relative stockholder return modifier. At December 25, 2021, the Company had approximately 9.9 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense, including changes in expense for modifications, if any, of awards, was $47.6 million, $37.3 million, and $31.1 million for fiscal 2021, 2020, and 2019, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2021, 2020, and 2019, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2021	2020	2019
Expected price volatility	29.8% - 30.3%	26.7% - 30.0%	26.4% - 27.6%
Risk-free interest rate	0.3% - 1.0%	0.2% - 1.3%	1.6% - 2.5%
Weighted average expected lives (in years)	4.3	4.3	4.5
Forfeiture rate	7.0%	7.0%	7.3%
Dividend yield	1.5%	1.5%	1.4%

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

Index
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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	1,932,410	80.44		5.8	$128,411
Granted	248,808	145.87	$30.78
Exercised	(974,878)	77.63
Canceled	(38,029)	106.98
Outstanding at December 25, 2021	1,168,311	$95.85		6.9	$154,706

Exercisable at December 25, 2021	598,807	$77.15		5.4	$90,489

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 25, 2021, total unrecognized compensation expense related to non-vested stock options was approximately $8.4 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2021, 2020, or 2019.

Other information relative to options activity during fiscal 2021, 2020, and 2019 is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Total fair value of stock options vested	$8,478	$12,546	$16,060
Total intrinsic value of stock options exercised	$90,532	$64,395	$45,101

Restricted Stock Units

The Company issues shares for restricted stock units once vesting occurs and related restrictions lapse.  The fair value of the restricted stock units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award. The units generally vest over a one to three-year term. Some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, those shares are not issued until a later date. A summary of restricted stock unit activity is presented below:

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 26, 2020	595,645	$85.27
Granted	276,268	144.52
Vested	(305,704)	82.51
Forfeited	(42,790)	118.70
Restricted at December 25, 2021	523,419	$115.59

Index
As of December 25, 2021, total unrecognized compensation expense related to non-vested restricted stock units was approximately $36.4 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to restricted stock units in fiscal 2021, 2020, or 2019.

Other information relative to restricted stock unit activity during fiscal 2021, 2020, and 2019 is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Total grant date fair value of restricted stock units vested and issued	$25,222	$17,935	$8,301
Total intrinsic value of restricted stock units vested and issued	$47,136	$23,011	$10,623

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. The performance metrics for the performance-based restricted share units granted in fiscal 2021 also include a relative total shareholder return ("TSR") modifier such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company's TSR performance relative to the constituents of the S&P 500 as well as the level of achievement of the performance goals. If the performance targets are achieved, the performance-based restricted share units will be issued based on the achievement level, inclusive of the relative TSR modifier and the grant date fair value, and will cliff vest in full on the third anniversary of the date of the grant. The fair value of the performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation for the performance shares with a TSR modifier granted during fiscal 2021 include an expected volatility of 31.47%, a risk-free interest rate of 0.18% and a compounded dividend yield of 1.13%.

A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 26, 2020	143,268	$87.94
Granted (a)	60,317	148.05
Vested	(10,015)	64.70
Forfeited	(6,552)	104.65
Restricted at December 25, 2021	187,018	$107.99

(a)Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets, inclusive of the TSR modifier.

As of December 25, 2021, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $17.4 million with a weighted average expense recognition period of 1.9 years

There were no material modifications to performance-based restricted share units in fiscal 2021, 2020, or 2019.

Other information relative to performance-based restricted share unit activity during fiscal 2021 is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Total grant date fair value of performance-based restricted share units vested and issued	$648	$1,895	$2,035
Total intrinsic value of performance-based restricted share units vested and issued	$1,538	$2,826	$2,666

Index
Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units granted, the number of shares issued on the date the stock awards vest is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 219,723, 186,751, and 103,124 shares as a result of vested restricted stock units and performance-based restricted share units during fiscal 2021, 2020, and 2019, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 95,996, 81,946, and 41,786 shares withheld to satisfy $14.9 million, $7.8 million, and $3.8 million of employees’ tax obligations during fiscal 2021, 2020, and 2019, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 48,446, 63,704, and 61,678 shares of common stock during fiscal 2021, 2020, and 2019, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.4 million, $1.4 million, and $1.1 million in fiscal 2021, 2020, and 2019, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 25, 2021, there were approximately 11.8 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 – Goodwill and Other Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended December 25, 2021 and December 26, 2020 are as follows (in thousands):

	Fiscal Year 2021			Fiscal Year 2020
	Tractor Supply	Petsense	Consolidated	Tractor Supply	Petsense	Consolidated
Balance, beginning of year	$10,258	$22,161	$32,419	$10,258	$82,934	$93,192
Impairment expense	—	—	—	—	(60,773)	(60,773)
Balance, end of year	$10,258	$22,161	$32,419	$10,258	$22,161	$32,419

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2021, the Company completed its annual impairment assessment of goodwill for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment as a result of the operating conditions resulting from COVID-19 or otherwise and concluded, that while there have been events and circumstances in the macro-environment that have impacted the Company's business, there were no any entity-specific indicators of impairment of goodwill that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to goodwill being recognized in fiscal 2021.

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

We conducted a quantitative impairment analysis of the Petsense reporting unit using the income approach. As a result of the quantitative impairment analysis of the Petsense reporting unit, it was determined that the carrying value exceeded the fair value, resulting in a pre-tax impairment loss of approximately $60.8 million in fiscal 2020.

Index
Other Intangible Assets

The Company had approximately $23.1 million of intangible assets other than goodwill at December 25, 2021 and December 26, 2020. The intangible asset balance represents the carrying value of the Petsense trade name, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon. The trade name asset is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2021, the Company completed its annual impairment testing of intangible assets and no impairment was identified. The Company determined that the fair value of the intangible asset was in excess of the carrying value.

In the fourth quarter of fiscal 2020, the aforementioned decision to reduce the long-term growth outlook for Petsense resulted in a downward adjustment of its future financial forecasts which indicated that impairment of the trade name asset was a more-likely-than-not outcome. The Company conducted a quantitative impairment analysis in the fourth quarter of fiscal 2020 using the relief-from-royalty method. As a result of the quantitative impairment analysis, it was determined that the carrying value of the Petsense trade name was in excess of the fair value, resulting in a pre-tax impairment loss of approximately $8.2 million in fiscal 2020.

Note 4 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 25, 2021	December 26, 2020
1.75% Senior Notes due 2030	$650.0	$650.0
3.70% Senior Notes due 2029	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan due 2023	200.0	200.0
Revolving credit loans	—	—
Total outstanding borrowings	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.6)	(15.7)
Total debt	986.4	984.3
Less: current portion of long-term debt	—	—
Long-term debt	$986.4	$984.3

Outstanding letters of credit	$52.9	$48.7

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

Index
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

Borrowings under both the Revolver and the November 2020 Term Loan each bear interest either at the bank’s base rate (3.250% at December 25, 2021) plus an additional amount ranging from 0.000% to 0.375% (0.125% at December 25, 2021) or at the LIBOR (0.101% at December 25, 2021) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at December 25, 2021), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at December 25, 2021), adjusted based on the Company's public credit ratings.

On February 19, 2016, the Company entered into a $200 million term loan agreement (the “February 2016 Term Loan”). This agreement was repaid in full on November 4, 2020 and is no longer in effect.

Index

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

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.0 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.0 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 25, 2021, the Company was in compliance with all debt covenants.

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

Note 5 – Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, and certain equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2042.  Store leases typically have initial terms of between 10 years and 15 years, with two to four optional renewal periods of five years each.  The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Index
In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $32.0 million and $33.5 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020, respectively.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 25, 2021	December 26, 2020
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$5,085	$4,765
Interest on lease liabilities	Interest expense, net	1,740	1,765
Operating lease cost	Selling, general and administrative expenses	400,908	379,318
Variable lease cost	Selling, general and administrative expenses	79,479	80,154
Net lease cost		$487,212	$466,002

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2022	$418,059	$5,542	$423,601
2023	406,847	4,382	411,229
2024	383,843	4,397	388,240
2025	360,302	4,324	364,627
2026	326,304	4,294	330,599
After 2026	1,540,093	23,281	1,563,375
Total lease payments	3,435,449	46,220	3,481,669
Less: Interest	(539,283)	(9,475)	(548,758)
Present value of lease liabilities	$2,896,167	$36,745	$2,932,912

(a) Operating lease payments exclude $239.2 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

	December 25, 2021	December 26, 2020
Weighted-average remaining lease term (years):
Finance leases	10.5	10.4
Operating leases	10.0	9.1
Weighted-average discount rate:
Finance leases	4.8%	4.9%
Operating leases	3.6%	4.1%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$4,580	$4,170
Operating cash flows used for finance leases	1,740	1,765
Operating cash flows for operating leases	404,864	385,529

Index
Note 6 – Capital Stock and Dividends:

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Dividends

During fiscal 2021 and 2020, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 3, 2021	$0.52	November 22, 2021	December 8, 2021
August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

November 4, 2020	$0.40	November 23, 2020	December 8, 2020
August 5, 2020	$0.40	August 24, 2020	September 9, 2020
May 6, 2020	$0.35	May 26, 2020	June 9, 2020
February 5, 2020	$0.35	February 24, 2020	March 10, 2020

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment amount of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deem relevant.

On January 26, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company’s outstanding common stock.  The dividend will be paid on March 8, 2022, to stockholders of record as of the close of business on February 21, 2022.

Note 7 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. As of December 25, 2021, the authorization amount of the program, which has been increased from time to time, was authorized for up to $4.5 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.0 billion for a total authorization of $6.5 billion. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 25, 2021, prior to the expanded $2.0 billion repurchase authorization, the Company had remaining authorization under the share repurchase program of $345.0 million, exclusive of any fees, commissions or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases in fiscal 2021, 2020, and 2019, respectively (in thousands, except per share amounts):

	Fiscal Year
	2021	2020	2019
Total number of shares repurchased	4,364	3,439	5,384
Average price paid per share	$183.07	$99.72	$99.05
Total cash paid for share repurchases	$798,893	$342,957	$533,319

Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Note 8 – Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2021
	Net Income	Shares	Per Share Amount
Basic net income per share:	$997,114	114,794	$8.69
Dilutive effect of share-based awards	—	1,030	(0.08)
Diluted net income per share:	$997,114	115,824	$8.61

	Fiscal Year
	2020
	Net Income	Shares	Per Share Amount
Basic net income per share:	$748,958	116,370	$6.44
Dilutive effect of share-based awards	—	1,066	(0.06)
Diluted net income per share:	$748,958	117,436	$6.38

	Fiscal Year
	2019
	Net Income	Shares	Per Share Amount
Basic net income per share:	$562,354	119,727	$4.70
Dilutive effect of share-based awards	—	1,016	(0.04)
Diluted net income per share:	$562,354	120,743	$4.66

Anti-dilutive share-based awards excluded from the above calculations totaled less than 0.1 million in fiscal 2021 and 2020 and were approximately 0.4 million shares in fiscal 2019.

Index
Note 9 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2021	2020	2019
Current tax expense:
Federal	$221,152	$211,228	$128,490
State	34,238	38,511	25,091
Total current	255,390	249,739	153,581

Deferred tax expense/(benefit):
Federal	24,303	(21,997)	11,770
State	3,281	(8,553)	(4,328)
Total deferred	27,584	(30,550)	7,442
Total provision	$282,974	$219,189	$161,023

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 25, 2021	December 26, 2020
Tax assets:
Inventory valuation	$23,365	$20,539
Accrued employee benefits costs	36,810	44,625
Nondeductible reserves	7,099	5,967
Finance lease liabilities	8,958	8,595
Operating lease liabilities	740,478	645,719
Deferred compensation	12,201	12,289
Workers' compensation insurance	14,271	11,804
General liability insurance	9,402	7,346
Income tax credits	7,986	8,744
Amortization	7,803	7,269
Other	12,799	10,746
	881,172	783,643
Tax liabilities:
Finance lease assets	(7,797)	(7,584)
Operating lease right-of-use assets	(702,197)	(612,658)
Depreciation	(161,137)	(124,280)
Other	(7,604)	(7,535)
	(878,735)	(752,057)

Net deferred tax asset	$2,437	$31,586
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $6.6 million and $8.6 million as of December 25, 2021 and December 26, 2020, respectively, with varying dates of expiration through 2036.  The Company provided no valuation allowance as of December 25, 2021 and December 26, 2020 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

Index
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2021	2020	2019
Tax provision at statutory rate	$268,819	$203,311	$151,909
Tax effect of:
State income taxes, net of federal tax benefits	36,116	27,642	19,722
Tax credits, net of federal tax benefits	(13,157)	(8,828)	(7,768)
Share-based compensation programs	(13,368)	(9,303)	(4,484)
Other	4,564	6,367	1,644
Total income tax expense	$282,974	$219,189	$161,023

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2017.  Various states have completed an examination of our income tax returns for 2017 through 2019 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $3.2 million at December 25, 2021. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 25, 2021.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2021	2020	2019
Balance at beginning of year	$3,236	$2,760	$2,451
Additions based on tax positions related to the current year	927	816	650
Additions for tax positions of prior years	51	32	59
Reductions for tax positions of prior years	(465)	(372)	(400)
Balance at end of year	$3,749	$3,236	$2,760

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The enactment of this legislation did not have a material impact on income tax expense in fiscal 2020. However, the Company did elect to participate in the deferral of the employer’s share of social security tax deposits, with $24.5 million included within other accrued expenses in the Consolidated Balance Sheet as of December 25, 2021. This amount will become due on December 31, 2022.

Note 10 – Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $15.3 million, $12.9 million, and $9.8 million during fiscal 2021, 2020, and 2019, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.3 million, $0.6 million, and $0.7 million during fiscal 2021, 2020, and 2019, respectively.

Index
Note 11 – Commitments and Contingencies:

Contractual Commitments

At December 25, 2021, the Company had contractual commitments of approximately $107.8 million, of which $56.9 million is related to the construction of the new distribution center in Navarre, Ohio, and the remaining is related to purchase obligations such as inventory purchases and marketing-related contracts. The Company does not have material contractual commitments related to construction projects extending greater than twelve months. In addition, the Company had $239.2 million legally binding minimum lease payments for leases signed, but not yet commenced.

Letters of Credit

At December 25, 2021, there were $52.9 million outstanding letters of credit under the Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleges that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company’s commitment to and support for diversity and inclusion. The Company disputes the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff’s failure to make a demand on the Board of Directors and to state a claim upon which relief may be granted. While the ultimate outcome of this matter is currently not determinable, we do not believe this litigation will have a material impact to the Company's Consolidated Financial Statements.

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

Note 12 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2021, 2020, and 2019:

	Percent of Net Sales
	Fiscal Year
Product Category:	2021	2020	2019
Livestock and Pet	47%	47%	47%
Hardware, Tools and Truck	21	21	21
Seasonal, Gift and Toy Products	21	21	20
Clothing and Footwear	8	7	8
Agriculture	3	4	4
Total	100%	100%	100%

Note 13 – Subsequent Events:

On January 26, 2022, the Company announced plans to build a new distribution center in Maumelle, Arkansas. This new distribution center is expected to be approximately 900,000 square feet. Construction is planned to begin in the middle of 2022 and is currently anticipated to be completed in late 2023.

Index
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 25, 2021.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 25, 2021, our disclosure controls and procedures were effective.

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

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2022, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2022, is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2022, is incorporated herein by reference.

Index
Following is a summary of our equity compensation plans as of December 25, 2021, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	$1,878,748	(a)	$95.85	(b)	9,851,807
Employee Stock Purchase Plan	—		—		11,759,546
Equity compensation plans not approved by security holders	—		—		—
Total	1,878,748		$95.85		21,611,353

(a) Includes 1,168,311 outstanding stock options, 480,717 unvested restricted stock units and 42,702 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 187,018 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2022, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2022, is incorporated herein by reference.
PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 44 through 74 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 78 through 81 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 17, 2022	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2022
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2022
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 17, 2022
/s/ Joy Brown Joy Brown	Director	February 17, 2022
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 17, 2022
/s/ Denise L. Jackson Denise L. Jackson	Director	February 17, 2022
/s/ Thomas A. Kingsbury Thomas A. Kingsbury	Director	February 17, 2022
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 17, 2022
/s/ Edna K. Morris Edna K. Morris	Director	February 17, 2022
/s/ Mark J. Weikel Mark J.Weikel	Director	February 17, 2022

Index
EXHIBIT INDEX

1.1
Underwriting Agreement, dated October 27, 2020, by and among the Company, Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 28, 2020, and incorporated herein by reference).

3.1
Restated Certificate of Incorporation, as amended, of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

3.2	Fifth Amended and Restated By-laws, as amended (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 7, 2020, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

4.2
Form of Subordinate Indenture (filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-3ASR, Registration No. 333-249595, filed with the Commission on October 22, 2020, and incorporated herein by reference).

4.3
Indenture, dated as of October 30, 2020, by and between Tractor Supply Company and Regions Bank, as trustee (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, and incorporated herein by reference).

4.4
First Supplemental Indenture, dated as of October 30, 2020, by and between Tractor Supply Company and Regions Bank, as trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, and incorporated herein by reference).

4.5
Form of 1.750% Note due 2030 (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 30, 2020, and incorporated herein by reference)(included in Exhibit 4.4).

4.6*	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.

10.1	Certificate of Insurance relating to the Medical Expense Reimbursement Plan of the Company (filed as Exhibit 10.33 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).

10.2	Summary Plan Description of the Executive Life Insurance Plan of the Company (filed as Exhibit 10.34 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on December 17, 1993, and incorporated herein by reference).+

10.3
Tractor Supply Company 1996 Associate Stock Purchase Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Registration No. 333-10699, filed with the Commission on August 23, 1996, and incorporated herein by reference).+

10.4
Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).+

10.5
First Amendment, dated December 22, 2003 to the Tractor Supply Company Restated 401(k) Retirement Savings Plan (filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 8, 2004, and incorporated herein by reference).+

10.6
Second Amendment to Tractor Supply Company Restated 401(k) Retirement Plan (filed as Exhibit 10.57 to Registrant’s Annual Report on Form 10-K, filed with the Commission on March 23, 2001, and incorporated herein by reference).+

10.7
Trust Agreement (filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3, Registration No. 333-35317, filed with the Commission on September 10, 1997, and incorporated herein by reference).

10.8
Tractor Supply Company Executive Deferred Compensation Plan, dated November 11, 2001 (filed as Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 13, 2002, and incorporated herein by reference).

Index

10.9
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, and incorporated herein by reference).+

10.10
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, incorporated herein by reference).+

10.11
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.12
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, and incorporated herein by reference).+

10.13
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, and incorporated herein by reference).+

10.14	Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 14, 2009, and incorporated herein by reference).+

10.15
Form of Incentive Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.44 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.16
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.17
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.18
Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.19
Form of Restricted Share Unit Agreement for Officers (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.20
Form of Deferred Stock Unit Award Agreement for Directors (filed as Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.21	Compensation Recoupment Policy (filed as Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 3, 2011, and incorporated herein by reference).+

10.22
First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 18, 2015, and incorporated herein by reference).+

10.23
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, and incorporated herein by reference).

10.24
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, and incorporated herein by reference).+

10.25
Form of Performance Share Unit Agreement for the Chief Executive Officer under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, and incorporated herein by reference).+

Index

10.26
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, and incorporated herein by reference).+

10.27
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.28
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.29
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.30
Form of Indemnification Agreement, by and between Tractor Supply Company and each of its executive officers and directors, dated November 8, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 14, 2018, and incorporated herein by reference).+

10.31
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.32
Form of Performance Share Unit Agreement for Chief Executive Officer under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.33
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.34
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.35
Form of Change in Control Agreement, dated as of March 8, 2021 by and between Tractor Supply Company and each of Kurt D. Barton, Robert D. Mills, John P. Ordus, Jonathan S. Estep, Melissa D. Kersey, Colin W. Yankee, Noni L. Ellison, Christi C. Korzekwa, and Matthew L. Rubin (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, and incorporated herein by reference). +

10.36
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2019, and incorporated herein by reference).+

10.37
Change in Control Agreement, dated March 8, 2021, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, and incorporated herein by reference).+

10.38
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

10.39
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

Form of Performance Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

Form of Restricted Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

Form on Nonqualified Stock Option Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

Index

10.40
Transition Agreement, dated October 14, 2020, by and between Tractor Supply Company and Benjamin F. Parrish (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on October 16, 2020, and incorporated herein by reference).+

10.41
First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

10.42
Amended and Restated Credit Agreement, dated as of November 4, 2020, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent and Regions Bank, as Syndication Agent, for the lenders (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on November 5, 2020, and incorporated herein by reference).

10.43
Second Amendment to Note Purchase and Private Shelf Agreement, dated November 4, 2020, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, and incorporated herein by reference).

10.44
Offer Letter between Melissa D. Kersey and Tractor Supply Company (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2021 and incorporated herein by reference).+

10.45*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.46*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.47*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.48*	Form of Nonqualifed Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.49*	Form of Restricted Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.50*	Form of Performance Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

10.51*	Form of Nonqualified Stock Option Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101* The following financial information from our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on February 17, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 25, 2021 and December 26, 2020, (ii) the Consolidated Statements of Income for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019, and (vi) the Notes to Consolidated Financial Statements.

104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 25, 2021, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
+           Management contract or compensatory plan or arrangement