Form 10-Q
period 2022-03-26
TRACTOR SUPPLY CO /DE/
filed 2022-05-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 26, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 23, 2022
Common Stock, $0.008 par value	111,881,628

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 26, 2022	December 25, 2021	March 27, 2021
ASSETS
Current assets:
Cash and cash equivalents	$405,432	$878,030	$1,149,930
Inventories	2,568,179	2,191,192	2,084,677
Prepaid expenses and other current assets	185,634	164,118	146,227
Income taxes receivable	9,030	17,100	—
Total current assets	3,168,275	3,250,440	3,380,834

Property and equipment, net	1,655,750	1,617,806	1,287,004
Operating lease right-of-use assets	2,744,095	2,785,858	2,589,418
Goodwill and other intangible assets	55,520	55,520	55,520
Deferred income taxes	—	2,437	11,428
Other assets	63,168	55,406	35,475
Total assets	$7,686,808	$7,767,467	$7,359,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,341,645	$1,155,630	$1,181,924
Accrued employee compensation	49,124	109,618	68,102
Other accrued expenses	445,079	474,412	377,777
Current portion of finance lease liabilities	4,042	3,897	4,674
Current portion of operating lease liabilities	359,774	321,285	303,222
Income taxes payable	—	—	40,226
Total current liabilities	2,199,664	2,064,842	1,975,925

Long-term debt	986,896	986,382	984,838
Finance lease liabilities, less current portion	36,649	32,848	31,890
Operating lease liabilities, less current portion	2,529,605	2,574,882	2,399,246
Deferred income taxes	37,487	—	—
Other long-term liabilities	106,485	105,848	115,481
Total liabilities	5,896,786	5,764,802	5,507,380

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,413	1,411	1,409
Additional paid-in capital	1,204,294	1,210,512	1,154,451
Treasury stock	(4,452,026)	(4,155,846)	(3,610,362)
Accumulated other comprehensive income/(loss)	7,338	1,345	(1,118)
Retained earnings	5,029,003	4,945,243	4,307,919
Total stockholders’ equity	1,790,022	2,002,665	1,852,299
Total liabilities and stockholders’ equity	$7,686,808	$7,767,467	$7,359,679

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,679, 176,371, and 176,069 shares issued; 112,075, 113,125, and 115,587 shares outstanding at March 26, 2022, December 25, 2021, and March 27, 2021, respectively.
Treasury Stock (at cost, shares in thousands): 64,604, 63,246, and 60,482 shares at March 26, 2022, December 25, 2021, and March 27, 2021, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 26, 2022	March 27, 2021
Net sales	$3,024,132	$2,792,336
Cost of merchandise sold	1,967,623	1,808,556
Gross profit	1,056,509	983,780
Selling, general and administrative expenses	734,577	693,190
Depreciation and amortization	77,646	60,054
Operating income	244,286	230,536
Interest expense, net	7,069	7,221
Income before income taxes	237,217	223,315
Income tax expense	49,990	41,961
Net income	$187,227	$181,354

Net income per share – basic	$1.66	$1.56
Net income per share – diluted	$1.65	$1.55

Weighted average shares outstanding:
Basic	112,531	116,153
Diluted	113,504	117,227

Dividends declared per common share outstanding	$0.92	$0.52

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 26, 2022	March 27, 2021
Net income	$187,227	$181,354

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	5,993	2,125
Total other comprehensive income	5,993	2,125
Total comprehensive income	$193,220	$183,479

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. (Loss) / Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$187,227	$181,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,646	60,054
Loss on disposition of property and equipment	326	108
Share-based compensation expense	12,316	12,318
Deferred income taxes	39,924	20,158
Change in assets and liabilities:
Inventories	(376,987)	(301,407)
Prepaid expenses and other current assets	(21,516)	(12,568)
Accounts payable	186,015	205,828
Accrued employee compensation	(60,494)	(51,599)
Other accrued expenses	(28,463)	55,305
Income taxes	8,070	20,288
Other	35,002	(12,722)
Net cash provided by operating activities	59,066	177,117
Cash flows from investing activities:
Capital expenditures	(112,387)	(100,741)
Proceeds from sale of property and equipment	99	222
Net cash used in investing activities	(112,288)	(100,519)
Cash flows from financing activities:
Principal payments under finance lease liabilities	(1,197)	(1,086)
Repurchase of shares to satisfy tax obligations	(26,442)	(12,067)
Repurchase of common stock	(296,180)	(253,409)
Net proceeds from issuance of common stock	7,910	58,708
Cash dividends paid to stockholders	(103,467)	(60,570)
Net cash used in financing activities	(419,376)	(268,424)
Net decrease in cash and cash equivalents	(472,598)	(191,826)
Cash and cash equivalents at beginning of period	878,030	1,341,756
Cash and cash equivalents at end of period	$405,432	$1,149,930

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,404	$4,216
Income taxes	3,897	2,071

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$23,538	$10,301
Increase of operating lease assets and liabilities from new or modified leases	37,694	238,494
Increase of finance lease assets and liabilities from new or modified leases	5,143	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” "Tractor Supply," “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC ("Petsense"), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 26, 2022, the Company operated a total of 2,181 retail stores in 49 states (2,003 Tractor Supply retail stores and 178 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions. The Company continues to work collaboratively with the Federal Trade Commission on the transaction.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which may negatively affect our business operations. As a result, if the pandemic persists or worsens, our accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant.

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Inter-Bank Offer Rate ("LIBOR") related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date. As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.00 billion in borrowings under its debt facilities at each of March 26, 2022, December 25, 2021, and March 27, 2021. Based on market interest rates (Level 2 inputs), the carrying value of borrowings in our debt facilities approximates fair value for each period reported. The fair value of the Company’s interest rate swaps is determined based on the present value of expected future cash flows using forward rate curves (a Level 2 input). The fair value of the interest rate swaps, excluding accrued interest, was a net asset of $9.9 million and $1.8 million at March 26, 2022 and December 25, 2021, respectively, and a net liability of $1.5 million at March 27, 2021. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income, net of related income taxes, and reclassified into earnings in the same income statement line and period during which the hedged transactions affect earnings.

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended
March 26, 2022.

Share-based compensation expense was $12.3 million for each of the first quarter of fiscal 2022 and fiscal 2021.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2022:

Fiscal Three Months Ended
March 26, 2022
Stock options granted	135,268
Weighted average exercise price	$221.95
Weighted average grant date fair value per option	$49.92

As of March 26, 2022, total unrecognized compensation expense related to non-vested stock options was approximately $13.4 million with a remaining weighted average expense recognition period of 2.3 years.

Index
Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2022:

Fiscal Three Months Ended
March 26, 2022
Restricted stock units granted	161,524
Weighted average grant date fair value per share - Restricted stock units	$213.60
Performance-based restricted share units granted (a)	50,620
Weighted average grant date fair value per share - Performance-based restricted share units	$225.15
(a) Assumes 100% target level achievement of the relative performance targets.

In the first three months of fiscal 2022, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of March 26, 2022, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $88.1 million with a remaining weighted average expense recognition period of 2.3 years.

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

	Fiscal Three Months Ended
	March 26, 2022			March 27, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$187,227	112,531	$1.66	$181,354	116,153	$1.56
Dilutive effect of share-based awards	—	973	(0.01)	—	1,074	(0.01)
Diluted net income per share:	$187,227	113,504	$1.65	$181,354	117,227	$1.55

Anti-dilutive stock awards excluded from the above calculations totaled less than 0.1 million and approximately 0.2 million shares for the fiscal three months ended March 26, 2022 and March 27, 2021, respectively.

Index
Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 26, 2022	December 25, 2021	March 27, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029 (a)	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.1)	(13.6)	(15.2)
Total debt	986.9	986.4	984.8
Less: current portion of long-term debt	—	—	—
Long-term debt	$986.9	$986.4	$984.8

Outstanding letters of credit	$52.8	$52.9	$60.3

(a) Also referred to herein as the "Note Purchase Agreement"

Borrowings under both the Company's $500 million revolving credit facility (the "Revolver") and the Company's $200 million term loan (the "November 2020 Term Loan") each under our senior credit facility (the "Senior Credit Facility") bear interest either at the bank’s base rate (3.250% at March 26, 2022) plus an additional amount ranging from 0.000% to 0.375% (0.125% at March 26, 2022) or at the London Inter-Bank Offer Rate (“LIBOR”) (0.445% at March 26, 2022) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at March 26, 2022), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at March 26, 2022), adjusted based on the Company's public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge our exposure to variable rate interest payments associated with the Senior Credit Facility. The interest rate swap agreement will mature on March 18, 2025 and the notional amount of the agreement is fixed at $200 million.

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.0 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.0 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of March 26, 2022, the Company was in compliance with all debt covenants.

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

Dividends

During the first three months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

Note 7 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.0 billion for a total authorization of $6.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 26, 2022, the Company had remaining authorization under the share repurchase program of $2.0 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 26, 2022 and March 27, 2021, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 26, 2022	March 27, 2021
Total number of shares repurchased	1,358	1,600
Average price paid per share	$218.07	$158.35
Total cash paid for share repurchases	$296,180	$253,409

Note 8 – Income Taxes:

The Company’s effective income tax rate was 21.1% in the first quarter of fiscal 2022 compared to 18.8% in the first quarter of fiscal 2021. The increase in the effective income tax rate in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 was primarily related to a decrease in a discrete incremental tax benefit associated with share-based compensation.

Index
Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building new distribution centers in Navarre, Ohio and Maumelle, Arkansas, for which, as of March 26, 2022, the Company had contractual commitments of approximately $32 million and $0, respectively.

Letters of Credit

At March 26, 2022, there were $52.8 million in outstanding letter of credit under the Senior Credit Facility.

Litigation

On October 9, 2020, an alleged stockholder, the City of Pontiac Police and Fire Retirement System, filed a derivative lawsuit in the U.S. District Court for the Middle District of Tennessee, purportedly on the Company's behalf, against certain current and former members of our Board of Directors, and the Company as a nominal defendant, seeking unspecified compensatory and punitive damages payable to the Company, disgorgement, restitution, corporate governance and hiring changes, mandated community investment, and attorneys' fees and costs. Plaintiff alleged that defendants violated the federal securities laws governing proxy solicitations and breached their fiduciary duties by misrepresenting the Company's commitment to and support for diversity and inclusion. The Company disputed the allegations of the complaint. The Company and the individual defendants moved to dismiss the complaint based on plaintiff's failure to make a demand on the Board of Directors and to state a claim upon which relief may be granted. The case was dismissed during the first quarter of 2022 with no material impact to our Condensed Consolidated Financial Statements.

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

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three months ended March 26, 2022 and March 27, 2021:

	Fiscal Three Months Ended
Product Category:	March 26, 2022	March 27, 2021
Livestock and Pet	53%	51%
Hardware, Tools and Truck	19	21
Seasonal, Gift and Toy Products	17	18
Clothing and Footwear	8	7
Agriculture	3	3
Total	100%	100%

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (the "2021 Form 10-K"). This Quarterly Report on Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements.  Forward-looking statements are usually identified by or are associated with such words as "intend," "expect," "believe," "anticipate," "optimistic" and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements.

As with any business, all phases of our operations are subject to influences outside our control. These factors include, without limitation, the timing of normalized macroeconomic conditions from the impacts of the COVID-19 pandemic, the Company's ability to predict the timing of normalized macroeconomic conditions, national, regional and local economic conditions affecting consumer spending, including the effects of COVID-19, inflation and gas prices, effects resulting from wars or other military operations, including the heightened risk of cyberattacks as a result of the hostilities between Russia and Ukraine; the availability of information technology hardware; the effects that “shelter in place” or other similar mandated or suggested social distancing protocols could have on the business, the costs of doing business as a retailer during the COVID-19 pandemic, the effectiveness of the Company’s responses to COVID-19 and customer response with respect to those actions, the effects of COVID-19 on our suppliers, business partners and supply chain, the timing and acceptance of new products, the timing and mix of goods sold, weather conditions, the seasonal nature of our business, transportation costs, including but not limited to, carrier rates, fuel costs, and other pressures across our supply chain, purchase price volatility (including inflationary and deflationary pressures), the ability to increase sales at existing stores or on our e-commerce platform, the ability to manage growth and identify suitable locations for our stores, the possibility that the acquisition of Orscheln Farm and Home (the “Transaction”) will not close or that the closing may be delayed, the possibility that we may be unable to obtain regulatory clearance for the Transaction, the potential for litigation or governmental investigations relating to the Transaction, the occurrence of events, changes or circumstances that could give rise to the termination of the definitive agreement for the Transaction, the risk that we may be unable to successfully integrate any acquired business or that we may not realize the benefits expected from an acquisition, including the Transaction, potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of an acquisition, including the Transaction, failure of an acquisition to produce anticipated results, the ability to successfully manage expenses, particularly in light of COVID-19, including but not limited to, increases in wages, the ability to successfully execute key gross margin enhancing initiatives, the availability of favorable credit sources, capital market conditions in general, the timing and amount of share repurchases, the ability to open new stores in the manner, timing and number currently contemplated, the impact of new stores on the business, competition, including competition from online retailers, marketing, merchandising and strategic initiatives, effective merchandising initiatives and marketing emphasis, the ability to retain vendors, reliance on foreign suppliers, the ability to attract, train and retain qualified employees, our ability to meet our sustainability, stewardship, carbon emission and Diversity, Equity & Inclusion related Environmental, Social and Governance projections, goals and commitments, product liability and other claims, changes in federal, state or local regulations, potential judgments, fines, legal fees and other costs, breach of information systems or theft of employee or customer data, ongoing and potential future legal or regulatory proceedings, management of our information systems, failure to develop and implement new technologies, the failure of customer-facing technology systems, business disruption including from the implementation of supply chain technologies, effective tax rate changes, and results of examination by taxing authorities, the imposition of tariffs on imported products or the disallowance of tax deductions on imported products, the ability to maintain an effective system of internal control over financial reporting, and changes in accounting standards, assumptions and estimates. Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any

Index
obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Information Regarding COVID-19 Coronavirus Pandemic

We have been and will continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business. This includes the impact on our team members, customers, suppliers, vendors, business partners, and supply chain networks.

The health and safety of our team members and customers are the primary concerns of our management team. Over the course of the pandemic, we have taken and continue to take numerous actions to promote health and safety, including encouraging vaccination efforts, providing personal protective equipment to our team members, following local and federal guidance regarding the use of masks in our facilities, maintaining enhanced services for cleaning and sanitation, continuing to provide additional functionality to support contactless shopping experiences, promoting social distancing and cleaning actions in our stores, and continuing to offer remote work plans at our Store Support Center.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in the Risk Factors section under Part I, Item 1A of our 2021 Form 10-K, which make it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2022 and beyond. We cannot predict these uncertainties, or the corresponding impacts on our business, at this time.

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

Index
Results of Operations

Fiscal Three Months (First Quarter) Ended March 26, 2022 and March 27, 2021

Net sales for the first quarter of fiscal 2022 increased 8.3% to $3.02 billion from $2.79 billion for the first quarter of fiscal 2021. Comparable store sales for the first quarter of fiscal 2022 were $2.94 billion, a 5.2% increase as compared to the first quarter of fiscal 2021. In the first quarter of fiscal 2021, net sales increased 42.5% and comparable store sales increased 38.6%.

The comparable store sales results for the first quarter of fiscal 2022 included an increase in comparable average transaction value of 6.7% and a decrease in comparable average transaction count of 1.4%, each as compared to the first quarter of fiscal 2021. Comparable store sales growth reflects robust demand for everyday merchandise, including consumable, usable, and edible ("C.U.E.") products and strength in winter seasonal goods, partially offset by a slower start to the spring selling season. In addition, the Company’s e-commerce sales also experienced double-digit percentage growth compared to the first quarter of fiscal 2021.

In addition to comparable store sales growth for the first quarter of fiscal 2022, sales from stores open less than one year were $77.8 million for the first quarter of fiscal 2022, which represented 2.8 percentage points of the 8.3% increase over first quarter fiscal 2021 net sales. For the first quarter of fiscal 2021, sales from stores open less than one year were $82.4 million, which represented 4.2 percentage points of the 42.5% increase over first quarter fiscal 2020 net sales.

The following table summarizes store growth for the fiscal three months ended March 26, 2022 and March 27, 2021:

	Fiscal Three Months Ended
Store Count Information:	March 26, 2022	March 27, 2021
Tractor Supply
Beginning of period	2,003	1,923
New stores opened	—	21
Stores closed	—	—
End of period	2,003	1,944
Petsense
Beginning of period	178	182
New stores opened	1	2
Stores closed	(1)	(7)
End of period	178	177
Consolidated, end of period	2,181	2,121
Stores relocated	1	—

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 26, 2022 and March 27, 2021:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 26, 2022	March 27, 2021
Livestock and Pet	53%	51%
Hardware, Tools and Truck	19	21
Seasonal, Gift and Toy Products	17	18
Clothing and Footwear	8	7
Agriculture	3	3
Total	100%	100%

Gross profit increased 7.4% to $1.06 billion for the first quarter of fiscal 2022 from $983.8 million for the first quarter of fiscal 2021. As a percent of net sales, gross margin in the first quarter of fiscal 2022 decreased 29 basis points to 34.9% from 35.2%

Index
in the first quarter of fiscal 2021. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Heightened transportation costs were caused by increased pressures on domestic and import freight, along with rising fuel prices. The Company's price management program and other key gross margin enhancing initiatives effectively offset a significant portion these gross margin driving pressures.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 7.8% to $812.2 million for the first quarter of fiscal 2022 from $753.2 million for the first quarter of fiscal 2021. As a percent of net sales, SG&A expenses were 26.9%, an 11 basis point improvement over the prior year's first quarter. The improvement in SG&A as a percent of net sales was primarily attributable to more normalized incentive compensation and a moderation of COVID-19 response costs, as well as leverage in occupancy and other costs from the increase in comparable store sales. COVID-19 pandemic response costs in the first quarter of fiscal 2022 of approximately $10.3 million consisted of sick pay, benefits, and other health and safety related expenses, as compared to approximately $28.4 million in the first quarter of fiscal 2021. The improvement in SG&A expenses was partially offset by investments in store wages and the Company's strategic growth investments.

Operating income for the first quarter of fiscal 2022 increased 6.0% to $244.3 million compared to $230.5 million in the first quarter of fiscal 2021.

The effective income tax rate was 21.1% in the first quarter of fiscal 2022 compared to 18.8% in the first quarter of fiscal 2021. The increase in the effective income tax rate in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 was primarily related to a decrease in a discrete incremental tax benefit associated with share-based compensation.

As a result of the foregoing factors, net income for the first quarter of fiscal 2022 increased 3.2% to $187.2 million, or $1.65 per diluted share, as compared to net income of $181.4 million, or $1.55 per diluted share, for the first quarter of fiscal 2021.

During the first quarter of fiscal 2022, we repurchased approximately 1.4 million shares of the Company’s common stock at a total cost of $296.2 million as part of our share repurchase program and paid quarterly cash dividends totaling $103.5 million, returning approximately $399.6 million to our stockholders.

Liquidity and Capital Resources

In addition to normal operating expenses and expenses associated with our COVID-19 response, our primary ongoing cash requirements are for new store expansion, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, and normal trade credit will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, through the end of fiscal 2022 and through the next several fiscal years. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Index
Working Capital

At March 26, 2022, the Company had working capital of $968.6 million, which decreased $217.0 million from December 25, 2021, and decreased $436.3 million from March 27, 2021.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	March 26, 2022	December 25, 2021	Variance	March 27, 2021	Variance
Current assets:
Cash and cash equivalents	$405.4	$878.0	$(472.6)	$1,149.9	$(744.5)
Inventories	2,568.2	2,191.2	377.0	2,084.7	483.5
Prepaid expenses and other current assets	185.6	164.1	21.5	146.2	39.4
Income taxes receivable	9.0	17.1	(8.1)	—	9.0
Total current assets	$3,168.2	$3,250.4	$(82.2)	$3,380.8	$(212.6)
Current liabilities:
Accounts payable	$1,341.6	$1,155.6	$186.0	$1,181.9	$159.7
Accrued employee compensation	49.1	109.6	(60.5)	68.1	(19.0)
Other accrued expenses	445.1	474.4	(29.3)	377.8	67.3
Current portion of long-term debt	—	—	—	—	—
Current portion of finance lease liabilities	4.0	3.9	0.1	4.7	(0.7)
Current portion of operating lease liabilities	359.8	321.3	38.5	303.2	56.6
Income taxes payable	—	—	—	40.2	(40.2)
Total current liabilities	$2,199.6	$2,064.8	$134.8	$1,975.9	$223.7
Working capital	$968.6	$1,185.6	$(217.0)	$1,404.9	$(436.3)

In comparison to December 25, 2021, working capital as of March 26, 2022, was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends to stockholders, partially offset by cash generated from operations.
•The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory as part of the normal seasonal patterns to support the spring selling season as well as the impact of inflation.

Index
In comparison to March 27, 2021, working capital as of March 26, 2022, was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends to stockholders, partially offset by cash generated from operations.
•The increase in inventories and accounts payable resulted primarily from heightened inventory needs in response to strong sales volume trends, the impact of inflation, and additional inventory purchases to support new store growth.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 26, 2022	December 25, 2021	March 27, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.1)	(13.6)	(15.2)
Total debt	986.9	986.4	984.8
Less: current portion of long-term debt	—	—	—
Long-term debt	$986.9	$986.4	$984.8

Outstanding letters of credit	$52.8	$52.9	$60.3
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements.

Operating Activities

Operating activities provided net cash of $59.1 million and $177.1 million in the first three months of fiscal 2022 and fiscal 2021, respectively.  The $118.0 million decrease in net cash provided by operating activities in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 26, 2022	March 27, 2021	Variance
Net income	$187.2	$181.4	$5.8
Depreciation and amortization	77.6	60.1	17.5
Share-based compensation expense	12.3	12.3	—
Deferred income taxes	39.9	20.2	19.7
Inventories and accounts payable	(191.0)	(95.6)	(95.4)
Prepaid expenses and other current assets	(21.5)	(12.6)	(8.9)
Accrued expenses	(89.0)	3.7	(92.7)
Income taxes	8.1	20.3	(12.2)
Other, net	35.5	(12.7)	48.2
Net cash provided by operating activities	$59.1	$177.1	$(118.0)

The $118.0 million decrease in net cash provided by operating activities in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 principally resulted from the significant increase in inventory and accounts payable as well as the timing of payments and accruals.

Index

Investing Activities

Investing activities used net cash of $112.3 million and $100.5 million in the first three months of fiscal 2022 and fiscal 2021, respectively. The $11.8 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures in the first three months of fiscal 2022 compared to fiscal 2021.

Investing activities, including capital expenditures, for the first three months of fiscal 2022 and fiscal 2021 were as follows (in millions):

	Fiscal Three Months Ended
	March 26, 2022	March 27, 2021	Variance
Existing stores	$(66.0)	$(48.0)	$(18.0)
Information technology	(18.4)	(30.9)	12.5
Distribution center capacity and improvements	(13.8)	(8.3)	(5.5)
New and relocated stores and stores not yet opened	(12.5)	(12.0)	(0.5)
Corporate and other	(1.7)	(1.5)	(0.2)
Total capital expenditures	(112.4)	(100.7)	(11.7)
Proceeds from sale of property and equipment	0.1	0.2	(0.1)
Net cash used in investing activities	$(112.3)	$(100.5)	$(11.8)

The increase in spending for existing stores in the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 principally reflects our strategic initiatives related to store remodels, including internal space productivity and the outside side lot improvements. Spending in the first three months of both fiscal 2022 and fiscal 2021 also includes routine refresh activity, as well as security enhancements.

The decrease in spending for information technology in the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 is principally due to timing as we anticipate our spending for the year to be generally in line with the prior year. Expenditures for information technology represent continued support for our omni-channel initiatives, improvements in security and compliance, enhancements to our customer loyalty program, mobility in our stores, and other strategic initiatives.

In the first three months of fiscal 2022, the Company opened no new Tractor Supply stores compared to 21 new Tractor Supply stores during the first three months of fiscal 2021. The Company also opened one new Petsense store during each of the first three months of fiscal 2022 and fiscal 2021. Tractor Supply new store openings were delayed during the quarter by lingering impacts from the COVID-19 pandemic and challenges facing the construction industry. The new store expenditures in the first quarter of fiscal 2022 represent the remaining costs for stores that opened in the fourth quarter of 2021 and the costs for new stores scheduled to open later in the year. We continue to expect to open approximately 75 to 80 new Tractor Supply stores and approximately 10 new Petsense stores during fiscal 2022.

The increase in spending for distribution center capacity and improvements in the first three months of fiscal 2022 as compared to the first three months of fiscal 2021 is related to the construction of a new distribution center in Navarre, Ohio, which is expected to be approximately 900,000 square feet.

Our projected capital expenditures for fiscal 2022 are currently estimated to be in a range of approximately $625 million to $675 million. The capital expenditures include a plan to open approximately 75 to 80 new Tractor Supply stores, to remodel more than 150 stores, and to transform the side lots in approximately 100 locations, along with opening 10 new Petsense stores. Additionally, we plan to begin construction in the middle of fiscal 2022 on a new distribution center in Maumelle, Arkansas, which is currently anticipated to be complete in late 2023. In addition, we plan to support our continued improvements in technology and infrastructure at our existing stores and ongoing investments to enhance our digital and omni-channel capabilities to allow our team members to better serve our customers and to provide an even greater overall shopping experience.

Index
Financing Activities

Financing activities used net cash of $419.4 million in the first three months of fiscal 2022 compared to using net cash of $268.4 million in the first three months of fiscal 2021. The $151.0 million change in net cash used in financing activities in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 26, 2022	March 27, 2021	Variance
Repurchase of common stock	$(296.2)	$(253.4)	$(42.8)
Net proceeds from issuance of common stock	7.9	58.7	(50.8)
Cash dividends paid to stockholders	(103.5)	(60.6)	(42.9)
Other, net	(27.6)	(13.1)	(14.5)
Net cash used in financing activities	$(419.4)	$(268.4)	$(151.0)

The $151.0 million change in net cash used in financing activities in the first three months of fiscal 2022 compared to the first three months of fiscal 2021 is principally due to an increase in total shareholder return via the repurchase of common stock and cash dividends paid to stockholders and a decrease in net proceeds from the issuance of common stock related to the exercise of stock awards.

Dividends

During the first three months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.0 billion for a total authorization of $6.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 26, 2022, the Company had remaining authorization under the share repurchase program of $2.0 billion, exclusive of any fees, commissions, or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended March 26, 2022 and March 27, 2021 (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 26, 2022	March 27, 2021
Total number of shares repurchased	1,358	1,600
Average price paid per share	$218.07	$158.35
Total cash paid for share repurchases	$296,180	$253,409

Pending Acquisition

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC, a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The acquisition is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions. The Company continues to work collaboratively with the Federal Trade Commission on the transaction.

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The Company is building new distribution centers in Navarre, Ohio and Maumelle, Arkansas, for which, as of March 26, 2022, the Company had contractual commitments of approximately $32 million and $0, respectively. As of March 26, 2022, there has been no other material change in the information disclosed in the Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

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

See the Notes to the Consolidated Financial Statements in our 2021 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 26, 2022, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. As of March 26, 2022, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of March 26, 2022.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 26, 2022, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 9 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2021 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2021 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2022 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 26, 2021 - January 22, 2022	(a)	364,042	$227.93	363,998	$262,056,849
January 23, 2022 - February 19, 2022	(a)	755,161	218.00	634,255	2,123,852,488	(b)
February 20, 2022 - March 26, 2022	(a)	360,069	208.36	359,952	2,048,857,479
Total		1,479,272	$218.10	1,358,205	$2,048,857,479

(a) The number of shares purchased and average price paid per share includes 44, 120,906, and 117 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of December 26, 2021 - January 22, 2022, January 23, 2022 - February 19, 2022, and February 20, 2022 - March 26, 2022, respectively.
(b) On January 26, 2022 the Board authorized a $2.0 billion increase to its existing share repurchase program, bringing the total amount authorized to date under the program to $6.5 billion.

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

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 5, 2022	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)