Form 10-Q
period 2022-06-25
TRACTOR SUPPLY CO /DE/
filed 2022-08-04
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 25, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 23, 2022
Common Stock, $0.008 par value	111,000,088

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 25,	December 25,	June 26,
	2022	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$530,822	$878,030	$1,412,001
Inventories	2,485,138	2,191,192	1,992,824
Prepaid expenses and other current assets	214,436	164,118	162,318
Income taxes receivable	—	17,100	—
Total current assets	3,230,396	3,250,440	3,567,143

Property and equipment, net	1,744,556	1,617,806	1,333,852
Operating lease right-of-use assets	2,760,148	2,785,858	2,675,030
Goodwill and other intangible assets	55,520	55,520	55,520
Deferred income taxes	—	2,437	18,772
Other assets	78,574	55,406	37,571
Total assets	$7,869,194	$7,767,467	$7,687,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280,518	$1,155,630	$1,221,911
Accrued employee compensation	42,474	109,618	84,810
Other accrued expenses	470,082	474,412	381,836
Current portion of finance lease liabilities	3,502	3,897	4,771
Current portion of operating lease liabilities	364,643	321,285	306,125
Income taxes payable	80,959	—	84,078
Total current liabilities	2,242,178	2,064,842	2,083,531

Long-term debt	987,411	986,382	985,353
Finance lease liabilities, less current portion	35,859	32,848	30,672
Operating lease liabilities, less current portion	2,543,133	2,574,882	2,488,088
Deferred income taxes	36,256	—	—
Other long-term liabilities	110,490	105,848	120,131
Total liabilities	5,955,327	5,764,802	5,707,775

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,414	1,411	1,410
Additional paid-in capital	1,220,682	1,210,512	1,175,123
Treasury stock	(4,640,236)	(4,155,846)	(3,813,667)
Accumulated other comprehensive income/(loss)	9,148	1,345	(798)
Retained earnings	5,322,859	4,945,243	4,618,045
Total stockholders’ equity	1,913,867	2,002,665	1,980,113
Total liabilities and stockholders’ equity	$7,869,194	$7,767,467	$7,687,888

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,743, 176,371, and 176,223 shares issued; 111,197, 113,125, and 114,623 shares outstanding at June 25, 2022, December 25, 2021, and June 26, 2021, respectively.
Treasury Stock (at cost, shares in thousands): 65,546, 63,246, and 61,600 shares at June 25, 2022, December 25, 2021, and June 26, 2021, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$3,903,406	$3,601,559	$6,927,538	$6,393,895
Cost of merchandise sold	2,517,151	2,314,074	4,484,774	4,122,630
Gross profit	1,386,255	1,287,485	2,442,764	2,271,265
Selling, general and administrative expenses	777,860	736,749	1,512,437	1,429,939
Depreciation and amortization	83,360	64,853	161,006	124,907
Operating income	525,035	485,883	769,321	716,419
Interest expense, net	7,097	6,701	14,166	13,922
Income before income taxes	517,938	479,182	755,155	702,497
Income tax expense	121,460	109,160	171,450	151,121
Net income	$396,478	$370,022	$583,705	$551,376

Net income per share – basic	$3.55	$3.21	$5.21	$4.77
Net income per share – diluted	$3.53	$3.19	$5.17	$4.73

Weighted average shares outstanding:
Basic	111,590	115,133	112,060	115,643
Diluted	112,318	116,091	112,911	116,659

Dividends declared per common share outstanding	$0.92	$0.52	$1.84	$1.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$396,478	$370,022	$583,705	$551,376

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	1,810	320	7,803	2,445
Total other comprehensive income	1,810	320	7,803	2,445
Total comprehensive income	$398,288	$370,342	$591,508	$553,821

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

Common stock issuance under stock award plans & ESPP	64	1	5,084				5,085
Share-based compensation expense			12,534				12,534
Repurchase of shares to satisfy tax obligations			(1,230)				(1,230)
Repurchase of common stock	(942)			(188,210)			(188,210)
Cash dividends paid to stockholders						(102,622)	(102,622)
Change in fair value of interest rate swaps, net of taxes					1,810		1,810
Net income						396,478	396,478
Stockholders’ equity at June 25, 2022	111,197	$1,414	$1,220,682	$(4,640,236)	$9,148	$5,322,859	$1,913,867

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. (Loss) / Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

Common stock issuance under stock award plans & ESPP	154	1	11,317				11,318
Share-based compensation expense			10,876				10,876
Repurchase of shares to satisfy tax obligations			(1,521)				(1,521)
Repurchase of common stock	(1,118)			(203,305)			(203,305)
Cash dividends paid to stockholders						(59,896)	(59,896)
Change in fair value of interest rate swaps, net of taxes					320		320
Net income						370,022	370,022
Stockholders’ equity at June 26, 2021	114,623	$1,410	$1,175,123	$(3,813,667)	$(798)	$4,618,045	$1,980,113

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net income	$583,705	$551,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,006	124,907
Loss on disposition of property and equipment	594	3,752
Share-based compensation expense	24,850	23,194
Deferred income taxes	38,693	12,814
Change in assets and liabilities:
Inventories	(293,946)	(209,554)
Prepaid expenses and other current assets	(50,318)	(28,659)
Accounts payable	124,888	245,815
Accrued employee compensation	(67,144)	(34,891)
Other accrued expenses	(22,896)	59,247
Income taxes	98,059	64,140
Other	28,114	(3,234)
Net cash provided by operating activities	625,605	808,907
Cash flows from investing activities:
Capital expenditures	(265,308)	(216,029)
Proceeds from sale of property and equipment	178	316
Net cash used in investing activities	(265,130)	(215,713)
Cash flows from financing activities:
Principal payments under finance lease liabilities	(2,527)	(2,207)
Repurchase of shares to satisfy tax obligations	(27,672)	(13,588)
Repurchase of common stock	(484,390)	(456,714)
Net proceeds from issuance of common stock	12,995	70,026
Cash dividends paid to stockholders	(206,089)	(120,466)
Net cash used in financing activities	(707,683)	(522,949)
Net (decrease)/increase in cash and cash equivalents	(347,208)	70,245
Cash and cash equivalents at beginning of period	878,030	1,341,756
Cash and cash equivalents at end of period	$530,822	$1,412,001

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,673	$11,626
Income taxes	36,820	74,457

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$42,974	$10,418
Increase of operating lease assets and liabilities from new or modified leases	135,858	404,100
Increase of finance lease assets and liabilities from new or modified leases	5,143	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC ("Petsense"), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 25, 2022, the Company operated a total of 2,194 retail stores in 49 states (2,016 Tractor Supply retail stores and 178 Petsense retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC (the "Transaction"), a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Transaction is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions. The Company continues to work collaboratively with the Federal Trade Commission on the Transaction.

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

New Accounting Pronouncements Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Inter-Bank Offer Rate ("LIBOR") related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The primary contract and hedging relationship for which LIBOR is used is our November 2020 Term Loan (as defined below) and related interest rate swap. As the interest rate swap is designed to be a cash flow hedge against the variable LIBOR rates of the November 2020 Term Loan, the impact of using LIBOR rates is effectively offset in our financial statements. As such, the Company does not expect the adoption of this guidance to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

Index
Note 2 – Fair Value of Financial Instruments:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

•Level 1 - defined as observable inputs such as quoted prices in active markets;
•Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term receivables, and trade payables approximate current fair value at each balance sheet date.

As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.00 billion in borrowings under its debt facilities at each of June 25, 2022, December 25, 2021, and June 26, 2021. The fair value of the Company's $150 million 3.70% Senior Notes (the "3.70% Senior Notes") and the $200 million term loan (the "November 2020 Term Loan") were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the November 2020 Term Loan approximate fair value for each period reported.

The carrying value and the fair value of the Company's $650 million 1.75% Senior Notes (the "1.75% Senior Notes"), net of discount, and the Company's interest rate swap agreement were as follows (in thousands):

	June 25, 2022		December 25, 2021		June 26, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap(s)	$12,302	$12,302	$1,809	$1,809	$—	$—

Liabilities:
1.75% Senior Notes	$638,532	$509,717	$637,844	$614,881	$637,156	$617,988
Interest rate swap(s)	—	—	—	—	1,073	1,073

The fair value of the 1.75% Senior Notes is determined based on quoted prices in active markets, which are considered Level 1 inputs. The Company's interest rate swaps are carried at fair value, which is determined based on the present value of expected future cash flows using forward rate curves, which is considered a Level 2 input. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income, net of related income taxes, and reclassified into earnings in the same income statement line and period in which the hedged transactions affect earnings.

Note 3 – Share-Based Compensation:

Share-based compensation includes stock options, restricted stock units, performance-based restricted share units, and transactions under the Company's Employee Stock Purchase Plan (the “ESPP”). Share-based compensation expense is recognized based on grant date fair value of all stock options, restricted stock units, and performance-based restricted share units. Share-based compensation expense is also recognized for the value of the 15% discount on shares purchased by employees as a part of the ESPP. The discount under the ESPP represents the difference between the market value on the first day of the purchase period or the market value on the purchase date, whichever is lower, and the employee’s purchase price.

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended
June 25, 2022.

Share-based compensation expense was $12.5 million and $10.9 million for the second quarter of fiscal 2022 and 2021, respectively, and $24.9 million and $23.2 million for the first six months of fiscal 2022 and 2021, respectively.

Index

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2022:

Fiscal Six Months Ended
June 25, 2022
Stock options granted	136,620
Weighted average exercise price	$221.72
Weighted average grant date fair value per option	$49.91

As of June 25, 2022, total unrecognized compensation expense related to non-vested stock options was approximately $11.3 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2022:

Fiscal Six Months Ended
June 25, 2022
Restricted stock units granted	176,519
Weighted average grant date fair value per share - Restricted stock units	$211.82
Performance-based restricted share units granted (a)	51,002
Weighted average grant date fair value per share - Performance-based restricted share units	$224.97
(a) Assumes 100% target level achievement of the relative performance targets.

In the first six months of fiscal 2022, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of June 25, 2022, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $77.6 million with a remaining weighted average expense recognition period of 2.1 years.

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

	Fiscal Three Months Ended
	June 25, 2022			June 26, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$396,478	111,590	$3.55	$370,022	115,133	$3.21
Dilutive effect of share-based awards	—	728	(0.02)	—	958	(0.02)
Diluted net income per share:	$396,478	112,318	$3.53	$370,022	116,091	$3.19

	Fiscal Six Months Ended			Fiscal Six Months Ended
	June 25, 2022			June 26, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$583,705	112,060	$5.21	$551,376	115,643	$4.77
Dilutive effect of share-based awards	—	851	(0.04)	—	1,016	(0.04)
Diluted net income per share:	$583,705	112,911	$5.17	$551,376	116,659	$4.73

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million for fiscal three months ended June 25, 2022 and less than 0.1 million shares for the fiscal three months ended June 26, 2021. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.1 million shares for the fiscal six months ended June 25, 2022 and approximately 0.2 million shares for the fiscal six months ended June 26, 2021.

Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 25, 2022	December 25, 2021	June 26, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029 (a)	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(12.6)	(13.6)	(14.6)
Total debt	987.4	986.4	985.4
Less: current portion of long-term debt	—	—	—
Long-term debt	$987.4	$986.4	$985.4

Outstanding letters of credit	$57.6	$52.9	$68.1

(a) Also referred to herein as the "Note Purchase Agreement"

Borrowings under both the Company's $500 million revolving credit facility (the "Revolver") and the Company's November 2020 Term Loan, each under the Company's senior credit facility (the "Senior Credit Facility"), bear interest either at the bank’s

Index
base rate (4.750% at June 25, 2022) plus an additional amount ranging from 0.000% to 0.375% (0.125% at June 25, 2022) or at the London Inter-Bank Offer Rate (“LIBOR”) (1.633% at June 25, 2022) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at June 25, 2022), adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at June 25, 2022), adjusted based on the Company's public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with the Senior Credit Facility. The interest rate swap agreement will mature on March 18, 2025 and the notional amount of the agreement is fixed at $200 million.

Covenants and Default Provisions of the Debt Agreements

The Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.0 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.0 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of June 25, 2022, the Company was in compliance with all debt covenants.

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

Dividends

During the first six months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

Index
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

On August 4, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company's outstanding common stock. The dividend will be paid on September 7, 2022, to stockholders of record as of the close of business on August 22, 2022.

Note 7 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.0 billion for a total authorization of $6.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 25, 2022, the Company had remaining authorization under the share repurchase program of $1.9 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal six months ended June 25, 2022 and June 26, 2021, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Total number of shares repurchased	942	1,118	2,300	2,718
Average price paid per share	$199.88	$181.81	$210.62	$168.00
Total cash paid for share repurchases	$188,210	$203,305	$484,390	$456,714

Note 8 – Income Taxes:

The Company’s effective income tax rate was 23.5% in the second quarter of fiscal 2022 compared to 22.8% in the second quarter of fiscal 2021. The effective income tax rate was 22.7% in the first six months of fiscal 2022 compared to 21.5% in the first six months of fiscal 2021. The increase in the effective income tax rate in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was driven primarily by a decrease in the benefit derived from share-based compensation awards and lower discrete state tax credits relative to pre-tax income.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building new distribution centers in Maumelle, Arkansas and Navarre, Ohio, for which, as of June 25, 2022, the Company had contractual commitments of approximately $76 million and $34 million, respectively.

Index

Letters of Credit

At June 25, 2022, the Company had $57.6 million in outstanding letters of credit under the Senior Credit Facility.

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

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and six months ended June 25, 2022 and June 26, 2021:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category:	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Livestock and Pet	47%	45%	50%	47%
Seasonal, Gift and Toy Products	25	25	22	22
Hardware, Tools and Truck	18	20	18	21
Clothing and Footwear	5	5	6	6
Agriculture	5	5	4	4
Total	100%	100%	100%	100%

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (the "2021 Form 10-K"). This Quarterly Report on Form 10-Q also contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, estimated results of operations in future periods, the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements.  Forward-looking statements are usually identified by or are associated with such words as "intend," "expect," "believe," "anticipate," "optimistic," "forecasted" and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements.

As with any business, all phases of our operations are subject to influences outside our control. These factors include, without limitation, the timing of normalized macroeconomic conditions from the impacts of the COVID-19 pandemic; the Company's ability to predict the timing of normalized macroeconomic conditions, national, regional and local economic conditions affecting consumer spending, including the effects of COVID-19; inflation and gas prices; effects resulting from wars or other military operations, including the heightened risk of cyberattacks as a result of the hostilities between Russia and Ukraine; the availability of information technology hardware; the effects that “shelter in place” or other similar mandated or suggested social distancing protocols could have on our business; the effectiveness of the Company’s responses to COVID-19 and customer response with respect to those actions; the effects of COVID-19 on our suppliers, business partners and supply chain; the timing and acceptance of new products; the timing and mix of goods sold; weather conditions; the seasonal nature of our business; transportation costs, including but not limited to, carrier rates, fuel costs, and other pressures across our supply chain; purchase price volatility (including inflationary and deflationary pressures); the ability to increase sales at existing stores or on our e-commerce platform; the ability to manage growth and identify suitable locations for our stores; the possibility that the acquisition of Orscheln Farm and Home (the “Transaction”) will not close or that the closing may be delayed; the possibility that we may be unable to obtain regulatory clearance for the Transaction; the potential for litigation or governmental investigations relating to the Transaction; the occurrence of events, changes or circumstances that could give rise to the termination of the definitive agreement for the Transaction; the risk that we may be unable to successfully integrate any acquired business or that we may not realize the benefits expected from an acquisition, including the Transaction; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of an acquisition, including the Transaction; failure of an acquisition to produce anticipated results; the ability to successfully manage expenses, including but not limited to, increases in wages, the ability to successfully execute key gross margin enhancing initiatives; the availability of favorable credit sources; capital market conditions in general; the timing and amount of share repurchases; the ability to open new stores in the manner, timing and number currently contemplated; the impact of new stores on the business, competition, including competition from online retailers, marketing, merchandising and strategic initiatives; effective merchandising initiatives and marketing emphasis; the ability to retain vendors; reliance on foreign suppliers; the ability to attract, train and retain qualified employees; our ability to meet our sustainability, stewardship, carbon emission and Diversity, Equity & Inclusion related Environmental, Social and Governance projections, goals and commitments; product liability and other claims; changes in federal, state or local regulations; potential judgments, fines, legal fees and other costs; breach of information systems or theft of employee or customer data; ongoing and potential future legal or regulatory proceedings; management of our information systems, failure to develop and implement new technologies; the failure of customer-facing technology systems; business disruption including from the implementation of supply chain technologies; effective tax rate changes and results of examination by taxing authorities; the imposition of tariffs on imported products or the disallowance of tax deductions on imported products; the ability to maintain an effective system of internal control over financial reporting; and changes in accounting standards, assumptions and estimates. Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended June 25, 2022 and June 26, 2021

Net sales for the second quarter of fiscal 2022 increased 8.4% to $3.90 billion from $3.60 billion for the second quarter of fiscal 2021. Comparable store sales for the second quarter of fiscal 2022 were $3.82 billion, a 5.5% increase as compared to the second quarter of fiscal 2021. In the second quarter of fiscal 2021, net sales increased 13.4% and comparable store sales increased 10.5%.

The comparable store sales results for the second quarter of fiscal 2022 included an increase in comparable average transaction value of 7.5% and a decrease in comparable average transaction count of 2.0%, each as compared to the second quarter of fiscal 2021. Comparable store sales growth reflects continued strength in everyday, needs-based merchandise, including consumable, usable and edible (“C.U.E.”) products and year-round product categories. The comparable store sales in the prior year benefited from government stimulus and ideal weather for the spring and summer sales seasons.

In addition to comparable store sales growth for the second quarter of fiscal 2022, sales from stores open less than one year were $86.9 million for the second quarter of fiscal 2022, which represented 2.4 percentage points of the 8.4% increase over second quarter fiscal 2021 net sales. For the second quarter of fiscal 2021, sales from stores open less than one year were $101.0 million, which represented 3.2 percentage points of the 13.4% increase over second quarter fiscal 2020 net sales.

The following table summarizes store growth for the fiscal three months ended June 25, 2022 and June 26, 2021:

Index

	Fiscal Three Months Ended
Store Count Information:	June 25, 2022	June 26, 2021
Tractor Supply
Beginning of period	2,003	1,944
New stores opened	13	11
Stores closed	—	—
End of period	2,016	1,955
Petsense
Beginning of period	178	177
New stores opened	—	1
Stores closed	—	(4)
End of period	178	174
Consolidated, end of period	2,194	2,129
Stores relocated	3	—

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 25, 2022 and June 26, 2021:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 25, 2022	June 26, 2021
Livestock and Pet	47%	45%
Seasonal, Gift and Toy Products	25	25
Hardware, Tools and Truck	18	20
Clothing and Footwear	5	5
Agriculture	5	5
Total	100%	100%

Gross profit increased 7.7% to $1.39 billion for the second quarter of fiscal 2022 from $1.29 billion for the second quarter of fiscal 2021. As a percent of net sales, gross margin in the second quarter of fiscal 2022 decreased 24 basis points to 35.5% from 35.8% in the second quarter of fiscal 2021. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and, to a lesser extent, product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Heightened transportation costs were experienced in domestic and import freight, along with rising fuel prices. The Company's price management program and other margin driving initiatives effectively offset a significant portion of these gross margin pressures.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 7.4% to $861.2 million for the second quarter of fiscal 2022 from $801.6 million for the second quarter of fiscal 2021. As a percent of net sales, SG&A expenses were 22.1%, a 19 basis point improvement over the prior year's second quarter. The improvement in SG&A as a percent of net sales was primarily attributable to more normalized incentive compensation and a moderation of COVID-19 response costs, as well as leverage in occupancy and other costs from the increase in comparable store sales. The improvement in SG&A expenses was partially offset by investments in store wages and the Company's strategic growth investments.

Operating income for the second quarter of fiscal 2022 increased 8.1% to $525.0 million compared to $485.9 million in the second quarter of fiscal 2021.

The effective income tax rate was 23.5% in the second quarter of fiscal 2022 compared to 22.8% in the second quarter of fiscal 2021. The increase in the effective income tax rate in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 was driven primarily by lower discrete state tax credits relative to pre-tax income.

Index
As a result of the foregoing factors, net income for the second quarter of fiscal 2022 increased 7.1% to $396.5 million, or $3.53 per diluted share, as compared to net income of $370.0 million, or $3.19 per diluted share, for the second quarter of fiscal 2021.

During the second quarter of fiscal 2022, we repurchased approximately 0.9 million shares of the Company’s common stock at a total cost of $188.2 million as part of our share repurchase program and paid quarterly cash dividends totaling $102.6 million, returning approximately $290.8 million to our stockholders.

Fiscal Six Months Ended June 25, 2022 and June 26, 2021

Net sales increased 8.3% to $6.93 billion for the first six months of fiscal 2022 from $6.39 billion for the first six months of fiscal 2021. Comparable store sales for the first six months of fiscal 2022 were $6.76 billion, a 5.4% increase as compared to the first six months of fiscal 2021. Net sales increased 24.5% and comparable store sales increased 21.2% in the first six months of fiscal 2021.

The comparable store sales results for the first six months of fiscal 2022 included an increase in comparable average transaction value of 7.1% and a decrease in comparable average transaction count of 1.7%, each as compared to the first six months of fiscal 2021. Comparable stores sales growth reflects continued strength in everyday, needs-based merchandise, including C.U.E. products and strength in winter seasonal goods and year-round product categories, partially offset by a delayed start to the spring selling season in the first quarter of fiscal 2022 and continued unfavorable weather conditions into the second quarter of fiscal 2022. The comparable store sales in the prior year benefited from favorable weather conditions in the first quarter as well as government stimulus throughout the first six months of fiscal 2021.

In addition to comparable store sales growth for the first six months of fiscal 2022, sales from stores open less than one year were $164.6 million for the first six months of fiscal 2022, which represented 2.6 percentage points of the 8.3% increase over the first six months of fiscal 2021 net sales. For the first six months of fiscal 2021, sales from stores open less than one year were $183.4 million, which represented 3.6 percentage points of the 24.5% increase over the first six months of fiscal 2020 net sales.

Index
The following table summarizes store growth for the fiscal six months ended June 25, 2022 and June 26, 2021:

	Fiscal Six Months Ended
Store Count Information:	June 25, 2022	June 26, 2021
Tractor Supply
Beginning of period	2,003	1,923
New stores opened	13	32
Stores closed	—	—
End of period	2,016	1,955
Petsense
Beginning of period	178	182
New stores opened	1	3
Stores closed	(1)	(11)
End of period	178	174
Consolidated, end of period	2,194	2,129
Stores relocated	4	—

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 25, 2022 and June 26, 2021:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 25, 2022	June 26, 2021
Livestock and Pet	50%	47%
Seasonal, Gift and Toy Products	22	22
Hardware, Tools and Truck	18	21
Clothing and Footwear	6	6
Agriculture	4	4
Total	100%	100%

Gross profit increased 7.6% to $2.44 billion for the first six months of fiscal 2022 from $2.27 billion for the first six months of fiscal 2021. As a percent of net sales, gross margin in the first six months of fiscal 2022 decreased 26 basis points to 35.3% from 35.5% in the first six months of fiscal 2021. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and, to a lesser extent, product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Heightened transportation costs were experienced in domestic and import freight, along with rising fuel prices. The Company's price management program and other key gross margin enhancing initiatives effectively offset a significant portion of these gross margin pressures.

SG&A expenses, including depreciation and amortization, increased 7.6% to $1.67 billion for the first six months of fiscal 2022 from $1.55 billion for the first six months of fiscal 2021. As a percent of net sales, SG&A expenses improved 16 basis points to 24.2% for the first six months of fiscal 2022 from 24.3% for the first six months of fiscal 2021. The improvement in SG&A as a percent of net sales was primarily attributable to more normalized incentive compensation and a moderation of COVID-19 response costs, as well as leverage in personnel, occupancy, and other costs from the increase in comparable store sales. The improvement was partially offset by investments in store wages and the Company's strategic growth initiatives.

Operating income for the first six months of fiscal 2022 increased 7.4% to $769.3 million compared to $716.4 million in the first six months of fiscal 2021.

The effective income tax rate was 22.7% in the first six months of fiscal 2022 compared to 21.5% in the first six months of fiscal 2021. The increase in the effective income tax rate in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 was driven primarily by a decrease in the benefit derived from share-based compensation awards and lower discrete state tax credits relative to pre-tax income.

Index
As a result of the foregoing factors, net income for the first six months of fiscal 2022 increased 5.9% to $583.7 million, or $5.17 per diluted share, as compared to net income of $551.4 million, or $4.73 per diluted share, for the first six months of fiscal 2021.

During the first six months of fiscal 2022, we repurchased approximately 2.3 million shares of the Company’s common stock at a total cost of $484.4 million as part of our share repurchase program and paid quarterly cash dividends totaling $206.1 million, returning $690.5 million to stockholders.

Liquidity and Capital Resources

In addition to normal operating expenses, our primary ongoing cash requirements are for new store expansion, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, information technology, inventory purchases, repayment of existing borrowings under our debt facilities, share repurchases, cash dividends, and selective acquisitions as opportunities arise.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, through the end of fiscal 2022 and through the next several fiscal years. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Working Capital

At June 25, 2022, the Company had working capital of $988.2 million, which decreased $197.5 million from December 25, 2021, and decreased $495.5 million from June 26, 2021.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	June 25, 2022	December 25, 2021	Variance	June 26, 2021	Variance
Current assets:
Cash and cash equivalents	$530.8	$878.0	$(347.2)	$1,412.0	$(881.2)
Inventories	2,485.1	2,191.2	293.9	1,992.8	492.3
Prepaid expenses and other current assets	214.4	164.1	50.3	162.3	52.1
Income taxes receivable	—	17.1	(17.1)	—	—
Total current assets	$3,230.4	$3,250.4	$(20.1)	$3,567.1	$(336.8)
Current liabilities:
Accounts payable	$1,280.5	$1,155.6	$124.9	$1,221.9	$58.6
Accrued employee compensation	42.5	109.6	(67.1)	84.8	(42.3)
Other accrued expenses	470.1	474.4	(4.3)	381.8	88.3
Current portion of long-term debt	—	—	—	—	—
Current portion of finance lease liabilities	3.5	3.9	(0.4)	4.8	(1.3)
Current portion of operating lease liabilities	364.6	321.3	43.3	306.1	58.5
Income taxes payable	81.0	—	81.0	84.1	(3.1)
Total current liabilities	$2,242.2	$2,064.8	$177.4	$2,083.5	$158.7
Working capital	$988.2	$1,185.6	$(197.5)	$1,483.6	$(495.5)
Note: Amounts may not sum to totals due to rounding.

Index
In comparison to December 25, 2021, working capital as of June 25, 2022 was impacted most significantly by changes in cash and cash equivalents, inventories, accounts payable, and income taxes payable/receivable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends paid to stockholders, partially offset by positive cash flow generated from operations.
•The increase in inventories resulted from an increase in average inventory per store driven by our commitment to support our strong sales trends, along with the impact of inflation and the purchase of additional inventory to support new store growth.
•The increase in accounts payable resulted from the purchase of additional inventory and heightened inventory costs as a result of elevated inflation.
•The increase in income taxes payable was primarily due to the timing of payments.

In comparison to June 26, 2021, working capital as of June 25, 2022 was impacted most significantly by changes in cash and cash equivalents, inventories, other accrued expenses, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends paid to stockholders, partially offset by positive cash flow generated from operations.
•The increase in inventories and accounts payable resulted from an increase in average inventory per store driven by our commitment to support our strong sales trends, along with the impact of inflation and the purchase of additional inventory to support new store growth. The growth in inventories was higher than the growth in accounts payable principally due to a normalization in inventory levels and turns.
•The increase in other accrued expenses was primarily driven by heightened payables due to inflation and growth in sales.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 25, 2022	December 25, 2021	June 26, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolving credit loans	—	—	—
Total outstanding borrowings	1,000.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(12.6)	(13.6)	(14.6)
Total debt	987.4	986.4	985.4
Less: current portion of long-term debt	—	—	—
Long-term debt	$987.4	$986.4	$985.4

Outstanding letters of credit	$57.6	$52.9	$68.1
For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements.

Index
Operating Activities

Operating activities provided net cash of $625.6 million and $808.9 million in the first six months of fiscal 2022 and fiscal 2021, respectively.  The $183.3 million decrease in net cash provided by operating activities in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 25, 2022	June 26, 2021	Variance
Net income	$583.7	$551.4	$32.3
Depreciation and amortization	161.0	124.9	36.1
Share-based compensation expense	24.9	23.2	1.7
Deferred income taxes	38.7	12.8	25.9
Inventories and accounts payable	(169.1)	36.3	(205.4)
Prepaid expenses and other current assets	(50.3)	(28.7)	(21.6)
Accrued expenses	(90.0)	24.4	(114.4)
Income taxes	98.1	64.1	34.0
Other, net	28.6	0.5	28.1
Net cash provided by operating activities	$625.6	$808.9	$(183.3)

The $183.3 million decrease in net cash provided by operating activities in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 principally resulted from the significant increase in inventory purchases as well as the timing of payments and accruals.

Investing Activities

Investing activities used net cash of $265.1 million and $215.7 million in the first six months of fiscal 2022 and fiscal 2021, respectively. The $49.4 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures, principally related to the construction of new distribution centers and store remodels, in the first six months of fiscal 2022 compared to fiscal 2021.

Investing activities, including capital expenditures, for the first six months of fiscal 2022 and fiscal 2021 were as follows (in millions):

	Fiscal Six Months Ended
	June 25, 2022	June 26, 2021	Variance
Existing stores	$(136.5)	$(120.1)	$(16.4)
Information technology	(49.1)	(51.8)	2.7
Distribution center capacity and improvements	(46.2)	(11.8)	(34.4)
New and relocated stores and stores not yet opened	(31.3)	(28.7)	(2.6)
Corporate and other	(2.2)	(3.6)	1.4
Total capital expenditures	(265.3)	(216.0)	(49.3)
Proceeds from sale of property and equipment	0.2	0.3	(0.1)
Net cash used in investing activities	$(265.1)	$(215.7)	$(49.4)

The increase in spending for existing stores in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 principally reflects our strategic initiatives related to store remodels, including internal space productivity and the outside side lot improvements. Spending in the first six months of both fiscal 2022 and fiscal 2021 also includes routine refresh activity, as well as security enhancements.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our omni-channel initiatives, increased security and compliance, and other strategic initiatives.

Index
The increase in spending for distribution center capacity and improvements in the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 is primarily related to the construction of a new distribution centers in Navarre, Ohio and Maumelle, Arkansas.

In the first six months of fiscal 2022, the Company opened 13 new Tractor Supply stores compared to 32 new Tractor Supply stores during the first six months of fiscal 2021. The Company also opened one new Petsense store during each of the first six months of fiscal 2022 and fiscal 2021. The new store expenditures in the first six months of fiscal 2022 included the remaining costs for stores that opened in the fourth quarter of 2021 and the costs for new stores scheduled to open later in the year. We continue to expect to open approximately 70 to 80 new Tractor Supply stores and 10 new Petsense stores during fiscal 2022.

Our projected capital expenditures for fiscal 2022 are currently estimated to be in a range of $650 million to $700 million, including the opening of 70 to 80 new Tractor Supply stores and 10 new Petsense stores, construction of new distribution centers in Navarre, Ohio and Maumelle, Arkansas, and our strategic initiatives related to store remodels. The construction of the new distribution center in Maumelle, Arkansas began in May 2022 and is anticipated to be complete in late 2023. In addition, we plan to support our continued improvements in technology and infrastructure at our existing stores and ongoing investments to enhance our digital and omni-channel capabilities to allow our team members to better serve our customers and to provide an even greater overall shopping experience.

Financing Activities

Financing activities used net cash of $707.7 million in the first six months of fiscal 2022 compared to using net cash of $522.9 million in the first six months of fiscal 2021. The $184.8 million change in net cash used in financing activities in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 25, 2022	June 26, 2021	Variance
Repurchase of common stock	$(484.4)	$(456.7)	$(27.7)
Net proceeds from issuance of common stock	13.0	70.0	(57.0)
Cash dividends paid to stockholders	(206.1)	(120.5)	(85.6)
Other, net	(30.2)	(15.7)	(14.5)
Net cash used in financing activities	$(707.7)	$(522.9)	$(184.8)

The $184.8 million change in net cash used in financing activities in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 is principally due to an increase in cash dividends paid to stockholders, a decrease in net proceeds from the issuance of common stock, and an increase in the repurchase of common stock.

Dividends

During the first six months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

Index
On August 4, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company's outstanding common stock. The dividend will be paid on September 7, 2022, to stockholders of record as of the close of business on August 22, 2022.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.0 billion for a total authorization of $6.5 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 25, 2022, the Company had remaining authorization under the share repurchase program of $1.9 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended June 25, 2022 and June 26, 2021 (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Total number of shares repurchased	942	1,118	$2,300	$2,718
Average price paid per share	$199.88	$181.81	$210.62	$168.00
Total cash paid for share repurchases	$188,210	$203,305	$484,390	$456,714

Pending Acquisition

On February 17, 2021, the Company announced that it entered into an agreement to acquire all of the outstanding equity interests of Orscheln Farm and Home, LLC (the "Transaction"), a farm and ranch retailer with 167 retail stores in 11 states, in an all-cash transaction for approximately $320 million. The Transaction is conditioned on the receipt of regulatory clearance and satisfactory completion of customary closing conditions. The Company continues to work collaboratively with the Federal Trade Commission on the Transaction.

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our 2021 Form 10-K for the fiscal year ended December 25, 2021. The Company is building new distribution centers in Maumelle, Arkansas and Navarre, Ohio, for which, as of June 25, 2022, the Company had contractual commitments of approximately $76 million and $34 million, respectively. As of June 25, 2022, there has been no other material change in the information disclosed in the 2021 Form 10-K for the fiscal year ended December 25, 2021.

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

Index

See the Notes to the Consolidated Financial Statements in our 2021 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our significant accounting policies and estimates as previously disclosed in our 2021 Annual Report on Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 25, 2022, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2021 Form 10-K for the fiscal year ended December 25, 2021. As of June 25, 2022, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of June 25, 2022.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 25, 2022, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the second quarter of fiscal 2022 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
March 27, 2022 - April 23, 2022	(a)	210,062	$225.99	209,900	$2,001,425,001
April 24, 2022 - May 21, 2022	(a)	486,001	198.17	484,505	1,905,432,201
May 22, 2022 - June 25, 2022	(a)	251,731	181.37	247,226	1,860,662,810
Total		947,794	$199.87	941,631	$1,860,662,810

(a) The number of shares purchased and average price paid per share includes 162, 1,496, and 4,505 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of March 27, 2022 - April 23, 2022, April 24, 2022 - May 21, 2022, and May 22, 2022 - June 25, 2022, respectively.
(b) On January 26, 2022 the Board of Directors authorized a $2.0 billion increase to its existing share repurchase program, bringing the total amount authorized to date under the program to $6.5 billion. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.

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

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 4, 2022	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)