Form 10-Q
period 2022-09-24
TRACTOR SUPPLY CO /DE/
filed 2022-11-03
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 24, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 22, 2022
Common Stock, $0.008 par value	110,463,245

TRACTOR SUPPLY COMPANY

INDEX

		Page No.
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) – September 24, 2022, December 25, 2021 and September 25, 2021	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 24, 2022 and September 25, 2021	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 24, 2022 and September 25, 2021	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) – For the Fiscal Three and Nine Months Ended September 24, 2022 and September 25, 2021	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 24, 2022 and September 25, 2021	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	31
Item 6.	Exhibits	32
Signature		33

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 24,	December 25,	September 25,
	2022	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$211,241	$878,030	$1,111,711
Inventories	2,678,193	2,191,192	2,199,773
Prepaid expenses and other current assets	211,941	164,118	149,550
Income taxes receivable	8,430	17,100	6,827
Total current assets	3,109,805	3,250,440	3,467,861

Property and equipment, net	1,843,324	1,617,806	1,441,704
Operating lease right-of-use assets	2,803,798	2,785,858	2,725,510
Goodwill and other intangible assets	55,520	55,520	55,520
Deferred income taxes	—	2,437	16,590
Other assets	99,281	55,406	38,009
Total assets	$7,911,728	$7,767,467	$7,745,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219,593	$1,155,630	$1,197,813
Accrued employee compensation	80,390	109,618	122,007
Other accrued expenses	453,747	474,412	408,887
Current portion of finance lease liabilities	3,140	3,897	4,242
Current portion of operating lease liabilities	333,388	321,285	312,296
Income taxes payable	4,942	—	762
Total current liabilities	2,095,200	2,064,842	2,046,007

Long-term debt	1,077,926	986,382	985,867
Finance lease liabilities, less current portion	35,460	32,848	30,041
Operating lease liabilities, less current portion	2,608,832	2,574,882	2,536,875
Deferred income taxes	39,540	—	—
Other long-term liabilities	113,625	105,848	125,651
Total liabilities	5,970,583	5,764,802	5,724,441

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,414	1,411	1,410
Additional paid-in capital	1,236,161	1,210,512	1,191,785
Treasury stock	(4,763,862)	(4,155,846)	(3,954,926)
Accumulated other comprehensive income/(loss)	12,298	1,345	(592)
Retained earnings	5,455,134	4,945,243	4,783,076
Total stockholders’ equity	1,941,145	2,002,665	2,020,753
Total liabilities and stockholders’ equity	$7,911,728	$7,767,467	$7,745,194

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 176,771, 176,371, and 176,290 shares issued; 110,587, 113,125, and 113,946 shares outstanding at September 24, 2022, December 25, 2021, and September 25, 2021, respectively.
Treasury Stock (at cost, shares in thousands): 66,184, 63,246, and 62,344 shares at September 24, 2022, December 25, 2021, and September 25, 2021, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$3,270,804	$3,017,926	$10,198,342	$9,411,821
Cost of merchandise sold	2,104,989	1,932,616	6,589,763	6,055,246
Gross profit	1,165,815	1,085,310	3,608,579	3,356,575
Selling, general and administrative expenses	772,167	718,261	2,284,604	2,148,200
Depreciation and amortization	87,236	69,824	248,242	194,731
Operating income	306,412	297,225	1,075,733	1,013,644
Interest expense, net	6,226	6,146	20,392	20,068
Income before income taxes	300,186	291,079	1,055,341	993,576
Income tax expense	66,049	66,679	237,499	217,800
Net income	$234,137	$224,400	$817,842	$775,776

Net income per share – basic	$2.11	$1.96	$7.32	$6.74
Net income per share – diluted	$2.10	$1.95	$7.27	$6.68

Weighted average shares outstanding:
Basic	110,861	114,223	111,660	115,170
Diluted	111,560	115,193	112,461	116,170

Dividends declared per common share outstanding	$0.92	$0.52	$2.76	$1.56

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$234,137	$224,400	$817,842	$775,776

Other comprehensive income:
Change in fair value of interest rate swaps, net of taxes	3,150	206	10,953	2,651
Total other comprehensive income	3,150	206	10,953	2,651
Total comprehensive income	$237,287	$224,606	$828,795	$778,427

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

Common stock issuance under stock award plans & ESPP	64	1	5,084				5,085
Share-based compensation expense			12,534				12,534
Repurchase of shares to satisfy tax obligations			(1,230)				(1,230)
Repurchase of common stock	(942)			(188,210)			(188,210)
Cash dividends paid to stockholders						(102,622)	(102,622)
Change in fair value of interest rate swaps, net of taxes					1,810		1,810
Net income						396,478	396,478
Stockholders’ equity at June 25, 2022	111,197	$1,414	$1,220,682	$(4,640,236)	$9,148	$5,322,859	$1,913,867

Common stock issuance under stock award plans & ESPP	28	—	2,502				2,502
Share-based compensation expense			13,681				13,681
Repurchase of shares to satisfy tax obligations			(704)				(704)
Repurchase of common stock	(638)			(123,626)			(123,626)
Cash dividends paid to stockholders						(101,862)	(101,862)
Change in fair value of interest rate swaps, net of taxes					3,150		3,150
Net income						234,137	234,137
Stockholders’ equity at September 24, 2022	110,587	$1,414	$1,236,161	$(4,763,862)	$12,298	$5,455,134	$1,941,145

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. (Loss) / Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840
Common stock issuance under stock award plans & ESPP	941	8	58,700				58,708
Share-based compensation expense			12,318				12,318
Repurchase of shares to satisfy tax obligations			(12,067)				(12,067)
Repurchase of common stock	(1,600)			(253,409)			(253,409)
Cash dividends paid to stockholders						(60,570)	(60,570)
Change in fair value of interest rate swaps, net of taxes					2,125		2,125
Net income						181,354	181,354
Stockholders’ equity at March 27, 2021	115,587	$1,409	$1,154,451	$(3,610,362)	$(1,118)	$4,307,919	$1,852,299

Common stock issuance under stock award plans & ESPP	154	1	11,317				11,318
Share-based compensation expense			10,876				10,876
Repurchase of shares to satisfy tax obligations			(1,521)				(1,521)
Repurchase of common stock	(1,118)			(203,305)			(203,305)
Cash dividends paid to stockholders						(59,896)	(59,896)
Change in fair value of interest rate swaps, net of taxes					320		320
Net income						370,022	370,022
Stockholders’ equity at June 26, 2021	114,623	$1,410	$1,175,123	$(3,813,667)	$(798)	$4,618,045	$1,980,113

Common stock issuance under stock award plans & ESPP	67	—	5,167				5,167
Share-based compensation expense			12,543				12,543
Repurchase of shares to satisfy tax obligations			(1,048)				(1,048)
Repurchase of common stock	(744)			(141,259)			(141,259)
Cash dividends paid to stockholders						(59,369)	(59,369)
Change in fair value of interest rate swaps, net of taxes					206		206
Net income						224,400	224,400
Stockholders’ equity at September 25, 2021	113,946	$1,410	$1,191,785	$(3,954,926)	$(592)	$4,783,076	$2,020,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021
Cash flows from operating activities:
Net income	$817,842	$775,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248,242	194,731
Loss on disposition of property and equipment	1,453	3,295
Share-based compensation expense	38,531	35,737
Deferred income taxes	41,977	14,996
Change in assets and liabilities:
Inventories	(487,001)	(416,503)
Prepaid expenses and other current assets	(47,823)	(15,891)
Accounts payable	63,963	221,717
Accrued employee compensation	(29,228)	2,306
Other accrued expenses	(40,241)	74,680
Income taxes	13,612	(26,003)
Other	5,003	6,996
Net cash provided by operating activities	626,330	871,837
Cash flows from investing activities:
Capital expenditures	(451,154)	(382,358)
Proceeds from sale of property and equipment	169	1,094
Net cash used in investing activities	(450,985)	(381,264)
Cash flows from financing activities:
Borrowings under debt facilities	120,000	—
Repayments under debt facilities	(30,000)	—
Principal payments under finance lease liabilities	(3,288)	(3,367)
Repurchase of shares to satisfy tax obligations	(28,376)	(14,636)
Repurchase of common stock	(608,016)	(597,973)
Net proceeds from issuance of common stock	15,497	75,193
Cash dividends paid to stockholders	(307,951)	(179,835)
Net cash used in financing activities	(842,134)	(720,618)
Net decrease in cash and cash equivalents	(666,789)	(230,045)
Cash and cash equivalents at beginning of period	878,030	1,341,756
Cash and cash equivalents at end of period	$211,241	$1,111,711

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,130	$16,008
Income taxes	184,887	229,122

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$43,984	$22,036
Increase of operating lease assets and liabilities from new or modified leases	264,318	534,222
Increase of finance lease assets and liabilities from new or modified leases	5,143	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC ("Petsense by Tractor Supply"), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 24, 2022, the Company operated a total of 2,207 retail stores in 49 states (2,027 Tractor Supply retail stores and 180 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln”). The Company acquired 166 Orscheln stores for approximately $320 million before working capital adjustments. As part of the remedy reached with the Federal Trade Commission ("FTC"), the Company divested 85 store locations to two buyers shortly after the closing of the acquisition. Proceeds from the store divestitures were approximately $72 million. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility (as defined below). Refer to Note 11, “Subsequent Events” for more information.

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

New Accounting Pronouncements Not Yet Adopted

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, " Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations," which makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments are effective for all companies for fiscal years beginning after December 15, 2022 on a retrospective basis. The Company plans to adopt this ASU effective January 1, 2023 and is currently evaluating the impact these disclosures will have on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Inter-Bank Offer Rate ("LIBOR") related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The primary contract and hedging relationship for which LIBOR was used as of September 24, 2022 are the Senior Credit Facility (as defined below) and related interest rate swap. The Senior Credit Facility was replaced by the 2022 Senior Credit Facility (as defined below) on September 30, 2022. In connection with the debt refinancing, the Company transitioned from LIBOR to the Secured Overnight Financing Rate ("SOFR") and elected the optional expedients under the standard. Refer to Note 11, "Subsequent Events" for more information.

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

As described in further detail in Note 5 to the Condensed Consolidated Financial Statements, the Company had $1.09 billion in borrowings under its debt facilities as of September 24, 2022 and $1.00 billion in borrowings at each of December 25, 2021 and September 25, 2021. The fair value of the Company's $150 million 3.70% Senior Notes (the "3.70% Senior Notes"), the $200 million term loan (the "November 2020 Term Loan"), and the $90 million in borrowings under the Company's revolving credit facility (the "Revolver") were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes, the November 2020 Term Loan, and the Revolver all approximate fair value for each period reported.

The fair value of the Company's $650 million 1.75% Senior Notes (the "1.75% Senior Notes") is determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying value and the fair value of the 1.75% Senior Notes, net of discount were as follows (in thousands):

	September 24, 2022		December 25, 2021		September 25, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$638,876	$492,902	$637,844	$614,881	$637,500	$628,654

The Company's interest rate swap is carried at fair value, which is determined based on the present value of expected future cash flows using forward rate curves, which is considered a Level 2 input. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income, net of related income taxes, and reclassified into earnings in the same income statement line and period in which the hedged transactions affect earnings. The fair value of the interest rate swap, excluding accrued interest, was as follows (in thousands):

	Fair Value Measurements at
	September 24, 2022	December 25, 2021	September 25, 2021
Interest rate swap assets (Level 2)	$16,537	$1,809	$—

Interest rate swap liabilities (Level 2)	$—	$—	$795

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended

Index
September 24, 2022.

Share-based compensation expense was $13.7 million and $12.5 million for the third quarter of fiscal 2022 and 2021, respectively, and $38.5 million and $35.7 million for the first nine months of fiscal 2022 and 2021, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2022:

Fiscal Nine Months Ended
September 24, 2022
Stock options granted	141,264
Weighted average exercise price	$220.70
Weighted average grant date fair value per option	$49.64

As of September 24, 2022, total unrecognized compensation expense related to non-vested stock options was approximately $9.5 million with a remaining weighted average expense recognition period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2022:

Fiscal Nine Months Ended
September 24, 2022
Restricted stock units granted	196,545
Weighted average grant date fair value per share - Restricted stock units	$208.86
Performance-based restricted share units granted (a)	53,050
Weighted average grant date fair value per share - Performance-based restricted share units	$223.76
(a) Assumes 100% target level achievement of the relative performance targets.

In the first nine months of fiscal 2022, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of September 24, 2022, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $68.9 million with a remaining weighted average expense recognition period of 2.0 years.

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

	Fiscal Three Months Ended
	September 24, 2022			September 25, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$234,137	110,861	$2.11	$224,400	114,223	$1.96
Dilutive effect of share-based awards	—	699	(0.01)	—	970	(0.01)
Diluted net income per share:	$234,137	111,560	$2.10	$224,400	115,193	$1.95

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 24, 2022			September 25, 2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$817,842	111,660	$7.32	$775,776	115,170	$6.74
Dilutive effect of share-based awards	—	801	(0.05)	—	1,000	(0.06)
Diluted net income per share:	$817,842	112,461	$7.27	$775,776	116,170	$6.68

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.1 million for fiscal three months ended September 24, 2022 and less than 0.1 million shares for the fiscal three months ended September 25, 2021. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.1 million shares for the fiscal nine months ended September 24, 2022 and less than 0.1 million shares for the fiscal nine months ended September 25, 2021.

Index
Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 24, 2022	December 25, 2021	September 25, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029 (a)	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolver	90.0	—	—
Total outstanding borrowings	1,090.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(12.1)	(13.6)	(14.1)
Total debt	1,077.9	986.4	985.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,077.9	$986.4	$985.9

Outstanding letters of credit	$55.8	$52.9	$46.5

(a) Also referred to herein as the "Note Purchase Agreement," referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. ("Prudential") and the noteholders party thereto, as amended through September 24, 2022, under which the notes were purchased. The Note Purchase Agreement was further amended on September 30, 2022 and November 2, 2022. Refer to Note 11, "Subsequent Events" for information regarding the amendments.

Borrowings under both the Company's $500 million Revolver and the Company's November 2020 Term Loan, each under the Company's senior credit facility (the "Senior Credit Facility"), bore interest either at the bank’s base rate (6.250% at September 24, 2022) plus an additional amount ranging from 0.000% to 0.375% (0.125% at September 24, 2022) or at LIBOR (3.080% at September 24, 2022) plus an additional amount ranging from 0.875% to 1.375% per annum (1.125% at September 24, 2022), adjusted based on the Company's public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolver ranging from 0.090% to 0.200% per annum (0.125% at September 24, 2022), adjusted based on the Company's public credit ratings. Refer to Note 11, "Subsequent Events" for information regarding the Company's entry into a new credit facility on September 30, 2022. The 2022 Senior Credit Facility (as defined below) replaced the Company's Senior Credit Facility. Proceeds from borrowings under the 2022 Senior Credit Facility were used to pay off the Senior Credit Facility.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with the Senior Credit Facility, which was replaced by the 2022 Senior Credit Facility (as defined below). The interest rate swap agreement will mature on March 18, 2025 and the notional amount of the agreement is fixed at $200 million.

Covenants and Default Provisions of the Debt Agreements

As of September 24, 2022, the Senior Credit Facility and the Note Purchase Agreement (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.0 to 1.0 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.0 to 1.0 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 24, 2022, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, and invalidity of loan documents. Upon certain changes of control, amounts outstanding under the Debt Agreements could become due and payable. In addition, under the Note Purchase Agreement, upon an event of default or change of control, a whole payment may become due and payable.

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

Dividends

During the first nine months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

On November 2, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company's outstanding common stock. The dividend will be paid on December 6, 2022, to stockholders of record as of the close of business on November 21, 2022.

Note 7 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.00 billion for a total authorization of $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 24, 2022, the Company had remaining authorization under the share repurchase program of $1.74 billion, exclusive of any fees, commissions, or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal nine months ended September 24, 2022 and September 25, 2021, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Total number of shares repurchased	638	744	2,938	3,462
Average price paid per share	$193.70	$190.03	$206.95	$172.73
Total cash paid for share repurchases	$123,626	$141,259	$608,016	$597,973

Note 8 – Income Taxes:

The Company’s effective income tax rate was 22.0% in the third quarter of fiscal 2022 compared to 22.9% in the third quarter of fiscal 2021. The decrease in the effective income tax rate in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 was driven primarily by an increase in certain state tax credits. The effective income tax rate was 22.5% in the first nine months of fiscal 2022 compared to 21.9% in the first nine months of fiscal 2021. The increase in the effective income tax rate in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 was driven primarily by a decrease in the benefit derived from share-based compensation awards.

Note 9 – Commitments and Contingencies:

Construction and Real Estate Commitments

The Company is building new distribution centers in Maumelle, Arkansas and Navarre, Ohio, for which, as of September 24, 2022, the Company had contractual commitments of approximately $94.3 million and $20.5 million, respectively.

Letters of Credit

At September 24, 2022, the Company had $55.8 million in outstanding letters of credit under the Senior Credit Facility.

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

Note 10 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during the fiscal three and nine months ended September 24, 2022 and September 25, 2021:

Index

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category:	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Livestock and Pet	54%	49%	51%	48%
Seasonal, Gift and Toy Products	18	19	20	21
Hardware, Tools and Truck	19	22	19	21
Clothing and Footwear	5	5	6	6
Agriculture	4	5	4	4
Total	100%	100%	100%	100%

Note 11 – Subsequent Events:

Credit Facility Refinancing

On September 30, 2022, the Company entered into a new credit agreement, providing for a credit facility (the “2022 Senior Credit Facility”), consisting of a revolving credit facility in the maximum principal amount of $1.20 billion (with a sublimit of $50 million for swingline loans and a sublimit of $150 million for letters of credit). In addition, the Company has an option to increase the revolving credit facility or establish term loans in an amount not to exceed $500 million in the aggregate, subject to, among other things, the receipt of commitments for the increased amount. The 2022 Senior Credit Facility is unsecured and has a five-year term with two options to request that the lenders extend the maturity date of the notes held by each lender for one year.

Borrowings for the revolving credit facility will bear interest at either the bank’s base rate plus an additional margin ranging from 0.000% to 0.250% or adjusted SOFR plus an additional margin ranging from 0.750% to 1.250% adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity ranging from 0.080% to 0.150% per annum, adjusted based on the Company's public credit ratings.

The 2022 Senior Credit Facility replaced the Company’s Senior Credit Facility. Proceeds from borrowings under the 2022 Senior Credit Facility were used to pay off the Senior Credit Facility.

In connection with the debt refinancing, the Company amended its interest rate swap agreement to convert the reference rate from one-month LIBOR to one-month term SOFR and elected the optional expedients offered under the Accounting Standards Codification 848, Reference Rate Reform, which allows the cash flow hedge to continue being recognized under hedge accounting without dedesignation.

Amendments to Note Purchase and Private Shelf Agreement

On September 30, 2022, the Company entered into a Third Amendment to Note Purchase and Private Shelf Agreement (the “Third Amendment”) by and among the Company, PGIM, Inc. (“Prudential”) and other holders of the notes. The Third Amendment modifies certain provisions of the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, Prudential and the noteholders party thereto, as amended (collectively as amended by the Amendment, the“Note Purchase Facility”) and conforms certain representations, warranties and covenants with the 2022 Senior Credit Facility.

On November 2, 2022, the Company entered into a Fourth Amendment to Note Purchase and Private Shelf Agreement (the “Fourth Amendment”) by and among the Company, Prudential and other holders of the notes which also amends the Note Purchase Facility. The Fourth Amendment extends the issuance period in which the Company may issue and sell, and Prudential may consider in its sole discretion the purchase of, in one or a series of transactions, additional senior unsecured notes of the Company (the “Shelf Note”), in an aggregate principal amount of up to $150 million under the Note Purchase Facility. The Shelf Notes may be issued through November 1, 2025, unless either party terminates such issuance right.

Acquisition of Orscheln Farm and Home, LLC

On October 12, 2022, the Company completed the acquisition of Orscheln. The Company acquired 166 Orscheln stores for approximately $320 million before working capital adjustments. Consistent with the remedy negotiated with the FTC, the Company divested 85 locations to two buyers, Bomgaars Supply, Inc. (73 stores) and Buchheit Enterprises, Inc. (12 stores), shortly after closing the acquisition. Proceeds from the store divestitures were approximately $72 million. In addition, the

Index
Company has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars for approximately $10 million within 15 months after the closing of the acquisition. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (the "2021 Form 10-K") and subsequent Quarterly reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, the effects of the 53rd week in fiscal 2022, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), and acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as "will," "intend," "expect," "believe," "anticipate," "optimistic," "forecasted" and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the Act, we are identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements.

As with any business, all phases of our operations are subject to factors outside our control. These factors may include, without limitation:

•economic uncertainty, including rising costs for commodities, raw materials, energy, and finished goods;
•rising interest rates;
•tightening of credit markets;
•continued domestic impact of global geopolitical unrest, including the heightened risk of cyberattacks as a result of the hostilities between Russia and Ukraine;
•continued disruption and uncertainty in the supply chain and shipping channels, including potential disruption to domestic transportation channels;
•the timing and acceptance of new products;
•delays or difficulty in integration following the acquisition of Orscheln Farm and Home (the "Transaction"), the potential for conflicts with regulators if the sale of the Orscheln headquarters and distribution center are delayed, the potential for litigation or governmental investigations relating to the Transaction, the impact of divestitures required as a condition to receipt of required regulatory approvals for the Transaction;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of an acquisition;
•significant increases in costs or significant delays associated with new store openings, remodels, relocations, or conversion of Orscheln stores;
•our ability to meet our sustainability, stewardship, carbon emission and Diversity, Equity & Inclusion related Environmental, Social and Governance projections, goals and commitments; and
•those factors described in “Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K and as may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

Results of Operations

Fiscal Three Months (Third Quarter) Ended September 24, 2022 and September 25, 2021

Net sales for the third quarter of fiscal 2022 increased 8.4% to $3.27 billion from $3.02 billion for the third quarter of fiscal 2021. Comparable store sales for the third quarter of fiscal 2022 were $3.19 billion, a 5.7% increase as compared to the third quarter of fiscal 2021. In the third quarter of fiscal 2021, net sales increased 15.8% and comparable store sales increased 13.1%.

The comparable store sales results for the third quarter of fiscal 2022 included an increase in comparable average transaction value of 7.0% and a decrease in comparable average transaction count of 1.3%, each as compared to the third quarter of fiscal 2021. Comparable store sales growth reflects continued strength in everyday, needs-based merchandise, including consumable, usable and edible (“C.U.E.”) products and year-round product categories.

In addition to comparable store sales growth for the third quarter of fiscal 2022, sales from stores open less than one year were $71.9 million for the third quarter of fiscal 2022, which represented 2.4 percentage points of the 8.4% increase over third quarter fiscal 2021 net sales. For the third quarter of fiscal 2021, sales from stores open less than one year were $70.3 million, which represented 3.2 percentage points of the 15.8% increase over third quarter fiscal 2020 net sales.

The following table summarizes store growth for the fiscal three months ended September 24, 2022 and September 25, 2021:

Index

	Fiscal Three Months Ended
Store Count Information:	September 24, 2022	September 25, 2021
Tractor Supply
Beginning of period	2,016	1,955
New stores opened	11	12
Stores closed	—	—
End of period	2,027	1,967
Petsense by Tractor Supply
Beginning of period	178	174
New stores opened	2	3
Stores closed	—	—
End of period	180	177
Consolidated, end of period	2,207	2,144
Stores relocated	3	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 24, 2022 and September 25, 2021:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 24, 2022	September 25, 2021
Livestock and Pet	54%	49%
Seasonal, Gift and Toy Products	18	19
Hardware, Tools and Truck	19	22
Clothing and Footwear	5	5
Agriculture	4	5
Total	100%	100%

Gross profit increased 7.4% to $1.17 billion for the third quarter of fiscal 2022 from $1.09 billion for the third quarter of fiscal 2021. As a percent of net sales, gross margin in the third quarter of fiscal 2022 decreased 32 basis points to 35.6% from 36.0% in the third quarter of fiscal 2021. The gross margin rate decrease was primarily attributable to product mix from the growth of C.U.E. products as the Company's price management actions and other margin driving initiatives were able to offset the impact from product cost inflation pressures and higher transportation costs. Heightened transportation costs were experienced in domestic and import freight, along with rising fuel prices.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 9.0% to $859.4 million for the third quarter of fiscal 2022 from $788.1 million for the third quarter of fiscal 2021. As a percent of net sales, SG&A expenses increased 16 basis points to 26.3% from 26.1% in the third quarter of 2021. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s strategic growth initiatives, including depreciation and amortization, and investments in hourly wage rates and benefits. These items were partially offset by a moderation of COVID-19 response costs, more normalized incentive compensation, and leverage in occupancy and other costs from the increase in comparable store sales.

Operating income for the third quarter of fiscal 2022 increased 3.1% to $306.4 million compared to $297.2 million in the third quarter of fiscal 2021.

The effective income tax rate was 22.0% in the third quarter of fiscal 2022 compared to 22.9% in the third quarter of fiscal 2021. The decrease in the effective income tax rate in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 was driven primarily due to an increase in certain state tax credits.

As a result of the foregoing factors, net income for the third quarter of fiscal 2022 increased 4.3% to $234.1 million, or $2.10 per diluted share, as compared to net income of $224.4 million, or $1.95 per diluted share, for the third quarter of fiscal 2021.

Index

During the third quarter of fiscal 2022, we repurchased approximately 0.6 million shares of the Company’s common stock at a total cost of $123.6 million as part of our share repurchase program and paid quarterly cash dividends totaling $101.9 million, returning approximately $225.5 million to our stockholders.

Fiscal Nine Months Ended September 24, 2022 and September 25, 2021

Net sales increased 8.4% to $10.20 billion for the first nine months of fiscal 2022 from $9.41 billion for the first nine months of fiscal 2021. Comparable store sales for the first nine months of fiscal 2022 were $9.95 billion, a 5.5% increase as compared to the first nine months of fiscal 2021. Net sales increased 21.6% and comparable store sales increased 18.5% in the first nine months of fiscal 2021.

The comparable store sales results for the first nine months of fiscal 2022 included an increase in comparable average transaction value of 7.1% and a decrease in comparable average transaction count of 1.6%, each as compared to the first nine months of fiscal 2021. Comparable stores sales growth reflects continued strength in everyday, needs-based merchandise, including C.U.E. products and strength in winter seasonal goods and year-round product categories, partially offset by a delayed start to the spring selling season in the first quarter of fiscal 2022 and continued unfavorable weather conditions into the second and third quarters of fiscal 2022. The comparable store sales in the prior year benefited from favorable weather conditions in the first quarter as well as government stimulus throughout the first nine months of fiscal 2021.

In addition to comparable store sales growth for the first nine months of fiscal 2022, sales from stores open less than one year were $236.5 million for the first nine months of fiscal 2022, which represented 2.5 percentage points of the 8.4% increase over the first nine months of fiscal 2021 net sales. For the first nine months of fiscal 2021, sales from stores open less than one year were $253.7 million, which represented 3.3 percentage points of the 21.6% increase over the first nine months of fiscal 2020 net sales.

Index
The following table summarizes store growth for the fiscal nine months ended September 24, 2022 and September 25, 2021:

	Fiscal Nine Months Ended
Store Count Information:	September 24, 2022	September 25, 2021
Tractor Supply
Beginning of period	2,003	1,923
New stores opened	24	44
Stores closed	—	—
End of period	2,027	1,967
Petsense by Tractor Supply
Beginning of period	178	182
New stores opened	3	6
Stores closed	(1)	(11)
End of period	180	177
Consolidated, end of period	2,207	2,144
Stores relocated	7	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 24, 2022 and September 25, 2021:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 24, 2022	September 25, 2021
Livestock and Pet	51%	48%
Seasonal, Gift and Toy Products	20	21
Hardware, Tools and Truck	19	21
Clothing and Footwear	6	6
Agriculture	4	4
Total	100%	100%

Gross profit increased 7.5% to $3.61 billion for the first nine months of fiscal 2022 from $3.36 billion for the first nine months of fiscal 2021. As a percent of net sales, gross margin in the first nine months of fiscal 2022 decreased 28 basis points to 35.4% from 35.7% in the first nine months of fiscal 2021. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and, to a lesser extent, product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Heightened transportation costs were experienced in domestic and import freight, along with rising fuel prices. The Company's price management program and other key gross margin enhancing initiatives effectively offset a significant portion of these gross margin pressures.

SG&A expenses, including depreciation and amortization, increased 8.1% to $2.53 billion for the first nine months of fiscal 2022 from $2.34 billion for the first nine months of fiscal 2021. As a percent of net sales, SG&A expenses improved 5 basis points to 24.8% for the first nine months of fiscal 2022 from 24.9% for the first nine months of fiscal 2021. The improvement in SG&A as a percent of net sales was primarily attributable to more normalized incentive compensation and a moderation of COVID-19 response costs, as well as leverage in occupancy and other costs from the increase in comparable store sales. The improvement was partially offset by the Company's strategic growth initiatives, including depreciation and amortization, and investments in hourly wage rates and benefits.

Operating income for the first nine months of fiscal 2022 increased 6.1% to $1.08 billion compared to $1.01 billion in the first nine months of fiscal 2021.

The effective income tax rate was 22.5% in the first nine months of fiscal 2022 compared to 21.9% in the first nine months of fiscal 2021. The increase in the effective income tax rate in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 was driven primarily by a decrease in the benefit derived from share-based compensation awards.

Index

As a result of the foregoing factors, net income for the first nine months of fiscal 2022 increased 5.4% to $817.8 million, or $7.27 per diluted share, as compared to net income of $775.8 million, or $6.68 per diluted share, for the first nine months of fiscal 2021.

During the first nine months of fiscal 2022, we repurchased approximately 2.9 million shares of the Company’s common stock at a total cost of $608.0 million as part of our share repurchase program and paid quarterly cash dividends totaling $308.0 million, returning $916.0 million to stockholders.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, through the next several fiscal years.

Working Capital

At September 24, 2022, the Company had working capital of $1.01 billion, which decreased $171.0 million from December 25, 2021, and decreased $407.3 million from September 25, 2021.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	September 24, 2022	December 25, 2021	Variance	September 25, 2021	Variance
Current assets:
Cash and cash equivalents	$211.2	$878.0	$(666.8)	$1,111.7	$(900.5)
Inventories	2,678.2	2,191.2	487.0	2,199.8	478.4
Prepaid expenses and other current assets	211.9	164.1	47.8	149.6	62.3
Income taxes receivable	8.4	17.1	(8.7)	6.8	1.6
Total current assets	$3,109.8	$3,250.4	$(140.7)	$3,467.9	$(358.2)
Current liabilities:
Accounts payable	$1,219.6	$1,155.6	$64.0	$1,197.8	$21.8
Accrued employee compensation	80.4	109.6	(29.2)	122.0	(41.6)
Other accrued expenses	453.7	474.4	(20.7)	408.9	44.8
Current portion of long-term debt	—	—	—	—	—
Current portion of finance lease liabilities	3.1	3.9	(0.8)	4.2	(1.1)
Current portion of operating lease liabilities	333.4	321.3	12.1	312.3	21.1
Income taxes payable	4.9	—	4.9	0.8	4.1
Total current liabilities	$2,095.1	$2,064.8	$30.3	$2,046.0	$49.1
Working capital	$1,014.7	$1,185.6	$(171.0)	$1,421.9	$(407.3)
Note: Amounts may not sum to totals due to rounding.

Index
In comparison to December 25, 2021, working capital as of September 24, 2022 was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends paid to stockholders, partially offset by positive cash flow generated from operations.
•The increase in inventories and accounts payable resulted primarily from the seasonal purchase of additional inventory to support anticipated higher sales volume of the cold weather selling season, the impact of inflation and the purchase of additional inventory to support new store growth. The growth in inventories was higher than the growth in accounts payable primarily due to a normalization in inventory levels and turns.

In comparison to September 25, 2021, working capital as of September 24, 2022 was impacted most significantly by changes in cash and cash equivalents, inventories, other accrued expenses, accrued employee compensation, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for share repurchases, capital expenditures to support strategic growth, and dividends paid to stockholders, partially offset by positive cash flow generated from operations.
•The increase in inventories and accounts payable resulted from an increase in average inventory per store driven by our commitment to support our strong sales trends, the impact of inflation and the purchase of additional inventory to support new store growth. The growth in inventories was higher than the growth in accounts payable primarily due to a normalization in inventory levels and turns.
•The increase in other accrued expenses was primarily attributable to the Company's strategic growth initiatives, including store remodels and Garden Center transformations, as well as the timing of payments and accruals.
•The decrease in accrued employee compensation was primarily due to the normalization of incentive compensation.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 24, 2022	December 25, 2021	September 25, 2021
1.75% Senior Notes due 2030	$650.0	$650.0	$650.0
3.70% Senior Notes due 2029 (a)	150.0	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	200.0	200.0	200.0
Revolver	90.0	—	—
Total outstanding borrowings	1,090.0	1,000.0	1,000.0
Less: unamortized debt discounts and issuance costs	(12.1)	(13.6)	(14.1)
Total debt	1,077.9	986.4	985.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,077.9	$986.4	$985.9

Outstanding letters of credit	$55.8	$52.9	$46.5
(a) Also referred to herein as the "Note Purchase Agreement," referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. ("Prudential") and the noteholders party thereto, as amended through September 24, 2022, under which the notes were purchased. The Note Purchase Agreement was further amended on September 30, 2022 and November 2, 2022. Refer to Note 11, "Subsequent Events" for information regarding the amendments.

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Condensed Consolidated Financial Statements.

On September 30, 2022, the Company entered into a new credit agreement, providing for a new credit facility (the "2022 Senior Credit Facility"). On September 30, 2022, the Company also entered into a Third Amendment to Note Purchase and Private Shelf Agreement (the "Third Amendment") by and among the Company, Prudential and the other holders of the notes which amends that certain Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, Prudential and the noteholders party thereto, as amended (collectively as amended by the Amendment, the "Note Purchase Facility") to conform certain representations, warranties and covenants with the 2022 Senior Credit Facility. On November 2, 2022, the Company entered into a Fourth Amendment to Note Purchase and Private Shelf Agreement (the "Fourth

Index
Amendment") by and among the Company, Prudential and other holders of the notes. The Fourth Amendment extends the issuance period for the $150 million Shelf Notes through November 1, 2025, unless either party terminates such issuance right. Refer to Note 11 to the Condensed Consolidated Financial Statements for more information regarding the 2022 Senior Credit Facility and Amendments to Note Purchase and Private Shelf Agreement.

Operating Activities

Operating activities provided net cash of $626.3 million and $871.8 million in the first nine months of fiscal 2022 and 2021, respectively.  The $245.5 million decrease in net cash provided by operating activities in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021	Variance
Net income	$818.0	$775.8	$42.2
Depreciation and amortization	248.2	194.7	53.5
Share-based compensation expense	38.5	35.7	2.8
Deferred income taxes	42.0	15.0	27.0
Inventories and accounts payable	(423.0)	(194.8)	(228.2)
Prepaid expenses and other current assets	(47.8)	(15.9)	(31.9)
Accrued expenses	(69.5)	77.0	(146.5)
Income taxes	13.6	(26.0)	39.6
Other, net	6.3	10.3	(4.0)
Net cash provided by operating activities	$626.3	$871.8	$(245.5)

The $245.5 million decrease in net cash provided by operating activities in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 primarily resulted from the increase in inventory purchases as well as the timing of payments and accrued expenses.

Investing Activities

Investing activities used net cash of $451.0 million and $381.3 million in the first nine months of fiscal 2022 and 2021, respectively. The $69.7 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures, primarily related to the construction of new distribution centers and store remodels, in the first nine months of fiscal 2022 compared to fiscal 2021.

Investing activities, including capital expenditures, for the first nine months of fiscal 2022 and 2021 were as follows (in millions):

	Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021	Variance
Existing stores	$(226.9)	$(213.2)	$(13.7)
Distribution center capacity and improvements	(85.4)	(36.9)	(48.5)
Information technology	(76.9)	(77.0)	0.1
New and relocated stores and stores not yet opened	(58.9)	(46.5)	(12.4)
Corporate and other	(3.1)	(8.8)	5.7
Total capital expenditures	(451.2)	(382.4)	(68.8)
Proceeds from sale of property and equipment	0.2	1.1	(0.9)
Net cash used in investing activities	$(451.0)	$(381.3)	$(69.7)

The increase in spending for existing stores in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 primarily reflects our strategic initiatives related to store remodels, including internal space productivity and the outside Garden Center transformations. Spending in the first nine months of both fiscal 2022 and fiscal 2021 also includes routine refresh activity, as well as security enhancements.

Index

The increase in spending for distribution center capacity and improvements in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021 is primarily related to the construction of new distribution centers in Navarre, Ohio and Maumelle, Arkansas.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our omni-channel initiatives, increased security and compliance, and other strategic initiatives.

In the first nine months of fiscal 2022, the Company opened 24 new Tractor Supply stores compared to 44 new Tractor Supply stores during the first nine months of fiscal 2021. The Company also opened three new Petsense by Tractor Supply stores during each of the first nine months of fiscal 2022 and fiscal 2021. The new store expenditures in the first nine months of fiscal 2022 included the remaining costs for stores that opened in the fourth quarter of 2021 and the costs for new stores scheduled to open later in the year. We expect to open approximately 60 to 70 new Tractor Supply stores and 10 new Petsense by Tractor Supply stores during fiscal 2022.

Our projected capital expenditures for fiscal 2022 are currently estimated to be in a range of $650 million to $700 million, including the opening of 60 to 70 new Tractor Supply stores and 10 new Petsense by Tractor Supply stores, construction of new distribution centers in Navarre, Ohio and Maumelle, Arkansas, and our strategic initiatives related to store remodels. In addition, we plan to support our continued improvements in technology and infrastructure at our existing stores and ongoing investments to enhance our digital and omni-channel capabilities to allow our team members to better serve our customers and to provide an even greater overall shopping experience.

Financing Activities

Financing activities used net cash of $842.1 million in the first nine months of fiscal 2022 compared to using net cash of $720.6 million in the first nine months of fiscal 2021. The $121.5 million change in net cash used in financing activities in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021	Variance
Net borrowings and repayments under the Revolver	$90.0	$—	$90.0
Repurchase of common stock	(608.0)	(598.0)	(10.0)
Net proceeds from issuance of common stock	15.5	75.2	(59.7)
Cash dividends paid to stockholders	(308.0)	(179.8)	(128.2)
Other, net	(31.6)	(18.0)	(13.6)
Net cash used in financing activities	$(842.1)	$(720.6)	$(121.5)

The $121.5 million change in net cash used in financing activities in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 is primarily due to an increase in cash dividends paid to stockholders, a decrease in net proceeds from the issuance of common stock, and an increase in the repurchase of common stock, partially offset by net borrowings under the Revolver.

Index
Dividends

During the first nine months of fiscal 2022 and fiscal 2021, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

On November 2, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.92 per share of the Company's outstanding common stock. The dividend will be paid on December 6, 2022, to stockholders of record as of the close of business on November 21, 2022.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount was increased by the Company's Board of Directors on January 26, 2022 by $2.00 billion for a total authorization of $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 24, 2022, the Company had remaining authorization under the share repurchase program of $1.74 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended September 24, 2022 and September 25, 2021 (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Total number of shares repurchased	638	744	$2,938	$3,462
Average price paid per share	$193.70	$190.03	$206.95	$172.73
Total cash paid for share repurchases	$123,626	$141,259	$608,016	$597,973

Acquisition of Orscheln Farm and Home, LLC

On October 12, 2022, the Company completed the acquisition of Orscheln. The Company acquired 166 Orscheln stores for approximately $320 million before working capital adjustments. Consistent with the remedy negotiated with the FTC, the Company divested 85 locations to two buyers, Bomgaars Supply, Inc. (73 stores) and Buchheit Enterprises, Inc. (12 stores), shortly after closing the acquisition. Proceeds from the store divestitures were approximately $72 million. In addition, the Company has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars for approximately $10 million within 15 months after the closing of the acquisition. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility. Refer to Note 11, “Subsequent Events” for more information.

Index

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our 2021 Form 10-K for the fiscal year ended December 25, 2021. The Company is building new distribution centers in Maumelle, Arkansas and Navarre, Ohio, for which, as of September 24, 2022, the Company had contractual commitments of approximately $94.3 million and $20.5 million, respectively. As of September 24, 2022, there has been no other material change in the information disclosed in the 2021 Form 10-K for the fiscal year ended December 25, 2021.

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

See Note 1 to the Consolidated Financial Statements in our 2021 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our significant accounting policies and estimates as previously disclosed in our 2021 Annual Report on Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 24, 2022, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2021 Form 10-K for the fiscal year ended December 25, 2021. As of September 24, 2022, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 24, 2022.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 24, 2022, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2022 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
June 26, 2022 - July 23, 2022	(a)	209,008	$198.04	208,827	$1,819,310,256
July 24, 2022 - August 20, 2022	(a)	244,569	191.39	241,395	1,773,108,629
August 21, 2022 - September 24, 2022	(a)	188,350	191.83	188,000	1,737,048,869
Total		641,927	$193.68	638,222	$1,737,048,869

(a) The number of shares purchased and average price paid per share includes 181, 3,174, and 350 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of June 26, 2022 - July 23, 2022, July 24, 2022 - August 20, 2022, and August 21, 2022 - September 24, 2022, respectively.
(b) On January 26, 2022 the Board of Directors authorized a $2.00 billion increase to its existing share repurchase program, bringing the total amount authorized to date under the program to $6.50 billion. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Index
Item 5.  Other Information

Replacement of Exhibit 10.1 from Current Report on Form 8-K filed on October 5, 2022

The following disclosure is intended to update disclosure pursuant to Item 9.01 (d) of our Current Report on Form 8-K filed on October 5, 2022 with the Securities and Exchange Commission. The Exhibit filed as Exhibit 10.1 to this report corrects and replaces Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2022.

Sixth Amended and Restated Bylaws

On November 3, 2022, the board of directors of Tractor Supply Company approved Sixth Amended and Restated Bylaws for the Company (the "Sixth Amended and Restated Bylaws"), effective immediately to:

•Require that, to propose a nominee for election as a director at a meeting of the stockholders, a proposing stockholder must fully comply with Rule 14a-19 under the Securities Exchange Act of 1934, as amended ("Rule 14a-19), including with respect to the solicitation of proxies;
•Clarify requirements in connection with Rule 14a-19 relating to a director nominee's written consent to being named in a proxy statement;
•Require that no stockholder may nominate at a meeting of the stockholders a number of director nominees in excess of the number of directors to be elected at such a meeting;
•Establish that the Company may disregard proxies or votes solicited by a stockholder for nominees proposed by such stockholder if the stockholder does not comply with Rule 14a-19, including by providing proper notice, timely filing of a definitive proxy statement and soliciting the required number of holders of the Company’s common stock;
•Require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; and
•Implement certain amendments to the Delaware General Corporation Law (the “DGCL”) including:
◦Giving the Company the ability to provide the details for an adjourned meeting in any manner permitted by the DGCL; and
◦Eliminate the requirement that the Company make a stockholder list available during a meeting of stockholders.

The foregoing description of the Sixth Amended and Restated Bylaws and the amendments contained therein does not purport to be complete and is qualified in its entirety by reference to the Sixth Amended and Restated Bylaws, which are filed herewith as Exhibit 3.1, and as Exhibit 3.2 in redline form showing the changes described above, and incorporated herein by reference.

Index
Item 6.  Exhibits

Exhibit

3.1*    Sixth Amended and Restated By-laws of Tractor Supply Company

3.2*    Sixth Amended and Restated By-laws of Tractor Supply Company, marked to show amendments effective as of November 3, 2022

10.1*    Credit Agreement, dated as of September 30, 2022, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent, a corrected copy is filed herewith, replacing the copy filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2022.

10.2    Third Amendment to Note Purchase and Private Shelf Agreement, dated September 30, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed with the Commission on October 5, 2022, and incorporated herein by reference).

10.3*    Fourth Amendment to Note Purchase and Private Shelf Agreement, dated November 2, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders

10.4*    Omnibus Amendment to Non-Qualified Stock Option Grant Agreements

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2022, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 3, 2022	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)