Form 10-K
period 2022-12-31
TRACTOR SUPPLY CO /DE/
filed 2023-02-23
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of effectiveness of its internal control over financial reporting under section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 25, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.6 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 28, 2023
Common Stock, $.008 par value	110,072,658
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i

Index
FORWARD-LOOKING STATEMENTS OR INFORMATION

This Annual Report on Form 10-K and statements included or incorporated by reference in this Annual Report on Form 10-K include certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”).  All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, net sales, comparable store sales, operating margins or operating margin rates, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature) and acquisitions, business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  Forward-looking statements are usually identified by or are associated with such words as “will,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted,” and similar terminology. To take advantage of the safe harbor provided by the Act, we have identified certain factors, in Item 1A. “Risk Factors” in this Annual Report on Form 10-K which may cause actual results to differ materially from those expressed in any forward-looking statements.  These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environments in which we operate and currently available information and are based on our current expectations and projections about future events.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

Index
PART I

Item 1.        Business

Overview

Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle).  We operate retail stores under the names Tractor Supply Company, Petsense by Tractor Supply, and Orscheln Farm and Home. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also offer an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 31, 2022, we operated 2,333 retail stores in 49 states (2,066 Tractor Supply retail stores, 186 Petsense by Tractor Supply retail stores, and 81 Orscheln Farm and Home retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space (“Side Lot”), and our Petsense by Tractor Supply stores have approximately 5,500 square feet of inside selling space. For Tractor Supply retail locations, we use a standard design for most new built-to-suit locations that includes approximately 15,500 square feet of inside selling space. Our online selling websites and our mobile application offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere and in any way they choose.

On October 12, 2022, the Company completed its acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”). The Company acquired 166 Orscheln stores for approximately $397.7 million, exclusive of cash acquired. Consistent with the remedy reached with the Federal Trade Commission (“FTC”), the Company divested 85 store locations to two buyers, Bomgaars Supply, Inc. (73 stores) and Buchheit Enterprises, Inc. (12 stores), concurrently with the closing of the acquisition. Net proceeds from the store divestitures were approximately $69.4 million. In addition, Tractor Supply has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars Supply, Inc. for approximately $10 million within 15 months after the closing of the acquisition. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility (as defined below). The Company plans to rebrand all Orscheln stores to Tractor Supply stores by the end of fiscal 2023. Therefore, disclosure of the Company's non-financial, normal course business activities are presented without Orscheln unless otherwise noted.

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

Customers

Our target customers are home, land, pet, and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers, ranchers, and all those who enjoy living the rural lifestyle. We have seen a trend of consumers migrating to more rural areas and a continuation of shifting consumer behavior trends due to the COVID-19 pandemic as customers focused on the care of their homes, land, and animals, which resulted in a growing demand in everyday merchandise, including consumable, usable, and edible (“C.U.E.”) products and seasonal categories.

Index
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

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores, and our Field Activity Support Teams (“FAST”) are dedicated to support the stores in creating an enhanced in-store experience for our customers through best-in-class merchandising execution. Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience. Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests or aprons with name tags, and our customer service and checkout counters are conveniently located near the front of the store. Our stores have been equipped with tools such as team member communication devices, wireless internet, and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. In addition, our buy online and pickup in-store and ship to store programs, including curbside pickup, provide convenient access for customers to pick up merchandise from our store locations. We also offer delivery in all of our stores, as well as rentable trailers and store delivery in the portion of our stores with delivery trucks and trailers, all to meet our customers' needs.

We are in the midst of a multi-year project that began in 2020 to remodel our existing store base, bringing programs to life with new fixtures, layouts and products that truly enhance the customer shopping experience. The site level space is analyzed category by category and reallocated as needed to align with current merchandising strategies and to drive space productivity. Another space productivity initiative is to transform our Side Lot with an expanded product offering and an enhanced shopping experience. With this investment, the Side Lot space is leveraged to offer a wider product offering in the lawn and garden categories and our new categories within the garden center, and offer greater convenience through the expansion of our buy online and pickup in-store and ship to store capabilities for drive-thru pickup.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products with approximately 17,000 to 23,000 products per store as well as over 250,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2022. Our comprehensive selection of merchandise is comprised of the following major product categories:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment (i.e., fencing);
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Index

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2022, 2021, and 2020:

	Percent of Net Sales
	Fiscal Year
Product Category:	2022	2021	2020
Livestock and Pet	50%	47%	47%
Seasonal, Gift and Toy Products	21	21	21
Hardware, Tools and Truck	19	21	21
Clothing and Footwear	7	8	7
Agriculture	3	3	4
Total	100%	100%	100%

Our buying team continuously reviews and updates our product assortment as necessary to respond to customer needs and to offer new, relevant products.  We are focused on providing key products that our customers use on a regular basis for their lifestyle and maintenance needs with emphasis on C.U.E. products.  Examples of C.U.E. product categories include, but are not limited to, livestock feed and bedding, pet food, bird seed, lubricants, propane, and various seasonal products, such as fertilizer, weed control, mulch, pest control, and twine.

Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 1,000 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2022.  Approximately 400 core vendors accounted for 90% of our merchandise purchases during fiscal 2022. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products to meet customer demands despite the global supply chain disruptions and delays. We believe that adequate sources of supply exist, but they may cost more or require us to incur higher transportation costs.

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

Index
Excluding Orscheln Farm and Home, our exclusive brands represented approximately 30% of our total sales in fiscal 2022, and 29% of our total sales in each of fiscal 2021 and fiscal 2020. Our exclusive brands include:

4health® (pet foods and supplies)	Producer’s Pride® (livestock and horse feed and supplies)
American Farmworks® (livestock, farm and ranch	Red Shed® (gifts, collectibles, and outdoor furniture)
equipment)
Bit & Bridle® (apparel and footwear)	Redstone® (heating products)
Blue Mountain® (apparel)	Retriever® (pet foods and supplies)
C.E. Schmidt® (apparel and footwear)	Ridgecut® (apparel)
Countyline® (livestock, farm and ranch equipment)	Royal Wing® (bird feed and supplies)
Dumor® (livestock and horse feed and supplies)	Strive® (pet foods)
Groundwork® (lawn and garden supplies)	Traveller® (truck and automotive products)
Huskee® (outdoor power equipment)	Treeline® (hunting gear and accessories)
JobSmart® (tools)	TSC Tractor Supply Co® (trailers, truck tool boxes, and animal bedding)
Paws & Claws® (pet foods and supplies)	Untamed® (pet foods)

The exclusive brands identified above have been registered as trademarks with the USPTO for certain products and some are the subject of additional applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (both United States and foreign) have expiration dates ranging from April 2027 to May 2037 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2022, our Tractor Supply stores received approximately 78% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their “Out Here” lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, and Texas represent a total distribution center capacity of 6.0 million square feet. This excludes the distribution center in Missouri acquired through the acquisition of Orscheln Farm and Home that is anticipated to be sold within 15 months of the closing of the acquisition. We also use third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity. On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. In addition, the Company is building a new distribution center in Maumelle, Arkansas. This new facility will expand the Company’s distribution center capacity by 1,200,000 square feet and is anticipated to begin operations in the first quarter of 2024.

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

Index
Marketing

Leveraging our value-driving offerings from our Neighbor’s Club loyalty program, we utilize an “everyday low price” philosophy to consistently offer our products at competitive prices complemented by limited and strategically planned promotions throughout the year. To drive store traffic, build brand consideration, and position ourselves as a destination retailer, we promote a broad selection of merchandise and our “Life Out Here” brand messaging through digital and social media initiatives, targeted digital video (connected TV and streaming programming), e-mail and direct mail.  In addition, our rapidly growing Neighbor’s Club loyalty program enhances our ability to engage with our customers, recognize and reward our best customers, drive desired behaviors, and create brand advocacy. Vendors frequently support these specific programs by offering temporary cost reductions, additional funding, and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, brochures, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Omni-Channel

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive, seamless shopping experience offering the conveniences our customers want and expect. We offer buy online, pickup in-store, and curbside pickup, which provide convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment. This allows us to extend our aisles beyond our store locations and provides convenient and useful content that is relevant to our customers’ lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or delivered to their homes or offices. For select products, we offer same day delivery. We use our distribution facility network as well as our stores to support our e-commerce activities. Our digital capabilities have further enhanced our in-store shopping experience, allowing us to engage with our customers more effectively, and expanded our target markets outside of our current retail store locations.

Continuous Improvement

We are committed to a continuous improvement program to drive change throughout our organization.  Using data analytics and team member engagement, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness. We establish annual goals for productivity and cost improvement.  We have implemented several continuous improvement projects, with team members across our business, to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Management encourages the participation of all team members in the decision-making process, regularly solicits input and suggestions from our team members, and incorporates suggestions into our improvement activities.

Management Information and Control Systems

We have invested resources in management information and control systems to provide legendary customer service and to deliver the right products in the right place at the right time. This investment includes use of digital technologies that support the “Out Here” lifestyle and integrate the customer experience in-store, online, and through our Customer Solutions Center, which offers customers the ability to shop anytime, anywhere, and in any way they choose. Our key platforms include:

•Point-of-sale system;
•In-store mobility;
•E-commerce platform;
•Consumer mobile app;
•Replenishment and allocation systems;
•Merchandising presentation and inventory management tools;
•Warehouse and transportation management systems;
•Labor management tools for stores and supply chain;
•Price optimization system;
•Vendor purchase order control system;
•Human resource information systems;
•Business intelligence and analytics tools; and
•Customer loyalty and campaign management system.

Index

These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through ultimate sale and interfaces with our financial systems.

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives focused heavily on improving the customer experience across all channels. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements such as in-store mobility, labor and task management tools, and back-office support systems. We will continue to evaluate the use of technologies to improve productivity such as artificial intelligence, automation software, quantum computing, edge computing, and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, team members, vendors, and other confidential Company data. We are endeavoring to adhere to quickly evolving industry privacy laws and standards. Critical areas of focus include cloud, end point protection and privacy. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense by Tractor Supply

Petsense by Tractor Supply is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 31, 2022, we operated a total of 186 Petsense by Tractor Supply stores in 23 states, with approximately 700 full-time and 900 part-time team members, and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Human Capital

We believe that our team members are the foundation of our business and that their hard work, passion, commitment, and experience drive our success. As a result of our commitment to our team members, for the third consecutive year, we were recognized by the Great Place to Work Institute as a “Great Place to Work-Certified” company. Additionally, we earned a spot on both the Nashville Business Journal's 2022 Best Places to Work and the Tennessean's 2022 Top Workplaces in Middle Tennessee lists. Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 31, 2022, we employed approximately 24,000 full-time and 25,000 part-time Tractor Supply team members. We typically employ additional part-time team members throughout the year during high sales volume periods.  We are not party to any collective bargaining agreements.

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

We encourage a promote-from-within environment when internal resources permit.  We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers has an average tenure of approximately nine and six years, respectively.  We believe internal promotions, coupled with the hiring of individuals with previous retail experience, provide the management structure necessary to support our long-term strategic growth initiatives.

Index
Store Personnel and Training

We seek to hire store team members who live and appreciate the “Out Here” lifestyle, including those with farming and ranching backgrounds, with particular emphasis on general maintenance, equine, and welding. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors.  Our training programs include:

•A thorough on-boarding process to prepare new team members for their new role;
•Productive workplace environment training that is intended to educate team members on Company policies and procedures covering topics such as harassment, discrimination, and retaliation;
•Diversity, equity, and inclusion training which is intended to advance a diverse and inclusive culture built on one of our core values of respect, in order to foster different perspectives, ideas and innovative thinking;
•New store opening training that prepares our store managers to open new stores to Company standards;
•A management training program which covers all aspects of our store operations, including delivering superior service and managing the team member experience;
•Structured training on customer service and selling skills;
•Online product knowledge training produced in conjunction with key vendors;
•Leadership development programs that prepare leaders to expand their current contributions;
•Quarterly all store team member meetings; and
•An annual store manager meeting with vendor product presentations.

Workplace Health and Safety

We strive to provide a safe and healthy workplace for all team members and drive a culture of safe practices and continuous improvement. We provide role-based safety training during the onboarding process and through other specific safety programs.

Diversity, Equity, and Inclusion

Tractor Supply is committed to the principles of diversity, equity, and inclusion (“DE&I”). We have built a strong and diverse team by purposefully seeking highly qualified diverse candidates with different backgrounds, experience, perspectives, ideas and skill sets. As we move forward, we are working to implement new DE&I initiatives that will result in an even more diverse team across the entire company.

We are committed to providing a diverse and inclusive culture supported by our Mission & Values where we welcome diverse backgrounds and experiences and respectfully foster different perspectives, ideas and innovative thinking. We are stronger together, and we believe in the authenticity our team members bring to work every day. By focusing on our team members, we know that our customers, communities and suppliers will be well served. Diversity and inclusion play a key role in moving our business forward. Our workforce is approximately 51% male and 49% female. Minorities comprise approximately 18% of our workforce. Women serve in key leadership roles within the Company, including as Executive Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel and Corporate Secretary, Senior Vice President of Investor Relations and Public Relations, Senior Vice President, Chief Marketing Officer and Senior Vice President of E-Commerce. We have taken several steps over the past twelve months to further enhance our diversity, equity, and inclusion strategy including publishing external DE&I goals aligned with our environmental, social, and governance (“ESG”) efforts, enhancing our DE&I Strategy to include supplier diversity efforts, and continuing activation of our various team member engagement groups supporting development, community involvement, and allyship within our Company. We will continue to build on these initiatives to enhance our culture of respect and teamwork across our organization.

Growth Strategy

Tractor Supply believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of “Out Here” lifestyle solutions, creating customer loyalty through personalized experiences, our Neighbor's Club loyalty program and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply

Index
chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

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

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 14.4%. We plan to open approximately 70 new Tractor Supply and 10 to 15 new Petsense by Tractor Supply stores in fiscal 2023, a selling square footage increase of approximately 3%.  In addition, we plan to rebrand all 81 Orscheln stores to Tractor Supply stores in fiscal 2023. In fiscal 2022, we opened 63 new Tractor Supply stores and nine new Petsense by Tractor Supply stores, and acquired 81 Orscheln Farm and Home stores. In fiscal 2021, we opened 80 new Tractor Supply stores and seven new Petsense by Tractor Supply stores. This represents a selling square footage increase of approximately 11% during fiscal 2022 and 4% during fiscal 2021.

At December 31, 2022, we operated 2,333 retail stores in 49 states (2,066 Tractor Supply retail stores, 186 Petsense by Tractor Supply retail stores, and 81 Orscheln Farm and Home retail stores set to be rebranded to Tractor Supply retail stores by the end of 2023). Given the size of the communities that we target, we believe there is ample opportunity for new store growth in many existing and new markets. We believe we have developed a proven method for selecting store sites and have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

Approximately 59% of our stores are in freestanding buildings and 41% are located in shopping centers. We lease approximately 95% of our stores and own the remaining 5%.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and duration of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Index
Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state, and local laws and regulations, enacted or adopted, regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.  We are committed to complying with all applicable environmental laws and regulations.  We are also committed to becoming a more environmentally sustainable company.  This commitment is demonstrated through our Stewardship Program, which is our environmental sustainability program.  Through this program, the Company has implemented a number of initiatives designed to reduce our impact on the environment.  These initiatives include the installation of energy management systems, LED lighting, high efficiency heating/air conditioning systems, and recycling programs in our stores, distribution facilities, and Store Support Center. Our Store Support Center and our distribution centers in Casa Grande, Arizona, and Frankfort, New York are LEED (Leadership in Energy and Environmental Design) Silver certified for environmentally sustainable design, construction, and operation.  We also installed solar arrays at the Store Support Center in Brentwood, Tennessee, and our Tractor Supply store in Hendersonville, Tennessee. The Company also opened its ninth distribution center in Navarre, Ohio on January 18, 2023. The distribution center is the first Tractor Supply facility built to LEED Gold standards. The facility features a rooftop solar array system consisting of more than 10,000 solar panels that will produce five megawatts of electricity per year, which will satisfy the electricity needs, and will utilize electric fork trucks powered by lithium-ion batteries to pick and move inventory.

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

On December 15, 2022, we released our 2021 Task Force on Climate-Related Financial Disclosures Report, following the announcement of our goal in September 2021 to reduce our carbon footprint by 20% by 2025 and 50% by 2030 and achieve net zero missions across all operations by 2040. In the report, we discussed our approach to evaluating and managing climate change risks and identifying opportunities. We also detailed the next phase of our sustainability journey, including increasing efforts to procure renewable energy, continuing investments in energy efficiency and cleaner technologies, avoiding future emissions through better design of both stores and distribution centers, and refining our Scope 3 emissions through our new supplier engagement program with the intent to reduce value chain emissions.

Additional information can be found in our ESG Tear Sheet and on our website (TractorSupply.com). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2023.

Index
The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	48
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	51
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	50
John P. Ordus	Executive Vice President – Chief Stores Officer	47
Jonathan S. Estep	Executive Vice President – Chief Merchandising Officer	43
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	48
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	45
Noni L. Ellison	Senior Vice President – General Counsel and Corporate Secretary	51
Kimberley S. Gardiner	Senior Vice President – Chief Marketing Officer	54
Matthew L. Rubin	Senior Vice President and General Manager of Petsense by Tractor Supply	43

Harry A. Lawton, III was appointed as President and Chief Executive Officer in January, 2020. Mr. Lawton served as President of Macy's, Inc. from September 2017 to December 2019. Prior to that time, Mr. Lawton served as Senior Vice President, North America at eBay, Inc. since May 2015. Mr. Lawton previously held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot's online business. Since January 2019, Mr. Lawton has served as a director of Sealed Air Corporation and previously served as a director of Buffalo Wild Wings, Inc. from October 2016 to February 2018.

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

John P. Ordus was promoted to Executive Vice President – Chief Stores Officer in February 2020, after having served as the Company's Senior Vice President - Store Operations since August 2015. Prior to that time, Mr. Ordus served as Regional Vice President for the Company from June 2010 and as a Regional Director for the Company since September 2008. Mr. Ordus joined the Company as a District Manager in February 2002 after the acquisition of Quality Farm & Fleet, Inc. with which Mr. Ordus held roles since January 1998.

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

Melissa D. Kersey was appointed as Executive Vice President – Chief Human Resources Officer in July, 2020. Ms. Kersey was previously Senior Vice President and Chief People Officer for McDonald's USA, LLC from 2017 until July 2020. Ms. Kersey also previously held a number of executive level roles with Walmart Inc. (previously Wal-Mart Stores, Inc.) from 2008 to 2017, including Senior Vice President of Global Human Resource Transformation and People Services, Senior Vice President and Chief Human Resources Officer for U.S. Stores, and Senior Vice President of Learning and Human Resources Strategy. Prior to that time, Ms. Kersey spent eight years with Alltel Wireless and four years with the Target Corporation in Operations, Distribution, Human Resources and Technology roles.

Index
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

Noni L. Ellison was appointed as Senior Vice President – General Counsel and Corporate Secretary in January, 2021. Ms. Ellison was previously General Counsel, Chief Compliance Officer and Corporate Secretary for Carestream Dental LLC from August 2017 until January 2021. Ms. Ellison also previously served as Associate General Counsel and Assistant Corporate Secretary at W.W. Grainger, Inc. from February 2015 until July 2017. Prior to that time, Ms. Ellison held roles of increasing responsibility at Turner Broadcasting System, Inc. and Scripps Networks Interactive, Inc. and practiced law with two national law firms as a corporate finance and securities associate.

Kimberley S. Gardiner was appointed as Senior Vice President - Chief Marketing Officer in July 2022. Ms. Gardiner was previously Chief Marketing Officer and Senior Vice President at Volkswagen Group of America from November 2020 until July 2022. Prior to that time, Ms. Gardiner served as the Chief Marketing Officer for Mitsubishi Motors North America from January 2019 to November 2020 and as Director of Marketing for Kia Motors America from March 2016 to January 2019. Prior to 2019, Ms. Gardiner held various marketing and strategy roles with increasing responsibility at 5th Kind and Toyota North America.

Matthew L. Rubin was appointed as Senior Vice President and General Manager of Petsense by Tractor Supply in February, 2021. Mr. Rubin previously served as Senior Vice President of Business Development & Growth at The Michaels Stores, Inc. from October 2018 until January 2021. Mr. Rubin was previously an executive in Accenture plc's North America Retail Practice from April 2015 to October 2018. Before April 2015, Mr. Rubin was a Partner at Consolidated Venture Partners & Consolidated Marketing and a Co-Founder & Finance Partner at OnTrend Products. Mr. Rubin also previously served as Vice President of Specialty Business Operations at BJ’s Wholesale Club Holding, Inc.. Mr. Rubin began his career at Office Depot, Inc. where he had multiple merchandising and strategic project leadership roles of increasing responsibility.

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

Index
Item 1A.    Risk Factors

Our business faces many risks. Certain risks of which we are currently aware and deem to be material are described below.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may significantly suffer, and the trading price of our common stock could decline.  These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K.

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

We experience fluctuations in our comparable store sales at our existing stores, defined as sales in stores which have been open for at least twelve months. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of comparable store sales. Various factors affect the comparable store sales at our existing stores, including, among others, the general retail sales environment, our ability to efficiently source and distribute products, global supply chain disruptions, changes in our merchandise assortment, competition, proximity of our locations to one another or to the locations of other competing retailers, increased presence of online retailers, current economic conditions, customer satisfaction with our products, retail pricing, the timing of promotional events, the release of new merchandise, the success of marketing programs, weather conditions, and our ability to attract and retain qualified team members.  These factors may cause the comparable store sales results at our existing stores to differ materially from prior periods and from expectations.  Past comparable store sales are not an indication of future results, and there can be no assurance that our comparable store sales will not decrease in the future.

Furthermore, the considerable positive impact of the COVID-19 pandemic on the demand for our products in fiscal 2021 and 2020 resulted in a significant increase in new or reacquired customers and in comparable store sales growth. Our sales performance in fiscal 2021 and 2020 may present a greater risk to our ability to increase comparable store sales in the following year(s) and in our ability to maintain our new or reacquired customers gained in those years. Therefore, we may not be able to sustain or increase our comparable store sales in fiscal 2023 and beyond.

Failure to open and manage new stores in the number and manner currently contemplated could adversely affect our financial performance.

An integral part of our business strategy includes the expansion of our store base through new store openings. This expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers and other businesses for such sites. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent that we are unable to open new stores in the manner we anticipate (due to, among other reasons, site approval or unforeseen delays in construction), our sales growth may be impeded.

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

We believe our past performance has been based upon, and future success will depend in part upon, the ability to develop and execute merchandising initiatives with effective marketing programs.  These merchandising initiatives and marketing programs may not deliver expected results, and there is no assurance that we will correctly identify and respond in a timely manner to evolving trends and consumer preferences and expectations. If we misjudge the market or our marketing programs are not successful, we may overstock unpopular products and be forced to take inventory impairment or retail price reductions that have a material adverse effect on our profitability. Failure to execute and promote such initiatives in a timely manner could harm our ability to grow the business and could have a material adverse effect on our results of operations and financial condition.  Shortages of key merchandise could also have a material adverse effect on our financial condition and results of operations.

We may not timely identify or effectively respond to consumer needs, expectations, or trends, which could adversely affect our relationship with customers, the demand for our products and services, and our market share.

The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government) or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and managing an excellent customer experience. It is difficult to successfully predict the products and services our customer will demand. As our customers begin to expect a more personalized experience, our ability to collect, use, and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the purchasing process.

In addition, a greater concentration of online sales with direct fulfillment or curbside pickup could result in a reduction in the amount of traffic in our stores, which would, in turn, reduce the opportunities for cross-selling of merchandise that such traffic creates and could reduce our overall sales and adversely affect our financial performance.

Failure to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; and to effectively implement an increasingly localized merchandising assortment could adversely affect our relationship with customers, the demand for our products and services, and our market share.

Index

Competition may hinder our ability to execute our business strategy and adversely affect our operations.

We operate in the highly competitive retail merchandise sector with numerous competitors. These competitors include general merchandise retailers, home center retailers, pet retailers, specialty and discount retailers, independently-owned retail farm and ranch stores, numerous privately-held regional farm store chains, and farm cooperatives, as well as internet-based retailers. We compete for customers, merchandise, real estate locations, and team members. This competitive environment subjects us to various other risks, including the inability to continue our store and sales growth and to provide attractive merchandise to our customers at competitive prices that allow us to maintain our profitability. Our failure to compete effectively in this environment could adversely impact our financial performance.

We may pursue strategic acquisitions and the failure of an acquisition to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may, from time to time, acquire businesses we believe to be complementary to our business, for example, the acquisition of Orscheln Farm and Home. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, acquired businesses may not achieve desired profitability objectives or other expectations, causing lower than expected earnings and cash flows which could adversely affect our financial performance and subsequently require impairment of long-lived assets, goodwill and other intangible assets.

Weather and Climate Risks

Unseasonal and extreme weather conditions, natural disasters, and climate change may have a significant impact on our financial results.

Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, such as more frequent or intense hurricanes and tropical storms, thunderstorms, tornadoes, flood, fires, droughts, earthquakes, and snow or ice storms, as well as rising sea levels, have impacted operating results both positively and negatively and may positively or negatively impact our business in the future. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings, damage to our stores or merchandise, or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of certain consumer products and commodities, and energy (including utilities), which, in turn, may impact our ability to procure certain goods or services required for the operation of our business at the quantities and levels we require.

As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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

Index
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

We may be unable to meet our ESG goals, particularly with respect to the reduction of carbon emissions, or otherwise meet the expectations of our stakeholders with respect to ESG and/or DE&I matters.

We have announced certain aspirations and goals related to ESG matters, such as plans to reduce our carbon footprint by 20% by 2025, by 50% by 2030, and achieve net zero emissions across all operations by 2040. Additionally, we have published DE&I goals aligned with our ESG efforts and enhanced our DE&I Strategy to include supplier diversity efforts and established our DE&I Customer Promise. Achievement of these aspirations, targets, plans and goals is subject to numerous risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully identify and implement relevant strategies on a timely and cost-effective basis; our ability to achieve the anticipated benefits and cost savings of such strategies and actions; and the availability and cost of existing and future technologies, such as alternative fuel vehicles, off-site renewable energy, and other materials and components. It is possible that we may be unsuccessful in the achievement of our ESG and/or DE&I goals on a timely basis or at all. Furthermore, our stakeholders may not be satisfied with our efforts or the speed at which we are progressing towards any such aspirations and goals. A delay, failure or perceived failure or delay to meet our goals and aspirations could adversely affect public perception of our business, employee morale, customer or stockholder support as well as business and/or financial performance. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K or our other filings with the SEC.

Macroeconomic Risks

General economic conditions may adversely affect our financial performance.

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, social and political causes and movements, higher interest rates, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, general health epidemics (such as COVID-19), and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

Index
Purchase price volatility, including inflationary and deflationary pressures, may adversely affect our financial performance.

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both.  We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as duties, tariffs, diesel fuel, and transportation services.  Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin.  Our strategy is to reduce or mitigate the effects of purchase price volatility principally by taking advantage of vendor incentive programs, economies of scale from increased volume of purchases, adjusting retail prices, and selectively buying from the most competitive vendors while maintaining product quality.  Should our strategy to mitigate purchase price volatility be ineffective, our financial performance could be adversely impacted.

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

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work

Index
stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products to meet increased customer demand for certain products, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, such as occurred during, and as the economy recovers from, the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of supplies, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center team members, could adversely affect the availability, quality and cost of products, and our operating results.

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

Technology, Data Security, Business Continuity and Disaster Recovery Risks

Any failure to maintain the security of the information relating to our business, customers, team members, and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, team members, and vendors. Such a failure could also cause us to incur substantial additional costs and to become subject to litigation, and could materially affect our operating results, financial condition, and liquidity.

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

Index
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

In addition, states and the federal government have enacted laws and regulations relating to privacy, data breaches, and theft of team member and customer data.  These laws have increased the costs of doing business and, if we fail to comply with these laws and regulations to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these new laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

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

Index
Customer-facing technology systems are an important part of our sales and marketing strategy and the failure of those systems to perform effectively and reliably could keep us from delivering positive customer experiences.

Through our continued information technology enhancements, we believe we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com and Petsense.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. Disruptions, failures, or other performance issues with these customer-facing technology systems could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

Index
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

As of December 31, 2022, our total outstanding consolidated debt was approximately $1.16 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot provide any guaranty of future dividend payments or any guaranty that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $6.50 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. The authorized amount reflects a $2.00 billion increase to the share repurchase program which was approved by our Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. As of December 31, 2022, the Company had remaining authorization under the share repurchase program of $1.65 billion, exclusive of any fees, commissions or other expenses.

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

Our operations, including our outsourced exclusive brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”), the Environmental Protection Agency (the “EPA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards.

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

Index
materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

Item 1B.    Unresolved Staff Comments

None.

Index

Item 2.        Properties

At December 31, 2022, the Company operated 2,333 stores in 49 states (2,066 Tractor Supply retail stores, 186 Petsense by Tractor Supply retail stores, and 81 Orscheln Farm and Home retail stores).  The Company leases approximately 95% of its stores. Store leases typically have initial terms of between 10 and 20 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations. Approximately 59% of our stores are in freestanding buildings and 41% are located in shopping centers.  The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	245	New Jersey	29
North Carolina	115	Illinois	29
Florida	106	Nebraska	26
Georgia	106	Massachusetts	25
Pennsylvania	104	Maryland	25
Tennessee	104	Washington	25
Ohio	101	Maine	23
Michigan	98	New Hampshire	23
New York	97	Colorado	22
California	77	Connecticut	21
Kentucky	73	Iowa	21
Alabama	71	Minnesota	17
Virginia	71	Utah	16
Missouri	70	North Dakota	14
Indiana	66	Oregon	13
Louisiana	60	Vermont	10
Oklahoma	60	South Dakota	9
South Carolina	59	Wyoming	8
Mississippi	53	Idaho	7
Kansas	43	Delaware	6
Arkansas	40	Montana	6
Arizona	37	Nevada	6
New Mexico	30	Rhode Island	4
Wisconsin	30	Hawaii	2
West Virginia	30
			2,333

Index

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned at December 31, 2022:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York	924,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Waverly, Nebraska	592,000	Owned
Hagerstown, Maryland (a)	621,000	Owned
Hagerstown, Maryland (a)	309,000	Leased

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

As part of the Orscheln Farm and Home transaction that closed on October 12, 2022, the Company acquired the Orscheln corporate headquarters and distribution center in Moberly, Missouri. These facilities are anticipated to be sold to Bomgaars Supply, Inc. during fiscal 2023. Refer to Note 3 to the Condensed Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. In addition, the Company is building a new distribution center in Maumelle, Arkansas and anticipates that the new facility will begin operations in the first quarter of 2024.

The Company also uses third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity.

Item 3.        Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 12 to the Condensed Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures

Not applicable.

Index

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol, “TSCO.”

As of January 28, 2023, the number of record holders of our common stock was 761 (excluding individual participants in nominee security position listings).

Dividends

We paid cash dividends totaling $409.6 million and $239.0 million in fiscal 2022 and 2021, respectively. In fiscal 2022, we declared and paid cash dividends to stockholders of $3.68 per common share outstanding as compared to $2.08 per common share outstanding in fiscal 2021. These payments reflect an increase in the quarterly dividend to $0.92 in all four quarters of fiscal 2022 from $0.52 per share in all four quarters of fiscal 2021.

On February 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock. The dividend will be paid on March 14, 2023, to stockholders of record as of the close of business on February 27, 2023.

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

Index
Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The authorized amount reflects a $2.00 billion increase to the repurchase program which was approved by the Company’s Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. As of December 31, 2022, the Company had remaining authorization under the share repurchase program of $1.65 billion, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2022 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
First Quarter (a)	1,479,272	$218.10	1,358,205	$2,048,857,479
Second Quarter (a)	947,794	$199.87	941,631	$1,860,662,810
Third Quarter (a)	641,927	$193.68	638,222	$1,737,048,869

Fourth Quarter: (a)
9/25/22 - 10/22/22	140,019	$194.63	140,000	$1,709,803,788
10/23/22 - 11/19/22	116,958	$213.50	116,000	$1,685,041,345
11/20/22 - 12/31/22	184,192	$217.38	184,165	$1,645,011,086
	441,169	$209.13	440,165	$1,645,011,086

As of and for the year ended December 31, 2022	3,510,162	$207.58	3,378,223	$1,645,011,086

(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 121,067 during the first quarter, 6,163 during the second quarter, 3,705 during the third quarter, and 1,004 during the fourth quarter.

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

The following graph compares the cumulative total stockholder return on our common stock from December 30, 2017 to December 31, 2022 (the Company’s fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 30, 2017, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$350
$300
$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
Tractor Supply Company
S&P 500
S&P Retail Index

	12/30/2017	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022
Tractor Supply Company	$100.00	$113.03	$127.11	$204.81	$321.76	$322.96
S&P 500	$100.00	$94.80	$126.06	$146.72	$189.92	$156.88
S&P Retail Index	$100.00	$112.04	$144.71	$207.38	$250.18	$165.00

Item 6.        [Reserved]

Index
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 31, 2022 (our fiscal years 2022 and 2021). For a comparison of our results of operations for fiscal year December 25, 2021 and December 26, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, filed with the SEC on February 17, 2022. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). As of December 31, 2022, we operated 2,333 retail stores in 49 states under the names Tractor Supply Company, Petsense by Tractor Supply, and Orscheln Farm and Home. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com, as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

•Equine, livestock, pet, and small animal products, including items necessary for their health, care, growth, and containment (i.e., fencing);
•Hardware, truck, towing, and tool products;
•Seasonal products, including heating, lawn and garden items, power equipment, gifts, and toys;
•Work/recreational clothing and footwear; and
•Maintenance products for agricultural and rural use.

Tractor Supply Company believes we can grow our business by being a more integral part of our customers’ lives as the dependable supplier of “Out Here” lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

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

Over the past five years, we have experienced considerable growth in stores, growing from 1,853 stores at the end of fiscal 2017 to 2,333 stores (2,066 Tractor Supply retail stores, 186 Petsense by Tractor Supply retail stores, and 81 Orscheln Farm and Home retail stores) at the end of fiscal 2022, and in net sales, with a compounded annual growth rate of approximately 14.4%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites, and we believe we have significant

Index
additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores. In October 2022, we acquired 81 stores from Orscheln Farm and Home that will be rebranded to Tractor Supply by the end of 2023.

Executive Summary

In fiscal 2022, we opened 63 new Tractor Supply stores in 25 states and nine new Petsense by Tractor Supply stores in seven states. We also acquired 81 Orscheln Farm and Home stores in eight states. In fiscal 2021, we opened 80 new Tractor Supply stores in 27 states and seven new Petsense by Tractor Supply stores in four states. This resulted in a selling square footage increase of approximately 11% in fiscal 2022 and 4% in fiscal 2021.

Net sales increased 11.6% to $14.20 billion in fiscal 2022 from $12.73 billion in fiscal 2021. The fiscal year included an extra sales week as part of the Company's 53-week calendar in 2022, which represented 1.8 percentage points of the 11.6% sales growth. Comparable store sales increased 6.3% in fiscal 2022 versus a 16.9% increase in fiscal 2021. Gross profit increased 11.1% to $4.97 billion in fiscal 2022 from $4.48 billion in fiscal 2021, and gross margin decreased 17 basis points to 35.0% of net sales in fiscal 2022 from 35.2% of net sales in fiscal 2021. Operating income decreased 16 basis points to 10.1% of net sales in fiscal 2022 from 10.3% of net sales in fiscal 2021. For fiscal 2022, net income was $1.09 billion, or $9.71 per diluted share, compared to $997.1 million, or $8.61 per diluted share, in fiscal 2021.

We ended fiscal 2022 with $202.5 million in cash and cash equivalents and outstanding debt of $1.16 billion, after returning $1.11 billion to our stockholders through stock repurchases and quarterly cash dividends.

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

Index
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

We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves or shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment or shrinkage. However, if assumptions regarding consumer demand, clearance potential or inventory loss for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 31, 2022, would have affected net income by approximately $1.8 million in fiscal 2022. A 10% change in our shrinkage reserve as of December 31, 2022, would have affected net income by approximately $4.8 million in fiscal 2022.

In addition, we receive funding from substantially all of our significant merchandise vendors, in support of our business initiatives, through a variety of programs and arrangements, including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”). The amounts received are subject to terms of vendor agreements, most of which are “evergreen”, reflecting the on-going relationship with our significant merchandise vendors. Certain of our agreements, primarily volume rebates, are renegotiated annually, based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory, and then recognized as a reduction of cost of merchandise as the related inventory is sold. During interim periods, the amount of vendor support and volume rebates are estimated based upon initial commitments and anticipated purchase levels with applicable vendors.

We have not made any material changes in the accounting methodology used to establish our vendor funding reserves in the financial periods presented. At the end of each fiscal year, a significant portion of the actual purchase activity is known. Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor funding. We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2022. If a 10% reserve had been applied against our outstanding vendor funding due as of December 31, 2022, net income would have been affected by approximately $2.6 million in fiscal 2022. Although it is unlikely that there will be any significant reduction in historical levels of vendor funding, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 31, 2022, would have affected net income by approximately $9.8 million in fiscal 2022.

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

There were no significant long-lived assets impairment charges recognized in fiscal 2022.

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

Index
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

There were no goodwill or other indefinite-lived intangible assets impairment charges recognized in fiscal 2022.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2022	2021
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	65.00	64.83
Gross margin (a)	35.00	35.17
Selling, general and administrative expenses (a)	22.48	22.78
Depreciation and amortization	2.42	2.12
Operating income	10.10	10.26
Interest expense, net	0.22	0.21
Income before income taxes	9.88	10.05
Income tax expense	2.22	2.22
Net income	7.66%	7.83%

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

Fiscal 2022 Compared to Fiscal 2021

Net sales increased 11.6% to $14.20 billion in fiscal 2022 from $12.73 billion in fiscal 2021. The fiscal year included an extra sales week as part of the Company's 53-week fiscal calendar in 2022, which represented 1.8 percentage points of the 11.6% sales growth. Comparable store sales increased 6.3% to $13.80 billion versus a 16.9% increase in fiscal 2021. The comparable store average transaction value increased 6.9% and comparable store average transaction count decreased 0.6% for fiscal 2022, as compared to an increase of 9.8% and 7.1% in fiscal 2021, respectively. Comparable store sales growth reflects continued strength in every day, needs-based merchandise, including consumable, usable, and edible (“C.U.E.”) products, winter seasonal goods and year-round product categories, partially offset by a colder start to the spring selling season of fiscal 2022 along with

Index
severe drought during the summer months in many of our markets. The Company’s store sales in the prior year benefited from favorable weather conditions as well as government stimulus throughout fiscal 2021.

In addition to comparable store sales growth in fiscal 2022, sales from stores opened less than one year were $396.2 million in fiscal 2022, which represented 3.1 percentage points of the 11.6% increase over fiscal 2021 net sales. Sales from stores opened less than one year were $324.6 million in fiscal 2021, which represented 3.1 percentage points of the 19.9% increase over fiscal 2020 net sales. The acquisition of Orscheln Farm and Home in October 2022 added approximately $80.0 million to net sales in the fourth quarter, which were included in the sales from stores opened less than one year in fiscal 2022.

The following table summarizes our store growth during fiscal 2022 and 2021:

	Fiscal Year

Store Count Information:	2022	2021
Tractor Supply
Beginning of period	2,003	1,923
New stores opened	63	80
Stores closed	—	—
End of period	2,066	2,003
Petsense by Tractor Supply
Beginning of period	178	182
New stores opened	9	7
Stores closed	(1)	(11)
End of period	186	178
Orscheln Farm and Home
Stores acquired	81	—
End of period	81	—
Consolidated end of period	2,333	2,181

Stores relocated	7	3

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2022 and 2021:

	Percent of Net Sales
	Fiscal Year
Product Category:	2022	2021
Livestock and Pet	50%	47%
Seasonal, Gift and Toy Products	21	21
Hardware, Tools and Truck	19	21
Clothing and Footwear	7	8
Agriculture	3	3
Total	100%	100%

Gross profit increased 11.1% to $4.97 billion in fiscal 2022 compared to $4.48 billion in fiscal 2021.  As a percent of net sales, gross margin decreased 17 basis points to 35.0% for fiscal 2022 compared to 35.2% for fiscal 2021. The decrease in gross margin as a percent of net sales was primarily driven by higher product cost inflation, higher transportation costs, and, to a lesser extent, product mix shift towards C.U.E. products, which run at a slightly lower margin rate. Heightened transportation costs were experienced in domestic and import freight, along with rising fuel prices. The Company's price management program and other key gross margin enhancing initiatives effectively offset a significant portion of these gross margin pressures.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 11.6% to $3.54 billion in fiscal 2022 from $3.17 billion in fiscal 2021. The Company's strategic growth initiatives, including related depreciation and amortization, investments in team member compensation and benefits, and, to a lesser extent, the impact of transaction expenses and early integration costs associated with the Orscheln Farm and Home acquisition contributed to an increase in SG&A as a percent of net sales. The increase was partially offset by a reduction of COVID-19 response costs, more

Index
normalized incentive compensation, and leverage in occupancy and other costs from the increase in comparable stores sales. This culminated in SG&A expenses, as a percent of net sales, being flat at 24.9% compared to fiscal 2021.

Our effective income tax rate increased to 22.5% for fiscal 2022 compared to 22.1% in fiscal 2021. The primary drivers for the increase in the Company's effective income tax rate were decreased share-based compensation activity and federal tax credits, partially offset by increased state income tax credits.

Net income in fiscal 2022 was $1.09 billion, or $9.71 per diluted share, compared to $997.1 million, or $8.61 per diluted share, in fiscal 2021. The benefit of the 53rd week contributed approximately $0.16 to diluted EPS in fiscal 2022.

During fiscal 2022, we repurchased approximately 3.4 million shares of the Company’s common stock at a total cost of $700.1 million as part of our share repurchase program.  In fiscal 2021, we repurchased approximately 4.4 million shares at a total cost of $798.9 million.

Fiscal 2021 Compared to Fiscal 2020

For a comparison of our performance and financial metrics for the fiscal years ended December 25, 2021 and December 26, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, filed with the SEC on February 17, 2022.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and capital allocation needs through the end of fiscal 2023.

Index
Working Capital

At December 31, 2022, the Company had working capital of $781.6 million, which decreased $404.0 million from fiscal 2021.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	December 31, 2022	December 25, 2021	Variance
Current assets:
Cash and cash equivalents	$202.5	$878.0	$(675.5)
Inventories	2,709.6	2,191.2	518.4
Prepaid expenses and other current assets	245.7	164.1	81.6
Income taxes receivable	—	17.1	(17.1)
Total current assets	3,157.8	3,250.4	(92.6)
Current liabilities:
Accounts payable	1,398.3	1,155.6	242.7
Accrued employee compensation	120.3	109.6	10.7
Other accrued expenses	498.6	474.4	24.2
Current portion of finance lease obligations	3.2	3.9	(0.7)
Current portion of operating lease obligations	346.4	321.3	25.1
Income taxes payable	9.5	—	9.5
Total current liabilities	2,376.2	2,064.8	311.4
Working capital	$781.6	$1,185.6	$(404.0)
Note: amounts may not sum to totals due to rounding

In comparison to December 25, 2021, working capital as of December 31, 2022 was impacted most significantly by changes in cash and cash equivalents, inventories, and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by capital expenditures to support strategic growth, share repurchases, cash dividends to stockholders, and the acquisition of Orscheln Farm and Home, partially offset by positive cash flows generated from operations and net borrowings under the Company’s debt facilities.
•The increase in inventories and accounts payable resulted from an increase in average inventory per store driven by our commitment to support our strong sales trends, combined with the impact inflation had on retail prices. Additionally, overall inventory and accounts payable levels increased from the acquisition of Orscheln and the purchase of additional inventory to support new store growth.

Index
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 31, 2022	December 25, 2021
1.75% Senior Notes	$650.0	$650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	—	200.0
Revolving Credit Facility	378.00	—
Total outstanding borrowings	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.9)	(13.6)
Total debt	1,164.1	986.4
Less: current portion of long-term debt	—	—
Long-term debt	$1,164.1	$986.4

Outstanding letters of credit	$52.6	$52.9

We manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 31, 2022, and the date of this filing, February 23, 2023, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our current ratings, as well as future rating agency actions, could impact our ability to finance our operations on satisfactory terms and affect our financing costs. There can be no assurance that we will maintain or improve our current credit ratings.

On September 30, 2022, we entered into a new credit agreement, providing for a credit facility (the “2022 Senior Credit Facility”), consisting of a revolving credit facility (the “Revolving Credit Facility”) in the maximum principal amount of $1.20 billion (with a sublimit of $50.0 million for swingline loans and a sublimit of $150.0 million for letters of credit). In addition, we have an option to increase the Revolving Credit Facility or establish term loans in an amount not to exceed $500.0 million in the aggregate, subject to, among other things, the receipt of commitments for the increase amount. The 2022 Senior Credit Facility is unsecured and has a five year term with two options to request that the lenders extend the maturity date of the obligations owed to each lender for one year (and the right to replace any lenders electing not to extend).

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Consolidated Financial Statements.

Sources and Uses of Cash

Our primary source of liquidity is cash provided by operations and funds available under our debt facilities.  Principal uses of cash for investing activities are capital expenditures and acquisitions while principal uses of cash for financing activities are repurchase of the Company’s common stock and cash dividends paid to stockholders.

Index

The following table presents a summary of cash flows provided by or used in operating, investing, and financing activities for fiscal years 2022 and 2021 (in millions):

	Fiscal Year
	2022	2021
	(53 weeks)	(52 weeks)
Net cash provided by operating activities	$1,357.0	$1,138.7
Net cash used in investing activities	(1,093.7)	(627.3)
Net cash used in financing activities	(938.8)	(975.1)
Net decrease in cash and cash equivalents	$(675.5)	$(463.7)

Operating Activities

Operating activities provided cash of $1.36 billion and $1.14 billion in fiscal 2022 and 2021, respectively. The $218.3 million increase in net cash provided by operating activities in fiscal 2022, compared to fiscal 2021, was due to changes in the following (in millions):

	Fiscal Year		Variance

	2022	2021
	(53 weeks)	(52 weeks)
Net income	$1,088.7	$997.1	$91.6
Depreciation and amortization	343.1	270.2	72.9
Share-based compensation expense	53.8	47.6	6.2
Deferred income taxes	51.7	29.1	22.6
Inventories and accounts payable	(187.4)	(228.4)	41.0
Prepaid expenses and other current assets	(64.1)	(30.5)	(33.6)
Accrued expenses	(6.7)	127.8	(134.5)
Income taxes	26.6	(37.0)	63.6
Other, net	51.3	(37.2)	88.5
Net cash provided by operating activities	$1,357.0	$1,138.7	$218.3

The $218.3 million increase in net cash provided by operating activities in fiscal 2022, compared to fiscal 2021, is primarily driven by a year-over-year increase in our net income as well as the net impact of changes in our operating assets and liabilities, primarily due to the Company's strategic initiatives as well as the timing of accruals and related payments.

Investing Activities

Investing activities used cash of $1.09 billion and $627.3 million in fiscal 2022 and 2021, respectively.  The $466.4 million increase in net cash used in investing activities primarily reflects the acquisition of Orscheln Farm and Home as well as an increase in capital expenditures in fiscal 2022 compared to fiscal 2021, partially offset by cash received from Orscheln stores divestitures.

Index

Investing activities, including capital expenditures, for fiscal 2022 and 2021 were as follows (in millions):

	Fiscal Year		Variance

	2022	2021
	(53 weeks)	(52 weeks)
Existing stores	$367.7	$326.9	$40.8
Distribution center capacity and improvements	156.1	93.3	62.8
New and relocated stores and stores not yet opened	126.7	73.0	53.7
Information technology	119.5	124.8	(5.3)
Corporate and other	3.4	10.4	(7.0)
Total capital expenditures	$773.4	$628.4	$145.0
Proceeds from sale of property and equipment	(1.0)	(1.1)	0.1
Acquisition of Orscheln, net of cash acquired	390.8	—	390.8
Proceeds from sale of business assets	(69.4)	—	$(69.4)
Net cash used in investing activities	$1,093.7	$627.3	$466.4

The increase in spending for existing stores in fiscal 2022 as compared to fiscal 2021 primarily reflects our strategic initiatives related to store remodels, including internal space productivity and the outside garden center transformations. Spending in both fiscal 2022 and fiscal 2021 also includes routine refresh activity, as well as security enhancements.

The increase in spending for distribution center capacity and improvements in fiscal 2022 as compared to fiscal 2021 is primarily related to the construction of new distribution centers in Navarre, Ohio and Maumelle, Arkansas. On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. The Maumelle, Arkansas distribution center is currently expected to begin operations in the first quarter of fiscal 2024 and will expand our distribution capacity by approximately 1,200,000 square feet.

The above table reflects an investment in 63 new Tractor Supply stores, nine new Petsense by Tractor Supply stores, and seven store relocations during fiscal 2022. In fiscal 2021, we opened 80 new Tractor Supply stores and seven new Petsense by Tractor Supply stores and had three store relocations.

The increase in spending for new and relocated stores and stores not yet opened in fiscal 2022 as compared to fiscal 2021 is primarily due to the timing of stores openings, as well as acceleration of spend in 2022 for stores expected to open in 2023.

The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance and other strategic initiatives.

Overall cash flow used in investing activities was also impacted by the acquisition of Orscheln Farm and Home and the subsequent store divestitures to Bomgaars Supply, Inc. and Buchheit Enterprises, Inc.

Our projected capital expenditures for fiscal 2023 are currently estimated to be in a range of approximately $700.0 million to $775.0 million. The capital expenditures include a plan to open approximately 70 new Tractor Supply stores, complete the Orscheln conversions to Tractor Supply, continue the remodeling of our stores (“Project Fusion”) and garden center transformations, and open 10 to 15 new Petsense by Tractor Supply stores. Additionally, we anticipate the continued build out of our tenth distribution center in Maumelle, Arkansas during 2023 with operations beginning in the first quarter of fiscal 2024. We also plan to support our continued improvements in technology and infrastructure at our existing stores, along with ongoing investments to enhance our digital and omni-channel capabilities to better serve our customers.

Financing Activities

Financing activities used cash of $938.8 million and $975.1 million in fiscal 2022 and 2021, respectively. The $36.3 million decrease in net cash used in financing activities in fiscal 2022, compared to fiscal 2021, was due to changes in the following (in millions):

Index

	Fiscal Year

	2022	2021	Variance
	(53 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$(178.0)	$—	$(178.0)
Repurchase of common stock	700.1	798.9	(98.8)
Net proceeds from issuance of common stock	(25.5)	(82.2)	56.7
Cash dividends paid to stockholders	409.6	239.0	170.6
Other, net	32.6	19.4	13.2
Net cash used in financing activities	$938.8	$975.1	$(36.3)

The decrease in net cash used in financing activities in fiscal 2022, compared to fiscal 2021, is primarily due to borrowings under our new 2022 Senior Credit Facility and increased returns of capital to our stockholders in the form of cash dividends and repurchases of common stock.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The authorized amount reflects a $2.00 billion increase to the share repurchase program which was approved by our Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice.

We repurchased approximately 3.4 million and 4.4 million shares of common stock under the share repurchase program at a total cost of $700.1 million and $798.9 million in fiscal 2022 and 2021, respectively.  Our projected share repurchases for fiscal 2023 are currently estimated to be in a range of approximately $575 million to $675 million.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $409.6 million and $239.0 million in fiscal 2022 and 2021, respectively. In fiscal 2022, we declared and paid cash dividends to stockholders of $3.68 per common share outstanding as compared to $2.08 per common share outstanding in fiscal 2021. These payments reflect an increase in the quarterly dividend in all four quarters of fiscal 2022 to $0.92 per share from $0.52 per share in all four quarters of fiscal 2021.

On February 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock.  The dividend will be paid on March 14, 2023, to stockholders of record as of the close of business on February 27, 2023.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 31, 2022.

Index
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2022 Senior Credit Facility (as discussed in Note 5 to the Consolidated Financial Statements), which bear interest based on variable rates. We use an interest rate swap to manage our exposure to the impact of interest rate changes. Prior to the issuance of our 2022 Senior Credit Facility on September 30, 2022, our variable-rate debt was fully hedged. At December 31, 2022, we had $378.0 million outstanding under the 2022 Senior Credit Facility, of which $200.0 million was hedged by the interest rate swap. Fixed-rate debt and variable-rate debt covered by the interest rate swap represented 85% of total outstanding debt as of December 31, 2022. Therefore, fluctuations in interest rates did not have a material impact on our financial condition and results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton, III	/s/ Kurt D. Barton
Harry A. Lawton, III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 23, 2023	February 23, 2023

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting

We have audited Tractor Supply Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of Tractor Supply Company as of December 31, 2022 and December 25, 2021, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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
February 23, 2023

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Tractor Supply Company (the Company) as of December 31, 2022 and December 25, 2021, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three fiscal years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Workers' Compensation Self-Insurance Reserves
Description of the Matter
At December 31, 2022, the Company’s reserve for workers’ compensation self-insurance risks was $74.0 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for workers’ compensation exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

Auditing management’s estimate of the recorded workers’ compensation self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management to project the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

Index

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for workers’ compensation self-insurance exposures. For example, we tested controls over management’s review of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as management’s review of the actuarial calculations.

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
Nashville, Tennessee
February 23, 2023

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$14,204,717	$12,731,105	$10,620,352
Cost of merchandise sold	9,232,513	8,253,952	6,858,803
Gross profit	4,972,204	4,477,153	3,761,549
Selling, general and administrative expenses	3,194,199	2,900,297	2,478,524
Depreciation and amortization	343,062	270,158	217,124
Impairment of goodwill and other intangible assets	—	—	68,973
Operating income	1,434,943	1,306,698	996,928
Interest expense, net	30,633	26,610	28,781
Income before income taxes	1,404,310	1,280,088	968,147
Income tax expense	315,598	282,974	219,189
Net income	$1,088,712	$997,114	$748,958

Net income per share – basic	$9.78	$8.69	$6.44
Net income per share – diluted	$9.71	$8.61	$6.38

Weighted average shares outstanding
Basic	111,336	114,794	116,370
Diluted	112,149	115,824	117,436

Dividends declared per common share outstanding	$3.68	$2.08	$1.50

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$1,088,712	$997,114	$748,958

Other comprehensive income/(loss):
Change in fair value of interest rate swaps, net of taxes	9,930	4,588	(3,442)
Total other comprehensive income/(loss)	9,930	4,588	(3,442)
Total comprehensive income	$1,098,642	$1,001,702	$745,516

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	202,502	878,030
Inventories	2,709,597	2,191,192
Prepaid expenses and other current assets	245,676	164,118
Income taxes receivable	—	17,100
Total current assets	3,157,775	3,250,440

Property and equipment, net	2,083,616	1,617,806
Operating lease right-of-use assets	2,953,801	2,785,858
Goodwill and other intangible assets	253,262	55,520
Deferred income taxes	—	2,437
Other assets	41,536	55,406
Total assets	$8,489,990	$7,767,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,398,288	$1,155,630
Accrued employee compensation	120,302	109,618
Other accrued expenses	498,575	474,412
Current portion of finance lease liabilities	3,179	3,897
Current portion of operating lease liabilities	346,397	321,285
Income taxes payable	9,471	—
Total current liabilities	2,376,212	2,064,842

Long-term debt	1,164,056	986,382
Finance lease liabilities, less current portion	34,651	32,848
Operating lease liabilities, less current portion	2,721,877	2,574,882
Deferred income taxes	30,775	—
Other long-term liabilities	120,003	105,848
Total liabilities	6,447,574	5,764,802

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,415	1,411
Additional paid-in capital	1,261,283	1,210,512
Treasury stock	(4,855,909)	(4,155,846)
Accumulated other comprehensive income	11,275	1,345
Retained earnings	5,624,352	4,945,243
Total stockholders’ equity	2,042,416	2,002,665
Total liabilities and stockholders’ equity	$8,489,990	$7,767,467

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 176,876 and 176,371 shares issued; 110,251 and 113,125 shares outstanding at December 31, 2022 and December 25, 2021, respectively.
Treasury Stock (at cost, shares in thousands): 66,625 and 63,246 shares at December 31, 2022 and December 25, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2019	118,165	$1,389	$966,698	$(3,013,996)	$199	$3,612,833	$1,567,123

Common stock issuance under stock award plans & ESPP	1,520	12	99,328				99,340
Share-based compensation expense			37,273				37,273
Repurchase of shares to satisfy tax obligations			(7,799)				(7,799)
Repurchase of common stock	(3,439)			(342,957)			(342,957)
Cash dividends paid to stockholders						(174,656)	(174,656)
Change in fair value of interest rate swaps, net of taxes					(3,442)		(3,442)
Net income						748,958	748,958
Stockholders’ equity at December 26, 2020	116,246	1,401	1,095,500	(3,356,953)	(3,243)	4,187,135	1,923,840

Common stock issuance under stock award plans & ESPP	1,243	10	82,239				82,249
Share-based compensation expense			47,649				47,649
Repurchase of shares to satisfy tax obligations			(14,876)				(14,876)
Repurchase of common stock	(4,364)			(798,893)			(798,893)
Cash dividends paid to stockholders						(239,006)	(239,006)
Change in fair value of interest rate swaps, net of taxes					4,588		4,588
Net income						997,114	997,114
Stockholders’ equity at December 25, 2021	113,125	1,411	1,210,512	(4,155,846)	1,345	4,945,243	2,002,665

Common stock issuance under stock award plans & ESPP	504	4	25,531				25,535
Share-based compensation expense			53,832				53,832
Repurchase of shares to satisfy tax obligations			(28,592)				(28,592)
Repurchase of common stock	(3,378)			(700,063)			(700,063)
Cash dividends paid to stockholders						(409,603)	(409,603)
Change in fair value of interest rate swaps, net of taxes					9,930		9,930
Net income						1,088,712	1,088,712
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2022	2021	2020
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$1,088,712	$997,114	$748,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,062	270,158	217,124
Impairment of goodwill and other intangible assets	—	—	68,973
Impairment of other long-lived assets	—	—	5,078
Loss/(gain) on disposition of property and equipment	2,158	4,045	(1,157)
Share-based compensation expense	53,832	47,649	37,273
Deferred income taxes	51,693	29,149	(31,739)
Change in assets and liabilities (excluding impact from acquisitions and dispositions):
Inventories	(349,742)	(407,922)	(180,489)
Prepaid expenses and other current assets	(64,060)	(30,459)	(32,794)
Accounts payable	162,335	179,534	333,060
Accrued employee compensation	6,433	(10,083)	79,946
Other accrued expenses	(13,137)	137,833	72,405
Income taxes	26,570	(37,038)	13,954
Other	49,123	(41,260)	63,923
Net cash provided by operating activities	1,356,979	1,138,720	1,394,515
Cash flows from investing activities:
Capital expenditures	(773,369)	(628,431)	(294,002)
Proceeds from sale of property and equipment	1,044	1,091	1,792
Acquisition of Orscheln, net of cash acquired	(390,765)	—	—
Proceeds from sale of business	69,364	—	—
Net cash used in investing activities	(1,093,726)	(627,340)	(292,210)
Cash flows from financing activities:
Borrowings under debt facilities	1,010,000	—	2,009,000
Repayments under debt facilities	(832,000)	—	(1,406,500)
Debt discounts and issuance costs	—	—	(17,048)
Principal payments under finance lease liabilities	(4,058)	(4,580)	(4,170)
Repurchase of shares to satisfy tax obligations	(28,592)	(14,876)	(7,799)
Repurchase of common stock	(700,063)	(798,893)	(342,957)
Net proceeds from issuance of common stock	25,535	82,249	99,340
Cash dividends paid to stockholders	(409,603)	(239,006)	(174,656)
Net cash (used in)/provided by financing activities	(938,781)	(975,106)	155,210
Net (decrease)/increase in cash and cash equivalents	(675,528)	(463,726)	1,257,515
Cash and cash equivalents at beginning of period	878,030	1,341,756	84,241
Cash and cash equivalents at end of period	$202,502	$878,030	$1,341,756

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$26,367	$23,601	$24,540
Income taxes	239,129	291,665	235,319
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$45,742	$24,408	$12,642
Increase of operating lease assets and liabilities from new or modified leases	416,457	678,092	524,141
Increase of finance lease assets and liabilities from new or modified leases	5,143	3,675	7,395
The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 31, 2022, the Company operated a total of 2,333 retail stores in 49 states (2,066 Tractor Supply retail stores, 186 Petsense by Tractor Supply retail stores, and 81 Orscheln Farm and Home retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com, Petsense.com, and Orschelnfarmhome.com.

On October 12, 2022, the Company completed its acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”). The Company acquired 166 Orscheln stores for approximately $397.7 million, exclusive of cash acquired. Concurrently with the closing of the acquisition, the Company divested 85 store locations to two buyers. Net proceeds from the store divestitures were approximately $69.4 million. In addition, Tractor Supply has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars Supply, Inc. for approximately $10 million within 15 months after the closing of the acquisition. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility (as defined below). The Company plans to rebrand all Orscheln stores to Tractor Supply stores by the end of fiscal 2023. See Note 3 to the Consolidated Financial Statements for additional information surrounding the acquisition of Orscheln Farm and Home.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal year ended December 31, 2022 consisted of 53 weeks, while the years ended December 25, 2021 and December 26, 2020 each consisted of 52 weeks.

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

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 31, 2022, the Company had insurance reserves for workers' compensation of $74.0 million, compared to $67.1 million at December 25, 2021. Insurance reserves for general liability plans was $51.5 million at December 31, 2022 compared to $41.3 million at December 25, 2021. In addition, insurance receivables recorded in Other assets on the Consolidated Balance Sheets for claims greater than our insurance stop-loss limits were $18.4 million and $14.9 million as of December 31, 2022 and December 25, 2021.

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

No significant impairment charges were recognized in fiscal 2022 or 2021 related to long-lived assets. In fiscal 2020, we recognized $5.1 million of impairment charges related to long-lived assets for Petsense by Tractor Supply stores.  Impairment charges, if recognized, are included in selling, general and administrative (“SG&A”) expenses in the Consolidated Statements of Income.

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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations for the amount in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach, when available and appropriate, the income approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

No impairment charges were recognized in fiscal 2022 or 2021 related to indefinite-lived intangible assets. As described in further detail in Note 4 to the Consolidated Financial Statements, in fiscal 2020 we recognized goodwill impairment of $60.8 million and trade name asset impairment of $8.2 million related to Petsense by Tractor Supply. Impairment charges, if recognized, are included as a separate line item within SG&A expenses in the Consolidated Statements of Income.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $24.0 million and $17.9 million as of December 31, 2022 and December 25, 2021, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $4.6 million, $4.2 million, and $3.6 million in fiscal 2022, 2021, and 2020, respectively.

The Company offers a points-based Neighbor’s Club loyalty program to its customers. The points earned by customers can be redeemed for free services or discounts on future purchases. The Company defers the estimated standalone selling price of points related to the loyalty program as a reduction to revenue and establish a corresponding liability in deferred revenue on the Consolidated Balance Sheet. The estimated selling price of each point is based on the standard value per point (1 point is generally equivalent to $0.01), net of points not expected to be redeemed, based on historical redemption. When points are relieved (redeemed, expired, cancelled, etc.), revenue is recognized with a corresponding reduction to the program liability. The Company had a liability for the loyalty program of $19.2 million and $20.9 million as of December 31, 2022 and December 25, 2021, respectively.

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

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs for retail, distribution facility, and corporate team members; share-based compensation expenses; occupancy costs of retail, distribution, and corporate facilities; advertising; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs, such as computer maintenance, supplies, travel, and lodging.

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $94.6 million, $95.4 million, and $100.9 million for fiscal 2022, 2021, and 2020, respectively.  Prepaid advertising costs were approximately $2.1 million and $1.7 million as of December 31, 2022, and December 25, 2021, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $424.1 million, $367.4 million, and $292.6 million for fiscal 2022, 2021, and 2020, respectively.

Index

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $10.2 million, $10.4 million, and $8.6 million for fiscal 2022, 2021, and 2020, respectively.

Share-Based Compensation

The Company has share-based compensation plans covering certain members of management and non-employee directors, which include non-qualified stock options, restricted stock units, and performance-based restricted share units. Performance-based restricted share units are subject to performance conditions that include both Company and market performance. In addition, the Company offers an Employee Stock Purchase Plan (“ESPP”) to eligible team members.

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

Index
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

Index
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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.18 billion and $1.00 billion in outstanding borrowings as of December 31, 2022 and December 25, 2021, respectively. The fair value of the Company's $150 million 3.70% Senior Notes (the “3.70% Senior Notes”), the $200 million term loan (the “November 2020 Term Loan,” retired on September 30, 2022 and discussed in further detail in Note 5 to the Consolidated Financial Statements), and the $378 million in borrowings under the Company's Revolving Credit Facility (as defined below) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings under the $3.70% Senior Notes, the November 2020 Term Loan, and the Revolving Credit Facility all approximate fair value for each period reported.

The fair value of the Company's $650 million 1.75% Senior Notes (the “1.75% Senior Notes”) is determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying value and the fair value of the 1.75% Senior Notes, net of discount were as follows (in thousands):

	December 31, 2022		December 25, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
1.75% Senior Notes	$639,220	$500,065	$637,844	$614,881

The Company’s interest rate swap is carried at fair value, which is determined based on the present value of expected future cash flows using forward rate curves, which is considered a Level 2 input. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income, net of related income taxes, and reclassified into earnings in the same income statement line in the period in which the hedged transaction(s) affect earnings. The fair value of the interest rate swap, excluding accrued interest, was as follows (in thousands):

	Fair Value Measurements at
	December 31, 2022	December 25, 2021
Interest rate swap assets (Level 2)	$15,146	$1,809

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

Index

The fair value of the interest rate swaps, excluding accrued interest, was a net asset of $15.1 million and $1.8 million as of December 31, 2022 and December 25, 2021, respectively.

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

	Estimated Useful Lives	December 31, 2022	December 25, 2021
Land		$100,129	$100,129
Buildings and improvements	1 – 35 years	1,753,601	1,517,052
Furniture, fixtures and equipment	5 – 10 years	1,086,013	900,272
Computer software and hardware	2 – 7 years	766,031	694,455
Construction in progress		394,143	211,486
Property and equipment, gross		4,099,917	3,423,394
Accumulated depreciation and amortization		(2,016,301)	(1,805,588)
Property and equipment, net		$2,083,616	$1,617,806

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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This collective guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Inter-Bank Offer Rate (“LIBOR”) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Topic 848,” which deferred the sunset date to Topic 848 from December 31,2022, to December 31, 2024. The Company elected the optional expedients in connection with the debt refinancing and transitioned from LIBOR to the Secured Overnight Financing Rate (“SOFR”) on September 30, 2022.

New Accounting Pronouncements Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments are effective for all companies for fiscal years beginning after December 15, 2022 on a retrospective basis. Upon adoption, the Company will be required to include additional disclosures of the supplier finance program obligations.

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

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant. Performance-based awards will vest if established performance conditions are met subject to continued employment. Certain performance-based awards are also subject to a market condition such that the actual number of shares vest are further modified based on the achievement of a relative stockholder return modifier. At December 31, 2022, the Company had approximately 9.2 million shares available for future equity awards under the Company’s 2018 Plan.

Index
Share-based compensation expense of awards was $53.8 million, $47.6 million, and $37.3 million for fiscal 2022, 2021, and 2020, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2022, 2021, and 2020, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2022	2021	2020
Expected price volatility	29.9% - 31.3%	29.8% - 30.3%	26.7% - 30.0%
Risk-free interest rate	1.7% - 4.3%	0.3% - 1.0%	0.2% - 1.3%
Weighted average expected lives (in years)	4.1	4.3	4.3
Forfeiture rate	6.9%	7.0%	7.0%
Dividend yield	1.6%	1.5%	1.5%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company calculates the expected price volatility based on the historical volatility of the Company’s stock price, as well as implied volatility. To calculate historical changes in market value, the Company uses daily market value changes from the date of grant over a past period generally representative of the expected life of the options to determine volatility.  The Company believes the use of a blended volatility provides an appropriate indicator of future volatility. An increase in the expected volatility will increase compensation expense.

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	1,168,311	95.85		6.9	$154,706
Granted	141,803	220.70	$49.69
Exercised	(201,273)	88.61
Canceled	(18,452)	169.41
Outstanding at December 31, 2022	1,090,389	$112.18		6.3	$122,985

Exercisable at December 31, 2022	687,825	$87.03		5.2	$94,875

Index
The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 31, 2022, total unrecognized compensation expense related to non-vested stock options was approximately $7.6 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2022, 2021, or 2020.

Other information relative to options activity during fiscal 2022, 2021, and 2020 is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Total fair value of stock options vested	$7,783	$8,478	$12,546
Total intrinsic value of stock options exercised	$25,024	$90,532	$64,395

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

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 25, 2021	523,419	$115.59
Granted	200,503	208.89
Vested	(233,777)	111.34
Forfeited	(41,063)	164.54
Restricted at December 31, 2022	449,082	$155.24

As of December 31, 2022, total unrecognized compensation expense related to non-vested restricted stock units was approximately $40.9 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to restricted stock units in fiscal 2022, 2021, or 2020.

Other information relative to restricted stock unit activity during fiscal 2022, 2021, and 2020 is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Total grant date fair value of restricted stock units vested and issued	$26,031	$25,222	$17,935
Total intrinsic value of restricted stock units vested and issued	$50,532	$47,136	$23,011

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. The performance metrics for the performance-based restricted share units granted in fiscal 2021 and fiscal 2022 also include a relative total shareholder return (“TSR”) modifier such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company's TSR performance relative to the constituents of the S&P 500 as well as the level of achievement of the performance goals. If the performance targets are achieved, the performance-based restricted share units will be issued based on the achievement level, inclusive of the relative TSR modifier and the grant date fair value, and will cliff vest in full on the third anniversary of the date of the grant. The fair value of the performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation for the performance shares with a TSR modifier granted during fiscal 2022 and during fiscal 2021 are presented below:

Index

	Fiscal Year
Assumption	2022	2021
Expected volatility	30.91%	31.47%
Risk-free interest rate	1.53%	0.18%
Compounded dividend yield	1.63%	1.13%

A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 25, 2021	187,018	$107.99
Granted (a)	53,222	223.76
Performance adjustment	78,356	90.00
Vested	(156,712)	90.00
Forfeited	(6,285)	196.11
Restricted at December 31, 2022	155,599	$155.02

(a) Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets, inclusive of the TSR modifier.

As of December 31, 2022, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $19.8 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to performance-based restricted share units in fiscal 2022, 2021, or 2020.

Other information relative to performance-based restricted share unit activity during fiscal 2022 is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Total grant date fair value of performance-based restricted share units vested and issued	$14,104	$648	$1,895
Total intrinsic value of performance-based restricted share units vested and issued	$33,895	$1,538	$2,826
Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units granted, the number of shares issued on the date the stock awards vest is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 258,550; 219,723; and 186,751 shares as a result of vested restricted stock units and performance-based restricted share units during fiscal 2022, 2021, and 2020, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 131,939; 95,996; and 81,946 shares withheld to satisfy $28.6 million, $14.9 million, and $7.8 million of employees’ tax obligations during fiscal 2022, 2021, and 2020, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 44,390; 48,446; and 63,704 shares of common stock during fiscal 2022, 2021, and 2020, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.8 million, $1.4 million, and $1.4 million in fiscal 2022, 2021, and 2020, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 31, 2022, there were approximately 11.7 million remaining shares of common stock reserved for future issuance under the ESPP.

Index
Note 3 - Acquisition of Orscheln Farm and Home, LLC and Related Divestitures

On October 12, 2022, the Company completed its acquisition of Orscheln, which expands the Company's footprint in the Midwest part of the United States. Pursuant to the agreement governing the Transaction, the Company acquired 100% of the equity interest in Orscheln, inclusive of 166 Orscheln stores, the Orscheln corporate headquarters, and the Orscheln distribution center, for an all-cash purchase price of $397.7 million, exclusive of cash acquired. The acquisition was financed with cash-on-hand and Revolving Credit Facility borrowings under the 2022 Senior Credit Facility (as defined below).

In order to obtain regulatory approval for the Orscheln acquisition, the FTC required the Company to divest of 85 stores, which were sold to two buyers, Bomgaars Supply, Inc. (“Bomgaars”) (73 stores) and Buchheit Enterprises, Inc. (“Buchheit”) (12 stores) (collectively, the “Buyers”), on October 12, 2022, concurrently with the closing of the acquisition. Net proceeds of the store divestitures were $69.4 million. In addition, the Company has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars for $10 million within 15 months after the closing of the acquisition.

In conjunction with the store divestitures to Bomgaars and Buchheit, the Company entered into a transition services agreement with both Bomgaars and Buchheit, under which we will provide certain transition services to Bomgaars and Buchheit, and such agreements will remain in place until the earlier of 12 months following the date of the agreements or the date at which all stores have been converted to the Buyers' respective brands. Under the terms of the transition services agreements, the Company agreed to provide transition services to Bomgaars and Buchheit, both and each respectively, for information technology support and infrastructure, finance and accounting, tax, treasury, human resources, marketing, logistics, warehousing, and inventory replenishment. For the quarter and year-to-date period ended December 31, 2022, the Company was reimbursed $4.8 million for such transition services, which is included in Selling, general, and administrative expenses. Such reimbursements largely offset related expenses incurred to service the transition services agreements.

Preliminary Allocation of the Purchase Price

For the Orscheln acquisition, the Company has applied the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” with respect to the identifiable assets and liabilities of Orscheln, which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs (see Note 1 for an explanation of Level 2 and Level 3 inputs). These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

Although the determination of the preliminary fair values are substantially complete, certain fair value estimates are based on preliminary information and are subject to change during the measurement period, which ends once the Company has determined that it has obtained all necessary information that existed as of the acquisition date or has determined that such information is unavailable and cannot extend beyond one year from the acquisition date. At December 31, 2022, the fair values that are based on preliminary information relate primarily to inventory and certain working capital adjustments. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the Midwest part of the United States.

The purchase consideration and preliminary estimated fair value of Orscheln’s net assets acquired on October 12, 2022 are shown below (in thousands). The assets and liabilities of the 85 divested stores (which were concurrently divested on October 12, 2022), along with the Orscheln corporate headquarters and the Orscheln distribution center, are shown as held for sale in the fair value of assets acquired and liabilities assumed.

Index

Fair value of assets acquired	Preliminary allocation of the purchase price
Cash and cash equivalents	$6,935
Accounts receivable	277
Inventories	168,663
Prepaid expenses and other current assets	7,222
Property and equipment	13,328
Lease right of use assets	82,755
Deferred income taxes	18,481
Assets held for sale	173,554
Other assets	160
Less: liabilities assumed
Accounts payable	80,323
Accrued liabilities	20,291
Short-term lease liabilities	5,986
Long-term lease liabilities	70,626
Liabilities held for sale	94,190
Goodwill	197,742
Total fair value of considerations transferred	$397,700

The resulting goodwill of $197.7 million is deductible for income tax purposes and represents the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the Midwest part of the United States.

Transaction costs related to the Orscheln acquisition were expensed as incurred and are included in selling, general, and administrative expenses in the Consolidated Statements of Income.

The results of operations of Orscheln have been included in the Consolidated Financial Statements since the date of acquisition.

Note 4 – Goodwill and Other Intangible Assets:

Goodwill

The changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2022 and December 25, 2021 are as follows (in thousands):

	Fiscal Year 2022			Fiscal Year 2021
	Tractor Supply	Petsense by Tractor Supply	Consolidated	Tractor Supply	Petsense by Tractor Supply	Consolidated
Balance, beginning of year	$10,258	$22,161	$32,419	$10,258	$22,161	$32,419
Goodwill acquired as part of Orscheln acquisition	197,742	—	197,742	—	—	—
Balance, end of year	$208,000	$22,161	$230,161	$10,258	$22,161	$32,419

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

In the fourth quarter of fiscal 2022 and 2021, the Company completed its annual impairment assessment of goodwill for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded, that while there have been events and circumstances in the macro-environment that

Index
have impacted the Company's business, there were not any entity-specific indicators of impairment of goodwill that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to goodwill being recognized in fiscal 2022 and fiscal 2021.

In the fourth quarter of fiscal 2020, the Company identified qualitative indicators of impairment as a result of a strategic reassessment of the Petsense by Tractor Supply business, including an evaluation of current operations and its future growth outlook due to changing consumer trends within certain identified growth markets, which resulted in a decision to reduce the number of new store openings planned over the long term. The carrying value of goodwill for the Petsense by Tractor Supply reporting unit is indicative of the expected growth and development of the business. The aforementioned decision to reduce the long-term growth outlook resulted in a downward adjustment of the future financial forecasts for the Petsense by Tractor Supply business which indicated that impairment of the goodwill asset was a more-likely-than-not outcome.

We conducted a quantitative impairment analysis of the Petsense by Tractor Supply reporting unit using the income approach. As a result of the quantitative impairment analysis of the Petsense by Tractor Supply reporting unit, it was determined that the carrying value exceeded the fair value, resulting in a pre-tax impairment loss of approximately $60.8 million in fiscal 2020.

Other Intangible Assets

The Company had approximately $23.1 million of intangible assets other than goodwill at December 31, 2022 and December 25, 2021. The intangible asset balance represents the carrying value of the Petsense trade name, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon. The trade name asset is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2022 and 2021, the Company completed its annual impairment assessment of intangible assets for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded, there were no indicators of impairment of intangible assets that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to intangible assets recognized in fiscal 2022 and fiscal 2021.

In the fourth quarter of fiscal 2020, the aforementioned decision to reduce the long-term growth outlook for Petsense by Tractor Supply resulted in a downward adjustment of its future financial forecasts which indicated that impairment of the trade name asset was a more-likely-than-not outcome. The Company conducted a quantitative impairment analysis in the fourth quarter of fiscal 2020 using the relief-from-royalty method. As a result of the quantitative impairment analysis, it was determined that the carrying value of the Petsense trade name was in excess of the fair value, resulting in a pre-tax impairment loss of approximately $8.2 million in fiscal 2020.

Index
Note 5 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 31, 2022	December 25, 2021
1.75% Senior Notes	$650.0	$650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
November 2020 Term Loan	—	200.0
Revolving Credit Facility	378.0	—
Total outstanding borrowings	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.9)	(13.6)
Total debt	1,164.1	986.4
Less: current portion of long-term debt	—	—
Long-term debt	$1,164.1	$986.4

Outstanding letters of credit	$52.6	$52.9

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

Index
Senior Note Facility (including 3.70% Senior Notes due 2029)

On August 14, 2017, the Company entered into a note purchase and private shelf agreement, by and among the Company, PGIM, Inc. (“Prudential”), and other holders of the notes (the “Note Purchase Agreement” and collectively as amended, the “Note Purchase Facility”), pursuant to which the Company agreed to sell, in a private placement, $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 bearing interest at 3.70% per annum (the “3.70% Senior Notes”). The entire principal amount of the 3.70% Senior Notes is due in full on August 14, 2029. Interest is payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Facility are unsecured.

The Company may from time to time issue and sell additional senior unsecured notes (the “Shelf Notes”) pursuant to the Note Purchase Facility, in an aggregate principal amount of up to $300 million minus the aggregate principal amount of all notes outstanding and issued under the Note Purchase Facility.

Pursuant to the Note Purchase Facility, the 3.70% Senior Notes and any Shelf Notes (collectively, the “Senior Note Facility”) are redeemable by the Company, in whole at any time or in part from time to time, at 100% of the principal amount of the Senior Note Facility being redeemed, together with accrued and unpaid interest thereon and a make whole amount calculated by discounting all remaining scheduled payments on the Senior Note Facility by the yield on the U.S. Treasury security with a maturity equal to the remaining average life of the Senior Note Facility plus 0.50%.

Amendments to Note Purchase and Private Shelf Agreement

On September 30, 2022, the Company entered into a Third Amendment to the Note Purchase Facility by and among the Company, Prudential and other holders of the notes, which modifies certain provisions of the Note Purchase Facility and conforms certain representations, warranties and covenants with the 2022 Senior Credit Facility.

On November 2, 2022, the Company entered into a Fourth Amendment to the Note Purchase Facility (the “Fourth Amendment”) by and among the Company, Prudential and other holders of the notes, which also amends the Note Purchase Facility. The Fourth Amendment extends the issuance period in which the Company may issue and sell, and Prudential may consider in its sole discretion the purchase of, in one or a series of transactions, additional senior unsecured notes of the Company (the “Shelf Note”), in an aggregate principal amount of up to $150 million under the Note Purchase Facility. The Shelf Notes may be issued through November 1, 2025, unless either party terminates such issuance right.

2022 Senior Credit Facility

On September 30, 2022 the Company entered into a new credit agreement, providing for a credit facility (the “2022 Senior Credit Facility”), consisting of a revolving credit facility (the “Revolving Credit Facility”) in the maximum principal amount of $1.20 billion (with a sublimit of $50.0 million for swingline loans and a sublimit of $150.0 million for letters of credit). In addition, the Company has an option to increase the Revolving Credit Facility or establish term loans in an amount not to exceed $500.0 million in the aggregate, subject to, among other things, the receipt of commitments for the increased amount. The 2022 Senior Credit Facility is unsecured and has a five-year term with two options to request that the lenders extend the maturity date of the obligations owed to each lender for one year (and the right to replace any lenders electing not to extend).

Borrowings for the Revolving Credit Facility will bear interest at either the bank’s base rate (7.500% at December 31, 2022) plus an additional margin ranging from 0.000% to 0.250% (0.000% at December 31, 2022) or adjusted SOFR (4.358% at December 31, 2022) plus an additional margin ranging from 0.750% to 1.250% (1.000% at December 31, 2022) adjusted based on the Company's public credit ratings. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity ranging from 0.080% to 0.150% (0.100% at December 31, 2022) per annum, adjusted based on the Company's public credit ratings.

The 2022 Senior Credit Facility replaced the Company’s previous senior credit facility (the “Senior Credit Facility”). Proceeds from borrowings under the 2022 Senior Credit Facility were used to pay off the Senior Credit Facility.

In connection with the debt refinancing, the Company amended its interest rate swap agreement to convert the reference rate from one-month LIBOR to one-month term SOFR and elected the optional expedients offered under the Accounting Standards Codification 848, Reference Rate Reform, which allows the cash flow hedge to continue being recognized under hedge accounting without dedesignation.

Index
Covenants and Default Provisions of the Debt Agreements

The 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 31, 2022, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events and invalidity of loan documents. Upon certain changes of control, payment under the Debt Agreements could become due and payable. In addition, under the Note Purchase Facility, upon an event of default or change of control, the make whole payment described above may become due and payable.

The Note Purchase Facility also requires that, in the event the Company amends its Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Facility or that are similar to those contained in the Note Purchase Facility but which contain percentages, amounts, formulas or grace periods that are more restrictive than those set forth in the Note Purchase Facility or are otherwise more beneficial to the lenders thereunder, the Note Purchase Facility shall be automatically amended to include such additional or amended covenants and/or default provisions.

Note 6 – Leases:

The Company leases the majority of its retail store locations, two distribution sites, its Merchandise Innovation Center, and certain equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2043.  Store leases typically have initial terms of between 10 years and 20 years, with two to four optional renewal periods of five years each.  The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $32.1 million and $32.0 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 31, 2022 and December 25, 2021, respectively.

Index
The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 31, 2022	December 25, 2021
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$3,351	$5,085
Interest on lease liabilities	Interest expense, net	1,787	1,740
Operating lease cost	Selling, general and administrative expenses	434,313	400,908
Variable lease cost	Selling, general and administrative expenses	89,026	79,479
Net lease cost		$528,477	$487,212

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2023	$453,562	$4,808	$458,370
2024	436,059	4,823	440,882
2025	412,422	4,750	417,172
2026	379,691	4,720	384,411
2027	342,620	4,802	347,422
After 2027	1,675,592	22,816	1,698,408
Total lease payments	3,699,946	46,719	3,746,665
Less: Interest	(632,534)	(8,889)	(641,423)
Present value of lease liabilities	$3,067,412	$37,830	$3,105,242

(a) Operating lease payments exclude $289.1 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

	December 31, 2022	December 25, 2021
Weighted-average remaining lease term (years):
Finance leases	10.1	10.5
Operating leases	10.1	10.0
Weighted-average discount rate:
Finance leases	4.6%	4.8%
Operating leases	3.8%	3.6%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$4,057	$4,580
Operating cash flows used for finance leases	1,787	1,740
Operating cash flows for operating leases	430,396	404,864

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

Dividends

During fiscal 2022 and 2021, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 2, 2022	$0.92	November 21, 2022	December 6, 2022
August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

November 3, 2021	$0.52	November 22, 2021	December 8, 2021
August 4, 2021	$0.52	August 23, 2021	September 8, 2021
May 5, 2021	$0.52	May 24, 2021	June 8, 2021
January 27, 2021	$0.52	February 22, 2021	March 9, 2021

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

On February 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock.  The dividend will be paid on March 14, 2023, to stockholders of record as of the close of business on February 27, 2023.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. As of December 31, 2022, the authorization amount of the program, which has been increased from time to time, was authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The total authorized amount reflects a $2.00 billion increase to the share repurchase program which was approved by the Board of Directors on January 26, 2022. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 31, 2022, the Company had remaining authorization under the share repurchase program of $1.65 billion, exclusive of any fees, commissions or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases in fiscal 2022, 2021, and 2020, respectively (in thousands, except per share amounts):

	Fiscal Year
	2022	2021	2020
Total number of shares repurchased	3,378	4,364	3,439
Average price paid per share	$207.23	$183.07	$99.72
Total cash paid for share repurchases	$700,063	$798,893	$342,957

Shares repurchased in fiscal 2020 were impacted by the temporary suspension of our share repurchase program from March 12, 2020 until November 5, 2020, in order to strengthen our liquidity and preserve cash while navigating the COVID-19 pandemic.

Note 9 – Net Income Per Share:

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2022
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,088,712	111,336	$9.78
Dilutive effect of share-based awards	—	813	(0.07)
Diluted net income per share:	$1,088,712	112,149	$9.71

	Fiscal Year
	2021
	Net Income	Shares	Per Share Amount
Basic net income per share:	$997,114	114,794	$8.69
Dilutive effect of share-based awards	—	1,030	(0.08)
Diluted net income per share:	$997,114	115,824	$8.61

	Fiscal Year
	2020
	Net Income	Shares	Per Share Amount
Basic net income per share:	$748,958	116,370	$6.44
Dilutive effect of share-based awards	—	1,066	(0.06)
Diluted net income per share:	$748,958	117,436	$6.38

Anti-dilutive share-based awards excluded from the above calculations totaled approximately 0.1 million in fiscal 2022 and less than 0.1 million in fiscal 2021 and fiscal 2020.

Index
Note 10 – Income Taxes:

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2022	2021	2020
Current tax expense:
Federal	$225,565	$221,152	$211,228
State	41,748	34,238	38,511
Total current	267,313	255,390	249,739

Deferred tax expense/(benefit):
Federal	50,833	24,303	(21,997)
State	(2,548)	3,281	(8,553)
Total deferred	48,285	27,584	(30,550)
Total provision	$315,598	$282,974	$219,189

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2022	December 25, 2021
Tax assets:
Inventory valuation	$30,599	$23,365
Accrued employee benefits costs	24,544	36,810
Nondeductible reserves	8,259	7,099
Finance lease liabilities	9,531	8,958
Operating lease liabilities	763,729	740,478
Deferred compensation	13,459	12,201
Workers' compensation insurance	14,667	14,271
General liability insurance	11,142	9,402
Income tax credits	13,131	7,986
Amortization	23,496	7,803
Depreciation	19,322	—
Other	12,452	12,799
	944,331	881,172
Tax liabilities:
Finance lease assets	(8,113)	(7,797)
Operating lease right-of-use assets	(723,688)	(702,197)
Depreciation	(231,191)	(161,137)
Other	(12,114)	(7,604)
	(975,106)	(878,735)

Net deferred tax (liability) / asset	$(30,775)	$2,437
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $14.0 million and $6.6 million as of December 31, 2022 and December 25, 2021, respectively, with varying dates of expiration through 2037.  The Company provided no valuation allowance as of December 31, 2022 and December 25, 2021 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

Index
A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2022	2021	2020
Tax provision at statutory rate	$294,905	$268,819	$203,311
Tax effect of:
State income taxes, net of federal tax benefits	41,235	36,116	27,642
Tax credits, net of federal tax benefits	(15,616)	(13,157)	(8,828)
Share-based compensation programs	(9,025)	(13,368)	(9,303)
Other	4,099	4,564	6,367
Total income tax expense	$315,598	$282,974	$219,189

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2018.  Various states have completed an examination of our income tax returns for 2018 through 2020 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $4.5 million at December 31, 2022. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 31, 2022.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2022	2021	2020
Balance at beginning of year	$3,749	$3,236	$2,760
Additions based on tax positions related to the current year	1,359	927	816
Additions for tax positions of prior years	760	51	32
Reductions for tax positions of prior years	(506)	(465)	(372)
Balance at end of year	$5,362	$3,749	$3,236

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The enactment of this legislation did not have a material impact on income tax expense in fiscal 2022. However, the Company did elect to participate in the deferral of the employer’s share of social security tax deposits, with $24.5 million included within other accrued expenses in the Consolidated Balance Sheet as of December 25, 2021. The remaining balance of deferred social security tax deposits was paid during 2022.

Note 11 – Retirement Benefit Plans:

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $17.2 million, $15.3 million, and $12.9 million during fiscal 2022, 2021, and 2020, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.6 million, $0.3 million, and $0.6 million during fiscal 2022, 2021, and 2020, respectively.

Index

Note 12 – Commitments and Contingencies:

Contractual Commitments

At December 31, 2022, the Company had contractual commitments of approximately $105.4 million, of which $61.0 million is related to the construction of new distribution centers, and the remaining is related to purchase obligations such as inventory purchases and marketing-related contracts. The Company does not have material contractual commitments related to construction projects extending greater than twelve months. In addition, the Company had $289.1 million legally binding minimum lease payments for leases signed, but not yet commenced. The Company has also committed to sell the Orscheln corporate headquarters and distribution center to Bomgaars for $10 million within 15 months following the closing of the Orscheln acquisition.

Letters of Credit

At December 31, 2022, there were $52.6 million outstanding letters of credit under the Senior Credit Facility.

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

Note 13 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each major product category during fiscal 2022, 2021, and 2020:

	Percent of Net Sales
	Fiscal Year
Product Category:	2022	2021	2020
Livestock and Pet	50%	47%	47%
Seasonal, Gift and Toy Products	21	21	21
Hardware, Tools and Truck	19	21	21
Clothing and Footwear	7	8	7
Agriculture	3	3	4
Total	100%	100%	100%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 31, 2022.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information set forth under the caption “Information about our Executive Officers” in Part I of this Form 10-K is incorporated herein by reference.

The information set forth under the captions “Item 1: Election of Directors,” “Board Meetings and Committees,” and “Delinquent Section 16(a) Reports” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2023, is incorporated herein by reference.

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

Item 11.        Executive Compensation

The information set forth under the captions “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” and “Executive Compensation” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2023, is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2023, is incorporated herein by reference.

Index
Following is a summary of our equity compensation plans as of December 31, 2022, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	1,695,070	(a)	$112.18	(b)	9,158,990
Employee Stock Purchase Plan	—		—		11,715,156
Equity compensation plans not approved by security holders	—		—		—
Total	1,695,070		$112.18		20,874,146

(a) Includes 1,090,389 outstanding stock options, 404,010 unvested restricted stock units and 45,072 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 155,599 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2023, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 11, 2023, is incorporated herein by reference.
PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements

See Consolidated Financial Statements under Item 8 on pages 44 through 76 of this Form 10-K.

(a) (2)    Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

(a) (3)    Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 80 through 84 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 23, 2023	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2023
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2023
/s/ Cynthia T. Jamison Cynthia T. Jamison	Chairman of the Board	February 23, 2023
/s/ Joy Brown Joy Brown	Director	February 23, 2023
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 23, 2023
/s/ Andre J. Hawaux Andre J. Hawaux	Director	February 23, 2023
/s/ Denise L. Jackson Denise L. Jackson	Director	February 23, 2023
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 23, 2023
/s/ Edna K. Morris Edna K. Morris	Director	February 23, 2023
/s/ Mark J. Weikel Mark J. Weikel	Director	February 23, 2023

Index
EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

3.2	Sixth Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

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

Index

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

10.24
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, and incorporated herein by reference).+

10.25
Form of Performance Share Unit Agreement for the Chief Executive Officer under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 22, 2018, and incorporated herein by reference).+

10.26
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, and incorporated herein by reference).+

10.27
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.28
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.29
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

Index

10.30
Form of Indemnification Agreement, by and between Tractor Supply Company and each of its executive officers and directors, dated November 8, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on November 14, 2018, and incorporated herein by reference).+

10.31
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 21, 2019, and incorporated herein by reference).+

10.32
Form of Performance Share Unit Agreement for Chief Executive Officer under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 21, 2019, and incorporated herein by reference).+

10.33
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 21, 2019, and incorporated herein by reference).+

10.34
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 21, 2019, and incorporated herein by reference).+

10.35
Form of Change in Control Agreement, dated as of March 8, 2021 by and between Tractor Supply Company and each of Kurt D. Barton, Robert D. Mills, John P. Ordus, Jonathan S. Estep, Melissa D. Kersey, Colin W. Yankee, Noni L. Ellison, Christi C. Korzekwa, and Matthew L. Rubin (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, and incorporated herein by reference). +

10.36
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2019, and incorporated herein by reference).+

10.37
Change in Control Agreement, dated March 8, 2021, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on March 10, 2021, and incorporated herein by reference).+

10.38
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

10.39
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

10.40
Form of Performance Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.59 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.41
Form of Restricted Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.60 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.42
Form on Nonqualified Stock Option Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 18, 2021, and incorporated herein by reference).+

10.43
First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

10.44
Second Amendment to Note Purchase and Private Shelf Agreement, dated November 4, 2020, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, and incorporated herein by reference).

10.45
Offer Letter between Melissa D. Kersey and Tractor Supply Company (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2021 and incorporated herein by reference).+

10.46
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

Index

10.47
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.48
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.49
Form of Nonqualifed Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.50
Form of Restricted Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.51
Form of Performance Share Unit Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.50 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.52
Form of Nonqualified Stock Option Agreement for Petsense Employees under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.53
Third Amendment to Note Purchase and Private Shelf Agreement, dated September 30, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 5, 2022, and incorporated herein by reference).

10.54
Credit Agreement, dated as of September 30, 2022, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.55
Fourth Amendment to Note Purchase and Private Shelf Agreement, dated November 2, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.56
Form of Omnibus Amendment to Non-Qualified Stock Option Grant Agreements (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).+

10.57
Letter Agreement, dated as of February 9, 2023, amending the Employment Agreement dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.58
Amended and Restated Change in Control Agreement, dated February 9, 2023 by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.59
Form of Amended and Restated Change in Control Agreement, dated as February 9, 2023 (filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.60
Amended and Restated Performance Share Unit Agreement for CEO Grant Made in 2022, dated as of February 9, 2023 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.61
Amended and Restated Performance Share Unit Agreement for CEO Grant Made in 2021, dated as of February 9, 2023 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.62*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and Above).+

10.63*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO).+

10.64*	Form of Performance Share Unit Agreement for Petsense under the Tractor Supply Company 2018 Omnibus Incentive Plan.+

Index

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101* The following financial information from our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on February 23, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2022 and December 25, 2021, (ii) the Consolidated Statements of Income for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020, and (vi) the Notes to Consolidated Financial Statements.

104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
** Furnished herewith
+           Management contract or compensatory plan or arrangement