Form 10-Q
period 2023-04-01
TRACTOR SUPPLY CO /DE/
filed 2023-04-27
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 24, 2023
Common Stock, $0.008 par value	109,568,348

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	April 1,	December 31,	March 26,
	2023	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$190,078	$202,502	$405,432
Inventories	3,030,712	2,709,597	2,568,179
Prepaid expenses and other current assets	235,510	245,676	185,634
Income taxes receivable	2,621	—	9,030
Total current assets	3,458,921	3,157,775	3,168,275
Property and equipment, net	2,144,769	2,083,616	1,655,750
Operating lease right-of-use assets	2,950,610	2,953,801	2,744,095
Goodwill and other intangible assets	253,262	253,262	55,520
Other assets	41,253	41,536	63,168
Total assets	$8,848,815	$8,489,990	$7,686,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,526,540	$1,398,288	$1,341,645
Accrued employee compensation	21,507	120,302	49,124
Other accrued expenses	472,742	498,575	445,079
Current portion of finance lease liabilities	2,818	3,179	4,042
Current portion of operating lease liabilities	313,809	346,397	359,774
Income taxes payable	12,284	9,471	—
Total current liabilities	2,349,700	2,376,212	2,199,664
Long-term debt	1,601,563	1,164,056	986,896
Finance lease liabilities, less current portion	33,831	34,651	36,649
Operating lease liabilities, less current portion	2,751,756	2,721,877	2,529,605
Deferred income taxes	76,450	30,775	37,487
Other long-term liabilities	120,969	120,003	106,485
Total liabilities	6,934,269	6,447,574	5,896,786
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,417	1,415	1,413
Additional paid-in capital	1,262,775	1,261,283	1,204,294
Treasury stock	(5,053,077)	(4,855,909)	(4,452,026)
Accumulated other comprehensive income	9,438	11,275	7,338
Retained earnings	5,693,993	5,624,352	5,029,003
Total stockholders’ equity	1,914,546	2,042,416	1,790,022
Total liabilities and stockholders’ equity	$8,848,815	$8,489,990	$7,686,808

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,151, 176,876, and 176,679 shares issued; 109,660, 110,251, and 112,075 shares outstanding at April 1, 2023, December 31, 2022, and March 26, 2022, respectively.
Treasury Stock (at cost, shares in thousands): 67,491, 66,625, and 64,604 shares at April 1, 2023, December 31, 2022, and March 26, 2022, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three
	Months Ended
	April 1, 2023	March 26, 2022
Net sales	$3,299,225	$3,024,132
Cost of merchandise sold	2,129,317	1,967,623
Gross profit	1,169,908	1,056,509
Selling, general and administrative expenses	828,235	734,577
Depreciation and amortization	97,233	77,646
Operating income	244,440	244,286
Interest expense, net	12,680	7,069
Income before income taxes	231,760	237,217
Income tax expense	48,672	49,990
Net income	$183,088	$187,227

Net income per share – basic	$1.66	$1.66
Net income per share – diluted	$1.65	$1.65

Weighted average shares outstanding:
Basic	110,045	112,531
Diluted	110,781	113,504

Dividends declared per common share outstanding	$1.03	$0.92

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three
	Months Ended
	April 1, 2023	March 26, 2022
Net income	$183,088	$187,227
Other comprehensive (loss) / income:
Change in fair value of interest rate swaps, net of taxes	(1,837)	5,993
Total other comprehensive (loss) / income	(1,837)	5,993
Total comprehensive income	$181,251	$193,220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 1, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	April 1, 2023	March 26, 2022
Cash flows from operating activities:
Net income	$183,088	$187,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,233	77,646
(Gain)/loss on disposition of property and equipment	(139)	326
Share-based compensation expense	14,514	12,316
Deferred income taxes	45,675	39,924
Change in assets and liabilities:
Inventories	(321,115)	(376,987)
Prepaid expenses and other current assets	10,166	(21,516)
Accounts payable	128,252	186,015
Accrued employee compensation	(98,796)	(60,494)
Other accrued expenses	(39,243)	(28,463)
Income taxes	191	8,070
Other	(272)	35,002
Net cash provided by operating activities	19,554	59,066
Cash flows from investing activities:
Capital expenditures	(157,943)	(112,387)
Proceeds from sale of property and equipment	259	99
Net cash used in investing activities	(157,684)	(112,288)
Cash flows from financing activities:
Borrowings under debt facilities	747,000	—
Repayments under debt facilities	(310,000)	—
Principal payments under finance lease liabilities	(1,631)	(1,197)
Repurchase of shares to satisfy tax obligations	(21,643)	(26,442)
Repurchase of common stock	(183,196)	(296,180)
Net proceeds from issuance of common stock	8,623	7,910
Cash dividends paid to stockholders	(113,447)	(103,467)
Net cash provided by/(used in) financing activities	125,706	(419,376)
Net decrease in cash and cash equivalents	(12,424)	(472,598)
Cash and cash equivalents at beginning of period	202,502	878,030
Cash and cash equivalents at end of period	$190,078	$405,432

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,274	$4,404
Income taxes	1,955	3,897

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$45,178	$23,538
Increase of operating lease assets and liabilities from new or modified leases	84,740	37,694
Increase of finance lease assets and liabilities from new or modified leases	450	5,143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC ("Petsense by Tractor Supply"), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and will convert the 81 acquired Orscheln stores to Tractor Supply stores by the end of fiscal 2023. At April 1, 2023, the Company operated a total of 2,353 retail stores in 49 states (2,164 Tractor Supply and Orscheln retail stores and 189 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The Company adopted this ASU in fiscal 2023, except for the disclosure of rollforward activity, which is effective on a prospective basis beginning in fiscal 2024.

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $30.8 million, $24.2 million, and $32.2 million at April 1, 2023, December 31, 2022, and March 26, 2022, respectively.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term credit card receivables, trade payables, debt instruments, and interest rate swaps.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term credit card receivables, and trade payables approximate current fair value at each balance sheet date.

As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the Company had $1.62 billion, $1.18 billion and $1.00 billion in borrowings under its debt facilities at April 1, 2023, December 31, 2022 and March 26, 2022, respectively. The fair value of the Company's $150 million 3.70% Senior Notes due 2029 (the "3.70% Senior Notes") and the borrowings under the Company's revolving credit facility (the "Revolving Credit Facility") were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

The fair value of the Company's $650 million 1.75% Senior Notes due 2030 (the "1.75% Senior Notes") is determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying value and the fair value of the 1.75% Senior Notes, net of discounts, were as follows (in thousands):

	April 1, 2023		December 31, 2022		March 26, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$639,564	$517,543	$639,220	$500,065	$638,188	$551,129

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

	Fair Value Measurements at
	April 1, 2023	December 31, 2022	March 26, 2022
Interest rate swap assets (Level 2)	$12,678	$15,146	$9,868

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended April 1, 2023.

Index
Share-based compensation expense was $14.5 million and $12.3 million for the first quarter of fiscal 2023 and 2022, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2023:

Fiscal Three Months Ended
April 1, 2023
Stock options granted	119,678
Weighted average exercise price	$232.73
Weighted average grant date fair value per option	$60.91

As of April 1, 2023, total unrecognized compensation expense related to non-vested stock options was approximately $13.2 million with a remaining weighted average expense recognition period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2023:

Fiscal Three Months Ended
April 1, 2023
Restricted Stock Unit Activity
Awards granted	194,189
Weighted average grant date fair value per share	$224.69
Performance-Based Restricted Share Unit Activity
Awards granted (a)	52,330
Weighted average grant date fair value per share - awards granted	$237.80
Performance adjustment (b)	50,411
Weighted average grant date fair value per share - performance adjustment	$85.82

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2023 based on actual achievement of performance targets

In the first three months of fiscal 2023, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of April 1, 2023, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $103.2 million with a remaining weighted average expense recognition period of 2.3 years.

Note 4 - Acquisition of Orscheln Farm and Home, LLC and Related Divestitures

On October 12, 2022, the Company completed its acquisition of Orscheln, which expands the Company's footprint in the Midwest part of the United States. Pursuant to the agreement governing the acquisition, the Company acquired 100% of the equity interest in Orscheln, inclusive of 166 Orscheln stores, the Orscheln corporate headquarters, and the Orscheln distribution

Index
center, for an all-cash purchase price of $397.7 million, exclusive of cash acquired. The acquisition was financed with cash-on-hand and Revolving Credit Facility borrowings under the 2022 Senior Credit Facility (as defined below).

In order to obtain regulatory approval for the Orscheln acquisition, the Federal Trade Commission required the Company to divest of 85 stores, which were sold to two buyers, Bomgaars Supply, Inc. (“Bomgaars”) (73 stores) and Buchheit Enterprises, Inc. (12 stores), on October 12, 2022, concurrently with the closing of the acquisition. Net proceeds from the store divestitures were $69.4 million. In addition, the Company has agreed to sell the Orscheln corporate headquarters and distribution center to Bomgaars for $10 million within 15 months after the closing of the acquisition.

The purchase consideration and preliminary estimated fair value of Orscheln’s net assets acquired on October 12, 2022 are shown below and remain subject to revisions as additional information is obtained about the facts and circumstances that existed at the valuation date. The assets and liabilities of the 85 divested stores, along with the Orscheln corporate headquarters and the Orscheln distribution center, are shown as held for sale in the fair value of assets acquired and liabilities assumed.

(in thousands)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of April 1, 2023
Fair value of assets acquired
Cash and cash equivalents	$6,935	$—	$6,935
Accounts receivable	277	—	277
Inventories	168,663	—	168,663
Prepaid expenses and other current assets	7,222	—	7,222
Property and equipment	13,328	—	13,328
Lease right of use assets	82,755	—	82,755
Deferred income taxes	18,481	—	18,481
Assets held for sale	173,554	—	173,554
Other assets	160	—	160
Less: liabilities assumed
Accounts payable	80,323	—	80,323
Accrued liabilities	20,291	—	20,291
Short-term lease liabilities	5,986	—	5,986
Long-term lease liabilities	70,626	—	70,626
Liabilities held for sale	94,190	—	94,190
Goodwill	197,742	—	197,742
Total fair value of considerations transferred	$397,700	$—	$397,700

The resulting goodwill of $197.7 million is deductible for income tax purposes and represents the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the Midwest part of the United States.

Index
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

	Fiscal Three Months Ended
	April 1, 2023			March 26, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$183,088	110,045	$1.66	$187,227	112,531	$1.66
Dilutive effect of share-based awards	—	736	(0.01)	—	973	(0.01)
Diluted net income per share:	$183,088	110,781	$1.65	$187,227	113,504	$1.65

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for fiscal three months ended April 1, 2023 and less than 0.1 million shares for the fiscal three months ended March 26, 2022.

Note 6 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	April 1, 2023	December 31, 2022	March 26, 2022
1.75% Senior Notes	$650.0	$650.0	$650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	815.0	378.0	—
Total outstanding borrowings	1,615.0	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.4)	(13.9)	(13.1)
Total debt	1,601.6	1,164.1	986.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,601.6	$1,164.1	$986.9

Outstanding letters of credit	$58.4	$52.6	$52.8

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of April 1, 2023 and December 31, 2022 represent amounts drawn under the credit facility (the “2022 Senior Credit Facility”) entered into on September 30, 2022.

Borrowings under the Company's Revolving Credit Facility bore interest either at the bank’s base rate (8.000% at April 1, 2023) plus an additional amount ranging from 0.000% to 0.250% (0.000% at April 1, 2023) or at adjusted Secured Overnight Financing Rate (4.802% at April 1, 2023) plus an additional amount ranging from 0.750% to 1.250% (1.000% at April 1, 2023), adjusted based on the Company's public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at April 1, 2023), adjusted based on the Company's public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement will mature on March 18, 2025, and the notional amount of the agreement is fixed at $200.0 million.

Index
Covenants and Default Provisions of the Debt Agreements

As of April 1, 2023, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of April 1, 2023, the Company was in compliance with all debt covenants.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, and invalidity of loan documents. Upon certain changes of control, amounts outstanding under the Debt Agreements could become due and payable. In addition, under the Note Purchase Facility, upon an event of default or change of control, a whole payment may become due and payable.

The Note Purchase Facility also requires that, in the event the Company amends its 2022 Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Facility or that are similar to those contained in the Note Purchase Facility but which contain percentages, amounts, formulas, or grace periods that are more restrictive than those set forth in the Note Purchase Facility or are otherwise more beneficial to the lenders thereunder, the Note Purchase Facility shall be automatically amended to include such additional or amended covenants and/or default provisions.

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

Dividends

During the first three months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

Index
Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of April 1, 2023, the Company had remaining authorization under the share repurchase program of $1.45 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended April 1, 2023 and March 26, 2022, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	April 1, 2023	March 26, 2022
Total number of shares repurchased	866	1,358
Average price paid per share	$227.67	$218.07
Total cost of share repurchases	$197,168	$296,180

Note 9 – Income Taxes:

The Company’s effective income tax rate was 21.0% in the first quarter of fiscal 2023 compared to 21.1% in the first quarter of fiscal 2022. The decrease in the effective income tax rate in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was driven primarily by a decrease in state income taxes.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

As of April 1, 2023, the Company had contractual commitments of approximately $53.0 million related to the construction and onboarding of new distribution centers.

Letters of Credit

At April 1, 2023, the Company had $58.4 million in outstanding letters of credit under the 2022 Senior Credit Facility.

Litigation

In March 2023, U.S. Customs and Border Protection (“U.S. Customs”) sent the Company a notice that proposed to classify certain of our imports from China as subject to anti-dumping and countervailing (“AD/CV”) duties. We have responded to U.S. Customs outlining the reasons for our position that these imports are not subject to AD/CV duties. The Company currently expects this matter will be resolved without material adverse effect on its consolidated financial position, results of operations or cash flows. However, this matter is subject to inherent uncertainties and management’s view of this matter may change in the future.

Index

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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three months ended April 1, 2023 and March 26, 2022:

	Fiscal Three Months Ended
Product Category	April 1, 2023	March 26, 2022
Livestock and Pet	57%	53%
Hardware, Tools and Truck	17	19
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	6	8
Agriculture	3	3
Total	100%	100%

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K") and subsequent Quarterly reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature), and acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as "will," "intend," "expect," "believe," "anticipate," "optimistic," "forecasted" and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Item 1A. “Risk Factors” in our 2022 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2022 Form 10-K and other filings with the Securities and Exchange Commission (the "SEC"). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Index
Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. Fiscal 2023 includes 52 weeks and fiscal 2022 includes 53 weeks. For our calculation of comparable store sales in fiscal 2023, we will compare weeks 1 through 52 in fiscal 2023 against weeks 2 through 53 in fiscal 2022. Comparable store sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP.

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

Results of Operations

Fiscal Three Months (First Quarter) Ended April 1, 2023 and March 26, 2022

Net sales for the first quarter of fiscal 2023 increased 9.1% to $3.30 billion from $3.02 billion for the first quarter of fiscal 2022. The increase in net sales was driven by positive sales contributions from the acquisition of Orscheln Farm and Home, new store openings and growth in comparable store sales. Comparable store sales for the first quarter of fiscal 2023 increased 2.1%. In the first quarter of fiscal 2022, net sales increased 8.3% and comparable store sales increased 5.2%.

The comparable store sales results for the first quarter of fiscal 2023 included an increase in comparable average transaction value of 2.8% and a decrease in comparable average transaction count of 0.7%. Comparable store sales growth reflects continued strength in core year-round merchandise, including consumable, usable and edible (“C.U.E.”) products, offset by declines for seasonal goods. The strongest regions for comparable store sales growth were the South Atlantic, Texas/Oklahoma and Far West where there was less negative impact from seasonal shifts. The strength of these regions was offset by pressure in the Northeast and Midwest regions due to a mild January combined with a delay in the start to the spring selling season.

In addition to comparable store sales growth for the first quarter of fiscal 2023, sales from stores open less than one year, including stores from the Orscheln acquisition, were $140.5 million for the first quarter of fiscal 2023, which represented 4.6 percentage points of the 9.1% increase over first quarter fiscal 2022 net sales. For the first quarter of fiscal 2022, sales from stores open less than one year were $77.8 million, which represented 2.8 percentage points of the 8.3% increase over first quarter fiscal 2021 net sales.

The following table summarizes store growth for the fiscal three months ended April 1, 2023 and March 26, 2022:

Index

	Fiscal Three Months Ended
Store Count Information:	April 1, 2023	March 26, 2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,147	2,003
New stores opened	17	—
Stores closed	—	—
End of period	2,164	2,003
Petsense by Tractor Supply
Beginning of period	186	178
New stores opened	3	1
Stores closed	—	(1)
End of period	189	178
Consolidated end of period	2,353	2,181
Stores relocated	3	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended April 1, 2023 and March 26, 2022:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	April 1, 2023	March 26, 2022
Livestock and Pet	57%	53%
Hardware, Tools and Truck	17	19
Seasonal, Gift and Toy Products	17	17
Clothing and Footwear	6	8
Agriculture	3	3
Total	100%	100%

Gross profit increased 10.7% to $1.17 billion for the first quarter of fiscal 2023 from $1.06 billion for the first quarter of fiscal 2022. As a percent of net sales, gross margin in the first quarter of fiscal 2023 increased 52 basis points to 35.5% from 34.9% in the first quarter of fiscal 2022. The gross margin rate increase was primarily attributable to the Company’s consistent execution of an everyday low price strategy, lower transportation costs and other margin-driving initiatives that were able to more than offset the impact from product cost inflation pressures and product mix from the robust growth of C.U.E. products.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 13.9% to $925.5 million for the first quarter of fiscal 2023 from $812.2 million for the first quarter of fiscal 2022. As a percent of net sales, SG&A expenses increased 119 basis points to 28.1% from 26.9% in the first quarter of fiscal 2022. The increase in SG&A as a percent of net sales was primarily attributable to deleverage given the moderate comparable store sales growth, as well as growth in depreciation and amortization, the onboarding of a new distribution center and the impact of the Orscheln Farm and Home acquisition.

Operating income for the first quarter of fiscal 2023 of $244.4 million was effectively flat compared to $244.3 million in the first quarter of fiscal 2022.

The effective income tax rate was 21.0% in the first quarter of fiscal 2023 compared to 21.1% in the first quarter of fiscal 2022. The decrease in the effective income tax rate in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was driven primarily by a decrease in state income taxes.

Net income for the first quarter of fiscal 2023 decreased 2.2% to $183.1 million, or $1.65 per diluted share, as compared to net income of $187.2 million, or $1.65 per diluted share, for the first quarter of fiscal 2022.

Index

During the first quarter of fiscal 2023, we repurchased approximately 0.9 million shares of the Company’s common stock at a total cost of $197.2 million as part of our share repurchase program and paid quarterly cash dividends totaling $113.4 million, returning $310.6 million to our stockholders.

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, for the foreseeable future.

Working Capital

At April 1, 2023, the Company had working capital of $1.11 billion, which increased $327.8 million from December 31, 2022, and increased $140.7 million from March 26, 2022.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	April 1, 2023	December 31, 2022	Variance	March 26, 2022	Variance
Current assets:
Cash and cash equivalents	$190.1	$202.5	$(12.4)	$405.4	$(215.3)
Inventories	3,030.7	2,709.6	321.1	2,568.2	462.5
Prepaid expenses and other current assets	235.5	245.7	(10.2)	185.6	49.9
Income taxes receivable	2.6	—	2.6	9.0	(6.4)
Total current assets	$3,458.9	$3,157.8	$301.1	$3,168.2	$290.7
Current liabilities:
Accounts payable	$1,526.5	$1,398.3	$128.2	$1,341.6	$184.9
Accrued employee compensation	21.5	120.3	(98.8)	49.1	(27.6)
Other accrued expenses	472.7	498.6	(25.9)	445.1	27.6
Current portion of finance lease liabilities	2.8	3.2	(0.4)	4.0	(1.2)
Current portion of operating lease liabilities	313.8	346.4	(32.6)	359.8	(46.0)
Income taxes payable	12.3	9.5	2.8	—	12.3
Total current liabilities	$2,349.7	$2,376.2	$(26.7)	$2,199.6	$150.0
Working capital	$1,109.2	$781.6	$327.8	$968.6	$140.7
Note: Amounts may not sum to totals due to rounding.

In comparison to December 31, 2022, working capital as of April 1, 2023 was impacted most significantly by changes in inventories, accounts payable and accrued employee compensation.

•The increase in inventories and accounts payable resulted primarily from the purchase of additional inventory as part of the normal seasonal patterns to support the spring selling season, product cost inflation, and the purchase of additional inventory to support new store growth. The growth in inventories was higher than the growth in accounts payable primarily due to a decrease in inventory turns. We usually experience our highest inventory and accounts payable

Index
balances during our first fiscal quarter for purchases of seasonal products to support the higher sales volume of the spring selling season, and again during our third fiscal quarter to support the higher sales volume of the cold weather selling season.
•The decrease in accrued employee compensation was primarily due to the timing of payments and accruals.

In comparison to March 26, 2022, working capital as of April 1, 2023 was impacted most significantly by changes in cash and cash equivalents, inventories and accounts payable.

•The decrease in cash and cash equivalents was primarily driven by uses of cash for capital expenditures to support strategic growth, share repurchases, dividends paid to stockholders, and the acquisition of Orscheln Farm and Home, partially offset by positive cash flow generated from operations and net borrowings from the Revolving Credit Facility.
•The increase in inventories and accounts payable resulted from an increase in average inventory per store driven by our commitment to support our continued sales growth trends, combined with the product cost inflation and, to a lesser extent, lower inventory turns year-over-year. Additionally, overall inventory and accounts payable levels increased from the acquisition of Orscheln and the purchase of additional inventory to support new store growth.
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	April 1, 2023	December 31, 2022	March 26, 2022
1.75% Senior Notes	$650.0	$650.0	$650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	815.0	378.0	—
Total outstanding borrowings	1,615.0	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(13.4)	(13.9)	(13.1)
Total debt	1,601.6	1,164.1	986.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,601.6	$1,164.1	$986.9

Outstanding letters of credit	$58.4	$52.6	$52.8
(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of April 1, 2023 and December 31, 2022 represent amounts drawn under the 2022 Senior Credit Facility.

For additional information about the Company’s debt and credit facilities, refer to Note 6 to the Condensed Consolidated Financial Statements.

Index
Operating Activities

Operating activities provided net cash of $19.6 million and $59.1 million in the first three months of fiscal 2023 and fiscal 2022, respectively.  The $39.5 million decrease in net cash provided by operating activities in the first three months of fiscal 2023 compared to the first three months of fiscal 2022 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	April 1, 2023	March 26, 2022	Variance
Net income	$183.1	$187.2	$(4.1)
Depreciation and amortization	97.2	77.6	19.6
Share-based compensation expense	14.5	12.3	2.2
Deferred income taxes	45.7	39.9	5.8
Inventories and accounts payable	(192.9)	(191.0)	(1.9)
Prepaid expenses and other current assets	10.2	(21.5)	31.7
Accrued expenses	(138.0)	(89.0)	(49.0)
Income taxes	0.2	8.1	(7.9)
Other, net	(0.4)	35.5	(35.9)
Net cash provided by operating activities	$19.6	$59.1	$(39.5)
Note: Amounts may not sum to totals due to rounding.

The $39.5 million decrease in net cash provided by operating activities in the first three months of fiscal 2023 compared to the first three months of fiscal 2022 primarily resulted from the timing of payments and accrued expenses.

Investing Activities

Investing activities used net cash of $157.7 million and $112.3 million in the first three months of fiscal 2023 and fiscal 2022, respectively. The $45.4 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures, primarily related to new store openings and store remodels, in the first three months of fiscal 2023 compared to fiscal 2022.

Investing activities, including capital expenditures, for the first three months of fiscal 2023 and fiscal 2022 were as follows (in millions):

	Fiscal Three Months Ended
	April 1, 2023	March 26, 2022	Variance
Existing stores	$(83.0)	$(66.0)	$(17.0)
New and relocated stores and stores not yet opened	(33.2)	(12.5)	(20.7)
Information technology	(21.9)	(18.4)	(3.5)
Distribution center capacity and improvements	(19.6)	(13.8)	(5.8)
Corporate and other	(0.2)	(1.7)	1.5
Total capital expenditures	(157.9)	(112.4)	(45.5)
Proceeds from sale of property and equipment	0.3	0.1	0.2
Net cash used in investing activities	$(157.7)	$(112.3)	$(45.4)
Note: Amounts may not sum to totals due to rounding.

The increase in spending for existing stores in the first three months of fiscal 2023 as compared to the first three months of fiscal 2022 primarily reflects our strategic initiatives related to store remodels, including internal space productivity and the outside garden center transformations. Spending in the first three months of both fiscal 2023 and fiscal 2022 also includes routine refresh activity, as well as security enhancements.

Index
In the first three months of fiscal 2023, the Company opened 17 new Tractor Supply stores compared to no new Tractor Supply stores during the first three months of fiscal 2022. The Company also opened three new Petsense by Tractor Supply stores during the first three months of fiscal 2023 compared to one store during the first three months of fiscal 2022.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our omni-channel initiatives, increased security and compliance, and other strategic initiatives.

The increase in spending for distribution center capacity and improvements in the first three months of fiscal 2023 as compared to the first three months of fiscal 2022 is primarily related to the onboarding of the new distribution center in Navarre, Ohio and the construction of the new distribution center in Maumelle, Arkansas.

Our projected capital expenditures for fiscal 2023 are currently estimated to be in a range of $700 million to $775 million. The capital expenditures include plans to open a total of approximately 70 new Tractor Supply stores, complete the Orscheln conversions to Tractor Supply, continue the Project Fusion remodels and garden center transformations, and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Financing Activities

Financing activities provided net cash of $125.7 million in the first three months of fiscal 2023 compared to using net cash of $419.4 million in the first three months of fiscal 2022. The $545.1 million change in net cash provided by financing activities in the first three months of fiscal 2023 compared to the first three months of fiscal 2022 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	April 1, 2023	March 26, 2022	Variance
Net borrowings and repayments under debt facilities	$437.0	$—	$437.0
Repurchase of common stock	(183.2)	(296.2)	113.0
Cash dividends paid to stockholders	(113.4)	(103.5)	(9.9)
Net proceeds from issuance of common stock	8.6	7.9	0.7
Other, net	(23.3)	(27.6)	4.3
Net cash provided by/(used in) financing activities	$125.7	$(419.4)	$545.1
Note: Amounts may not sum to totals due to rounding.

The $545.1 million change in net cash provided by financing activities in the first three months of fiscal 2023 compared to the first three months of fiscal 2022 is primarily due to net borrowings under the debt facilities and a decrease in the repurchase of common stock, partially offset by an increase in cash dividends paid to stockholders.

Dividends

During the first three months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

Index
Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of April 1, 2023, the Company had remaining authorization under the share repurchase program of $1.45 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months ended April 1, 2023 and March 26, 2022 (in thousands, except per share amounts):

	Fiscal Three Months Ended
	April 1, 2023	March 26, 2022
Total number of shares repurchased	866	1,358
Average price paid per share	$227.67	$218.07
Total cost of share repurchases	$197,168	$296,180

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of April 1, 2023, the Company had contractual commitments of approximately $53.0 million related to the construction and onboarding of new distribution centers. As of April 1, 2023, there has been no other material change in the information disclosed in the 2022 Form 10-K for the fiscal year ended December 31, 2022.

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

See Note 1 to the Consolidated Financial Statements in our 2022 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our significant accounting policies and estimates as previously disclosed in our 2022 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of April 1, 2023, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Index
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" included in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of April 1, 2023, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of April 1, 2023.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 1, 2023, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2022 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2022 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2023 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 01, 2023 - January 28, 2023	(a)	199,000	$217.44	199,000	$1,601,744,695
January 29, 2023 - February 25, 2023	(a)	337,557	231.28	243,549	1,545,268,427
February 26, 2023 - April 01, 2023	(a)	423,724	230.04	423,486	1,447,856,988
Total		960,281	$227.86	866,035	$1,447,856,988

(a) The number of shares purchased and average price paid per share includes zero, 94,008, and 238 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of January 01, 2023 - January 28, 2023, January 29, 2023 - February 25, 2023, and February 26, 2023 - April 01, 2023, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Index
Item 6.  Exhibits

Exhibit

10.1     Letter Agreement, dated as of February 9, 2023, amending the Employment Agreement dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.2    Amended and Restated Change in Control Agreement, dated February 9, 2023 by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.3    Form of Amended and Restated Change in Control Agreement, dated as February 9, 2023 (filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.4    Amended and Restated Performance Share Unit Agreement for CEO Grant Made in 2022, dated as of     February 9, 2023 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.5    Amended and Restated Performance Share Unit Agreement for CEO Grant Made in 2021, dated as of February 9, 2023 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.6    Form of Performance Share Unit Agreement for Tractor Supply (filed as Exhibit 10.62 to Registrant’s Annual Form 10-K, filed with the Commission on February 23, 2023, and incorporated herein by reference).

10.7    Form of Performance Share Unit Agreement for Tractor Supply CEO (filed as Exhibit 10.63 to Registrant’s Annual Form 10-K, filed with the Commission on February 23, 2023, and incorporated herein by reference).

10.8    Form of Performance Share Unit Agreement for Petsense (filed as Exhibit 10.64 to Registrant’s Annual Form 10-K, filed with the Commission on February 23, 2023, and incorporated herein by reference).

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	April 27, 2023	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)