Form 10-Q
period 2023-07-01
TRACTOR SUPPLY CO /DE/
filed 2023-08-10
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 1, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2023
Common Stock, $0.008 par value	108,807,868

TRACTOR SUPPLY COMPANY

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	July 1,	December 31,	June 25,
	2023	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$620,031	$202,502	$530,822
Inventories	2,660,052	2,709,597	2,485,138
Prepaid expenses and other current assets	297,191	245,676	214,436
Total current assets	3,577,274	3,157,775	3,230,396
Property and equipment, net	2,185,476	2,083,616	1,744,556
Operating lease right-of-use assets	2,957,792	2,953,801	2,760,148
Goodwill and other intangible assets	267,088	253,262	55,520
Other assets	45,193	41,536	78,574
Total assets	$9,032,823	$8,489,990	$7,869,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272,232	$1,398,288	$1,280,518
Accrued employee compensation	66,181	120,302	42,474
Other accrued expenses	464,267	498,575	470,082
Current portion of finance lease liabilities	2,860	3,179	3,502
Current portion of operating lease liabilities	317,730	346,397	364,643
Income taxes payable	114,194	9,471	80,959
Total current liabilities	2,237,464	2,376,212	2,242,178
Long-term debt	1,727,504	1,164,056	987,411
Finance lease liabilities, less current portion	32,999	34,651	35,859
Operating lease liabilities, less current portion	2,762,877	2,721,877	2,543,133
Deferred income taxes	59,157	30,775	36,256
Other long-term liabilities	125,670	120,003	110,490
Total liabilities	6,945,671	6,447,574	5,955,327
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,418	1,415	1,414
Additional paid-in capital	1,283,589	1,261,283	1,220,682
Treasury stock	(5,210,524)	(4,855,909)	(4,640,236)
Accumulated other comprehensive income	10,216	11,275	9,148
Retained earnings	6,002,453	5,624,352	5,322,859
Total stockholders’ equity	2,087,152	2,042,416	1,913,867
Total liabilities and stockholders’ equity	$9,032,823	$8,489,990	$7,869,194

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,241, 176,876, and 176,743 shares issued; 109,058, 110,251, and 111,197 shares outstanding at July 1, 2023, December 31, 2022, and June 25, 2022, respectively.
Treasury Stock (at cost, shares in thousands): 68,183, 66,625, and 65,546 shares at July 1, 2023, December 31, 2022, and June 25, 2022, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$4,184,695	$3,903,406	$7,483,920	$6,927,538
Cost of merchandise sold	2,669,926	2,517,151	4,799,243	4,484,774
Gross profit	1,514,769	1,386,255	2,684,677	2,442,764
Selling, general and administrative expenses	853,158	777,860	1,681,393	1,512,437
Depreciation and amortization	102,279	83,360	199,512	161,006
Operating income	559,332	525,035	803,772	769,321
Interest expense, net	12,343	7,097	25,023	14,166
Income before income taxes	546,989	517,938	778,749	755,155
Income tax expense	125,755	121,460	174,427	171,450
Net income	$421,234	$396,478	$604,322	$583,705

Net income per share – basic	$3.85	$3.55	$5.51	$5.21
Net income per share – diluted	$3.83	$3.53	$5.47	$5.17

Weighted average shares outstanding:
Basic	109,426	111,590	109,735	112,060
Diluted	110,041	112,318	110,411	112,911

Dividends declared per common share outstanding	$1.03	$0.92	$2.06	$1.84

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$421,234	$396,478	$604,322	$583,705
Other comprehensive income / (loss):
Change in fair value of interest rate swaps, net of taxes	778	1,810	(1,059)	7,803
Total other comprehensive income / (loss)	778	1,810	(1,059)	7,803
Total comprehensive income	$422,012	$398,288	$603,263	$591,508

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 1, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

Common stock issuance under stock award plans & ESPP	90	1	6,628				6,629
Share-based compensation expense			15,665				15,665
Repurchase of shares to satisfy tax obligations			(1,479)				(1,479)
Repurchase of common stock	(692)			(157,447)			(157,447)
Cash dividends paid to stockholders						(112,774)	(112,774)
Change in fair value of interest rate swaps, net of taxes					778		778
Net income						421,234	421,234
Stockholders’ equity at July 1, 2023	109,058	$1,418	$1,283,589	$(5,210,524)	$10,216	$6,002,453	$2,087,152

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

Common stock issuance under stock award plans & ESPP	64	1	5,084				5,085
Share-based compensation expense			12,534				12,534
Repurchase of shares to satisfy tax obligations			(1,230)				(1,230)
Repurchase of common stock	(942)			(188,210)			(188,210)
Cash dividends paid to stockholders						(102,622)	(102,622)
Change in fair value of interest rate swaps, net of taxes					1,810		1,810
Net income						396,478	396,478
Stockholders’ equity at June 25, 2022	111,197	$1,414	$1,220,682	$(4,640,236)	$9,148	$5,322,859	$1,913,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	July 1, 2023	June 25, 2022
Cash flows from operating activities:
Net income	$604,322	$583,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,512	161,006
(Gain)/loss on disposition of property and equipment	(474)	594
Share-based compensation expense	30,179	24,850
Deferred income taxes	30,916	38,693
Change in assets and liabilities:
Inventories	34,626	(293,946)
Prepaid expenses and other current assets	(22,439)	(50,318)
Accounts payable	(126,400)	124,888
Accrued employee compensation	(56,795)	(67,144)
Other accrued expenses	(26,994)	(22,896)
Income taxes	104,723	98,059
Other	11,145	28,114
Net cash provided by operating activities	782,321	625,605
Cash flows from investing activities:
Capital expenditures	(349,586)	(265,308)
Proceeds from sale of property and equipment	761	178
Proceeds from Orscheln acquisition net working capital settlement	4,310	—
Net cash used in investing activities	(344,515)	(265,130)
Cash flows from financing activities:
Borrowings under debt facilities	1,767,000	—
Repayments under debt facilities	(1,195,000)	—
Debt discounts and issuance costs	(9,729)	—
Principal payments under finance lease liabilities	(2,805)	(2,527)
Repurchase of shares to satisfy tax obligations	(23,121)	(27,672)
Repurchase of common stock	(345,653)	(484,390)
Net proceeds from issuance of common stock	15,252	12,995
Cash dividends paid to stockholders	(226,221)	(206,089)
Net cash used in financing activities	(20,277)	(707,683)
Net increase/(decrease) in cash and cash equivalents	417,529	(347,208)
Cash and cash equivalents at beginning of period	202,502	878,030
Cash and cash equivalents at end of period	$620,031	$530,822

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$20,462	$11,673
Income taxes	36,226	36,820

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$27,031	$42,974
Increase of operating lease assets and liabilities from new or modified leases	260,268	135,858
Increase of finance lease assets and liabilities from new or modified leases	450	5,143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and will convert the 81 acquired Orscheln stores to Tractor Supply stores by the end of fiscal 2023. At July 1, 2023, the Company operated a total of 2,373 retail stores in 49 states (2,181 Tractor Supply and Orscheln retail stores and 192 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $31.1 million, $24.2 million, and $27.2 million at July 1, 2023, December 31, 2022, and June 25, 2022, respectively.

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

As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the Company had $1.75 billion, $1.18 billion and $1.00 billion in borrowings under its debt facilities at July 1, 2023, December 31, 2022 and June 25, 2022, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

The fair value of the Company’s $650 million 1.750% Senior Notes due 2030 (the “1.75% Senior Notes”) and $750 million 5.250% Senior Notes due 2033 (the “5.25% Senior Notes”) are determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying value and the fair value of the 1.75% Senior Notes and the 5.25% Senior Notes, net of discounts, were as follows (in thousands):

	July 1, 2023		December 31, 2022		June 25, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$639,908	$514,007	$639,220	$500,065	$638,532	$509,717
5.25% Senior Notes	$740,384	$740,453	$—	$—	$—	$—

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

	Fair Value Measurements at
	July 1, 2023	December 31, 2022	June 25, 2022
Interest rate swap assets (Level 2)	$13,717	$15,146	$12,302

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended July 1, 2023.

Index

Share-based compensation expense was $15.7 million and $12.5 million for the second quarter of fiscal 2023 and 2022, respectively, and $30.2 million and $24.9 million for the first six months of fiscal 2023 and 2022, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2023:

Fiscal Six Months Ended
July 1, 2023
Stock options granted	120,751
Weighted average exercise price	$232.81
Weighted average grant date fair value per option	$60.92

As of July 1, 2023, total unrecognized compensation expense related to non-vested stock options was approximately $11.4 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2023:

Fiscal Six Months Ended
July 1, 2023
Restricted Stock Unit Activity
Awards granted	206,398
Weighted average grant date fair value per share	$225.29
Performance-Based Restricted Share Unit Activity
Awards granted (a)	52,641
Weighted average grant date fair value per share - awards granted	$237.86
Performance adjustment (b)	50,411
Weighted average grant date fair value per share - performance adjustment	$85.82

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2023 based on actual achievement of performance targets.

In the first six months of fiscal 2023, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of July 1, 2023, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $90.7 million with a remaining weighted average expense recognition period of 2.1 years.

Note 4 - Acquisition of Orscheln Farm and Home, LLC and Related Divestitures

On October 12, 2022, the Company completed its acquisition of Orscheln, which expands the Company's footprint in the Midwest part of the United States. Pursuant to the agreement governing the acquisition, the Company acquired 100% of the equity interest in Orscheln, inclusive of 166 Orscheln stores, the Orscheln corporate headquarters, and the Orscheln distribution

Index
center. The total purchase consideration was $393.4 million, exclusive of cash acquired. The acquisition was financed with cash-on-hand and Revolving Credit Facility borrowings under the 2022 Senior Credit Facility (as defined below).

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

(in thousands)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of July 1, 2023
Fair value of assets acquired
Cash and cash equivalents	$6,935	$—	$6,935
Accounts receivable	277	—	277
Inventories	168,663	(14,919)	153,744
Prepaid expenses and other current assets	7,222	524	7,746
Property and equipment	13,328	(810)	12,518
Lease right of use assets	82,755	—	82,755
Deferred income taxes	18,481	2,534	21,015
Assets held for sale	173,554	—	173,554
Other assets	160	(13)	147
Less: liabilities assumed
Accounts payable	80,323	344	80,667
Accrued liabilities	20,291	5,108	25,399
Short-term lease liabilities	5,986	—	5,986
Long-term lease liabilities	70,626	—	70,626
Liabilities held for sale	94,190	—	94,190
Goodwill	197,742	13,826	211,568
Total fair value of considerations transferred	$397,700	$(4,310)	$393,391
Note: Amounts may not sum to totals due to rounding.
The $211.6 million goodwill shown above represents the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the Midwest part of the United States. Approximately $130.3 million of this goodwill is deductible for income tax purposes.

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

	Fiscal Three Months Ended
	July 1, 2023			June 25, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$421,234	109,426	$3.85	$396,478	111,590	$3.55
Dilutive effect of share-based awards	—	615	(0.02)	—	728	(0.02)
Diluted net income per share:	$421,234	110,041	$3.83	$396,478	112,318	$3.53

	Fiscal Six Months Ended
	July 1, 2023			June 25, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$604,322	109,735	$5.51	$583,705	112,060	$5.21
Dilutive effect of share-based awards	—	676	(0.04)	—	851	(0.04)
Diluted net income per share:	$604,322	110,411	$5.47	$583,705	112,911	$5.17

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for each of the fiscal three months ended July 1, 2023 and June 25, 2022. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million share for the fiscal six months ended July 1, 2023 and approximately 0.1 million shares for the fiscal six months ended June 25, 2022.

Index
Note 6 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	July 1, 2023	December 31, 2022	June 25, 2022
5.25% Senior Notes	$750.0	$—	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	200.0	378.0	—
Total outstanding borrowings	1,750.0	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(22.5)	(13.9)	(12.6)
Total debt	1,727.5	1,164.1	987.4
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,727.5	$1,164.1	$987.4

Outstanding letters of credit	$60.2	$52.6	$57.6

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of July 1, 2023 and December 31, 2022 represent amounts drawn under the credit facility (the “2022 Senior Credit Facility”) entered into on September 30, 2022.

Borrowings under the Company’s Revolving Credit Facility bore interest either at the bank’s base rate (8.250% at July 1, 2023) plus an additional amount ranging from 0.000% to 0.250% (0.000% at July 1, 2023) or at adjusted Secured Overnight Financing Rate (5.141% at July 1, 2023) plus an additional amount ranging from 0.750% to 1.250% (1.000% at July 1, 2023), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at July 1, 2023), adjusted based on the Company’s public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement will mature on March 18, 2025, and the notional amount of the agreement is fixed at $200.0 million.

5.25% Senior Notes

On May 5, 2023, the Company completed the sale of $750 million aggregate principal amount of its 5.25% Senior Notes. The entire principal amount of the 5.25% Senior Notes is due in full on May 15, 2033. Interest is payable semi-annually in arrears on each May 15 and November 15. The terms of the 5.25% Senior Notes are governed by an indenture dated as of October 30, 2020 between the Company and Regions Bank, as trustee, as amended and supplemented by a second supplemental indenture dated as of May 5, 2023 (the “Second Supplemental Indenture”) between the Company and Regions Bank, as trustee.

The 5.25% Senior Notes are senior unsecured debt obligations of the Company and rank equally with the Company’s other senior unsecured liabilities and senior to any future subordinated indebtedness of the Company. The 5.25% Senior Notes are subject to customary covenants restricting the Company’s ability, subject to certain exceptions, to incur debt secured by liens, to enter into sale and leaseback transactions or to merge or consolidate with another entity or sell substantially all of its assets to another person.

At any time prior to February 15, 2033 (three months prior to the maturity date of the 5.25% Senior Notes), the Company has the right, at its option, to redeem the 5.25% Senior Notes, in whole or in part, at any time and from time to time, by paying the greater of 100% of the principal amount of the 5.25% Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest through the par call date, plus, in each case, accrued and unpaid interest to, but not including, the date of redemption. In addition, on or after February 15, 2033, the Company has the right, at its option, to redeem the 5.25% Senior Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 5.25% Senior Notes to be redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

Index

If a Change of Control Triggering Event (as defined in the Second Supplemental Indenture) occurs, unless the Company has exercised its right to redeem the 5.25% Senior Notes, holders of the 5.25% Senior Notes may require the Company to repurchase all or any part of such holder’s 5.25% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such 5.25% Senior Notes to, but not including, the purchase date. Upon the occurrence of an event of default with respect to the 5.25% Senior Notes, which includes payment defaults, defaults in the performance of certain covenants, cross defaults, and bankruptcy and insolvency related defaults, the Company’s obligations under the 5.25% Senior Notes may be accelerated, in which case the entire principal amount of the 5.25% Senior Notes would be due and payable immediately.

Covenants and Default Provisions of the Debt Agreements

As of July 1, 2023, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of July 1, 2023, the Company was in compliance with all debt covenants.

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

Dividends

During the first six months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

On August 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock. The dividend will be paid on September 12, 2023, to stockholders of record as of the close of business on August 28, 2023.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of July 1, 2023, the Company had remaining authorization under the share repurchase program of $1.29 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal six months ended July 1, 2023 and June 25, 2022, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Total number of shares repurchased	692	942	1,558	2,300
Average price paid per share	$222.42	$199.88	$225.34	$210.62
Total cost of share repurchases (a)	$157,448	$188,210	$354,616	$484,390
(a) Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock. The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.

Note 9 – Income Taxes:

The Company’s effective income tax rate was 23.0% in the second quarter of fiscal 2023 compared to 23.5% in the second quarter of fiscal 2022. The Company’s effective income tax rate was 22.4% in the first six months of fiscal 2023 compared to 22.7% in the first six months of fiscal 2022. The decrease in the effective income tax rate in the first three and six months of fiscal 2023 compared to the corresponding periods in fiscal 2022 was driven primarily by a decrease in state income taxes.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

As of July 1, 2023, the Company had contractual commitments of approximately $76.0 million related to the construction and onboarding of new distribution centers.

Letters of Credit

At July 1, 2023, the Company had $60.2 million in outstanding letters of credit.

Index
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

Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and six months ended July 1, 2023 and June 25, 2022:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Livestock, Equine & Agriculture (a)	29%	30%	29%	29%
Seasonal & Recreation (b)	25	26	23	24
Companion Animal (c)	22	20	25	22
Truck, Tool & Hardware (d)	16	16	15	16
Clothing, Gift & Décor (e)	8	8	8	9
Total	100%	100%	100%	100%

Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
(a) Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b) Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(c) Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(d) Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e) Includes clothing, footwear, toys, snacks, and decorative merchandise.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Item 1A. “Risk Factors” in our 2022 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2022 Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Index
Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. An Orscheln store will be considered a comparable store one year after its point-of-sale system conversion. Fiscal 2023 includes 52 weeks and fiscal 2022 includes 53 weeks. For our calculation of comparable store sales in fiscal 2023, we compare weeks 1 through 52 in fiscal 2023 against weeks 2 through 53 in fiscal 2022. Comparable store sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP.

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

Results of Operations

Fiscal Three Months (Second Quarter) Ended July 1, 2023 and June 25, 2022

Net sales for the second quarter of fiscal 2023 increased 7.2% to $4.18 billion from $3.90 billion for the second quarter of fiscal 2022. The increase in net sales was driven by contributions from the acquisition of Orscheln Farm and Home, new store openings and growth in comparable store sales. Comparable store sales for the second quarter of fiscal 2023 increased 2.5%. In the second quarter of fiscal 2022, net sales increased 8.4% and comparable store sales increased 5.5%.

The comparable store sales results for the second quarter of fiscal 2023 included an increase in comparable average transaction count of 1.8% and an increase in comparable average transaction value of 0.6%. Comparable store sales growth reflects continued strength in core year-round merchandise, including consumable, usable and edible (“C.U.E.”) products which significantly outpaced the chain average. This performance offset softness in demand for seasonal goods and declines in big-ticket items.

In addition to comparable store sales growth for the second quarter of fiscal 2023, sales from stores open less than one year, including stores from the Orscheln acquisition, were $199.1 million for the second quarter of fiscal 2023, which represented 5.1 percentage points of the 7.2% increase over second quarter fiscal 2022 net sales. For the second quarter of fiscal 2022, sales from stores open less than one year were $86.9 million, which represented 2.4 percentage points of the 8.4% increase over second quarter fiscal 2021 net sales.

The following table summarizes store growth for the fiscal three months ended July 1, 2023 and June 25, 2022:

Index

	Fiscal Three Months Ended
Store Count Information:	July 1, 2023	June 25, 2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,164	2,003
New stores opened	17	13
Stores closed	—	—
End of period	2,181	2,016
Petsense by Tractor Supply
Beginning of period	189	178
New stores opened	3	—
Stores closed	—	—
End of period	192	178
Consolidated end of period	2,373	2,194
Stores relocated	1	3

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended July 1, 2023 and June 25, 2022:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	July 1, 2023	June 25, 2022
Livestock, Equine & Agriculture	29%	30%
Seasonal & Recreation	25	26
Companion Animal	22	20
Truck, Tool & Hardware	16	16
Clothing, Gift & Décor	8	8
Total	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
Gross profit increased 9.3% to $1.51 billion for the second quarter of fiscal 2023 from $1.39 billion for the second quarter of fiscal 2022. As a percent of net sales, gross margin in the second quarter of fiscal 2023 increased 69 basis points to 36.2% from 35.5% in the second quarter of fiscal 2022. Gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy to manage the impact of year-over-year product cost inflation. The gross margin rate increase was primarily attributable to lower transportation costs driven by improvement in the global supply chain and efficiencies from a new distribution center, modestly offset by negative product mix.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 10.9% to $955.4 million for the second quarter of fiscal 2023 from $861.2 million for the second quarter of fiscal 2022. As a percent of net sales, SG&A expenses increased 77 basis points to 22.8% from 22.1% in the second quarter of fiscal 2022. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments which included higher depreciation and amortization and the onboarding of a new distribution center. Additionally, higher medical claims contributed to the increase in SG&A as a percent of net sales.

Operating income for the second quarter of fiscal 2023 increased 6.5% to $559.3 million from $525.0 million in the second quarter of fiscal 2022.

The effective income tax rate was 23.0% in the second quarter of fiscal 2023 compared to 23.5% in the second quarter of fiscal 2022. The decrease in the effective income tax rate in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 was driven primarily by a decrease in state income taxes.

Index
Net income for the second quarter of fiscal 2023 increased 6.2% to $421.2 million, or $3.83 per diluted share, as compared to net income of $396.5 million, or $3.53 per diluted share, for the second quarter of fiscal 2022.
During the second quarter of fiscal 2023, we repurchased approximately 0.7 million shares of the Company’s common stock at a total cost of $153.9 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $112.8 million, returning $266.7 million to our stockholders.

Fiscal Six Months Ended July 1, 2023 and June 25, 2022

Net sales for the first six months of fiscal 2023 increased 8.0% to $7.48 billion from $6.93 billion for the first six months of fiscal 2022. The increase in net sales was driven by contributions from the acquisition of Orscheln Farm and Home, new store openings and growth in comparable store sales. Comparable store sales for the first six months of fiscal 2023 increased 2.3%. In the first six months of fiscal 2022, net sales increased 8.3% and comparable store sales increased 5.4%.

The comparable store sales results for the first six months of fiscal 2023 included an increase in comparable average transaction value of 1.6% and an increase in comparable average transaction count of 0.7%. Comparable store sales growth reflects continued strength in core year-round merchandise, including C.U.E. products which significantly outpaced the chain average. This performance offset softness in demand for seasonal goods and big-ticket items.

In addition to comparable store sales growth for the first six months of fiscal 2023, sales from stores open less than one year, including stores from the Orscheln acquisition, were $339.6 million for the first six months of fiscal 2023, which represented 4.9 percentage points of the 8.0% increase over the first six months of fiscal 2022 net sales. For the first six months of fiscal 2022, sales from stores open less than one year were $164.6 million, which represented 2.6 percentage points of the 8.3% increase over the first six months of fiscal 2021 net sales.

The following table summarizes store growth for the fiscal six months ended July 1, 2023 and June 25, 2022:

	Fiscal Six Months Ended
Store Count Information:	July 1, 2023	June 25, 2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,147	2,003
New stores opened	34	13
Stores closed	—	—
End of period	2,181	2,016
Petsense by Tractor Supply
Beginning of period	186	178
New stores opened	6	1
Stores closed	—	(1)
End of period	192	178
Consolidated end of period	2,373	2,194
Stores relocated	4	4

Index
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended July 1, 2023 and June 25, 2022:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	July 1, 2023	June 25, 2022
Livestock, Equine & Agriculture	29%	29%
Seasonal & Recreation	23	24
Companion Animal	25	22
Truck, Tool & Hardware	15	16
Clothing, Gift & Décor	8	9
Total	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
Gross profit increased 9.9% to $2.68 billion for the first six months of fiscal 2023 from $2.44 billion for the first six months of fiscal 2022. As a percent of net sales, gross margin in the first six months of fiscal 2023 increased 61 basis points to 35.9% from 35.3% in the first six months of fiscal 2022. The gross margin rate increase was primarily attributable to the Company’s consistent execution of an everyday low price strategy, lower transportation costs and other margin-driving initiatives that were able to more than offset the impact from product cost inflation pressures and product mix from the robust growth of C.U.E. products.

SG&A expenses, including depreciation and amortization, increased 12.4% to $1.88 billion for the first six months of fiscal 2023 from $1.67 billion for the first six months of fiscal 2022. As a percent of net sales, SG&A expenses increased 97 basis points to 25.1% from 24.2% in the first six months of fiscal 2022. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments which included higher depreciation and amortization and the onboarding of a new distribution center. Additionally, higher medical claims contributed to the increase in SG&A as a percent of net sales.

Operating income for the first six months of fiscal 2023 increased 4.5% to $803.8 million from $769.3 million in the first six months of fiscal 2022.

The effective income tax rate was 22.4% in the first six months of fiscal 2023 compared to 22.7% in the first six months of fiscal 2022. The decrease in the effective income tax rate in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 was driven primarily by a decrease in state income taxes.

Net income for the first six months of fiscal 2023 increased 3.5% to $604.3 million, or $5.47 per diluted share, as compared to net income of $583.7 million, or $5.17 per diluted share, for the first six months of fiscal 2022.

During the first six months of fiscal 2023, we repurchased approximately 1.6 million shares of the Company’s common stock at a total cost of $351.1 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $226.2 million, returning $577.3 million to our stockholders.

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

Index
operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, for the foreseeable future.

Working Capital

At July 1, 2023, the Company had working capital of $1.34 billion, which increased $558.3 million from December 31, 2022, and increased $351.7 million from June 25, 2022.  The shifts in working capital were attributable to changes in the following components of current assets and current liabilities (in millions):

	July 1, 2023	December 31, 2022	Variance	June 25, 2022	Variance
Current assets:
Cash and cash equivalents	$620.0	$202.5	$417.5	$530.8	$89.2
Inventories	2,660.1	2,709.6	(49.5)	2,485.1	175.0
Prepaid expenses and other current assets	297.2	245.7	51.5	214.4	82.8
Total current assets	$3,577.3	$3,157.8	$419.5	$3,230.4	$347.0
Current liabilities:
Accounts payable	$1,272.2	$1,398.3	$(126.1)	$1,280.5	$(8.3)
Accrued employee compensation	66.2	120.3	(54.1)	42.5	23.7
Other accrued expenses	464.3	498.6	(34.3)	470.1	(5.8)
Current portion of finance lease liabilities	2.9	3.2	(0.3)	3.5	(0.6)
Current portion of operating lease liabilities	317.7	346.4	(28.7)	364.6	(46.9)
Income taxes payable	114.2	9.5	104.7	81.0	33.2
Total current liabilities	$2,237.5	$2,376.2	$(138.8)	$2,242.2	$(4.7)
Working capital	$1,339.8	$781.6	$558.3	$988.2	$351.7
Note: Amounts may not sum to totals due to rounding.

In comparison to December 31, 2022, working capital as of July 1, 2023 was impacted most significantly by the following:

•The increase in cash was primarily due to the additional cash generated from operations and an increase in net borrowings, partially offset by share repurchases, investments in capital expenditures to support strategic growth, and dividends paid to stockholders.
•The decrease in inventories was primarily due to a decline in average inventory per store associated with inventory management in response to softening seasonal and discretionary sales trends as well as some liquidation of Orscheln inventory as those stores convert to Tractor Supply stores. The decrease in accounts payable was primarily attributed to the timing of payments.
•The increase in prepaid expenses and other current assets was primarily due to the timing of payments and the increase in assets held for sale resulted from the Company’s anticipated sale-leaseback transactions for ten existing stores.
•The decrease in accrued employee compensation and other accrued expenses was primarily due to the timing of payments and accruals.
•The increase in income taxes payable was primarily due to the timing of payments.

In comparison to June 25, 2022, working capital as of July 1, 2023 was impacted most significantly by the following:

•The increase in cash and cash equivalents was primarily driven by the additional cash generated from operations and an increase in net borrowings, partially offset by capital expenditures to support strategic growth, share repurchases, dividends paid to stockholders and the acquisition of Orscheln Farm and Home.
•The increase in inventories was primarily due to additional inventories purchased to support new store growth and the Orscheln acquisition. Average inventory per store decreased slightly as a result of inventory management in response to softening seasonal and discretionary sales trends. Accounts payable did not fluctuate in line with the increase in inventory primarily due to slower inventory turns as well as the timing of payments.

Index
•The increase in prepaid expenses and other current assets was primarily due to the timing of payments and the increase in held for sale resulted from the Company’s anticipated sale-leaseback transactions for ten existing stores and the anticipated sale of the Orscheln corporate headquarters and distribution center.
•The decrease in current portion of operating lease liabilities was due to the timing of rent payments.
Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	July 1, 2023	December 31, 2022	June 25, 2022
5.25% Senior Notes	$750.0	$—	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	200.0	378.0	—
Total outstanding borrowings	1,750.0	1,178.0	1,000.0
Less: unamortized debt discounts and issuance costs	(22.5)	(13.9)	(12.6)
Total debt	1,727.5	1,164.1	987.4
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,727.5	$1,164.1	$987.4

Outstanding letters of credit	$60.2	$52.6	$57.6
(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of July 1, 2023 and December 31, 2022 represent amounts drawn under the 2022 Senior Credit Facility.

On May 5, 2023, the Company completed the sale of $750 million aggregate principal amount of its 5.25% Senior Notes. The entire principal amount of the 5.25% Senior Notes is due in full on May 15, 2033. Interest is payable semi-annually in arrears on each May 15 and November 15. The terms of the 5.25% Senior Notes are governed by the Base Indenture, as amended and supplemented by the Second Supplemental Indenture between the Company and Regions Bank, as trustee.

For additional information about the 5.25% Senior Notes and the Company’s other debt and credit facilities, refer to Note 6 to the Condensed Consolidated Financial Statements.

Index
Operating Activities

Operating activities provided net cash of $782.3 million and $625.6 million in the first six months of fiscal 2023 and fiscal 2022, respectively.  The $156.7 million increase in net cash provided by operating activities in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	July 1, 2023	June 25, 2022	Variance
Net income	$604.3	$583.7	$20.6
Depreciation and amortization	199.5	161.0	38.5
Share-based compensation expense	30.2	24.9	5.3
Deferred income taxes	30.9	38.7	(7.8)
Inventories and accounts payable	(91.8)	(169.1)	77.3
Prepaid expenses and other current assets	(22.4)	(50.3)	27.9
Accrued expenses	(83.8)	(90.0)	6.2
Income taxes	104.7	98.1	6.6
Other, net	10.7	28.6	(17.9)
Net cash provided by operating activities	$782.3	$625.6	$156.7
Note: Amounts may not sum to totals due to rounding.

The $156.7 million increase in net cash provided by operating activities in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 primarily resulted from changes in inventories and accounts payable.

Investing Activities

Investing activities used net cash of $344.5 million and $265.1 million in the first six months of fiscal 2023 and fiscal 2022, respectively. The $79.4 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures, primarily related to new store growth, the onboarding and construction of new distribution centers, and remodeling of existing stores, in the first six months of fiscal 2023 compared to fiscal 2022.

Investing activities, including capital expenditures, for the first six months of fiscal 2023 and fiscal 2022 were as follows (in millions):

	Fiscal Six Months Ended
	July 1, 2023	June 25, 2022	Variance
Existing stores	$(162.1)	$(136.5)	$(25.6)
Distribution center capacity and improvements	(73.7)	(46.2)	(27.5)
New and relocated stores and stores not yet opened	(61.5)	(31.3)	(30.2)
Information technology	(51.1)	(49.1)	(2.0)
Corporate and other	(1.2)	(2.2)	1.0
Total capital expenditures	(349.6)	(265.3)	(84.3)
Proceeds from sale of property and equipment	0.8	0.2	0.6
Proceeds from Orscheln acquisition net working capital settlement	4.3	—	4.3
Net cash used in investing activities	$(344.5)	$(265.1)	$(79.4)
Note: Amounts may not sum to totals due to rounding.

The increase in spending for existing stores in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 primarily reflects our strategic initiatives related to store remodels, including internal space productivity and the sidelot garden center transformations. Spending in the first six months of both fiscal 2023 and fiscal 2022 also includes routine refresh activity.

Index
The increase in spending for distribution center capacity and improvements in the first six months of fiscal 2023 as compared to the first six months of fiscal 2022 is primarily related to the construction of the new distribution centers in Maumelle, Arkansas and Navarre, Ohio.

In the first six months of fiscal 2023, the Company opened 34 new Tractor Supply stores compared to 13 new Tractor Supply stores during the first six months of fiscal 2022. The Company also opened six new Petsense by Tractor Supply stores during the first six months of fiscal 2023 compared to one store during the first six months of fiscal 2022.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our omni-channel initiatives, increased security and compliance, and other strategic initiatives.

Our projected capital expenditures for fiscal 2023 are currently estimated to be in a range of $800 million to $850 million. The capital expenditures include plans to open a total of approximately 70 new Tractor Supply stores, complete the Orscheln conversions to Tractor Supply, continue the Project Fusion remodels and garden center transformations, and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Financing Activities

Financing activities used net cash of $20.3 million in the first six months of fiscal 2023 compared to using net cash of $707.7 million in the first six months of fiscal 2022. The $687.4 million change in net cash used in financing activities in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	July 1, 2023	June 25, 2022	Variance
Net borrowings and repayments under debt facilities	$572.0	$—	$572.0
Repurchase of common stock	(345.7)	(484.4)	138.7
Cash dividends paid to stockholders	(226.2)	(206.1)	(20.1)
Net proceeds from issuance of common stock	15.3	13.0	2.3
Other, net	(35.7)	(30.2)	(5.5)
Net cash used in financing activities	$(20.3)	$(707.7)	$687.4
Note: Amounts may not sum to totals due to rounding.

The $687.4 million change in net cash used in financing activities in the first six months of fiscal 2023 compared to the first six months of fiscal 2022 is primarily due to net borrowings under the debt facilities and a decrease in the repurchase of common stock, partially offset by an increase in cash dividends paid to stockholders.

Dividends

During the first six months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

Index
On August 9, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock. The dividend will be paid on September 12, 2023, to stockholders of record as of the close of business on August 28, 2023.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of July 1, 2023, the Company had remaining authorization under the share repurchase program of $1.29 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal six months ended July 1, 2023 and June 25, 2022, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Total number of shares repurchased	692	942	1,558	2,300
Average price paid per share	$222.42	$199.88	$225.34	$210.62
Total cost of share repurchases (a)	$157,448	$188,210	$354,616	$484,390
(a) Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock. The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of July 1, 2023, the Company had contractual commitments of approximately $76.0 million related to the construction and onboarding of new distribution centers. As of July 1, 2023, there has been no other material change in the information disclosed in the 2022 Form 10-K for the fiscal year ended December 31, 2022.

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

Index
information. There have been no changes to our significant accounting policies and estimates as previously disclosed in our 2022 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of July 1, 2023, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of July 1, 2023, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of July 1, 2023.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 1, 2023, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the second quarter of fiscal 2023 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 2, 2023 - April 29, 2023	(a)	140,771	$239.40	140,732	$1,414,166,346
April 30, 2023 - May 27, 2023	(a)	188,555	223.58	186,833	1,372,425,027
May 28, 2023 - July 1, 2023	(a)	369,692	215.20	364,540	1,293,928,890
Total		699,018	$222.33	692,105	$1,293,928,890

(a) The number of shares purchased and average price paid per share includes 39, 1,722, and 5,152 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of April 2, 2023 - April 29, 2023, April 30, 2023 - May 27, 2023, and May 28, 2023 - July 1, 2023, respectively.

(b) Excludes excise taxes incurred on share repurchases.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Index
Item 5. Other Information

None. Without limiting the generality of the foregoing, during the Company’s three fiscal months ended July 1, 2023, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Index
Item 6.  Exhibits

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 10, 2023	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)