Form 10-Q
period 2023-09-30
TRACTOR SUPPLY CO /DE/
filed 2023-11-09
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 28, 2023
Common Stock, $0.008 par value	108,114,204

TRACTOR SUPPLY COMPANY

INDEX

		Page No.
PART I.	Financial Information	3
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Income (unaudited) – For the Fiscal Three and Nine Months Ended September 30, 2023 and September 24, 2022	3
	Condensed Consolidated Balance Sheets (unaudited) – September 30, 2023, December 31, 2022 and September 24, 2022	4
	Condensed Consolidated Statements of Comprehensive Income (unaudited) – For the Fiscal Three and Nine Months Ended September 30, 2023 and September 24, 2022	5
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) – For the Fiscal Three and Nine Months Ended September 30, 2023 and September 24, 2022	6
	Condensed Consolidated Statements of Cash Flows (unaudited) – For the Fiscal Nine Months Ended September 30, 2023 and September 24, 2022	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	Other Information	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signature		32

Index
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$3,411,980	$3,270,804	$10,895,900	$10,198,342
Cost of merchandise sold	2,161,501	2,104,989	6,960,744	6,589,763
Gross profit	1,250,479	1,165,815	3,935,156	3,608,579
Selling, general and administrative expenses	819,311	772,167	2,500,704	2,284,604
Depreciation and amortization	90,263	87,236	289,775	248,242
Operating income	340,905	306,412	1,144,677	1,075,733
Interest expense, net	9,539	6,226	34,562	20,392
Income before income taxes	331,366	300,186	1,110,115	1,055,341
Income tax expense	76,365	66,049	250,792	237,499
Net income	$255,001	$234,137	$859,323	$817,842

Net income per share – basic	$2.34	$2.11	$7.85	$7.32
Net income per share – diluted	$2.33	$2.10	$7.81	$7.27

Weighted average shares outstanding:
Basic	108,774	110,861	109,415	111,660
Diluted	109,342	111,560	110,055	112,461

Dividends declared per common share outstanding	$1.03	$0.92	$3.09	$2.76

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,	September 24,
	2023	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$421,693	$202,502	$211,241
Inventories	2,834,247	2,709,597	2,678,193
Prepaid expenses and other current assets	278,174	245,676	211,941
Income taxes receivable	—	—	8,430
Total current assets	3,534,114	3,157,775	3,109,805
Property and equipment, net	2,273,646	2,083,616	1,843,324
Operating lease right-of-use assets	3,084,947	2,953,801	2,803,798
Goodwill and other intangible assets	267,329	253,262	55,520
Other assets	44,978	41,536	99,281
Total assets	$9,205,014	$8,489,990	$7,911,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,412,186	$1,398,288	$1,219,593
Accrued employee compensation	49,957	120,302	80,390
Other accrued expenses	454,513	498,575	453,747
Current portion of finance lease liabilities	3,304	3,179	3,140
Current portion of operating lease liabilities	365,189	346,397	333,388
Income taxes payable	33,647	9,471	4,942
Total current liabilities	2,318,796	2,376,212	2,095,200
Long-term debt	1,728,255	1,164,056	1,077,926
Finance lease liabilities, less current portion	32,156	34,651	35,460
Operating lease liabilities, less current portion	2,848,385	2,721,877	2,608,832
Deferred income taxes	30,006	30,775	39,540
Other long-term liabilities	136,285	120,003	113,625
Total liabilities	7,093,883	6,447,574	5,970,583
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,418	1,415	1,414
Additional paid-in capital	1,302,268	1,261,283	1,236,161
Treasury stock	(5,347,302)	(4,855,909)	(4,763,862)
Accumulated other comprehensive income	9,292	11,275	12,298
Retained earnings	6,145,455	5,624,352	5,455,134
Total stockholders’ equity	2,111,131	2,042,416	1,941,145
Total liabilities and stockholders’ equity	$9,205,014	$8,489,990	$7,911,728

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,288, 176,876, and 176,771 shares issued; 108,474, 110,251, and 110,587 shares outstanding at September 30, 2023, December 31, 2022, and September 24, 2022, respectively.
Treasury Stock (at cost, shares in thousands): 68,814, 66,625, and 66,184 shares at September 30, 2023, December 31, 2022, and September 24, 2022, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$255,001	$234,137	$859,323	$817,842
Other comprehensive (loss) / income:
Change in fair value of interest rate swaps, net of taxes	(924)	3,150	(1,983)	10,953
Total other comprehensive (loss) / income	(924)	3,150	(1,983)	10,953
Total comprehensive income	$254,077	$237,287	$857,340	$828,795

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 1, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

Common stock issuance under stock award plans & ESPP	90	1	6,628				6,629
Share-based compensation expense			15,665				15,665
Repurchase of shares to satisfy tax obligations			(1,479)				(1,479)
Repurchase of common stock	(692)			(157,447)			(157,447)
Cash dividends paid to stockholders						(112,774)	(112,774)
Change in fair value of interest rate swaps, net of taxes					778		778
Net income						421,234	421,234
Stockholders’ equity at July 1, 2023	109,058	$1,418	$1,283,589	$(5,210,524)	$10,216	$6,002,453	$2,087,152

Common stock issuance under stock award plans & ESPP	48	—	4,601				4,601
Share-based compensation expense			14,971				14,971
Repurchase of shares to satisfy tax obligations			(893)				(893)
Repurchase of common stock	(632)			(136,778)			(136,778)
Cash dividends paid to stockholders						(111,999)	(111,999)
Change in fair value of interest rate swaps, net of taxes					(924)		(924)
Net income						255,001	255,001
Stockholders’ equity at September 30, 2023	108,474	$1,418	$1,302,268	$(5,347,302)	$9,292	$6,145,455	$2,111,131

Index

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	113,125	$1,411	$1,210,512	$(4,155,846)	$1,345	$4,945,243	$2,002,665
Common stock issuance under stock award plans & ESPP	308	2	7,908				7,910
Share-based compensation expense			12,316				12,316
Repurchase of shares to satisfy tax obligations			(26,442)				(26,442)
Repurchase of common stock	(1,358)			(296,180)			(296,180)
Cash dividends paid to stockholders						(103,467)	(103,467)
Change in fair value of interest rate swaps, net of taxes					5,993		5,993
Net income						187,227	187,227
Stockholders’ equity at March 26, 2022	112,075	$1,413	$1,204,294	$(4,452,026)	$7,338	$5,029,003	$1,790,022

Common stock issuance under stock award plans & ESPP	64	1	5,084				5,085
Share-based compensation expense			12,534				12,534
Repurchase of shares to satisfy tax obligations			(1,230)				(1,230)
Repurchase of common stock	(942)			(188,210)			(188,210)
Cash dividends paid to stockholders						(102,622)	(102,622)
Change in fair value of interest rate swaps, net of taxes					1,810		1,810
Net income						396,478	396,478
Stockholders’ equity at June 25, 2022	111,197	$1,414	$1,220,682	$(4,640,236)	$9,148	$5,322,859	$1,913,867

Common stock issuance under stock award plans & ESPP	28	—	2,502				2,502
Share-based compensation expense			13,681				13,681
Repurchase of shares to satisfy tax obligations			(704)				(704)
Repurchase of common stock	(638)			(123,626)			(123,626)
Cash dividends paid to stockholders						(101,862)	(101,862)
Change in fair value of interest rate swaps, net of taxes					3,150		3,150
Net income						234,137	234,137
Stockholders’ equity at September 24, 2022	110,587	$1,414	$1,236,161	$(4,763,862)	$12,298	$5,455,134	$1,941,145

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net income	$859,323	$817,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,775	248,242
(Gain)/loss on disposition of property and equipment	(27,460)	1,453
Share-based compensation expense	45,150	38,531
Deferred income taxes	8,082	41,977
Change in assets and liabilities:
Inventories	(147,521)	(487,001)
Prepaid expenses and other current assets	(28,647)	(47,823)
Accounts payable	13,554	63,963
Accrued employee compensation	(73,019)	(29,228)
Other accrued expenses	(53,795)	(40,241)
Income taxes	24,176	13,612
Other	28,308	5,003
Net cash provided by operating activities	937,926	626,330
Cash flows from investing activities:
Capital expenditures	(526,723)	(451,154)
Proceeds from sale of property and equipment	57,801	169
Proceeds from Orscheln acquisition net working capital settlement	4,310	—
Proceeds from sale of Orscheln corporate headquarters and distribution center	10,000	—
Net cash used in investing activities	(454,612)	(450,985)
Cash flows from financing activities:
Borrowings under debt facilities	1,767,000	120,000
Repayments under debt facilities	(1,195,000)	(30,000)
Debt discounts and issuance costs	(9,729)	—
Principal payments under finance lease liabilities	(3,606)	(3,288)
Repurchase of shares to satisfy tax obligations	(24,015)	(28,376)
Repurchase of common stock	(480,407)	(608,016)
Net proceeds from issuance of common stock	19,853	15,497
Cash dividends paid to stockholders	(338,219)	(307,951)
Net cash used in financing activities	(264,123)	(842,134)
Net increase/(decrease) in cash and cash equivalents	219,191	(666,789)
Cash and cash equivalents at beginning of period	202,502	878,030
Cash and cash equivalents at end of period	$421,693	$211,241

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,011	$16,130
Income taxes	215,637	184,887

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$20,359	$43,984
Increase of operating lease assets and liabilities from new or modified leases	481,177	264,318
Increase of finance lease assets and liabilities from new or modified leases	450	5,143

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Index
TRACTOR SUPPLY COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – General:

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and will convert the 81 acquired Orscheln stores to Tractor Supply stores by the end of fiscal 2023. At September 30, 2023, the Company operated a total of 2,393 retail stores in 49 states (2,198 Tractor Supply and Orscheln retail stores and 195 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $57.8 million, $24.2 million, and $65.3 million at September 30, 2023, December 31, 2022, and September 24, 2022, respectively.

Sale-leaseback Transactions

In the third quarter of fiscal 2023, the Company completed its strategically planned sale-leaseback of 10 Tractor Supply store locations, resulting in proceeds of $55.8 million and a gain of $27.0 million. The Company intends to lease those properties for 15 years, with renewal options thereafter. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

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

As described in further detail in Note 6 to the Condensed Consolidated Financial Statements, the Company had $1.75 billion, $1.18 billion and $1.09 billion in borrowings under its debt facilities at September 30, 2023, December 31, 2022 and September 24, 2022, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	September 30, 2023		December 31, 2022		September 24, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$640,252	$495,027	$639,220	$500,065	$638,876	$492,902
5.25% Senior Notes	$740,636	$708,675	$—	$—	$—	$—

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

	Fair Value Measurements at
	September 30, 2023	December 31, 2022	September 24, 2022
Interest rate swap assets (Level 2)	$12,477	$15,146	$16,537

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

Index
There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 30, 2023.

Share-based compensation expense was $15.0 million and $13.7 million for the third quarter of fiscal 2023 and 2022, respectively, and $45.2 million and $38.5 million for the first nine months of fiscal 2023 and 2022, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2023:

Fiscal Nine Months Ended
September 30, 2023
Stock options granted	123,414
Weighted average exercise price	$232.57
Weighted average grant date fair value per option	$60.10

As of September 30, 2023, total unrecognized compensation expense related to non-vested stock options was approximately $9.7 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2023:

Fiscal Nine Months Ended
September 30, 2023
Restricted Stock Unit Activity
Awards granted	221,718
Weighted average grant date fair value per share	$224.45
Performance-Based Restricted Share Unit Activity
Awards granted (a)	53,450
Weighted average grant date fair value per share - awards granted	$237.69
Performance adjustment (b)	50,411
Weighted average grant date fair value per share - performance adjustment	$85.82

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2023 based on actual achievement of performance targets.

In the first nine months of fiscal 2023, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of September 30, 2023, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $78.7 million with a remaining weighted average expense recognition period of 2.0 years.

Index
Note 4 - Acquisition of Orscheln Farm and Home, LLC and Related Divestitures

On October 12, 2022, the Company completed its acquisition of Orscheln, which expands the Company's footprint in the U.S. Midwest. Pursuant to the agreement governing the acquisition, the Company acquired 100% of the equity interest in Orscheln, inclusive of 166 Orscheln stores, the Orscheln corporate headquarters, and the Orscheln distribution center. The total purchase consideration was $393.4 million, exclusive of cash acquired. The acquisition was financed with cash-on-hand and Revolving Credit Facility borrowings under the 2022 Senior Credit Facility (as defined below).

In order to obtain regulatory approval for the Orscheln acquisition, the Federal Trade Commission required the Company to divest of 85 stores, which were sold to two buyers, Bomgaars Supply, Inc. (“Bomgaars”) (73 stores) and Buchheit Enterprises, Inc. (12 stores), on October 12, 2022, concurrently with the closing of the acquisition. Net proceeds from the store divestitures were $69.4 million. In addition, the Company sold the Orscheln corporate headquarters and distribution center to Bomgaars for $10.0 million in the third quarter of fiscal 2023.

The purchase consideration and fair value of Orscheln’s net assets acquired on October 12, 2022 are shown below. The assets and liabilities of the 85 divested stores, along with the Orscheln corporate headquarters and the Orscheln distribution center, are shown as held for sale in the fair value of assets acquired and liabilities assumed.

(in thousands)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of September 30, 2023
Fair value of assets acquired
Cash and cash equivalents	$6,935	$—	$6,935
Accounts receivable	277	—	277
Inventories	168,663	(22,871)	145,792
Prepaid expenses and other current assets	7,222	304	7,526
Property and equipment	13,328	1,804	15,132
Lease right of use assets	82,755	—	82,755
Deferred income taxes	18,481	8,852	27,333
Assets held for sale	173,554	—	173,554
Other assets	160	(14)	146
Less: liabilities assumed
Accounts payable	80,323	344	80,667
Accrued liabilities	20,291	6,108	26,399
Short-term lease liabilities	5,986	—	5,986
Long-term lease liabilities	70,626	—	70,626
Liabilities held for sale	94,190	—	94,190
Goodwill	197,742	14,067	211,810
Total fair value of considerations transferred	$397,700	$(4,310)	$393,390
Note: Amounts may not sum to totals due to rounding.
The $211.8 million goodwill shown above represents the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the U.S. Midwest. Approximately $130.3 million of this goodwill is deductible for income tax purposes.

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

	Fiscal Three Months Ended
	September 30, 2023			September 24, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$255,001	108,774	$2.34	$234,137	110,861	$2.11
Dilutive effect of share-based awards	—	568	(0.01)	—	699	(0.01)
Diluted net income per share:	$255,001	109,342	$2.33	$234,137	111,560	$2.10

	Fiscal Nine Months Ended
	September 30, 2023			September 24, 2022
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$859,323	109,415	$7.85	$817,842	111,660	$7.32
Dilutive effect of share-based awards	—	640	(0.04)	—	801	(0.05)
Diluted net income per share:	$859,323	110,055	$7.81	$817,842	112,461	$7.27

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for the fiscal three months ended September 30, 2023 and 0.1 million shares for fiscal three months ended September 24, 2022. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for the fiscal nine months ended September 30, 2023 and approximately 0.1 million shares for the fiscal nine months ended September 24, 2022.

Index
Note 6 – Debt:

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022	September 24, 2022
5.25% Senior Notes	$750.0	$—	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	200.0	378.0	90.0
Total outstanding borrowings	1,750.0	1,178.0	1,090.0
Less: unamortized debt discounts and issuance costs	(21.7)	(13.9)	(12.1)
Total debt	1,728.3	1,164.1	1,077.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,728.3	$1,164.1	$1,077.9

Outstanding letters of credit	$58.2	$52.6	$55.8

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of September 30, 2023 and December 31, 2022 represent amounts drawn under the credit facility (the “2022 Senior Credit Facility”) entered into on September 30, 2022. Outstanding balance as of September 24, 2022 represents amounts drawn under the previous senior credit facility.

Borrowings under the Company’s Revolving Credit Facility bore interest either at the bank’s base rate (8.500% at September 30, 2023) plus an additional amount ranging from 0.000% to 0.250% (0.000% at September 30, 2023) or at adjusted Secured Overnight Financing Rate (5.319% at September 30, 2023) plus an additional amount ranging from 0.750% to 1.250% (1.000% at September 30, 2023), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at September 30, 2023), adjusted based on the Company’s public credit ratings.

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

Index
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

Covenants and Default Provisions of the Debt Agreements

As of September 30, 2023, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 30, 2023, the Company was in compliance with all debt covenants.

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

Dividends

During the first nine months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 9, 2023	$1.03	August 28, 2023	September 12, 2023
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

On November 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock. The dividend will be paid on December 12, 2023, to stockholders of record as of the close of business on November 27, 2023.

Note 8 – Treasury Stock:

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 30, 2023, the Company had remaining authorization under the share repurchase program of $1.16 billion, exclusive of any fees, commissions, or other expenses.

Index
The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal nine months ended September 30, 2023 and September 24, 2022, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Total number of shares repurchased	632	638	2,190	2,938
Average price paid per share	$214.45	$193.70	$222.20	$206.95
Total cost of share repurchases (a)	$136,778	$123,626	$491,394	$608,016
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

Note 9 – Income Taxes:

The Company’s effective income tax rate was 23.0% in the third quarter of fiscal 2023 compared to 22.0% in the third quarter of fiscal 2022. The Company’s effective income tax rate was 22.6% in the first nine months of fiscal 2023 compared to 22.5% in the first nine months of fiscal 2022. The increase in the effective income tax rate in the first three and nine months of fiscal 2023 compared to the corresponding periods in fiscal 2022 was driven primarily by state audit settlements and decreased state tax credits.

Note 10 – Commitments and Contingencies:

Construction and Real Estate Commitments

As of September 30, 2023, the Company had contractual commitments of approximately $48.4 million related to the construction and onboarding of new distribution centers.

Letters of Credit

At September 30, 2023, the Company had $58.2 million in outstanding letters of credit.

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

Index
Note 11 – Segment Reporting:

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and nine months ended September 30, 2023 and September 24, 2022:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Livestock, Equine & Agriculture (a)	29%	30%	29%	29%
Companion Animal (b)	26	24	25	23
Seasonal & Recreation (c)	20	21	22	23
Truck, Tool & Hardware (d)	17	17	16	16
Clothing, Gift & Décor (e)	8	8	8	9
Total	100%	100%	100%	100%

Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
(a) Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b) Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(c) Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(d) Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e) Includes clothing, footwear, toys, snacks, and decorative merchandise.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends, but there is no guarantee that we will be able to successfully execute this strategy. For more information regarding the risks we face in this regard, see Item 1A. “Risk Factors—Weather and Climate Risks” in our 2022 Form 10-K.

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

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	63.35	64.36	63.88	64.62
Gross profit	36.65	35.64	36.12	35.38
Selling, general and administrative expenses	24.01	23.61	22.95	22.40
Depreciation and amortization	2.65	2.66	2.66	2.44
Operating income	9.99	9.37	10.51	10.54
Interest expense, net	0.28	0.19	0.32	0.20
Income before income taxes	9.71	9.18	10.19	10.34
Income tax expense	2.24	2.02	2.30	2.33
Net income	7.47%	7.16%	7.89%	8.01%

Fiscal Three Months (Third Quarter) Ended September 30, 2023 and September 24, 2022

Net sales for the third quarter of fiscal 2023 increased 4.3% to $3.41 billion from $3.27 billion for the third quarter of fiscal 2022. The increase in net sales was driven by contributions from the acquisition of Orscheln Farm and Home and new store openings. Comparable store sales for the third quarter of fiscal 2023 decreased 0.4%. In the third quarter of fiscal 2022, net sales increased 8.4% and comparable store sales increased 5.7%.

The comparable store sales results for the third quarter of fiscal 2023 included a flat comparable average transaction count and a decrease in comparable average transaction value of 0.3%. Comparable store sales performance reflects continued strength in core year-round merchandise, including consumable, usable and edible (“C.U.E.”) products which significantly outpaced the chain average. This performance largely offset declines in demand for seasonal goods and big-ticket items.

Sales from stores open less than one year, including stores from the Orscheln acquisition, were $157.5 million for the third quarter of fiscal 2023, which represented 4.8 percentage points of the 4.3% net sales increase over third quarter fiscal 2022 net

Index
sales. For the third quarter of fiscal 2022, sales from stores open less than one year were $71.9 million, which represented 2.4 percentage points of the 8.4% increase over third quarter fiscal 2021 net sales.

The following table summarizes store growth for the fiscal three months ended September 30, 2023 and September 24, 2022:

	Fiscal Three Months Ended
Store Count Information:	September 30, 2023	September 24, 2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,181	2,016
New stores opened	17	11
Stores closed	—	—
End of period	2,198	2,027
Petsense by Tractor Supply
Beginning of period	192	178
New stores opened	4	2
Stores closed	(1)	—
End of period	195	180
Consolidated end of period	2,393	2,207
Stores relocated	1	3

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 30, 2023 and September 24, 2022:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 30, 2023	September 24, 2022
Livestock, Equine & Agriculture	29%	30%
Companion Animal	26	24
Seasonal & Recreation	20	21
Truck, Tool & Hardware	17	17
Clothing, Gift & Décor	8	8
Total	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
Gross profit increased 7.3% to $1.25 billion for the third quarter of fiscal 2023 from $1.17 billion for the third quarter of fiscal 2022. As a percent of net sales, gross margin in the third quarter of fiscal 2023 increased 101 basis points to 36.7% from 35.6% in the third quarter of fiscal 2022. Gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy, complemented by the use of its Neighbor’s Club loyalty program as a value driver in a sustained higher-cost environment. The gross margin rate increase was primarily attributable to lower transportation costs driven by improvement in the global supply chain and efficiencies from a new distribution center, modestly offset by negative product mix.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 5.8% to $909.6 million for the third quarter of fiscal 2023 from $859.4 million for the third quarter of fiscal 2022. As a percent of net sales, SG&A expenses increased 38 basis points to 26.7% from 26.3% in the third quarter of fiscal 2022. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization and the onboarding of a new distribution center, as well as higher medical claims and fixed cost deleverage. During the third quarter of 2023, the Company completed its strategically planned sale-leaseback of 10 Tractor Supply store locations, benefiting SG&A by approximately 70 basis points, net of transaction and repair costs. Additionally, the increase in SG&A was partially offset by a one-time benefit of approximately 35 basis points attributed to increases in the useful lives of leasehold improvements for certain stores that were remodeled in prior periods due to a change in the related lease term.

Index
Operating income for the third quarter of fiscal 2023 increased 11.3% to $340.9 million from $306.4 million in the third quarter of fiscal 2022.

The effective income tax rate was 23.0% in the third quarter of fiscal 2023 compared to 22.0% in the third quarter of fiscal 2022. The increase in the effective income tax rate in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 was driven primarily by state audit settlements and decreased state tax credits.

Net income for the third quarter of fiscal 2023 increased 8.9% to $255.0 million, or $2.33 per diluted share, as compared to net income of $234.1 million, or $2.10 per diluted share, for the third quarter of fiscal 2022.
During the third quarter of fiscal 2023, we repurchased approximately 0.6 million shares of the Company’s common stock at a total cost of $135.4 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $112.0 million, returning $247.4 million to our stockholders.

Fiscal Nine Months Ended September 30, 2023 and September 24, 2022

Net sales for the first nine months of fiscal 2023 increased 6.8% to $10.90 billion from $10.20 billion for the first nine months of fiscal 2022. The increase in net sales was driven by contributions from the acquisition of Orscheln Farm and Home, new store openings and growth in comparable store sales. Comparable store sales for the first nine months of fiscal 2023 increased 1.5%. In the first nine months of fiscal 2022, net sales increased 8.4% and comparable store sales increased 5.5%.

The comparable store sales results for the first nine months of fiscal 2023 included an increase in comparable average transaction value of 1.0% and an increase in comparable average transaction count of 0.4%. Comparable store sales growth reflects continued strength in core year-round merchandise, including C.U.E. products which significantly outpaced the chain average. This performance largely offset declines in seasonal goods and big-ticket items.

In addition to comparable store sales growth for the first nine months of fiscal 2023, sales from stores open less than one year, including stores from the Orscheln acquisition, were $498.2 million for the first nine months of fiscal 2023, which represented 4.9 percentage points of the 6.8% net sales increase over the first nine months of fiscal 2022 net sales. For the first nine months of fiscal 2022, sales from stores open less than one year were $236.5 million, which represented 2.5 percentage points of the 8.4% increase over the first nine months of fiscal 2021 net sales.

The following table summarizes store growth for the fiscal nine months ended September 30, 2023 and September 24, 2022:

	Fiscal Nine Months Ended
Store Count Information:	September 30, 2023	September 24, 2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,147	2,003
New stores opened	51	24
Stores closed	—	—
End of period	2,198	2,027
Petsense by Tractor Supply
Beginning of period	186	178
New stores opened	10	3
Stores closed	(1)	(1)
End of period	195	180
Consolidated end of period	2,393	2,207
Stores relocated	5	7

Index
The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 30, 2023 and September 24, 2022:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 30, 2023	September 24, 2022
Livestock, Equine & Agriculture	29%	29%
Companion Animal	25	23
Seasonal & Recreation	22	23
Truck, Tool & Hardware	16	16
Clothing, Gift & Décor	8	9
Total	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
Gross profit increased 9.1% to $3.94 billion for the first nine months of fiscal 2023 from $3.61 billion for the first nine months of fiscal 2022. As a percent of net sales, gross margin in the first nine months of fiscal 2023 increased 74 basis points to 36.1% from 35.4% in the first nine months of fiscal 2022. The gross margin rate increase was primarily attributable to the Company’s consistent execution of an everyday low price strategy, lower transportation costs and other margin-driving initiatives that were able to more than offset the impact from product cost inflation pressures and product mix from the robust growth of C.U.E. products.

SG&A expenses, including depreciation and amortization, increased 10.2% to $2.79 billion for the first nine months of fiscal 2023 from $2.53 billion for the first nine months of fiscal 2022. As a percent of net sales, SG&A expenses increased 77 basis points to 25.6% from 24.8% in the first nine months of fiscal 2022. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization and the onboarding of a new distribution center, as well as higher medical claims and fixed cost deleverage. During the first nine months of fiscal 2023, the Company completed its strategically planned sale-leaseback of 10 Tractor Supply store locations, benefiting SG&A by approximately 22 basis points, net of transaction and repair costs. Additionally, the increase in SG&A was further partially offset by a one-time benefit of approximately 10 basis points attributed to increases in the useful lives of leasehold improvements for certain stores that were remodeled in prior periods due to a change in the related lease term.

Operating income for the first nine months of fiscal 2023 increased 6.4% to $1.14 billion from $1.08 billion in the first nine months of fiscal 2022.

The effective income tax rate was 22.6% in the first nine months of fiscal 2023 compared to 22.5% in the first nine months of fiscal 2022. The increase in the effective income tax rate in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 was driven primarily by state audit settlements and decreased state tax credits.

Net income for the first nine months of fiscal 2023 increased 5.1% to $859.3 million, or $7.81 per diluted share, as compared to net income of $817.8 million, or $7.27 per diluted share, for the first nine months of fiscal 2022.

During the first nine months of fiscal 2023, we repurchased approximately 2.2 million shares of the Company’s common stock at a total cost of $486.5 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $338.2 million, returning $824.7 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022	September 24, 2022
5.25% Senior Notes	$750.0	$—	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
November 2020 Term Loan	—	—	200.0
Revolving Credit Facility (b)	200.0	378.0	90.0
Total outstanding borrowings	1,750.0	1,178.0	1,090.0
Less: unamortized debt discounts and issuance costs	(21.7)	(13.9)	(12.1)
Total debt	1,728.3	1,164.1	1,077.9
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,728.3	$1,164.1	$1,077.9

Outstanding letters of credit	$58.2	$52.6	$55.8
(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.
(b) Outstanding balances as of September 30, 2023 and December 31, 2022 represent amounts drawn under the 2022 Senior Credit Facility. Outstanding balance as of September 24, 2022 represents amounts drawn under the previous senior credit facility.

For additional information about the Company’s debt and credit facilities, refer to Note 6 to the Condensed Consolidated Financial Statements.

Index
Cash Flows Provided by Operating Activities

Operating activities provided net cash of $937.9 million and $626.3 million in the first nine months of fiscal 2023 and fiscal 2022, respectively.  The $311.6 million increase in net cash provided by operating activities in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022	Variance
Net income	$859.3	$817.8	$41.5
Depreciation and amortization	289.8	248.2	41.6
Share-based compensation expense	45.1	38.5	6.6
Deferred income taxes	8.1	42.0	(33.9)
Inventories and accounts payable	(134.0)	(423.0)	289.0
Prepaid expenses and other current assets	(28.6)	(47.8)	19.2
Accrued expenses	(126.8)	(69.5)	(57.3)
Income taxes	24.2	13.6	10.6
Other, net	0.8	6.5	(5.7)
Net cash provided by operating activities	$937.9	$626.3	$311.6
Note: Amounts may not sum to totals due to rounding.

The $311.6 million increase in net cash provided by operating activities in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 was primarily driven by our management of inventory and accounts payable.

Cash Flows Used in Investing Activities

Investing activities used net cash of $454.6 million and $451.0 million in the first nine months of fiscal 2023 and fiscal 2022, respectively. The $3.6 million increase in net cash used in investing activities primarily reflects an increase in capital expenditures, primarily related to the onboarding and construction of new distribution centers, remodeling of existing stores, and new store growth, partially offset by proceeds from the sale-leaseback transactions, in the first nine months of fiscal 2023 compared to fiscal 2022.

Investing activities, including capital expenditures, for the first nine months of fiscal 2023 and fiscal 2022 were as follows (in millions):

	Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022	Variance
Existing stores	$(246.2)	$(226.9)	$(19.3)
Distribution center capacity and improvements	(120.4)	(85.4)	(35.0)
New and relocated stores and stores not yet opened	(72.3)	(58.9)	(13.4)
Information technology	(86.4)	(76.9)	(9.5)
Corporate and other	(1.4)	(3.1)	1.7
Total capital expenditures	(526.7)	(451.2)	(75.5)
Proceeds from sale of property and equipment	57.8	0.2	57.6
Proceeds from Orscheln acquisition net working capital settlement	4.3	—	4.3
Proceeds from sale of Orscheln corporate headquarters and distribution center	10.0	—	10.0
Net cash used in investing activities	$(454.6)	$(451.0)	$(3.6)
Note: Amounts may not sum to totals due to rounding.

The increase in spending for existing stores in the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 primarily reflects our strategic initiatives related to store remodels, including internal space productivity, side lot garden

Index
center transformations and Orscheln store conversions. Spending in the first nine months of both fiscal 2023 and fiscal 2022 also includes routine refresh activity.

The increase in spending for distribution center capacity and improvements in the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022 is primarily related to the ongoing construction of a new distribution center in Maumelle, Arkansas.

In the first nine months of fiscal 2023, the Company opened 51 new Tractor Supply stores compared to 24 new Tractor Supply stores during the first nine months of fiscal 2022. The Company also opened 10 new Petsense by Tractor Supply stores during the first nine months of fiscal 2023 compared to three stores during the first nine months of fiscal 2022.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our omni-channel initiatives, increased security and compliance, and other strategic initiatives.

In the first nine months of fiscal 2023, the Company sold and subsequently leased back 10 of its retail locations, resulting in proceeds of $55.8 million.

Our projected capital expenditures for fiscal 2023 are currently estimated to be in the range of $800 million to $850 million, which is partially funded by the proceeds from the sale of existing Company-owned stores. The capital expenditures include plans to open a total of approximately 70 new Tractor Supply stores, complete the Orscheln conversions to Tractor Supply, continue Project Fusion remodels and garden center transformations, build our 10th distribution center and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Cash Flows Used in Financing Activities

Financing activities used net cash of $264.1 million in the first nine months of fiscal 2023 compared to used net cash of $842.1 million in the first nine months of fiscal 2022. The $578.0 million change in net cash used in financing activities in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022	Variance
Net borrowings and repayments under debt facilities	$572.0	$90.0	$482.0
Repurchase of common stock	(480.4)	(608.0)	127.6
Cash dividends paid to stockholders	(338.2)	(308.0)	(30.2)
Net proceeds from issuance of common stock	19.9	15.5	4.4
Other, net	(37.4)	(31.6)	(5.8)
Net cash used in financing activities	$(264.1)	$(842.1)	$578.0
Note: Amounts may not sum to totals due to rounding.

The $578.0 million change in net cash used in financing activities in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 is primarily due to net borrowings under the debt facilities and a decrease in the repurchase of common stock, partially offset by an increase in cash dividends paid to stockholders.

Index
Dividends

During the first nine months of fiscal 2023 and fiscal 2022, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 9, 2023	$1.03	August 28, 2023	September 12, 2023
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

On November 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $1.03 per share of the Company’s outstanding common stock. The dividend will be paid on December 12, 2023, to stockholders of record as of the close of business on November 27, 2023.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 30, 2023, the Company had remaining authorization under the share repurchase program of $1.16 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total amount paid for share repurchases during the fiscal three months and fiscal nine months ended September 30, 2023 and September 24, 2022, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Total number of shares repurchased	632	638	2,190	2,938
Average price paid per share	$214.45	$193.70	$222.20	$206.95
Total cost of share repurchases (a)	$136,778	$123,626	$491,394	$608,016
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

Index
Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of September 30, 2023, the Company had contractual commitments of approximately $48.4 million related to the construction and onboarding of new distribution centers. As of September 30, 2023, there has been no other material change in the information disclosed in the 2022 Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Company’s critical accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory valuation
-	Self-insurance reserves
-	Impairment of long-lived assets
-	Impairment of goodwill and other indefinite-lived intangible assets

See Note 1 to the Consolidated Financial Statements in our 2022 Form 10-K, for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2022 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2023, refer to Note 1 to the Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2022 Form 10-K for the fiscal year ended December 31, 2022. As of September 30, 2023, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 30, 2023.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2023 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 2, 2023 - July 29, 2023	(a)	265,686	$216.02	265,500	$1,236,580,793
July 30, 2023 - August 26, 2023	(a)	113,697	219.24	110,000	1,212,497,873
August 27, 2023 - September 30, 2023	(a)	256,043	210.89	256,000	1,158,515,154
Total		635,426	$214.53	631,500	$1,158,515,154

(a) The number of shares purchased and average price paid per share includes 186, 3,697, and 43 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of July 2, 2023 - July 29, 2023, July 30, 2023 - August 26, 2023, and August 27, 2023 - September 30, 2023, respectively.

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
Any additional share repurchase programs will be subject to the discretion of the Company’s Board of Directors and will depend upon earnings, financial condition, and capital needs of the Company, along with any other factors which the Company’s Board of Directors deems relevant. The program may be limited, temporarily paused, or terminated at any time, without prior notice.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Index
Item 5. Other Information

None. Without limiting the generality of the foregoing, during the Company’s three fiscal months ended September 30, 2023, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Index
Item 6.  Exhibits

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 9, 2023	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)