Form 10-K
period 2023-12-30
TRACTOR SUPPLY CO /DE/
filed 2024-02-23
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19.8 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 27, 2024
Common Stock, $.008 par value	107,916,530
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

i.

FORWARD-LOOKING STATEMENTS OR INFORMATION

This Annual Report on Form 10-K and statements included or incorporated by reference in this Annual Report on Form 10-K include certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, net sales, comparable store sales, operating margins or operating margin rates, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their amount and nature) and acquisitions, business strategy, expansion and growth of our business operations, and other such matters are forward-looking statements.  Forward-looking statements are usually identified by or are associated with such words as “will,” “intend,” “would,” “expect,” “continue,” “believe,” “anticipate,” “optimistic,” “forecasted,” and similar terminology. To take advantage of the safe harbor provided by the Act, we have identified certain factors, in Item 1A. “Risk Factors” in this Annual Report on Form 10-K which may cause actual results to differ materially from those expressed in any forward-looking statements.  These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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
ii.

PART I

Item 1.     Business

Overview

Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle).  We operate retail stores under the names Tractor Supply Company and Petsense by Tractor Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also offer an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 30, 2023, we operated 2,414 retail stores in 49 states (2,216 Tractor Supply retail stores and 198 Petsense by Tractor Supply retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space (“Side Lot”), and our Petsense by Tractor Supply stores have approximately 5,500 square feet of inside selling space. Our online selling websites and our mobile application offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere and in any way they choose.

On October 12, 2022, the Company completed its acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”). The Company acquired 166 Orscheln stores for approximately $393.4 million, exclusive of cash acquired. Consistent with the remedy reached with the Federal Trade Commission (“FTC”), the Company divested 85 store locations to two buyers, Bomgaars Supply, Inc. (73 stores) and Buchheit Enterprises, Inc. (12 stores), concurrently with the closing of the acquisition. Net proceeds from the store divestitures were approximately $69.4 million. In addition, the Company sold the Orscheln corporate headquarters and distribution center to Bomgaars Supply, Inc. for $10 million in the third quarter of fiscal 2023. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility (as defined below). All Orscheln stores have been rebranded to Tractor Supply as of the end of fiscal 2023.

Business Strategy for Tractor Supply Company

We believe our sales and earnings growth is the result of executing our multi-year strategy, which includes the following key components:

Target Market

Supplying the lifestyle needs of recreational farmers, ranchers, animal and pet owners, and all those who enjoy living the rural lifestyle remains our primary objective. By focusing our product assortment on these core customers, we believe we are differentiated from general merchandise, home center, and other specialty retailers. We cater to the rural lifestyle and often serve a market by being a trip consolidator for many basic maintenance needs for farm, ranch, and rural customers through convenient shopping options both in-store and online.

Customers

Our target customers are home, land, pet, animal and livestock owners who generally have above average income and below average cost of living. We seek to serve a customer base that primarily lives in towns outlying major metropolitan markets and in rural communities. This customer base includes recreational farmers, ranchers, and all those who enjoy living a rural inspired lifestyle.

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

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies.  Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores, and our Field Activity Support Teams (“FAST”) are dedicated to support the stores in creating an enhanced in-store experience for our customers through best-in-class merchandising execution. Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience. Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location.  These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests or aprons with name tags, and our customer service and checkout counters are conveniently located near the front of the store. Our stores have been equipped with tools such as team member communication devices, wireless internet, and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. In addition, our buy online and pickup in-store and ship to store programs, including curbside pickup, provide convenient access for customers to pick up merchandise from our store locations. We also offer store delivery in all of our Tractor Supply stores to meet our customers' needs.

We are in the midst of a multi-year project that began in 2020 to remodel our existing store base, bringing programs to life with new fixtures, layouts and products that truly enhance the customer shopping experience. The site-level space is analyzed category by category and reallocated as needed to align with current merchandising strategies and to drive space productivity. Another space productivity initiative is to transform our Side Lot with an expanded product offering and an enhanced shopping experience. With this investment, the Side Lot space is leveraged to offer a wider product offering in the lawn and garden categories and new categories within the garden center, and offer greater convenience through the expansion of our buy online and pickup in-store and ship to store capabilities for drive-thru pickup.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products with approximately 17,000 to 25,000 products per store as well as over 300,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2023. Our comprehensive selection of merchandise is comprised of the following major product categories:

•Livestock, Equine & Agriculture: livestock and equine feed & equipment, poultry, fencing, and sprayers & chemicals;
•Companion Animal: food, treats and equipment for dogs, cats, and other small animals as well as dog wellness;
•Seasonal & Recreation: tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products;
•Truck, Tool, & Hardware: truck accessories, trailers, generators, lubricants, batteries, and hardware and tools; and
•Clothing, Gift, & Décor: clothing, footwear, toys, snacks, and decorative merchandise.

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2023, 2022, and 2021:

	Percent of Net Sales
	Fiscal Year
Product Category:	2023	2022	2021
Livestock, Equine & Agriculture	27%	28%	27%
Companion Animal	25	23	21
Seasonal & Recreation	22	22	23
Truck, Tool, & Hardware	16	16	18
Clothing, Gift, & Décor	10	11	11
Total	100%	100%	100%

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

Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of approximately 1,000 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2023.  Approximately 400 core vendors accounted for 90% of our merchandise purchases during fiscal 2023. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products to meet customer demands despite the global supply chain disruptions and delays. We believe that adequate sources of supply exist, but they may cost more or require us to incur higher transportation costs.

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

Our exclusive brands represented approximately 29%, 30%, and 29% of our total sales in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Our exclusive brands include:

4health® (pet foods and supplies)	Paws & Claws® (pet foods and supplies)
American Farmworks® (livestock, farm and ranch	Producer’s Pride® (livestock and horse feed and supplies)
equipment)
Bit & Bridle® (apparel and footwear)	Red Shed® (gifts, collectibles, and outdoor furniture)
Blue Mountain® (apparel)	Redstone® (heating products)
C.E. Schmidt® (apparel and footwear)	Retriever® (pet foods and supplies)
Country Lane® (grooming preparations, animal	Ridgecut® (apparel)
feed and feed supplements)
Countyline® (livestock, farm and ranch equipment)	Royal Wing® (bird feed and supplies)
Country Tuff® (lubricants, fluids and oil treatments)	Strive® (pet foods)
Dumor® (livestock and horse feed and supplies)	Traveller® (truck and automotive products)
Farm Table® (pet food and treats)	Treeline® (hunting gear and accessories)
Groundwork® (lawn and garden supplies)	TSC Tractor Supply Co® (trailers, truck tool boxes and animal bedding)
Huskee® (outdoor power equipment)	Untamed® (pet foods)
JobSmart® (tools)

The exclusive brands identified above have been registered as trademarks with the USPTO for certain products and some are the subject of additional applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (both United States and foreign) have expiration dates ranging from April 2027 to December 2041 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2023, our Tractor Supply stores received approximately 81% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their “Out Here” lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Ohio and Texas represent a total distribution center capacity of approximately 6.6 million square feet. We also use third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity. On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. In addition, the Company is building a new distribution center in Maumelle, Arkansas. This new facility will expand the Company’s distribution center capacity by 1,200,000 square feet and is anticipated to begin operations in the second quarter of 2024.

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

Marketing

Leveraging our value-driving offerings from our Neighbor’s Club loyalty program, we utilize an “everyday low price” philosophy to consistently offer our products at competitive prices complemented by limited and strategically planned promotions throughout the year. To drive store traffic, build brand consideration, and position ourselves as a destination retailer, we promote a broad selection of merchandise and our “Life Out Here” brand messaging through digital and social media initiatives, targeted digital video (connected TV and streaming programming), e-mail and direct mail.  In addition, our rapidly growing Neighbor’s Club loyalty program enhances our ability to engage with our customers, recognize and reward our best customers, drive desired purchase behaviors, and create brand advocacy. Vendors frequently support these specific programs by offering temporary cost reductions, additional funding, and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Omni-Channel

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive, easy shopping experience, offering the conveniences our customers want and expect by driving a personalized experience by leveraging our Neighbor’s Club Loyalty program. We offer buy online, pickup in-store, and curbside pickup, which provide convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment. This allows us to extend our aisles beyond our store locations and provides convenient and useful content that is relevant to our customers’ lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or delivered to their homes or offices. For select products, we offer same day delivery. We use our distribution facility network as well as our stores to support our e-commerce activities. Our digital capabilities have further enhanced our in-store shopping experience, allowing us to engage with our customers more effectively, and expanded our target markets outside of our current retail store locations.

Continuous Improvement

We are committed to a continuous improvement program to drive change throughout our organization. Using data analytics and team member engagement, we examine business processes and identify opportunities to reduce costs, drive innovation, and improve effectiveness. We establish annual goals for productivity and cost improvement. Additionally, we have training goals to expand our team’s knowledge and understanding of continuous improvement, which is a key pillar in our culture. We have implemented several continuous improvement projects, with team members across our business, to evaluate key operations and implement process changes. Team members are empowered and expected to challenge current paradigms and improve processes. Management encourages the participation of all team members in the decision-making process, regularly solicits input and suggestions from our team members, and incorporates suggestions into our improvement activities.

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

We continue to invest in technology to support store, online, and distribution facility expansion and our long-term strategic growth initiatives focused heavily on improving the customer experience across all channels. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness.  Such efforts include ongoing hardware and software evaluations, refreshes, and upgrades to support optimal software configurations, and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements such as computer vision, labor and task management tools, edge computing and artificial intelligence. We will continue to evaluate the use of emerging technologies to improve productivity such as robotics, robotic process automation, quantum computing and other technologies. We also maintain and continue to strengthen the security of our information systems to help protect and prevent unauthorized access to personal information of our customers, team members, vendors, and other confidential Company data. We are endeavoring to adhere to quickly evolving industry privacy laws and standards, as well as governance as it applies to artificial intelligence. Critical areas of focus include cloud, end point protection and privacy. Collectively, these efforts are directed toward improving business processes, maintaining secure, efficient, and stable systems, and enabling the continued growth and success of our business.

Petsense by Tractor Supply

Petsense by Tractor Supply is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 30, 2023, we operated a total of 198 Petsense by Tractor Supply stores in 23 states, and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Human Capital

We believe that our team members are the foundation of our business and that their hard work, passion, commitment, and experience drive our success. As a result of our commitment to our team members, we were recognized by the Great Place to Work Institute as a “Great Place to Work-Certified” company. Additionally, we earned a spot on both the Nashville Business Journal's Best Places to Work and the Tennessean's Top Workplaces in Middle Tennessee lists, as well as national lists including Fortune’s Best Workplaces in Retail, Newsweek’s America's Greatest Workplaces, and Forbes’ America's Best Large Employers. Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 30, 2023, we employed approximately 25,000 full-time and 25,000 part-time Tractor Supply and Petsense by Tractor Supply team members and use contractors on an as-needed basis. We typically employ additional part-time team members throughout the year during high sales volume periods. We are not party to any collective bargaining agreements.

Eligible team members can participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon individual, team, and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We offer health insurance for which we share a significant portion of the cost of premiums. We additionally provide our eligible team members with a tuition reimbursement program, paid time off and a six-week parental leave policy for new parents. Our team members also receive a discount on merchandise purchased from the Company.

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

Store Team Member Learning & Development

We seek to hire store team members who live and appreciate the “Out Here” lifestyle, including recreational farmers, ranchers, homeowners, gardeners and pet enthusiasts. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors. Our learning & development programs include:

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
•Periodic all store team member meetings; and
•An annual store manager meeting with vendor product presentations.

Workplace Health and Safety

At Tractor Supply, maintaining a healthy, safe environment for our team members and customers is embedded in our mission and values. Team members are empowered to do the “right thing” and encourage the same of others. We are committed to driving a culture of safety for our team members, customers and communities through role-based training specific to TSC’s operations, the use of technology to deliver training, and an attitude of continual improvement.

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

We are committed to providing a diverse and inclusive culture supported by our Mission & Values where we welcome diverse backgrounds and experiences and respectfully foster different perspectives, ideas and innovative thinking. We are stronger together, and we believe in the authenticity our team members bring to work every day. By focusing on our team members, we know that our customers, communities and suppliers will be well served. Diversity and inclusion play a key role in moving our business forward. Our workforce is approximately 51% male and 49% female. Racial and ethnic minorities comprise approximately 18% of our workforce. Women serve in key leadership roles within the Company, including as Executive Vice President, Chief Human Resources Officer, Senior Vice President, General Counsel and Corporate Secretary, Senior Vice President of Investor Relations and Public Relations, Senior Vice President, Chief Marketing Officer and Senior Vice President, General Merchandise. We have taken several steps over the past twelve months to further enhance our diversity, equity, and inclusion strategy including publishing external DE&I goals aligned with our environmental, social, and governance (“ESG”) efforts, enhancing our DE&I Strategy to include supplier inclusion efforts, and continuing activation of our various team member engagement groups supporting development, community involvement, and allyship within our Company. We will continue to build on these initiatives to enhance our culture of respect and teamwork across our organization.

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

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 13.0%. We plan to open approximately 80 new Tractor Supply and 10 to 15 new Petsense by Tractor Supply stores in fiscal 2024, a selling square footage increase of approximately 4%. In fiscal 2023, we opened 70 new Tractor Supply stores and 13 new Petsense by Tractor Supply stores. In fiscal 2022, we opened 63 new Tractor Supply stores, nine new Petsense by Tractor Supply stores and acquired 81 Orscheln Farm and Home stores. This represents a selling square footage increase of approximately 3% during fiscal 2023 and 11% during fiscal 2022.

At December 30, 2023, we operated 2,414 retail stores in 49 states (2,216 Tractor Supply retail stores and 198 Petsense by Tractor Supply retail stores). Given the size of the communities that we target, we believe there is ample opportunity for new store growth in many existing and new markets. We believe we have developed a proven method for selecting store sites and have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

Approximately 60% of our stores are in freestanding buildings and 40% are located in shopping centers. We lease approximately 96% of our stores and own the remaining 4%.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and duration of these conditions. See further discussion in 1A. “Risk Factors - Weather and Climate Risks” of this Annual Report on Form 10-K. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state, and local environmental laws and regulations, enacted or adopted to protect the environment. We are committed to complying with all applicable environmental laws and regulations. We are also committed to becoming a more environmentally sustainable company. This commitment is demonstrated through our Stewardship Program, which is comprised of environmental and sustainability-related initiatives designed to lessen our environmental footprint. These include the installation of energy management systems, LED lighting, high efficiency heating/air conditioning systems; recycling programs in our stores, distribution centers and Store Support Center; and the installation of rooftop solar arrays at the Store Support Center in Brentwood, Tennessee, our Tractor Supply store in Hendersonville, Tennessee and our newest distribution centers in Navarre, Ohio and Maumelle, Arkansas.

We are investing in sustainable buildings with the design, construction and operation of facilities that meet LEED (Leadership in Energy and Environmental Design) standards. Our Store Support Center and distribution centers in Casa Grande, Arizona, and Frankfort, New York are all LEED Silver certified. We opened our ninth distribution center in Navarre, Ohio on January 18, 2023. This distribution center is the first Tractor Supply facility built to LEED Gold standards. The facility features a rooftop solar array consisting of more than 10,000 solar panels that will produce five megawatts of electricity per year, which is enough energy to power the electricity needs of the building as well as electric fork trucks powered by lithium-ion batteries to move inventory. In 2023, the Company began construction of our 10th distribution center in Maumelle, Arkansas. This new facility will include many of the same sustainable attributes as found in the Navarre, Ohio distribution center including LEED Gold certified construction as well as a large solar array.

The Company has been a SmartWay Transport partner since 2013. SmartWay Transport is a public-private initiative between the U.S. Environmental Protection Agency, large and small trucking companies, retailers, and other federal and state agencies. Its purpose is to improve fuel efficiency and the environmental performance of supply chains by way of reducing both greenhouse gas emissions and air pollution.

In 2021, we set decarbonization goals meant to reduce absolute emissions from our operational footprint. While these goals were an important first step, we have come to believe that setting a carbon reduction goal in alignment with Science Based Targets initiative (SBTi) criteria will create a reduction pathway that enables future generations to steward the land for years to come. In November of 2023, we announced that we have submitted our letter of commitment to the Science Based Targets initiative, outlining our intention to set a science-based target. This new target will replace existing carbon reduction targets, cover all three scopes, and hold us accountable for more meaningful reductions.

In addition to our carbon emissions targets, we announced an ambitious 3-year goal in April of 2022 to conserve 25 million gallons of water by 2025. These commitments to climate and society reinforce Tractor Supply’s vision that a healthy environment, properly managed resources, and vibrant communities are all key for a secure and prosperous future. Our commitment to publicly disclose our climate-related data remains strong. The company discloses information regarding Scope 1, Scope 2 and Scope 3 emissions, including disclosure of Scope 3 emissions by category as presented in our 2022 ESG Tearsheet and 2022 TCFD (Task Force on Climate-Related Financial Disclosures) Report and filing of our 2022 CDP report, all of which can be found on our website (TractorSupply.com).

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2024.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	49
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	52
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	51
John P. Ordus	Executive Vice President – Chief Stores Officer	48
Jonathan S. Estep	Executive Vice President – Chief Merchandising Officer	44
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	49
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	46
Noni L. Ellison	Senior Vice President – General Counsel and Corporate Secretary	52
Kimberley S. Gardiner	Senior Vice President – Chief Marketing Officer	55
Matthew L. Rubin	Senior Vice President and General Manager of Petsense by Tractor Supply	44

Harry A. Lawton, III has served as President and Chief Executive Officer since January 2020. Mr. Lawton served as President of Macy's, Inc. from September 2017 to December 2019. Prior to that time, Mr. Lawton served as Senior Vice President, North America at eBay, Inc. since May 2015. Mr. Lawton previously held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot's online business. Since January 2019, Mr. Lawton has served as a director of Sealed Air Corporation and previously served as a director of Buffalo Wild Wings, Inc. from October 2016 to February 2018.

Kurt D. Barton has served as Executive Vice President – Chief Financial Officer and Treasurer since February 2019, after having served as the Company’s Senior Vice President – Chief Financial Officer and Treasurer since March 2017. Prior to that time, Mr. Barton served as Senior Vice President – Controller of the Company since February 2016.  Mr. Barton previously served as Vice President – Controller of the Company from February 2009, after having served as the Company's Director, Internal Audit from July 2002 to February 2009. Mr. Barton has served in various other leadership roles in accounting since he joined the Company in 1999. Mr. Barton, a Certified Public Accountant, began his career in public accounting in 1993, spending six years at Ernst & Young, LLP.

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

John P. Ordus has served as Executive Vice President – Chief Stores Officer since February 2020, after having served as the Company's Senior Vice President - Store Operations since August 2015. Prior to that time, Mr. Ordus served as Regional Vice President from June 2010 and as a Regional Director for the Company from September 2008. Mr. Ordus joined the Company as a District Manager in February 2002 after the acquisition of Quality Farm & Fleet, Inc. with which Mr. Ordus held roles since January 1998.

Jonathan S. Estep has served as Executive Vice President – Chief Merchandising Officer since February 2020, after having served as the Company's Senior Vice President, General Merchandising since April 2017. Prior to that time, Mr. Estep served the Company as a Vice President, Divisional Merchandise Manager from February 2014. Mr. Estep also previously served in various other leadership roles in merchandising since he re-joined the Company in January 2008.

Melissa D. Kersey has served as Executive Vice President – Chief Human Resources Officer since July 2020. Ms. Kersey was previously Senior Vice President and Chief People Officer for McDonald's USA, LLC from 2017 until July 2020. Ms. Kersey also previously held a number of executive level roles with Walmart Inc. (previously Wal-Mart Stores, Inc.) from 2008 to 2017, including Senior Vice President of Global Human Resource Transformation and People Services, Senior Vice President and Chief Human Resources Officer for U.S. Stores, and Senior Vice President of Learning and Human Resources Strategy. Prior to that time, Ms. Kersey spent eight years with Alltel Wireless and four years with the Target Corporation in Operations, Distribution, Human Resources and Technology roles.

Colin W. Yankee has served as Executive Vice President - Chief Supply Chain Officer since February 2020, after having served as the Company's Senior Vice President, Supply Chain since November 2015 when he joined the Company. Mr. Yankee was previously Vice President of Logistics for Neiman Marcus Group LLC from 2013 to 2015. Prior to that time, Mr. Yankee held various leadership roles in logistics and supply chain with the Target Corporation since 2004. He began his career as a Cavalry Officer, Captain in the United States Army.

Noni L. Ellison has served as Senior Vice President – General Counsel and Corporate Secretary since January 2021. Ms. Ellison was previously General Counsel, Chief Compliance Officer and Corporate Secretary for Carestream Dental LLC from August 2017 until January 2021. Ms. Ellison also previously served as Associate General Counsel and Assistant Corporate Secretary at W.W. Grainger, Inc. from February 2015 until July 2017. Prior to that time, Ms. Ellison held roles of increasing responsibility at Turner Broadcasting System, Inc. and Scripps Networks Interactive, Inc. and practiced law with two national law firms as a corporate finance and securities associate.

Kimberley S. Gardiner has served as Senior Vice President - Chief Marketing Officer since July 2022. Ms. Gardiner was previously Chief Marketing Officer and Senior Vice President at Volkswagen Group of America from November 2020 until July 2022. Prior to that time, Ms. Gardiner served as the Chief Marketing Officer for Mitsubishi Motors North America from January 2019 to November 2020 and as Director of Marketing for Kia Motors America from March 2016 to January 2019. Prior to 2019, Ms. Gardiner held various marketing and strategy roles with increasing responsibility at 5th Kind and Toyota North America.

Matthew L. Rubin has served as Senior Vice President and General Manager of Petsense by Tractor Supply since February 2021. Mr. Rubin previously served as Senior Vice President of Business Development & Growth at The Michaels Stores, Inc. from October 2018 until January 2021. Mr. Rubin was previously an executive in Accenture plc's North America Retail Practice from April 2015 to October 2018. Before April 2015, Mr. Rubin was a Partner at Consolidated Venture Partners & Consolidated Marketing and a Co-Founder & Finance Partner at OnTrend Products. Mr. Rubin also previously served as Vice President of Specialty Business Operations at BJ’s Wholesale Club Holding, Inc.. Mr. Rubin began his career at Office Depot, Inc. where he had multiple merchandising and strategic project leadership roles of increasing responsibility.

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

Our success depends in part on the value and strength of the Tractor Supply name, including our exclusive brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, whether or not based on fact. Any failure to comply or accusation of our failure to comply with ethical, social, product, labor, data privacy, environmental, and other regulatory and industry standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. Further, adverse publicity about our merchandise products, whether valid or not, may discourage consumers from buying the products we offer. Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Any of these events could result in decreased revenue or otherwise adversely affect our business.

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

Furthermore, the considerable positive impact of the COVID-19 pandemic on the demand for our products in fiscal 2021 and 2020 resulted in a significant increase in new or reacquired customers and in comparable store sales growth. Our sales performance in fiscal 2021 and 2020 may present a greater risk to our ability to increase comparable store sales in the following year(s) and in our ability to maintain our new or reacquired customers gained in those years. Therefore, we may not be able to sustain or increase our comparable store sales in fiscal 2024 and beyond.

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

We may, from time to time, acquire businesses we believe to be complementary to our business, for example, the acquisition of Orscheln Farm and Home in 2022. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, acquired businesses may not achieve desired profitability objectives or other expectations, causing lower than expected earnings and cash flows which could adversely affect our financial performance and subsequently require impairment of long-lived assets, goodwill and other intangible assets.

Weather and Climate Risks

Unseasonal and extreme weather conditions, natural disasters, and climate change may have a significant impact on our financial results.

Weather conditions affect the demand for, timing of demand for, and in some cases the supply of, products, which in turn has an impact on prices.  Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, such as more frequent or intense hurricanes and tropical storms, thunderstorms, tornadoes, flood, fires, droughts, earthquakes, and snow or ice storms, as well as rising sea levels, have impacted operating results both positively and negatively and may positively or negatively impact our business in the future. While extreme weather conditions can positively impact our operating results by increasing demand in affected locations for products needed to cope with the weather condition and its effects, they can also negatively affect our business depending on the severity and length of these conditions, as a result of store closings, damage to our stores or merchandise, or the inability of customers to shop at our stores due to weather conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends. Should such a strategy not be effective, the weather may have a material adverse effect on our financial condition and results of operations.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, consumer behavior and preferences, the availability and cost of certain consumer products and commodities, and energy (including utilities), which, in turn, may impact our ability to procure certain goods or services required for the operation of our business at the quantities and levels we or our customers require.

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

Growing concern over climate change has led policy makers in the U.S. to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. We may also be subject to additional and more complex reporting requirements in the future. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows. Additionally, we could suffer adverse reputational impacts if we are not able to respond to any new regulatory or market changes in a timely fashion, on the same timeline as our peers, or at all.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty or changes in business or political conditions, social and political causes and movements, higher interest rates, inflation/deflation, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, general health epidemics (such as COVID-19), and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. Certain of these risks, such as risks arising from political volatility, may be enhanced in 2024 and other election years. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

Technology, Data Security, Cybersecurity, Business Continuity and Disaster Recovery Risks

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

We depend on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. As do most retailers, we receive and store in our information systems certain personal and other sensitive information about our business, customers, team members, and vendors. Additionally, we also receive and process information permitting cashless payments as part of our in-store and online operations at TractorSupply.com and Petsense.com and on our mobile application, some of which depend upon the secure transmission of confidential information over public networks. The information that we receive and store makes us subject to cybersecurity attacks and cyber incidents, which are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated, and are being made by groups and individuals with a wide range of expertise and motives. We are the target of attempted cyber and other security threats and we continuously monitor our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. While we have enhanced our cybersecurity processes and procedures in response to the general cybersecurity threat environment in recent years, we are not aware of any discrete cybersecurity threat, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, these security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, team members, or vendors. Similar risks exist with respect to the third-party vendors on which we rely for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.

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

Through our continued information technology enhancements, including the use of artificial intelligence, we believe we are able to provide an improved overall shopping environment and an omni-channel experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com and Petsense.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Omni-channel retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. Disruptions, failures, or other performance issues with these customer-facing technology systems, including any artificial intelligence or machine learning systems we use now or may use in the future, could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

As of December 30, 2023, our total outstanding consolidated debt was approximately $1.73 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

In addition, so long as we comply with any existing limitations in our credit and debt agreements while they are in effect, we may issue an indeterminate amount of debt securities from time to time. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Our credit facilities, the indenture related to our 1.75% Senior Notes, 5.25% Senior Notes, and other debt instruments have restrictive covenants and change of control provisions that could limit our financial and business flexibility.

Our credit agreement governing our senior credit facilities and our note purchase and private shelf agreement governing our senior unsecured notes due August 14, 2029 (the “2029 notes”) each contain financial, operative and other restrictive covenants in addition to the restrictive covenants contained in the indentures governing our 1.75% Senior Notes and 5.25% Senior Notes (as defined in the Notes to the Consolidated Financial Statements). Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which would have a material adverse effect on our financial condition. In addition, upon certain events constituting a change of control, as that term is defined in the indenture for our 1.75% Senior Notes, 5.25% Senior Notes, and in our note purchase and private shelf agreement for our 2029 notes, we are required to make an offer in cash to repurchase all or any part of each holder's 1.75% Senior Notes as well as 5.25% Senior Notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest, and to prepay all of each holder’s 2029 notes at a prepayment price equal to 100% of the principal thereof, plus accrued interest. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase and prepay, as applicable, all or a portion of the tendered notes pursuant to these requirements. Our failure to offer to repurchase the 1.75% Senior Notes and the 5.25% Senior Notes and prepay 2029 notes, or to repurchase and prepay, as applicable, notes tendered, following a change of control will result in a default under the indentures for our 1.75% Senior Notes, 5.25% Senior Notes, and the note purchase and private shelf agreement for our 2029 notes, which could lead to a cross-default under our credit agreement for our senior credit facilities.

We cannot provide any guaranty of future dividend payments or any guaranty that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $6.50 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. The share repurchase program does not have an expiration date. As of December 30, 2023, the Company had remaining authorization under the share repurchase program of $1.05 billion, exclusive of any fees, commissions or other expenses.

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

We are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to competition, environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, pricing, record management, and employment law matters.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Cybersecurity is among the most critical risks to the Company. For many activities important to its business, the Company depends on the confidentiality, integrity, and availability of information systems and data, some of which are provided or managed by third parties.

The Company’s Information Security and Privacy teams reduce first and third-party risk by maintaining a proactive security posture aligned with current threats, detecting cybersecurity events and responding quickly, and building procedures to rapidly recover. These teams are managed by the Vice President, Information Security and Privacy, who reports to the Executive Vice President, Chief Technology, Digital Commerce, and Strategy Officer. The Company’s cybersecurity leaders have more than 25 years of relevant experience and multiple professional certifications.

On behalf of the Board, the Audit Committee provides oversight of the Company’s management of cybersecurity risk. The Audit Committee regularly reviews the Company’s cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities, and compliance with cybersecurity and privacy laws and regulations. The Company’s Executive Vice President, Chief Technology, Digital Commerce, and Strategy Officer briefs the Audit Committee quarterly, and more often, if necessary, on active and emerging cybersecurity threats and efforts to strengthen the Company’s defenses against these threats.

Internal and third-party risks are reviewed, monitored, and managed by the Company's Cybersecurity and Privacy teams, audited by an Internal Audit team and various external experts, and tracked within an Enterprise Risk Management framework. The Company regularly engages third-party experts to assess the effectiveness of its cybersecurity programs. Biennially, an external independent consultancy team conducts a comprehensive review of the Company's cybersecurity program using the NIST Cybersecurity Framework. Targeted assessments are conducted regularly by internal and third-party experts to ensure compliance with specific federal and state laws and regulations. Additionally, the Company is assessed annually by an independent third party for compliance with the PCI-DSS standard, for which the Company receives an attestation of compliance.

The Company’s processes for identifying and managing first and third-party risks from cybersecurity threats include:

•Continuous monitoring of the Company’s systems and network for cybersecurity events;
•Regular testing of the Company’s Security Incident Response Plan, Business Continuity plans, and Disaster Recovery plans;
•Required annual security training for team members with access to Company email, as well as tailored training for team members in more sensitive roles. Periodic testing to ensure the security training is effective.

An external managed security services provider and industry-leading security tools continuously monitor the Company’s systems and network for cybersecurity threats. The Company’s cybersecurity teams evaluate the escalated threats, and if necessary, take steps to contain and recover from pervasive threats in accordance with the Company’s Security Incident Response Plan. The plan includes reporting and escalation procedures to inform the Executive Committee, Audit Committee, and full Board, as appropriate to enable them to carry out their oversight responsibilities, and to ensure timely compliance with applicable reporting rules. The Company’s Business Continuity Management and Disaster Recovery plans include procedures for business recovery and are tested regularly.

The Company’s security awareness program seeks to create a culture of shared responsibility for the security of sensitive data and systems. This is accomplished through mandatory annual security training for team members with access to Company email as well as tailored training for team members in more sensitive roles. Periodic testing ensures the training is effective. In addition, all team members have access to a variety of training materials on security topics through the Company’s training management system.

Item 2.        Properties

As of December 30, 2023, the Company operated 2,414 stores in 49 states (2,216 Tractor Supply retail stores and 198 Petsense by Tractor Supply retail stores.) The Company leases approximately 96% of its stores. Store leases typically have initial terms of between 10 and 20 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations. Approximately 60% of our stores are in freestanding buildings and 40% are located in shopping centers.  The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	253	New Jersey	30
North Carolina	118	West Virginia	30
Florida	111	Washington	29
Pennsylvania	110	Nebraska	26
Georgia	108	Massachusetts	25
Tennessee	105	Maryland	25
Ohio	103	New Hampshire	24
Michigan	102	Maine	23
New York	98	Colorado	22
California	82	Iowa	22
Virginia	74	Connecticut	21
Kentucky	73	Minnesota	17
Alabama	72	Utah	16
Missouri	71	North Dakota	14
Indiana	66	Oregon	13
South Carolina	64	Vermont	10
Oklahoma	63	Idaho	10
Louisiana	62	South Dakota	9
Mississippi	57	Wyoming	8
Arkansas	46	Montana	7
Kansas	43	Nevada	7
Arizona	39	Delaware	6
Wisconsin	32	Rhode Island	4
Illinois	31	Hawaii	2
New Mexico	31
			2,414

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned at December 30, 2023:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Frankfort, New York	924,000	Owned
Navarre, Ohio	898,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland	623,000	Owned
Waverly, Nebraska	592,000	Owned

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. In addition, the Company is building a new distribution center in Maumelle, Arkansas and anticipates that the new facility will begin operations in the second quarter of 2024.

The Company also uses third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity.

While the Company believes its properties are suitable and adequate for its current business operations, it remains focused on new store growth in many existing and new markets and regularly evaluates its portfolio to determine if new or different properties would be beneficial to the Company.

Item 3.         Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “TSCO.”

As of January 27, 2024, the number of record holders of our common stock was 799 (excluding individual participants in nominee security position listings).

Dividends

We paid cash dividends totaling $449.6 million and $409.6 million in fiscal 2023 and 2022, respectively. In fiscal 2023, we declared and paid cash dividends to stockholders of $4.12 per common share outstanding as compared to $3.68 per common share outstanding in fiscal 2022. These payments reflect an increase in the quarterly dividend to $1.03 in all four quarters of fiscal 2023 from $0.92 per share in all four quarters of fiscal 2022.

On February 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on March 12, 2024, to stockholders of record as of the close of business on February 26, 2024.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. As of December 30, 2023, the Company had remaining authorization under the share repurchase program of $1.05 billion, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2023 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
First Quarter (a)	960,281	$227.86	866,035	$1,447,856,988
Second Quarter (a)	699,018	$222.33	692,105	$1,293,928,890
Third Quarter (a)	635,426	$214.53	631,500	$1,158,515,154

Fourth Quarter: (a)
10/1/23 - 10/28/23	372,274	$201.46	372,274	$1,083,522,779
10/29/23 - 11/25/23	29,083	$199.13	28,000	$1,077,940,375
11/26/23 - 12/30/23	141,824	$210.73	141,719	$1,048,077,420
	543,181	$203.76	541,993	$1,048,077,420

As of and for the year ended December 30, 2023	2,837,906	$218.90	2,731,633	$1,048,077,420

(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 94,246 during the first quarter, 6,913 during the second quarter, 3,926 during the third quarter, and 1,188 during the fourth quarter.

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

The following graph compares the cumulative total stockholder return on our common stock from December 29, 2018 to December 30, 2023 (the Company’s fiscal year-ends), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 29, 2018, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$300
$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
Tractor Supply Company
S&P 500
S&P Retail Index

	12/29/2018	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023
Tractor Supply Company	$100.00	$112.46	$181.20	$284.66	$285.72	$278.43
S&P 500	$100.00	$132.97	$154.78	$200.35	$165.49	$209.00
S&P Retail Index	$100.00	$129.15	$185.09	$223.29	$147.26	$209.70

Item 6.        Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 30, 2023 (our fiscal years 2023 and 2022). For a comparison of our results of operations for fiscal year December 31, 2022 and December 25, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). As of December 30, 2023, we operated 2,414 retail stores in 49 states under the names Tractor Supply Company and Petsense by Tractor Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com, as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

•Livestock, Equine & Agriculture: livestock and equine feed & equipment, poultry, fencing, and sprayers & chemicals;
•Companion Animal: food, treats and equipment for dogs, cats, and other small animals as well as dog wellness;
•Seasonal & Recreation: tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products;
•Truck, Tool, & Hardware: truck accessories, trailers, generators, lubricants, batteries, and hardware and tools; and
•Clothing, Gift, & Décor: clothing, footwear, toys, snacks, and decorative merchandise.

Tractor Supply Company believes we can grow our business by being a more integral part of our customers’ lives as the dependable supplier of “Out Here” lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our omni-channel capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

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

Over the past five years, we have experienced considerable growth in stores, growing from 1,940 stores at the end of fiscal 2018 to 2,414 stores (2,216 Tractor Supply retail stores and 198 Petsense by Tractor Supply retail stores) at the end of fiscal 2023, and in net sales, with a compounded annual growth rate of approximately 13.0%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites, and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

Executive Summary

In fiscal 2023, we opened 70 new Tractor Supply stores in 28 states and 13 new Petsense by Tractor Supply stores in nine states. In fiscal 2022, we opened 63 new Tractor Supply stores in 25 states and nine new Petsense by Tractor Supply stores in seven states. We also acquired 81 Orscheln Farm and Home stores in eight states, which were all rebranded as Tractor Supply stores as of the end of fiscal 2023. This resulted in a selling square footage increase of approximately 3% in fiscal 2023 and 11% in fiscal 2022.

Net sales increased 2.5% to $14.56 billion in fiscal 2023 from $14.20 billion in fiscal 2022. The prior year’s fourth quarter included an extra sales week as part of the Company’s 53-week calendar in 2022, which negatively impacted the overall sales increase by approximately 1.6 percentage points. Comparable store sales were even in fiscal 2023 versus a 6.3% increase in fiscal 2022. Gross profit increased 5.1% to $5.23 billion in fiscal 2023 from $4.97 billion in fiscal 2022, and gross margin increased 92 basis points to 35.9% of net sales in fiscal 2023 from 35.0% of net sales in fiscal 2022. Operating income increased 6 basis points to 10.2% of net sales in fiscal 2023 from 10.1% of net sales in fiscal 2022. For fiscal 2023, net income was $1.11 billion, or $10.09 per diluted share, compared to $1.09 billion, or $9.71 per diluted share, in fiscal 2022.

We ended fiscal 2023 with $397.1 million in cash and cash equivalents and outstanding long-term debt of $1.73 billion, after returning $1.05 billion to our stockholders through stock repurchases and quarterly cash dividends.

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

We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves or shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment or shrinkage. However, if assumptions regarding consumer demand, clearance potential or inventory loss for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 30, 2023, would have affected net income by approximately $2.7 million in fiscal 2023. A 10% change in our shrinkage reserve as of December 30, 2023, would have affected net income by approximately $4.9 million in fiscal 2023.

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

We have not made any material changes in the accounting methodology used to establish our vendor funding reserves in the financial periods presented. At the end of each fiscal year, a significant portion of the actual purchase activity is known. Thus, we do not believe there is a reasonable likelihood that there will be a material change in the amounts recorded as vendor funding. We do not believe there is a significant collectability risk related to vendor funding amounts due to us at the end of fiscal 2023. If a 10% reserve had been applied against our outstanding vendor funding due as of December 30, 2023, net income would have been affected by approximately $3.5 million in fiscal 2023. Although it is unlikely that there will be any significant reduction in historical levels of vendor funding, if such a reduction were to occur in future periods, the Company could experience a higher inventory balance and higher cost of sales.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 30, 2023, would have affected net income by approximately $10.7 million in fiscal 2023.

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

There were no significant long-lived assets impairment charges recognized in fiscal 2023.

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

There were no goodwill or other indefinite-lived intangible assets impairment charges recognized in fiscal 2023.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2023	2022
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	64.08	65.00
Gross margin (a)	35.92	35.00
Selling, general and administrative expenses (a)	23.06	22.48
Depreciation and amortization	2.70	2.42
Operating income	10.16	10.10
Interest expense, net	0.32	0.22
Income before income taxes	9.84	9.88
Income tax expense	2.23	2.22
Net income	7.61%	7.66%

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

Fiscal 2023 Compared to Fiscal 2022

Net sales increased 2.5% to $14.56 billion in fiscal 2023 from $14.20 billion in fiscal 2022. The prior year included an extra sales week as part of the Company’s 53-week calendar in 2022, which negatively impacted the overall sales increase by approximately 1.6 percentage points. Comparable store sales were even with prior year and represented $13.89 billion in sales. Comparable store sales in 2022 increased by 6.3% from 2021. The comparable store average transaction value increased 0.4% and comparable store average transaction count decreased 0.4% for fiscal 2023, as compared to an increase of 6.9% and decrease of 0.6% in fiscal 2022, respectively. Comparable store sales performance reflects continued strength in core year-round merchandise, including consumable, usable and edible (“C.U.E.”) products which significantly outpaced the chain average. This performance largely offset declines in demand for seasonal goods and big-ticket items.

Sales from stores opened less than one year and stores from the Orscheln acquisition were $652.8 million in fiscal 2023, which contributed a net 4.1 percentage points of the 2.5% increase over fiscal 2022 net sales. Sales from stores opened less than one year, including $80.0 million related to the acquisition of Orscheln Farm and Home, were $396.2 million in fiscal 2022, which represented 3.1 percentage points of the 11.6% increase over fiscal 2021 net sales.

The following table summarizes our store growth during fiscal 2023 and 2022:

	Fiscal Year

Store Count Information:	2023	2022
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,147	2,003
New stores opened	70	63
Stores closed	(1)	—
Stores acquired	—	81
End of period	2,216	2,147
Petsense by Tractor Supply
Beginning of period	186	178
New stores opened	13	9
Stores closed	(1)	(1)
End of period	198	186
Consolidated end of period	2,414	2,333

Stores relocated	8	7

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2023 and 2022:

	Percent of Net Sales
	Fiscal Year
Product Category:	2023	2022
Livestock, Equine & Agriculture	27%	28%
Companion Animal	25	23
Seasonal & Recreation	22	22
Truck, Tool, & Hardware	16	16
Clothing, Gift, & Décor	10	11
Total	100%	100%

Gross profit increased 5.1% to $5.23 billion in fiscal 2023 compared to $4.97 billion in fiscal 2022.  As a percent of net sales, gross margin increased 92 basis points to 35.9% for fiscal 2023 compared to 35.0% for fiscal 2022. Gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy, complemented by the use of its Neighbor’s Club loyalty program. The gross margin rate increase was attributable to ongoing lower transportation costs and disciplined product cost management, modestly offset by negative product mix.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.0% to $3.75 billion in fiscal 2023 from $3.54 billion in fiscal 2022. As a percent of net sales, SG&A expenses increased 86 basis points to 25.8% from 24.9%. The increase in SG&A as a percentage of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization and the onboarding of a new distribution center, as well as higher medical claims and fixed cost deleverage. During fiscal 2023, the Company completed its strategically planned sale-leaseback of 15 Tractor Supply store locations, benefiting SG&A by approximately 25 basis points, net of transaction and repair costs.

Our effective income tax rate increased to 22.7% for fiscal 2023 compared to 22.5% in fiscal 2022. The primary drivers for the increase in the Company's effective income tax rate year over year were an increase in state income taxes and a decrease in Federal credits, partially offset by an increase in share-based compensation.

Net income in fiscal 2023 was $1.11 billion, or $10.09 per diluted share, compared to $1.09 billion, or $9.71 per diluted share, in fiscal 2022. The benefit of the 53rd week contributed approximately $0.16 to diluted EPS in fiscal 2022.

During fiscal 2023, we repurchased approximately 2.7 million shares of the Company’s common stock at a total cost of $602.9 million, including the 1% excise tax, as part of our share repurchase program.  In fiscal 2022, we repurchased approximately 3.4 million shares at a total cost of $700.1 million.

Fiscal 2022 Compared to Fiscal 2021

For a comparison of our performance and financial metrics for the fiscal years ended December 31, 2022 and December 25, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

Additionally, we plan to continue to leverage our sale-leaseback program on both existing owned stores as well as future new store openings. This program will help fund our planned owned store development. We plan to execute sale-leaseback transactions of our existing portfolio of owned stores to fund the cash required by the new development program over the next eight to 10 years.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, sale of existing stores, and access to the long-term debt capital markets will be sufficient to fund our operations and capital allocation needs in the short term, through the end of fiscal 2024, and in the longer term thereafter.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 30, 2023	December 31, 2022
5.25% Senior Notes	$750.0	$—
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	200.00	378.00
Total outstanding borrowings	1,750.0	1,178.0
Less: unamortized debt discounts and issuance costs	(21.0)	(13.9)
Total debt	1,729.0	1,164.1
Less: current portion of long-term debt	—	—
Long-term debt	$1,729.0	$1,164.1

Outstanding letters of credit	$58.3	$52.6

We manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 30, 2023, and the date of this filing, February 23, 2024, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

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

Operating Activities

Operating activities provided cash of $1.33 billion and $1.36 billion in fiscal 2023 and 2022, respectively. The $23.0 million decrease in net cash provided by operating activities in fiscal 2023, compared to fiscal 2022, was due to changes in the following (in millions):

	Fiscal Year

	2023	2022	Variance
	(52 weeks)	(53 weeks)
Net income	$1,107.2	$1,088.7	$18.5
Depreciation and amortization	393.0	343.1	49.9
(Gain)/loss on disposition of property and equipment	(48.0)	2.2	(50.2)
Share-based compensation expense	57.0	53.8	3.2
Deferred income taxes	6.2	51.7	(45.5)
Inventories and accounts payable	(178.0)	(187.4)	9.4
Prepaid expenses and other current assets	22.4	(64.1)	86.5
Accrued expenses	(44.6)	(6.7)	(37.9)
Income taxes	(11.9)	26.6	(38.5)
Other, net	30.7	49.1	(18.4)
Net cash provided by operating activities	$1,334.0	$1,357.0	$(23.0)

The $23.0 million decrease in net cash provided by operating activities in fiscal 2023, compared to fiscal 2022, is primarily driven by the net impact of changes in our operating assets and liabilities, primarily due to the Company's strategic initiatives as well as the timing of accruals and related payments.

Investing Activities

Investing activities used cash of $653.1 million and $1.09 billion in fiscal 2023 and 2022, respectively.  The $440.6 million decrease in net cash used in investing activities primarily reflects the acquisition of Orscheln Farm and Home in fiscal 2022 and the proceeds from the sale-leaseback transactions in fiscal 2023, partially offset by cash received from Orscheln stores divestiture in fiscal 2022.

Investing activities, including capital expenditures, for fiscal 2023 and 2022 were as follows (in millions):

	Fiscal Year		Variance

	2023	2022
	(52 weeks)	(53 weeks)
Existing stores	$(330.0)	$(367.7)	$37.7
Distribution center capacity and improvements	(156.2)	(156.1)	(0.1)
Information technology	(134.6)	(119.5)	(15.1)
New and relocated stores and stores not yet opened	(130.6)	(126.7)	(3.9)
Corporate and other	(2.5)	(3.4)	0.9
Total capital expenditures	$(753.9)	$(773.4)	$19.5
Proceeds from sale of property and equipment	86.5	1.0	85.5
Acquisition of Orscheln, net of cash acquired	—	(390.8)	390.8
Proceeds from sale of business assets	14.3	69.4	$(55.1)
Net cash used in investing activities	(653.1)	(1,093.7)	$440.6

The spending for existing stores in fiscal 2023 and fiscal 2022 primarily reflects our strategic initiatives related to store remodels, including internal space productivity, side lot garden center transformations and Orscheln store conversions. Spending in both fiscal 2023 and fiscal 2022 also includes routine refresh activity.

The spending for distribution center capacity and improvements in fiscal 2023 and fiscal 2022 is primarily related to the construction of Maumelle, Arkansas, and Navarre, Ohio, respectively. On January 18, 2023, the Company opened its ninth distribution center located in Navarre, Ohio, which expanded the distribution center capacity by approximately 900,000 square feet. The Maumelle, Arkansas distribution center is currently expected to begin operations in the second quarter of fiscal 2024 and will expand our distribution capacity by approximately 1,200,000 square feet.

The spending on information technology represents continued support of our store growth and our omni-channel initiatives, as well as improvements in security and compliance and other strategic initiatives.

The above table reflects an investment in 70 new Tractor Supply stores, 13 new Petsense by Tractor Supply stores, and eight store relocations during fiscal 2023. In fiscal 2022, we opened 63 new Tractor Supply stores and nine new Petsense by Tractor Supply stores and had seven store relocations.

In fiscal 2022, we completed the acquisition of Orscheln Farm and Home and subsequently divested 85 stores to Bomgaars Supply, Inc. and Buchheit Enterprises, Inc. In fiscal 2023, we received $4.3 million from the Orscheln acquisition net working capital settlement and $10.0 million from the sale of Orscheln corporate headquarters and distribution center.

In fiscal 2023, we sold and subsequently leased back 15 of our retail locations, resulting in proceeds of $82.0 million.

Our projected capital expenditures, net of sale leaseback proceeds, for fiscal 2024 are currently estimated to be in a range of approximately $625.0 million to $700.0 million. The capital expenditures include a plan to open a total of approximately 80 Tractor Supply stores, continuing Project Fusion remodels and garden center transformations, completion of our 10th distribution center and opening a total of 10 to 15 new Petsense by Tractor Supply stores.

Financing Activities

Financing activities used cash of $486.4 million and $938.8 million in fiscal 2023 and 2022, respectively. The $452.4 million decrease in net cash used in financing activities in fiscal 2023, compared to fiscal 2022, was due to changes in the following (in millions):

	Fiscal Year

	2023	2022	Variance
	(52 weeks)	(53 weeks)
Net borrowings and repayments under debt facilities	$572.0	$178.0	$394.0
Repurchase of common stock	(594.4)	(700.1)	105.7
Net proceeds from issuance of common stock	24.4	25.5	(1.1)
Cash dividends paid to stockholders	(449.6)	(409.6)	(40.0)
Other, net	(38.8)	(32.6)	(6.2)
Net cash used in financing activities	$(486.4)	$(938.8)	$452.4

The decrease in net cash used in financing activities in fiscal 2023, compared to fiscal 2022, is primarily due to the increase in net borrowings under the debt facilities, namely the sale of $750.0 million 5.25% Senior Notes, and a decrease in the repurchase of common stock, partially offset by an increase in cash dividends paid to stockholder.

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

We repurchased approximately 2.7 million and 3.4 million shares of common stock under the share repurchase program and paid cash totaling $594.4 million and $700.1 million in fiscal 2023 and 2022, respectively.  Our projected share repurchases for fiscal 2024 are currently estimated to be in a range of approximately $575 million to $625 million.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $449.6 million and $409.6 million in fiscal 2023 and 2022, respectively. In fiscal 2023, we declared and paid cash dividends to stockholders of $4.12 per common share outstanding as compared to $3.68 per common share outstanding in fiscal 2022. These payments reflect an increase in the quarterly dividend in all four quarters of fiscal 2023 to $1.03 per share from $0.92 per share in all four quarters of fiscal 2022.

On February 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock.  The dividend will be paid on March 12, 2024, to stockholders of record as of the close of business on February 26, 2024.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 30, 2023.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2022 Senior Credit Facility (as discussed in Note 5 to the Consolidated Financial Statements), which bear interest based on variable rates. We use an interest rate swap to manage our exposure to the impact of interest rate changes. The outstanding amount under the 2022 Senior Credit Facility was mostly hedged by our interest rate swap during fiscal 2023. Therefore, fluctuations in interest rates did not have a material impact on our financial condition and results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton, III	/s/ Kurt D. Barton
Harry A. Lawton, III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 23, 2024	February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting

We have audited Tractor Supply Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tractor Supply Company (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024, expressed an unqualified opinion thereon.

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

Workers’ Compensation and General Liability Self-Insurance Reserves
Description of the Matter
At December 30, 2023, the Company’s reserve for workers’ compensation and general liability self-insurance risks were $78.8 million and $59.1 million, respectively. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

Auditing management’s estimate of the recorded workers’ compensation and general liability self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management to project the exposure on incurred claims that remain unresolved, including those which have not yet been reported to the Company.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for workers’ compensation and general liability self-insurance exposures. For example, we tested controls over management’s review of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as management’s review of the actuarial calculations.

To test the Company’s estimate of the workers’ compensation and general liability self-insurance reserves, we performed audit procedures that included, among others, assessing the appropriateness of the actuarial valuation methodologies utilized by management and the significant assumptions within, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and assessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the workers’ compensation and general liability self-insurance reserves which were then compared to management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Nashville, Tennessee
February 23, 2024

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2023	2022	2021
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$14,555,741	$14,204,717	$12,731,105
Cost of merchandise sold	9,327,522	9,232,513	8,253,952
Gross profit	5,228,219	4,972,204	4,477,153
Selling, general and administrative expenses	3,356,258	3,194,199	2,900,297
Depreciation and amortization	393,049	343,062	270,158
Operating income	1,478,912	1,434,943	1,306,698
Interest expense, net	46,510	30,633	26,610
Income before income taxes	1,432,402	1,404,310	1,280,088
Income tax expense	325,176	315,598	282,974
Net income	$1,107,226	$1,088,712	$997,114

Net income per share – basic	$10.15	$9.78	$8.69
Net income per share – diluted	$10.09	$9.71	$8.61

Weighted average shares outstanding
Basic	109,096	111,336	114,794
Diluted	109,746	112,149	115,824

Dividends declared per common share outstanding	$4.12	$3.68	$2.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2023	2022	2021
	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$1,107,226	$1,088,712	$997,114

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(4,482)	9,930	4,588
Total other comprehensive (loss)/income	(4,482)	9,930	4,588
Total comprehensive income	$1,102,744	$1,098,642	$1,001,702

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	397,071	202,502
Inventories	2,645,854	2,709,597
Prepaid expenses and other current assets	218,553	245,676
Income taxes receivable	2,461	—
Total current assets	3,263,939	3,157,775
Property and equipment, net	2,437,184	2,083,616
Operating lease right-of-use assets	3,141,971	2,953,801
Goodwill and other intangible assets	269,520	253,262
Other assets	75,537	41,536
Total assets	$9,188,151	$8,489,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,179,803	$1,398,288
Accrued employee compensation	91,478	120,302
Other accrued expenses	533,029	498,575
Current portion of finance lease liabilities	3,311	3,179
Current portion of operating lease liabilities	369,461	346,397
Income taxes payable	—	9,471
Total current liabilities	2,177,082	2,376,212
Long-term debt	1,728,964	1,164,056
Finance lease liabilities, less current portion	31,388	34,651
Operating lease liabilities, less current portion	2,902,858	2,721,877
Deferred income taxes	60,032	30,775
Other long-term liabilities	138,065	120,003
Total liabilities	7,038,389	6,447,574
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,419	1,415
Additional paid-in capital	1,318,446	1,261,283
Treasury stock	(5,458,855)	(4,855,909)
Accumulated other comprehensive income	6,793	11,275
Retained earnings	6,281,959	5,624,352
Total stockholders’ equity	2,149,762	2,042,416
Total liabilities and stockholders’ equity	$9,188,151	$8,489,990

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized at all periods presented. 177,332 and 176,876 shares issued; 107,976 and 110,251 shares outstanding at December 30, 2023 and December 31, 2022, respectively.
Treasury Stock (at cost, shares in thousands): 69,356 and 66,625 shares at December 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 26, 2020	116,246	$1,401	$1,095,500	$(3,356,953)	$(3,243)	$4,187,135	$1,923,840

Common stock issuance under stock award plans & ESPP	1,243	10	82,239				82,249
Share-based compensation expense			47,649				47,649
Repurchase of shares to satisfy tax obligations			(14,876)				(14,876)
Repurchase of common stock	(4,364)			(798,893)			(798,893)
Cash dividends paid to stockholders						(239,006)	(239,006)
Change in fair value of interest rate swaps, net of taxes					4,588		4,588
Net income						997,114	997,114
Stockholders’ equity at December 25, 2021	113,125	1,411	1,210,512	(4,155,846)	1,345	4,945,243	2,002,665

Common stock issuance under stock award plans & ESPP	504	4	25,531				25,535
Share-based compensation expense			53,832				53,832
Repurchase of shares to satisfy tax obligations			(28,592)				(28,592)
Repurchase of common stock	(3,378)			(700,063)			(700,063)
Cash dividends paid to stockholders						(409,603)	(409,603)
Change in fair value of interest rate swaps, net of taxes					9,930		9,930
Net income						1,088,712	1,088,712
Stockholders’ equity at December 31, 2022	110,251	1,415	1,261,283	(4,855,909)	11,275	5,624,352	2,042,416

Common stock issuance under stock award plans & ESPP	457	4	24,393				24,397
Share-based compensation expense			57,015				57,015
Repurchase of shares to satisfy tax obligations			(24,245)				(24,245)
Repurchase of common stock	(2,732)			(602,946)			(602,946)
Cash dividends paid to stockholders						(449,619)	(449,619)
Change in fair value of interest rate swaps, net of taxes					(4,482)		(4,482)
Net income						1,107,226	1,107,226
Stockholders’ equity at December 30, 2023	107,976	$1,419	$1,318,446	$(5,458,855)	$6,793	$6,281,959	$2,149,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2023	2022	2021
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$1,107,226	$1,088,712	$997,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393,049	343,062	270,158
(Gain)/loss on disposition of property and equipment	(48,013)	2,158	4,045
Share-based compensation expense	57,015	53,832	47,649
Deferred income taxes	6,172	51,693	29,149
Change in assets and liabilities:
Inventories	40,872	(349,742)	(407,922)
Prepaid expenses and other current assets	22,380	(64,060)	(30,459)
Accounts payable	(218,829)	162,335	179,534
Accrued employee compensation	(31,498)	6,433	(10,083)
Other accrued expenses	(13,082)	(13,137)	137,833
Income taxes	(11,931)	26,570	(37,038)
Other	30,672	49,123	(41,260)
Net cash provided by operating activities	1,334,033	1,356,979	1,138,720
Cash flows from investing activities:
Capital expenditures	(753,883)	(773,369)	(628,431)
Proceeds from sale of property and equipment	86,504	1,044	1,091
Acquisition of Orscheln, net of cash acquired	—	(390,765)	—
Proceeds from sale of business assets	14,310	69,364	—
Net cash used in investing activities	(653,069)	(1,093,726)	(627,340)
Cash flows from financing activities:
Borrowings under debt facilities	1,767,000	1,010,000	—
Repayments under debt facilities	(1,195,000)	(832,000)	—
Debt discounts and issuance costs	(9,729)	—	—
Principal payments under finance lease liabilities	(4,808)	(4,058)	(4,580)
Repurchase of shares to satisfy tax obligations	(24,245)	(28,592)	(14,876)
Repurchase of common stock	(594,390)	(700,063)	(798,893)
Net proceeds from issuance of common stock	24,397	25,535	82,249
Cash dividends paid to stockholders	(449,620)	(409,603)	(239,006)
Net cash used in financing activities	(486,395)	(938,781)	(975,106)
Net increase/(decrease) in cash and cash equivalents	194,569	(675,528)	(463,726)
Cash and cash equivalents at beginning of period	202,502	878,030	1,341,756
Cash and cash equivalents at end of period	$397,071	$202,502	$878,030

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$56,315	$26,367	$23,601
Income taxes cash paid	325,222	239,129	291,665
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$60,055	$45,742	$24,408
Increase of operating lease assets and liabilities from new or modified leases	628,991	416,457	678,092
Increase of finance lease assets and liabilities from new or modified leases	450	5,143	3,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 30, 2023, the Company operated a total of 2,414 retail stores in 49 states (2,216 Tractor Supply retail stores and 198 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

On October 12, 2022, the Company completed its acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”). The Company acquired 166 Orscheln stores for approximately $393.4 million, exclusive of cash acquired. Concurrently with the closing of the acquisition, the Company divested 85 store locations to two buyers. Net proceeds from the store divestitures were approximately $69.4 million. In addition, Tractor Supply sold the Orscheln corporate headquarters and distribution center to Bomgaars Supply, Inc. for approximately $10.0 million in the third quarter of fiscal 2023. The acquisition was financed with cash-on-hand and borrowings under the 2022 Senior Credit Facility (as defined below). The Company has rebranded all Orscheln stores to Tractor Supply stores by the end of fiscal 2023. See Note 3 to the Consolidated Financial Statements for additional information surrounding the acquisition of Orscheln Farm and Home.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year includes 52 or 53 weeks and ends on the last Saturday of the calendar year.  The fiscal years ended December 30, 2023 and December 25, 2021 each consisted of 52 weeks, while the year ended December 31, 2022 consisted of 53 weeks.

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

During interim periods, the amount of vendor support and volume rebates is estimated based upon initial commitments and anticipated purchase levels with applicable vendors.  The estimated purchase volume (and related vendor funding) is based on the Company’s current knowledge of inventory levels, sales trends and expected customer demand, as well as planned new store openings and relocations.  Although the Company believes it reasonably estimates purchase volumes and related volume rebates at interim periods, the amounts accrued and the related inventory valuation effects are adjusted at fiscal year end based on actual purchase volumes coinciding with calendar year vendor agreements. Such adjustments are not significant.

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

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 30, 2023, the Company had insurance reserves for workers' compensation of $78.8 million, compared to $74.0 million at December 31, 2022. Insurance reserves for general liability plans was $59.1 million at December 30, 2023 compared to $51.5 million at December 31, 2022. In addition, insurance receivables recorded in Other assets on the Consolidated Balance Sheets for claims greater than our insurance stop-loss limits were $25.2 million and $18.4 million as of December 30, 2023 and December 31, 2022.

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

No significant impairment charges were recognized in fiscal 2023, 2022, and 2021 related to long-lived assets.

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

No impairment charges were recognized in fiscal 2023, 2022, and 2021 related to indefinite-lived intangible assets.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $17.5 million and $24.0 million as of December 30, 2023 and December 31, 2022, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards in proportion to those historical redemption patterns.  The Company recognized breakage income of $4.6 million, $4.6 million, and $4.2 million in fiscal 2023, 2022, and 2021, respectively.

The Company offers a points-based Neighbor’s Club loyalty program to its customers. The points earned by customers can be redeemed for free services or discounts on future purchases. The Company defers the estimated standalone selling price of points related to the loyalty program as a reduction to revenue and establish a corresponding liability in deferred revenue on the Consolidated Balance Sheets. The estimated selling price of each point is based on the standard value per point (1 point is generally equivalent to $0.01), net of points not expected to be redeemed, based on historical redemption. When points are relieved (redeemed, expired, cancelled, etc.), revenue is recognized with a corresponding reduction to the program liability. The Company had a liability for the loyalty program of $24.1 million and $19.2 million as of December 30, 2023 and December 31, 2022, respectively.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $87.1 million, $94.6 million, and $95.4 million for fiscal 2023, 2022, and 2021, respectively.  Prepaid advertising costs were approximately $1.3 million and $2.1 million as of December 30, 2023, and December 31, 2022, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $450.6 million, $424.1 million, and $367.4 million for fiscal 2023, 2022, and 2021, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $13.2 million, $10.2 million, and $10.4 million for fiscal 2023, 2022, and 2021, respectively.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.75 billion and $1.18 billion in borrowings under its debt facilities at December 30, 2023 and December 31, 2022, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	December 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$640,596	$533,013	$639,220	$500,065
5.25% Senior Notes	$740,880	$769,005	$—	$—

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

	Fair Value Measurements at
	December 30, 2023	December 31, 2022
Interest rate swap assets (Level 2), excluding accrued interest	$9,099	$15,146

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

	Estimated Useful Lives	December 30, 2023	December 31, 2022
Land		$93,319	$100,129
Buildings and improvements	1 – 35 years	2,090,794	1,753,601
Furniture, fixtures and equipment	5 – 10 years	1,349,162	1,086,013
Computer software and hardware	2 – 7 years	859,724	766,031
Construction in progress		335,713	394,143
Property and equipment, gross		4,728,712	4,099,917
Accumulated depreciation and amortization		(2,291,528)	(2,016,301)
Property and equipment, net		$2,437,184	$2,083,616

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The

Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $38.4 million and $24.2 million at December 30, 2023 and December 31, 2022, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption on its financial disclosures.

Note 2 – Share-Based Compensation

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

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant. Performance-based awards will vest if established performance conditions are met subject to continued employment. Certain performance-based awards are also subject to a market condition such that the actual number of shares vest are further modified based on the achievement of a relative stockholder return modifier. At December 30, 2023, the Company had approximately 8.5 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense of awards was $57.0 million, $53.8 million, and $47.6 million for fiscal 2023, 2022, and 2021, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2023, 2022, and 2021, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2023	2022	2021
Expected price volatility	30.7% - 30.9%	29.9% - 31.3%	29.8% - 30.3%
Risk-free interest rate	3.5% - 4.5%	1.7% - 4.3%	0.3% - 1.0%
Weighted average expected lives (in years)	4.2	4.1	4.3
Forfeiture rate	6.9%	6.9%	7.0%
Dividend yield	1.7%	1.6%	1.5%

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2022	1,090,389	112.18		6.3	$122,985
Granted	124,228	232.35	$60.19
Exercised	(185,904)	87.67
Canceled	(13,836)	166.07
Outstanding at December 30, 2023	1,014,877	$130.65		5.9	$88,596

Exercisable at December 30, 2023	738,256	$102.36		5.0	$83,492

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 30, 2023, total unrecognized compensation expense related to non-vested stock options was approximately $7.9 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2023, 2022, or 2021.

Other information relative to options activity during fiscal 2023, 2022, and 2021 is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Total fair value of stock options vested	$7,070	$7,783	$8,478
Total intrinsic value of stock options exercised	$26,092	$25,024	$90,532

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

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	449,082	$155.24
Granted	225,067	223.85
Vested	(230,142)	140.98
Forfeited	(34,011)	205.21
Restricted at December 30, 2023	409,996	$196.87

As of December 30, 2023, total unrecognized compensation expense related to non-vested restricted stock units was approximately $48.1 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to restricted stock units in fiscal 2023, 2022, or 2021.

Other information relative to restricted stock unit activity during fiscal 2023, 2022, and 2021 is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Total grant date fair value of restricted stock units vested and issued	$32,446	$26,031	$25,222
Total intrinsic value of restricted stock units vested and issued	$53,112	$50,532	$47,136

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. The performance metrics for the performance-based restricted share units also include a relative total shareholder return (“TSR”) modifier such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company's TSR performance relative to the constituents of the S&P 500 as well as the level of achievement of the performance goals. If the performance targets are achieved, the performance-based restricted share units will be issued based on the achievement level, inclusive of the relative TSR modifier and the grant date fair value, and will cliff vest in full on the third anniversary of the date of the grant. The fair value of the performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation for the performance shares with a TSR modifier granted during fiscal 2023 and during fiscal 2022 are presented below:

	Fiscal Year
Assumption	2023	2022
Expected volatility	32.13%	30.91%
Risk-free interest rate	3.70%	1.53%
Compounded dividend yield	1.69%	1.63%

A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 31, 2022	155,599	$155.02
Granted (a)	53,879	237.42
Performance Adjustment (b)	50,411	94.21
Vested	(100,822)	94.21
Forfeited	(4,248)	220.62
Restricted at December 30, 2023	154,819	$202.61

(a) Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets, inclusive of the TSR modifier.
(b) Shares adjusted for performance-based restricted share unit awards settled during fiscal 2023 based on actual achievement of performance targets.

As of December 30, 2023, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $14.5 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to performance-based restricted share units in fiscal 2023, 2022, or 2021.

Other information relative to performance-based restricted share unit activity during fiscal 2023 is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Total grant date fair value of performance-based restricted share units vested and issued	$9,498	$14,104	$648
Total intrinsic value of performance-based restricted share units vested and issued	$23,155	$33,895	$1,538
Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units and certain stock options granted, the number of shares issued on the date the stock awards vest or the number of stock options being exercised is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 226,988; 258,550; and 219,723 shares as a result of vested restricted stock units and performance-based restricted share units, as well as exercised stock options during fiscal 2023, 2022, and 2021, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 106,273; 131,939; and 95,996 shares withheld to satisfy $24.4 million, $28.6 million, and $14.9 million of employees’ tax obligations during fiscal 2023, 2022, and 2021, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 45,158; 44,390; and 48,446 shares of common stock during fiscal 2023, 2022, and 2021, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $1.9 million, $1.8 million, and $1.4 million in fiscal 2023, 2022, and 2021, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 30, 2023, there were approximately 11.7 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 - Acquisition of Orscheln Farm and Home, LLC and Related Divestitures

On October 12, 2022, the Company completed its acquisition of Orscheln, which expands the Company's footprint in the Midwest part of the United States. Pursuant to the agreement governing the acquisition, the Company acquired 100% of the equity interest in Orscheln, inclusive of 166 Orscheln stores, the Orscheln corporate headquarters, and the Orscheln distribution center, for an all-cash purchase price of $393.4 million, exclusive of cash acquired. The acquisition was financed with cash-on-hand and Revolving Credit Facility borrowings under the 2022 Senior Credit Facility (as defined below).

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

In conjunction with the store divestitures to Bomgaars and Buchheit, the Company entered into a transition services agreement with both Bomgaars and Buchheit, under which we provided certain transition services to Bomgaars and Buchheit, and such agreements remained in place until the date at which all stores have been converted to the Buyers' respective brands. Under the terms of the transition services agreements, the Company agreed to provide transition services to Bomgaars and Buchheit, both and each respectively, for information technology support and infrastructure, finance and accounting, tax, treasury, human resources, marketing, logistics, warehousing, and inventory replenishment. For the fiscal year ended December 30, 2023, the Company was reimbursed $11.8 million for such transition services, which is included in Selling, general, and administrative expenses. Such reimbursements largely offset related expenses incurred to service the transition services agreements.

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

(in thousands)	Amounts Recognized as of Acquisition Date	Measurement Period Adjustments	Amounts Recognized as of December 30, 2023
Fair value of assets acquired
Cash and cash equivalents	$6,935	$—	$6,935
Accounts receivable	277	—	277
Inventories	168,663	(22,871)	145,792
Prepaid expenses and other current assets	7,222	(1,351)	5,871
Property and equipment	13,328	1,804	15,132
Lease right of use assets	82,755	—	82,755
Deferred income taxes	18,481	8,852	27,333
Assets held for sale	173,554	—	173,554
Other assets	160	(14)	146
Less: liabilities assumed
Accounts payable	80,323	344	80,667
Accrued liabilities	20,291	6,644	26,935
Short-term lease liabilities	5,986	—	5,986
Long-term lease liabilities	70,626	—	70,626
Liabilities held for sale	94,190	—	94,190
Goodwill	197,742	16,258	214,000
Total fair value of considerations transferred	$397,700	$(4,310)	$393,390
     Note: Amounts may not sum to totals due to rounding.
The $214.0 million goodwill shown above represents the expected synergies from combining the operations of Orscheln with Tractor Supply stores and the expanded footprint that Orscheln brings in the U.S. Midwest. Approximately $130.3 million of this goodwill is deductible for income tax purposes.

Transaction costs related to the Orscheln acquisition were expensed as incurred and are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.

The results of operations of Orscheln have been included in the Consolidated Financial Statements since the date of acquisition.

Note 4 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 30, 2023, December 31, 2022 and December 25, 2021 are as follows (in thousands):

Consolidated
Balance as of December 25, 2021
Gross goodwill	$93,192
Accumulated impairment losses	(60,773)
Net goodwill	$32,419

Balance as of December 31, 2022
Gross goodwill	$93,192
Accumulated impairment losses	(60,773)
Acquisition	197,742
Net goodwill	$230,161

Balance as of December 30, 2023
Gross goodwill	$290,934
Accumulated impairment losses	(60,773)
Purchase price accounting adjustment	16,258
Net goodwill	$246,419

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2023, 2022 and 2021, the Company completed its annual impairment assessment of goodwill for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded, that while there have been events and circumstances in the macro-environment that have impacted the Company's business, there were not any entity-specific indicators of impairment of goodwill that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to goodwill being recognized in fiscal 2023, 2022 and 2021.

Other Intangible Assets

The Company had approximately $23.1 million of intangible assets other than goodwill at December 30, 2023, December 31, 2022 and December 25, 2021. The intangible asset balance represents the carrying value of the Petsense trade name, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon. The trade name asset is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2023, 2022, and 2021, the Company completed its annual impairment assessment of intangible assets for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded there were no indicators of impairment of intangible assets that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to intangible assets recognized in fiscal 2023, 2022 and 2021.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 30, 2023	December 31, 2022
5.25% Senior Notes	$750.0	$—
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	200.0	378.0
Total outstanding borrowings	1,750.0	1,178.0
Less: unamortized debt discounts and issuance costs	(21.0)	(13.9)
Total debt	1,729.0	1,164.1
Less: current portion of long-term debt	—	—
Long-term debt	$1,729.0	$1,164.1

Outstanding letters of credit	$58.3	$52.6

5.25% Senior Notes due 2033

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

Senior Note Facility (including 3.70% Senior Notes due 2029)

On August 14, 2017, the Company entered into a note purchase and private shelf agreement, by and among the Company, PGIM, Inc. (“Prudential”), and other holders of the notes (the “Note Purchase Agreement” and collectively as amended through November 2, 2022, the “Note Purchase Facility”), pursuant to which the Company agreed to sell, in a private placement, $150 million aggregate principal amount of senior unsecured notes due August 14, 2029 bearing interest at 3.70% per annum (the “3.70% Senior Notes”). The entire principal amount of the 3.70% Senior Notes is due in full on August 14, 2029. Interest is payable semi-annually in arrears on each annual and semi-annual anniversary of the issuance date. The obligations under the Note Purchase Facility are unsecured.

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

Borrowings for the Revolving Credit Facility will bear interest at either the bank’s base rate (8.500% at December 30, 2023) plus an additional margin ranging from 0.000% to 0.250% (0.000% at December 30, 2023) or adjusted Security Overnight

Financing Rate (“SOFR”) (5.355% at December 30, 2023) plus an additional margin ranging from 0.750% to 1.250% (1.000% at December 30, 2023) adjusted based on the Company's public credit ratings. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity ranging from 0.080% to 0.150% (0.100% at December 30, 2023) per annum, adjusted based on the Company's public credit ratings.

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

Covenants and Default Provisions of the Debt Agreements

The 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 30, 2023, the Company was in compliance with all debt covenants.

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

Note 6 – Leases

The Company leases the majority of its retail store locations, certain distribution sites, its Merchandise Innovation Center, and certain equipment under various non-cancellable operating leases. The leases have varying terms and expire at various dates through 2045.  Store leases typically have initial terms of between 10 years and 20 years, with two to four optional renewal periods of five years each.  The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes, and insurance costs) together with non-lease components (e.g., fixed payment common-area maintenance) as a single component for all classes of underlying assets. Certain lease agreements require variable payments based upon actual costs of common-area maintenance, real estate taxes, and insurance. Further, certain lease agreements require variable payments based upon store sales above agreed-upon sales levels for the year and others require payments adjusted periodically for inflation. Variable lease costs are expensed as incurred. As substantially all of our leases do not provide an implicit rate, we estimate our collateralized incremental borrowing rate based upon a Company specific credit rating and yield curve analysis at commencement or modification date in determining the present value of lease payments.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. Short-term lease cost during the periods presented was immaterial.

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $29.2 million and $32.1 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022, respectively.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 30, 2023	December 31, 2022
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$3,379	$3,351
Interest on lease liabilities	Interest expense, net	1,632	1,787
Operating lease cost	Selling, general and administrative expenses	465,850	434,313
Variable lease cost	Selling, general and administrative expenses	99,044	89,026
Net lease cost		$569,905	$528,477

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2024	$491,956	$4,823	$496,779
2025	476,632	4,750	481,382
2026	446,265	4,720	450,985
2027	414,955	4,802	419,757
2028	377,553	4,812	382,365
After 2028	1,803,385	18,510	1,821,895
Total lease payments	4,010,746	42,417	4,053,163
Less: Interest	(738,428)	(7,718)	(746,146)
Present value of lease liabilities	$3,272,318	$34,699	$3,307,017

(a) Operating lease payments exclude $320.5 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

	December 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Finance leases	9.6	10.1
Operating leases	10.1	10.1
Weighted-average discount rate:
Finance leases	4.7%	4.6%
Operating leases	4.1%	3.8%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$4,808	$4,057
Operating cash flows used for finance leases	1,632	1,787
Operating cash flows for operating leases	466,748	430,396

Sale-leaseback Transactions

During fiscal 2023, the Company completed its strategically planned sale-leaseback of 15 Tractor Supply store locations, resulting in proceeds of $82.0 million and a gain of $41.7 million, which is included in Selling, general, and administrative expenses. The Company intends to lease those properties for 15 years, with renewal options thereafter. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

Note 7 – Capital Stock and Dividends

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Dividends

During fiscal 2023 and 2022, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
November 8, 2023	$1.03	November 27, 2023	December 12, 2023
August 9, 2023	$1.03	August 28, 2023	September 12, 2023
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

November 2, 2022	$0.92	November 21, 2022	December 6, 2022
August 4, 2022	$0.92	August 22, 2022	September 7, 2022
May 10, 2022	$0.92	May 25, 2022	June 8, 2022
January 26, 2022	$0.92	February 21, 2022	March 8, 2022

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

On February 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock.  The dividend will be paid on March 12, 2024, to stockholders of record as of the close of business on February 26, 2024.

Note 8 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. As of December 30, 2023, the authorization amount of the program, which has been increased from time to time, was authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 30, 2023, the Company had remaining authorization under the share repurchase program of $1.05 billion, exclusive of any fees, commissions or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total costs of share repurchases in fiscal 2023, 2022, and 2021, respectively (in thousands, except per share amounts):

	Fiscal Year
	2023	2022	2021
Total number of shares repurchased	2,732	3,378	4,364
Average price paid per share	$218.54	$207.23	$183.07
Total costs of share repurchases (a)	$602,947	$700,063	$798,893

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

Note 9 – Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2023
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,107,226	109,096	$10.15
Dilutive effect of share-based awards	—	650	(0.06)
Diluted net income per share:	$1,107,226	109,746	$10.09

	Fiscal Year
	2022
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,088,712	111,336	$9.78
Dilutive effect of share-based awards	—	813	(0.07)
Diluted net income per share:	$1,088,712	112,149	$9.71

	Fiscal Year
	2021
	Net Income	Shares	Per Share Amount
Basic net income per share:	$997,114	114,794	$8.69
Dilutive effect of share-based awards	—	1,030	(0.08)
Diluted net income per share:	$997,114	115,824	$8.61

Anti-dilutive share-based awards excluded from the above calculations totaled approximately 0.2 million fiscal 2023, approximately 0.1 million in fiscal 2022 and less than 0.1 million fiscal 2021.

Note 10 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2023	2022	2021
Current tax expense:
Federal	$270,024	$225,565	$221,152
State	45,093	41,748	34,238
Total current	315,117	267,313	255,390

Deferred tax expense/(benefit):
Federal	12,000	50,833	24,303
State	(1,941)	(2,548)	3,281
Total deferred	10,059	48,285	27,584
Total provision	$325,176	$315,598	$282,974

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2023	December 31, 2022
Tax assets:
Inventory valuation	$35,076	$30,599
Accrued employee benefits costs	17,461	24,544
Operating lease liabilities	812,357	763,729
Deferred compensation	15,308	13,459
Workers' compensation insurance	15,632	14,667
Income tax credits	14,075	13,131
Amortization	16,551	23,496
Depreciation	23,477	19,322
Other	51,816	41,384
	1,001,753	944,331
Tax liabilities:
Finance lease assets
Operating lease right-of-use assets	(773,433)	(723,688)
Depreciation	(229,751)	(231,191)
Other	(26,664)	(20,227)
	(1,029,848)	(975,106)

Net deferred tax liability	$(28,095)	$(30,775)
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $15.7 million and $14.0 million as of December 30, 2023 and December 31, 2022, respectively, with varying dates of expiration through 2038.  The Company provided no valuation allowance as of December 30, 2023 and December 31, 2022 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2023	2022	2021
Tax provision at statutory rate	$300,804	$294,905	$268,819
Tax effect of:
State income taxes, net of federal tax benefits	41,757	41,235	36,116
Tax credits, net of federal tax benefits	(10,709)	(15,616)	(13,157)
Share-based compensation programs	(10,442)	(9,025)	(13,368)
Other	3,766	4,099	4,564
Total income tax expense	$325,176	$315,598	$282,974

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2019.  Various states have completed an examination of our income tax returns for 2017 through 2021 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $7.6 million at December 30, 2023. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 28, 2024.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Balance at beginning of year	$5,362	$3,749	$3,236
Additions based on tax positions related to the current year	2,211	1,359	927
Additions for tax positions of prior years	2,038	760	51
Reductions for tax positions of prior years	(346)	(506)	(465)
Balance at end of year	$9,265	$5,362	$3,749

Note 11 – Retirement Benefit Plans

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $18.8 million, $17.2 million, and $15.3 million during fiscal 2023, 2022, and 2021, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.6 million, $0.6 million, and $0.3 million during fiscal 2023, 2022, and 2021, respectively.

Note 12 – Commitments and Contingencies

Contractual Commitments

At December 30, 2023, the Company had contractual commitments of approximately $44.8 million, of which $13.0 million is related to the construction of new distribution centers, and the remaining is related to purchase obligations such as inventory purchases and marketing-related contracts. The Company does not have material contractual commitments related to construction projects extending greater than twelve months. In addition, the Company had $320.5 million legally binding minimum lease payments for leases signed, but not yet commenced.

Letters of Credit

At December 30, 2023, there were $58.3 million outstanding letters of credit.

Litigation

In March 2023, U.S. Customs and Border Protection (“U.S. Customs”) sent the Company a notice that proposed to classify certain of our imports from China as subject to anti-dumping and countervailing (“AD/CV”) duties. We responded to U.S. Customs outlining the reasons for our position that these imports are not subject to AD/CV duties. The case was dismissed during the fourth quarter of 2023 with no material impact to the Company’s Consolidated Financial Statements.

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

Note 13 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each major product category during fiscal 2023, 2022, and 2021:

	Percent of Net Sales
	Fiscal Year
Product Category:	2023	2022	2021
Livestock, Equine & Agriculture(a)	27%	28%	27%
Companion Animal(b)	25	23	21
Seasonal & Recreation(c)	22	22	23
Truck, Tool, & Hardware(d)	16	16	18
Clothing, Gift, & Décor(e)	10	11	11
Total	100%	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
(a) Includes livestock and equine feed & equipment, poultry, fencing, and sprayers & chemicals.
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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2023, our disclosure controls and procedures were effective.

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

Item 9B.    Other Information

On November 10, 2023, Colin Yankee, the Company’s EVP, Chief Supply Chain Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Yankee’s 10b5-1 Plan provides for the potential sale of up to 9,316 shares of the Company’s common stock, including the sale of up to 4,753 shares of the Company’s common stock that Mr. Yankee may acquire upon exercise of options. The plan commences on February 28, 2024 and terminates on the earlier of the date all the shares under the plan are sold and October 30, 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information set forth under the caption “Information about our Executive Officers” in Part I of this Form 10-K is incorporated herein by reference.

The Company has a Code of Ethics which covers all exempt employees, officers and directors of the Company, including the principal executive officer, principal financial officer, principal accounting officer and controller. The Code of Ethics is available in the “Governance” section of the Company’s website at ir.tractorsupply.com. A copy of the Code of Ethics can also be obtained, free of charge, upon written request to the Corporate Secretary, Tractor Supply Company, 5401 Virginia Way, Brentwood, TN 37027. The Company intends to post amendments to or waivers, if any, from its Code of Ethics (to the extent applicable to its principal executive officer, principal financial officer, principal accounting officer or controller) on its website.

The remaining disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2024.

Item 11.        Executive Compensation

The disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2024.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2024, is incorporated herein by reference.

Following is a summary of our equity compensation plans as of December 30, 2023, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	1,579,692	(a)	$130.65	(b)	8,466,402
Employee Stock Purchase Plan	—		—		11,669,998
Equity compensation plans not approved by security holders	—		—		—
Total	1,579,692		$130.65		20,136,400

(a) Includes 1,014,877 outstanding stock options, 384,105 unvested restricted stock units and 25,891 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 154,819 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2024, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2024, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

a)     1. Financial Statements

See Consolidated Financial Statements under Item 8 on pages 42 through 51 of this Form 10-K.

    2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

    3. Exhibits

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

TRACTOR SUPPLY COMPANY

Date:	February 23, 2024	By:	/s/ Kurt D. Barton Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2024
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2024
/s/ Edna K. Morris Edna K. Morris	Chairman of the Board	February 23, 2024
/s/ Joy Brown Joy Brown	Director	February 23, 2024
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 23, 2024
/s/ Meg Ham Meg Ham	Director	February 23, 2024
/s/ Andre J. Hawaux Andre J. Hawaux	Director	February 23, 2024
/s/ Denise L. Jackson Denise L. Jackson	Director	February 23, 2024
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 23, 2024
/s/ Mark J. Weikel Mark J. Weikel	Director	February 23, 2024

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

4.6
Second Supplemental Indenture, dated as of May 5, 2023, by and between Tractor Supply Company and Regions Bank, as trustee (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on May 5, 2023, and incorporated herein by reference).

4.7
Form of 5.25% Note due 2033 ((filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed with the Commission on May 5, 2023, and incorporated herein by reference) (included in Exhibit 4.6).

4.8*	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.

10.1*	Tractor Supply Company Executive Deferred Compensation Plan (amended and restated effective January 1, 2023). +

10.2
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, and incorporated herein by reference).+

10.3
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 27, 2008, incorporated herein by reference).+

10.4
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.5
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, and incorporated herein by reference).+

10.6
Form of Incentive Stock Option Agreement under the 2006 Stock Incentive Plan (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 25, 2009, and incorporated herein by reference).+

10.7	Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 14, 2009, and incorporated herein by reference).+

10.8
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.9
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

80

10.10
Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.11
Form of Restricted Share Unit Agreement for Officers (filed as Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.12
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

10.14
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, and incorporated herein by reference).

10.15
Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit A to Registrant’s Proxy Statement on Schedule 14A for Registrant’s Annual Meeting of Shareholders held on May 10, 2018, filed with the Commission on March 27, 2018, and incorporated herein by reference).+

10.16
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.17
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.18
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.19
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

10.22
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2019, and incorporated herein by reference).+

10.23
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

10.24
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2020, and incorporated herein by reference).+

10.25
First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

10.26
Second Amendment to Note Purchase and Private Shelf Agreement, dated November 4, 2020, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, and incorporated herein by reference).

10.27
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

81

10.28
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.29
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.30
Form of Nonqualifed Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.31
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and Above) (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

10.32
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO) (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

10.33
Third Amendment to Note Purchase and Private Shelf Agreement, dated September 30, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 5, 2022, and incorporated herein by reference).

10.34
Credit Agreement, dated as of September 30, 2022, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.35
Fourth Amendment to Note Purchase and Private Shelf Agreement, dated November 2, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.36
Form of Omnibus Amendment to Non-Qualified Stock Option Grant Agreements (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).+

10.37
Letter Agreement, dated as of February 9, 2023, amending the Employment Agreement dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.38
Amended and Restated Change in Control Agreement, dated February 9, 2023 by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.39
Form of Amended and Restated Change in Control Agreement, dated as February 9, 2023 (filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.40
Amended and Restated Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO Grant Made in 2022), dated as of February 9, 2023 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference). +

10.41
Amended and Restated Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO Grant Made in 2021), dated as of February 9, 2023 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).+

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Tractor Supply Company Compensation Clawback Policy

82

101* The following financial information from our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on February 23, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, and (vi) the Notes to Consolidated Financial Statements.

104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
** Furnished herewith
+           Management contract or compensatory plan or arrangement

83