Form 10-Q
period 2024-03-30
TRACTOR SUPPLY CO /DE/
filed 2024-05-09
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 27, 2024
Common Stock, $0.008 par value	107,810,395

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 30, 2024	April 1, 2023
Net sales	$3,394,834	$3,299,225
Cost of merchandise sold	2,173,980	2,129,317
Gross profit	1,220,854	1,169,908
Selling, general and administrative expenses	853,436	828,235
Depreciation and amortization	104,293	97,233
Operating income	263,125	244,440
Interest expense, net	11,902	12,680
Income before income taxes	251,223	231,760
Income tax expense	53,056	48,672
Net income	$198,167	$183,088

Net income per share – basic	$1.84	$1.66
Net income per share – diluted	$1.83	$1.65

Weighted average shares outstanding:
Basic	107,946	110,045
Diluted	108,528	110,781

Dividends declared per common share outstanding	$1.10	$1.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 30,	December 30,	April 1,
	2024	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$264,085	$397,071	$190,078
Inventories	3,048,719	2,645,854	3,030,712
Prepaid expenses and other current assets	206,680	218,553	235,510
Income taxes receivable	—	2,461	2,621
Total current assets	3,519,484	3,263,939	3,458,921
Property and equipment, net	2,496,948	2,437,184	2,144,769
Operating lease right-of-use assets	3,188,973	3,141,971	2,950,610
Goodwill and other intangible assets	269,520	269,520	253,262
Other assets	80,029	75,537	41,253
Total assets	$9,554,954	$9,188,151	$8,848,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,515,681	$1,179,803	$1,526,540
Accrued employee compensation	22,880	91,478	21,507
Other accrued expenses	559,688	533,029	472,742
Current portion of finance lease liabilities	3,359	3,311	2,818
Current portion of operating lease liabilities	376,816	369,461	313,809
Income taxes payable	39,331	—	12,284
Total current liabilities	2,517,755	2,177,082	2,349,700
Long-term debt	1,729,715	1,728,964	1,601,563
Finance lease liabilities, less current portion	30,530	31,388	33,831
Operating lease liabilities, less current portion	2,944,002	2,902,858	2,751,756
Deferred income taxes	68,489	60,032	76,450
Other long-term liabilities	140,452	138,065	120,969
Total liabilities	7,430,943	7,038,389	6,934,269
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,422	1,419	1,417
Additional paid-in capital	1,332,608	1,318,446	1,262,775
Treasury stock	(5,577,398)	(5,458,855)	(5,053,077)
Accumulated other comprehensive income	6,062	6,793	9,438
Retained earnings	6,361,317	6,281,959	5,693,993
Total stockholders’ equity	2,124,011	2,149,762	1,914,546
Total liabilities and stockholders’ equity	$9,554,954	$9,188,151	$8,848,815

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,744, 177,332, and 177,151 shares issued; 107,892, 107,976, and 109,660 shares outstanding at March 30, 2024, December 30, 2023, and April 1, 2023, respectively.
Treasury Stock (at cost, shares in thousands): 69,852, 69,356, and 67,491 shares at March 30, 2024, December 30, 2023, and April 1, 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

2

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 30, 2024	April 1, 2023
Net income	$198,167	$183,088
Other comprehensive (loss) / income:
Change in fair value of interest rate swaps, net of taxes	(731)	(1,837)
Total other comprehensive (loss) / income	(731)	(1,837)
Total comprehensive income	$197,436	$181,251

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	107,976	$1,419	$1,318,446	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	412	3	21,715				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(496)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	107,892	$1,422	$1,332,608	$(5,577,398)	$6,062	$6,361,317	$2,124,011

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 01, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$198,167	$183,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,293	97,233
Loss/(gain) on disposition of property and equipment	1,305	(139)
Share-based compensation expense	14,448	14,514
Deferred income taxes	9,137	45,675
Change in assets and liabilities:
Inventories	(402,865)	(321,115)
Prepaid expenses and other current assets	4,320	10,166
Accounts payable	335,878	128,252
Accrued employee compensation	(68,598)	(98,796)
Other accrued expenses	20,193	(39,243)
Income taxes	41,792	191
Other	(662)	(272)
Net cash provided by operating activities	257,408	19,554
Cash flows from investing activities:
Capital expenditures	(157,199)	(157,943)
Proceeds from sale of property and equipment	4,943	259
Net cash used in investing activities	(152,256)	(157,684)
Cash flows from financing activities:
Borrowings under debt facilities	150,000	747,000
Repayments under debt facilities	(150,000)	(310,000)
Principal payments under finance lease liabilities	(1,203)	(1,631)
Repurchase of shares to satisfy tax obligations	(22,001)	(21,643)
Repurchase of common stock	(117,843)	(183,196)
Net proceeds from issuance of common stock	21,718	8,623
Cash dividends paid to stockholders	(118,809)	(113,447)
Net cash (used in)/provided by financing activities	(238,138)	125,706
Net decrease in cash and cash equivalents	(132,986)	(12,424)
Cash and cash equivalents at beginning of period	397,071	202,502
Cash and cash equivalents at end of period	$264,085	$190,078

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,903	$9,274
Income taxes	1,775	1,955

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$65,821	$45,178
Increase of operating lease assets and liabilities from new or modified leases	139,094	84,740
Increase of finance lease assets and liabilities from new or modified leases	—	450

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and converted the 81 acquired Orscheln stores to Tractor Supply stores by the end of fiscal 2023. At March 30, 2024, the Company operated a total of 2,435 retail stores in 49 states (2,233 Tractor Supply and Orscheln retail stores and 202 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The Company adopted this ASU in fiscal 2023, except for the disclosure of rollforward activity, which is effective on a prospective basis beginning in fiscal 2024 within the Annual Report on Form 10-K.

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $42.6 million, $38.4 million, and $30.8 million at March 30, 2024, December 30, 2023, and April 1, 2023, respectively.

Note 2 – Fair Value of Financial Instruments

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.75 billion, $1.75 billion and $1.62 billion in borrowings under its debt facilities at March 30, 2024, December 30, 2023 and April 1, 2023, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	March 30, 2024		December 30, 2023		April 1, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$640,940	$528,385	$640,596	$533,013	$639,564	$517,543
5.25% Senior Notes	$741,124	$754,838	$740,880	$769,005	$—	$—

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

	Fair Value Measurements at
	March 30, 2024	December 30, 2023	April 1, 2023
Interest rate swap assets (Level 2)	$8,102	$9,099	$12,678

Note 3 – Share-Based Compensation

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended March 30, 2024.

Share-based compensation expense was $14.4 million and $14.5 million for the first quarter of fiscal 2024 and 2023, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2024:

Fiscal Three Months Ended
March 30, 2024
Stock options granted	131,345
Weighted average exercise price	$232.94
Weighted average grant date fair value per option	$58.51

As of March 30, 2024, total unrecognized compensation expense related to non-vested stock options was approximately $13.7 million with a remaining weighted average expense recognition period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2024:

Fiscal Three Months Ended
March 30, 2024
Restricted Stock Unit Activity
Awards granted	202,316
Weighted average grant date fair value per share	$223.46
Performance-Based Restricted Share Unit Activity
Awards granted (a)	55,707
Weighted average grant date fair value per share - awards granted	$234.83
Performance adjustment (b)	80,723
Weighted average grant date fair value per share - performance adjustment	$120.37

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2024 based on actual achievement of performance targets.

In the first three months of fiscal 2024, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of March 30, 2024, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $104.8 million with a remaining weighted average expense recognition period of 2.3 years.

Note 4 – Net Income Per Share

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

	Fiscal Three Months Ended
	March 30, 2024			April 1, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$198,167	107,946	$1.84	$183,088	110,045	$1.66
Dilutive effect of share-based awards	—	582	(0.01)	—	736	(0.01)
Diluted net income per share:	$198,167	108,528	$1.83	$183,088	110,781	$1.65

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.3 million shares for the fiscal three months ended March 30, 2024 and approximately 0.2 million shares for fiscal three months ended April 1, 2023.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 30, 2024	December 30, 2023	April 1, 2023
5.25% Senior Notes	$750.0	$750.0	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	200.0	200.0	815.0
Total outstanding borrowings	1,750.0	1,750.0	1,615.0
Less: unamortized debt discounts and issuance costs	(20.3)	(21.0)	(13.4)
Total debt	1,729.7	1,729.0	1,601.6
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,729.7	$1,729.0	$1,601.6

Outstanding letters of credit	$62.2	$58.3	$58.4

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (8.500% at March 30, 2024) plus an additional amount ranging from 0.000% to 0.250% (0.000% at March 30, 2024) or at adjusted Secured Overnight Financing Rate (5.329% at March 30, 2024) plus an additional amount ranging from 0.750% to 1.250% (1.000% at March 30, 2024), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at March 30, 2024), adjusted based on the Company’s public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement will mature on March 18, 2025, and the notional amount of the agreement is fixed at $200.0 million.

Covenants and Default Provisions of the Debt Agreements

As of March 30, 2024, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of March 30, 2024, the Company was in compliance with all debt covenants.

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

Note 6 – Capital Stock and Dividends

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 400 million shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors.

Dividends

During the first three months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On May 8, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on June 11, 2024 to stockholders of record as of the close of business on May 28, 2024.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 30, 2024, the Company had remaining authorization under the share repurchase program of $0.93 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months ended March 30, 2024 and April 1, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 30, 2024	April 1, 2023
Total number of shares repurchased	496	866
Average price paid per share	$236.57	$227.67
Total cost of share repurchases (a)	$118,543	$197,168
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

Note 8 – Income Taxes

The Company’s effective income tax rate was 21.1% in the first quarter of fiscal 2024 compared to 21.0% in the first quarter of fiscal 2023. The increase in the effective income tax rate in the first three months of fiscal 2024 compared to the corresponding period in fiscal 2023 was driven primarily by a decrease in stock compensation activity partially offset by decreased state income taxes.

Note 9 – Commitments and Contingencies

Construction and Real Estate Commitments

As of March 30, 2024, the Company had contractual commitments of approximately $24.6 million related to the construction and onboarding of new distribution centers.

Letters of Credit

At March 30, 2024, the Company had $62.2 million in outstanding letters of credit.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without material adverse effect on its consolidated financial position, results of operations, or cash flows.  However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Consolidated Financial Statements.

Note 10 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three months ended March 30, 2024 and April 1, 2023:

	Fiscal Three Months Ended
Product Category	March 30, 2024	April 1, 2023
Livestock, Equine & Agriculture (a)	28%	29%
Companion Animal (b)	27%	28%
Seasonal & Recreation (c)	21%	19%
Truck, Tool & Hardware (d)	15%	15%
Clothing, Gift & Décor (e)	9%	9%
Total	100%	100%

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2023 Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends, but there is no guarantee that we will be able to successfully execute this strategy. For more information regarding the risks we face in this regard, see Item 1A. “Risk Factors—Weather and Climate Risks” in our 2023 Form 10-K.

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. An Orscheln store is considered a comparable store one year after its point-of-sale system conversion. Fiscal 2024 and fiscal 2023 each include 52 weeks. Comparable store sales is intended only as supplemental information and is not a substitute for net sales presented in accordance with U.S. GAAP.

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

	For the Fiscal Three
	Months Ended
	March 30, 2024	April 1, 2023
Net sales	100.00%	100.00%
Cost of merchandise sold	64.04	64.54
Gross profit	35.96	35.46
Selling, general and administrative expenses	25.14	25.10
Depreciation and amortization	3.07	2.95
Operating income	7.75	7.41
Interest expense, net	0.35	0.38
Income before income taxes	7.40	7.03
Income tax expense	1.56	1.48
Net income	5.84%	5.55%

Fiscal Three Months (First Quarter) Ended March 30, 2024 and April 1, 2023

Net sales for the first quarter of fiscal 2024 increased 2.9% to $3.39 billion from $3.30 billion for the first quarter of fiscal 2023. The increase in net sales was driven by contributions from new store openings and growth in comparable store sales. Comparable store sales for the first quarter of fiscal 2024 increased 1.1%. In the first quarter of fiscal 2023, net sales increased 9.1% and comparable store sales increased 2.1%.

The comparable store sales results for the first quarter of fiscal 2024 included an increase in comparable average transaction count of 1.3% and a decrease in comparable average transaction value of 0.2%. Comparable store sales performance reflects continued market share gains, positive transaction trends and greater demand for seasonal-related product categories, including big-ticket categories.

Sales from new stores were $65.3 million for the first quarter of fiscal 2024, which represented 2.0% of the 2.9% net sales increase over first quarter fiscal 2023 net sales. For the first quarter of fiscal 2023, sales from stores open less than one year were $140.5 million, which represented 4.6 percentage points of the 9.1% increase over first quarter fiscal 2022 net sales.

The following table summarizes store growth for the fiscal three months ended March 30, 2024 and April 1, 2023:

	Fiscal Three Months Ended
Store Count Information:	March 30, 2024	April 1, 2023
Tractor Supply (including Orscheln Farm and Home stores)
Beginning of period	2,216	2,147
New stores opened	17	17
Stores closed	—	—
End of period	2,233	2,164
Petsense by Tractor Supply
Beginning of period	198	186
New stores opened	4	3
Stores closed	—	—
End of period	202	189
Consolidated end of period	2,435	2,353
Stores relocated	1	3

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 30, 2024 and April 1, 2023:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 30, 2024	April 1, 2023
Livestock, Equine, & Agriculture	28%	29%
Companion Animal	27%	28%
Seasonal & Recreation	21%	19%
Truck, Tool, & Hardware	15%	15%
Clothing, Gift, & Décor	9%	9%
Total	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
Gross profit increased 4.4% to $1.22 billion for the first quarter of fiscal 2024 from $1.17 billion for the first quarter of fiscal 2023. As a percent of net sales, gross margin in the first quarter of fiscal 2024 increased 50 basis points to 36.0% from 35.5% in the first quarter of fiscal 2023. The gross margin rate increase was primarily attributable to lower transportation costs and disciplined product cost management. Additionally, gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 3.5% to $957.7 million for the first quarter of fiscal 2024 from $925.5 million for the first quarter of fiscal 2023. As a percent of net sales, SG&A expenses increased 16 basis points to 28.2% from 28.1% in the first quarter of fiscal 2023. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization. A modest deleverage on fixed costs given the level of comparable sales growth and start-up costs associated with the opening of a new distribution center also contributed to the increase in SG&A. These factors were partially offset by the benefit from increases in distribution center productivity.

Operating income for the first quarter of fiscal 2024 increased 7.6% to $263.1 million from $244.4 million in the first quarter of fiscal 2023.

The effective income tax rate was 21.1% in the first quarter of fiscal 2024 compared to 21.0% in the first quarter of fiscal 2023. The increase in the effective income tax rate in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 was driven primarily by a decrease in stock compensation activity.

Net income for the first quarter of fiscal 2024 increased 8.2% to $198.2 million, or $1.83 per diluted share, as compared to net income of $183.1 million, or $1.65 per diluted share, for the first quarter of fiscal 2023.
During the first quarter of fiscal 2024, we repurchased approximately 0.5 million shares of the Company’s common stock at a total cost of $117.4 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $118.8 million, returning $236.2 million to our stockholders.

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

We plan to continue to leverage our sale-leaseback program on both existing owned stores as well as future new store openings. This program will help fund our planned owned store development. We plan to execute sale-leaseback transactions of our existing portfolio of owned stores to fund the cash required by the new development program over the next several years.

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, for the next 12 months and the longer term foreseeable future.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 30, 2024	December 30, 2023	April 1, 2023
5.25% Senior Notes	$750.0	$750.0	$—
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	200.0	200.0	815.0
Total outstanding borrowings	1,750.0	1,750.0	1,615.0
Less: unamortized debt discounts and issuance costs	(20.3)	(21.0)	(13.4)
Total debt	1,729.7	1,729.0	1,601.6
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,729.7	$1,729.0	$1,601.6

Outstanding letters of credit	$62.2	$58.3	$58.4
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

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $257.4 million and $19.6 million in the first three months of fiscal 2024 and fiscal 2023, respectively.  The $237.8 million increase in net cash provided by operating activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 30, 2024	April 1, 2023	Variance
Net income	$198.2	$183.1	$15.1
Depreciation and amortization	104.3	97.2	7.1
Share-based compensation expense	14.4	14.5	(0.1)
Deferred income taxes	9.1	45.7	(36.6)
Inventories and accounts payable	(67.0)	(192.9)	125.9
Prepaid expenses and other current assets	4.3	10.2	(5.9)
Accrued expenses	(48.4)	(138.0)	89.6
Income taxes	41.8	0.2	41.6
Other, net	0.7	(0.4)	1.1
Net cash provided by operating activities	$257.4	$19.6	$237.8
Note: Amounts may not sum to totals due to rounding.

The $237.8 million increase in net cash provided by operating activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 was primarily driven by our management of inventory and accounts payable and, to a lesser extent, timing of payroll periods, which impacts accrued expenses.

Cash Flows Used in Investing Activities

Investing activities used net cash of $152.3 million and $157.7 million in the first three months of fiscal 2024 and fiscal 2023, respectively. The $5.4 million decrease in net cash used in investing activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 is due to changes in the following investing activities (in millions):

	Fiscal Three Months Ended
	March 30, 2024	April 1, 2023	Variance
New stores, relocated stores and stores not yet opened	$(61.7)	$(33.2)	$(28.5)
Existing stores	(57.8)	(83.0)	25.2
Information technology	(24.4)	(21.9)	(2.5)
Distribution center capacity and improvements	(13.1)	(19.6)	6.5
Corporate and other	(0.2)	(0.2)	—
Total capital expenditures	(157.2)	(157.9)	0.7
Proceeds from sale of property and equipment	4.9	0.3	4.6
Net cash used in investing activities	$(152.3)	$(157.7)	$5.4
Note: Amounts may not sum to totals due to rounding.

The increase in spending for new stores, relocated stores and stores not yet opened in the first three months of fiscal 2024 as compared to the first three months of fiscal 2023 is primarily attributable to increased capital outlay associated with our owned store development program. This program began in the third quarter of fiscal 2023.

The decrease in spending for existing stores in the first three months of fiscal 2024 as compared to the first three months of fiscal 2023 primarily reflects the ongoing completion of Orscheln store remodels throughout fiscal 2023. Adjusting for the completion of Orscheln store remodels, existing store capital spend reflects a continued commitment to strategic initiatives related to existing store remodels. This includes internal space productivity and side lot garden center transformations.

Expenditures for information technology represent continued support for improvements in mobility in our stores, our digital initiatives, increased security and compliance, and other strategic initiatives.

The decrease in spending for distribution center capacity and improvements in the first three months of fiscal 2024 as compared to the first three months of fiscal 2023 primarily reflects a reduction in distribution center construction projects. The first quarter of fiscal 2023 reflects costs related to the Navarre, Ohio distribution center, which was still under construction in the prior year’s quarter, as well as costs related to the Maumelle, Arkansas distribution center, which is set to open during second quarter of fiscal 2024. The first quarter of fiscal 2024 solely reflects costs associated with the Maumelle, Arkansas distribution center.

In the first three months of fiscal 2024, the Company opened 17 new Tractor Supply stores compared to 17 new Tractor Supply stores during the first three months of fiscal 2023. The Company also opened four new Petsense by Tractor Supply stores during the first three months of fiscal 2024 compared to three stores during the first three months of fiscal 2023.

Our projected capital expenditures for fiscal 2024 are currently estimated to be in the range of $625 million to $700 million, net of proceeds from the sale of existing Company-owned stores as part of our sale-leaseback strategy. The capital expenditures include plans to open a total of approximately 80 new Tractor Supply stores, continue Project Fusion remodels and garden center transformations, complete the construction of our 10th distribution center and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Cash Flows Used in Financing Activities

Financing activities used net cash of $238.1 million in the first three months of fiscal 2024 compared to providing net cash of $125.7 million in the first three months of fiscal 2023. The $363.8 million change in net cash used in financing activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 30, 2024	April 1, 2023	Variance
Net borrowings and repayments under debt facilities	$—	$437.0	$(437.0)
Repurchase of common stock	(117.8)	(183.2)	65.4
Cash dividends paid to stockholders	(118.8)	(113.4)	(5.4)
Net proceeds from issuance of common stock	21.7	8.6	13.1
Other, net	(23.2)	(23.3)	0.1
Net cash (used in)/provided by financing activities	$(238.1)	$125.7	$(363.8)
Note: Amounts may not sum to totals due to rounding.

The $363.8 million change in net cash used in financing activities in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 is primarily due to the absence of borrowing activity in the current period partially offset by a slight timing shift in the repurchase of common stock as compared to prior period.

Dividends

During the first three months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On May 8, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on June 11, 2024 to stockholders of record as of the close of business on May 28, 2024.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 30, 2024, the Company had remaining authorization under the share repurchase program of $0.93 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three months ended March 30, 2024 and April 1, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 30, 2024	April 1, 2023
Total number of shares repurchased	496	866
Average price paid per share	$236.57	$227.67
Total cost of share repurchases (a)	$118,543	$197,168
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2023 Form 10-K for the fiscal year ended December 30, 2023. As of March 30, 2024, the Company had contractual commitments of approximately $24.6 million related to the construction and onboarding of new distribution centers. As of March 30, 2024, there has been no other material change in the information disclosed in the 2023 Form 10-K for the fiscal year ended December 30, 2023.

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

See Note 1 to the Consolidated Financial Statements in our 2023 Form 10-K for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2023 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 30, 2024, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2023 Form 10-K for the fiscal year ended December 30, 2023. As of March 30, 2024, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of March 30, 2024.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 9 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2023 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2023 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2024 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
December 31, 2023 - January 27, 2024	(a)	85,603	$223.67	85,580	$1,028,937,808
January 28, 2024 - February 24, 2024	(a)	398,757	233.84	304,500	957,598,298
February 25, 2024 - March 30, 2024	(a)	106,497	253.41	106,100	930,707,104
Total		590,857	$235.90	496,180	$930,707,104

(a) The number of shares purchased and average price paid per share includes 23, 94,257, and 397 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of December 31, 2023 - January 27, 2024, January 28, 2024 - February 24, 2024, and February 25, 2024 - March 30, 2024, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None. Without limiting the generality of the foregoing, during the Company’s three fiscal months ended March 30, 2024, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K during the period covered by this report.

Item 6.  Exhibits

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 9, 2024	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

