Form 10-Q
period 2024-06-29
TRACTOR SUPPLY CO /DE/
filed 2024-08-08
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 27, 2024
Common Stock, $0.008 par value	107,868,874

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$4,246,622	$4,184,695	$7,641,456	$7,483,920
Cost of merchandise sold	2,690,996	2,669,926	4,864,976	4,799,243
Gross profit	1,555,626	1,514,769	2,776,480	2,684,677
Selling, general and administrative expenses	884,903	853,158	1,738,338	1,681,393
Depreciation and amortization	109,265	102,279	213,558	199,512
Operating income	561,458	559,332	824,584	803,772
Interest expense, net	11,612	12,343	23,514	25,023
Income before income taxes	549,846	546,989	801,070	778,749
Income tax expense	124,650	125,755	177,707	174,427
Net income	$425,196	$421,234	$623,363	$604,322

Net income per share – basic	$3.95	$3.85	$5.78	$5.51
Net income per share – diluted	$3.93	$3.83	$5.75	$5.47

Weighted average shares outstanding:
Basic	107,730	109,426	107,838	109,735
Diluted	108,235	110,041	108,381	110,411

Dividends declared per common share outstanding	$1.10	$1.03	$2.20	$2.06

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 29,	December 30,	July 1,
	2024	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$394,748	$397,071	$620,031
Inventories	3,000,033	2,645,854	2,660,052
Prepaid expenses and other current assets	244,844	218,553	297,191
Income taxes receivable	—	2,461	—
Total current assets	3,639,625	3,263,939	3,577,274
Property and equipment, net	2,566,723	2,437,184	2,185,476
Operating lease right-of-use assets	3,225,156	3,141,971	2,957,792
Goodwill and other intangible assets	269,520	269,520	267,088
Other assets	83,500	75,537	45,193
Total assets	$9,784,524	$9,188,151	$9,032,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436,520	$1,179,803	$1,272,232
Accrued employee compensation	69,920	91,478	66,181
Other accrued expenses	557,721	533,029	464,267
Current portion of finance lease liabilities	3,405	3,311	2,860
Current portion of operating lease liabilities	382,111	369,461	317,730
Income taxes payable	94,858	—	114,194
Total current liabilities	2,544,535	2,177,082	2,237,464
Long-term debt	1,730,467	1,728,964	1,727,504
Finance lease liabilities, less current portion	29,661	31,388	32,999
Operating lease liabilities, less current portion	2,980,876	2,902,858	2,762,877
Deferred income taxes	54,418	60,032	59,157
Other long-term liabilities	139,235	138,065	125,670
Total liabilities	7,479,192	7,038,389	6,945,671
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,423	1,419	1,418
Additional paid-in capital	1,349,198	1,318,446	1,283,589
Treasury stock	(5,717,944)	(5,458,855)	(5,210,524)
Accumulated other comprehensive income	4,680	6,793	10,216
Retained earnings	6,667,975	6,281,959	6,002,453
Total stockholders’ equity	2,305,332	2,149,762	2,087,152
Total liabilities and stockholders’ equity	$9,784,524	$9,188,151	$9,032,823

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,810, 177,332, and 177,241 shares issued; 107,447, 107,976, and 109,058 shares outstanding at June 29, 2024, December 30, 2023, and July 1, 2023, respectively.
Treasury Stock (at cost, shares in thousands): 70,363, 69,356, and 68,183 shares at June 29, 2024, December 30, 2023, and July 1, 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$425,196	$421,234	$623,363	$604,322
Other comprehensive (loss) / income:
Change in fair value of interest rate swaps, net of taxes	(1,382)	778	(2,113)	(1,059)
Total other comprehensive (loss) / income	(1,382)	778	(2,113)	(1,059)
Total comprehensive income	$423,814	$422,012	$621,250	$603,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	107,976	$1,419	$1,318,446	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	412	3	21,715				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(496)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	107,892	$1,422	$1,332,608	$(5,577,398)	$6,062	$6,361,317	$2,124,011

Common stock issuance under stock award plans & ESPP	66	1	6,630				6,631
Share-based compensation expense			10,676				10,676
Repurchase of shares to satisfy tax obligations			(716)				(716)
Repurchase of common stock	(511)			(140,546)			(140,546)
Cash dividends paid to stockholders						(118,538)	(118,538)
Change in fair value of interest rate swaps, net of taxes					(1,382)		(1,382)
Net income						425,196	425,196
Stockholders’ equity at June 29, 2024	107,447	$1,423	$1,349,198	$(5,717,944)	$4,680	$6,667,975	$2,305,332

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 01, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

Common stock issuance under stock award plans & ESPP	90	1	6,628				6,629
Share-based compensation expense			15,665				15,665
Repurchase of shares to satisfy tax obligations			(1,479)				(1,479)
Repurchase of common stock	(692)			(157,447)			(157,447)
Cash dividends paid to stockholders						(112,774)	(112,774)
Change in fair value of interest rate swaps, net of taxes					778		778
Net income						421,234	421,234
Stockholders’ equity at July 01, 2023	109,058	$1,418	$1,283,589	$(5,210,524)	$10,216	$6,002,453	$2,087,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$623,363	$604,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213,558	199,512
(Gain)/loss on disposition of property and equipment	(4,210)	(474)
Share-based compensation expense	25,124	30,179
Deferred income taxes	(10,712)	30,916
Change in assets and liabilities:
Inventories	(354,179)	34,626
Prepaid expenses and other current assets	(33,345)	(22,439)
Accounts payable	256,717	(126,400)
Accrued employee compensation	(21,558)	(56,795)
Other accrued expenses	19,996	(26,994)
Income taxes	97,319	104,723
Other	5,270	11,145
Net cash provided by operating activities	817,343	782,321
Cash flows from investing activities:
Capital expenditures	(349,818)	(349,586)
Proceeds from sale of property and equipment	18,487	761
Proceeds from Orscheln acquisition net working capital settlement	—	4,310
Net cash used in investing activities	(331,331)	(344,515)
Cash flows from financing activities:
Borrowings under debt facilities	335,000	1,767,000
Repayments under debt facilities	(335,000)	(1,195,000)
Debt discounts and issuance costs	—	(9,729)
Principal payments under finance lease liabilities	(864)	(2,805)
Repurchase of shares to satisfy tax obligations	(22,717)	(23,121)
Repurchase of common stock	(255,756)	(345,653)
Net proceeds from issuance of common stock	28,349	15,252
Cash dividends paid to stockholders	(237,347)	(226,221)
Net cash used in financing activities	(488,335)	(20,277)
Net (decrease)/increase in cash and cash equivalents	(2,323)	417,529
Cash and cash equivalents at beginning of period	397,071	202,502
Cash and cash equivalents at end of period	$394,748	$620,031

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,203	$20,462
Income taxes	89,875	36,226

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$61,418	$27,031
Increase of operating lease assets and liabilities from new or modified leases	272,524	260,268
Increase of finance lease assets and liabilities from new or modified leases	—	450

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and converted the 81 acquired Orscheln stores to Tractor Supply stores in fiscal 2023. At June 29, 2024, the Company operated a total of 2,459 retail stores in 49 states (2,254 Tractor Supply and Orscheln retail stores and 205 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $33.1 million, $38.4 million, and $31.1 million at June 29, 2024, December 30, 2023, and July 1, 2023, respectively.

Sale-leaseback Transactions

In the second quarter of fiscal 2024, the Company completed its strategically planned sale-leaseback of two Tractor Supply store locations, resulting in proceeds of $13.3 million and a gain of $5.1 million. The Company intends to lease those properties for 20 years, with renewal options thereafter. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.75 billion in borrowings under its debt facilities at June 29, 2024, December 30, 2023 and July 1, 2023. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	June 29, 2024		December 30, 2023		July 1, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$641,284	$527,527	$640,596	$533,013	$639,908	$514,007
5.25% Senior Notes	$741,368	$743,408	$740,880	$769,005	$740,384	$740,453

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

	Fair Value Measurements at
	June 29, 2024	December 30, 2023	July 1, 2023
Interest rate swap assets (Level 2)	$6,251	$9,099	$13,717

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended June 29, 2024.

Share-based compensation expense was $10.7 million and $15.7 million for the second quarter of fiscal 2024 and 2023, respectively, and $25.1 million and $30.2 million for the first six months of fiscal 2024 and 2023, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2024:

Fiscal Six Months Ended
June 29, 2024
Stock options granted	133,015
Weighted average exercise price	$233.41
Weighted average grant date fair value per option	$58.65

As of June 29, 2024, total unrecognized compensation expense related to non-vested stock options was approximately $11.9 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2024:

Fiscal Six Months Ended
June 29, 2024
Restricted Stock Unit Activity
Awards granted	214,744
Weighted average grant date fair value per share	$225.75
Performance-Based Restricted Share Unit Activity
Awards granted (a)	56,207
Weighted average grant date fair value per share - awards granted	$235.16
Performance adjustment (b)	80,723
Weighted average grant date fair value per share - performance adjustment	$120.37

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2024 based on actual achievement of performance targets.

In the first six months of fiscal 2024, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of June 29, 2024, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $89.8 million with a remaining weighted average expense recognition period of 2.2 years.

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

	Fiscal Three Months Ended
	June 29, 2024			July 1, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$425,196	107,730	$3.95	$421,234	109,426	$3.85
Dilutive effect of share-based awards	—	505	(0.02)	—	615	(0.02)
Diluted net income per share:	$425,196	108,235	$3.93	$421,234	110,041	$3.83

	Fiscal Six Months Ended
	June 29, 2024			July 1, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$623,363	107,838	$5.78	$604,322	109,735	$5.51
Dilutive effect of share-based awards	—	543	(0.03)	—	676	(0.04)
Diluted net income per share:	$623,363	108,381	$5.75	$604,322	110,411	$5.47

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for the fiscal three months ended June 29, 2024 and approximately 0.2 million shares for the fiscal three months ended July 1, 2023. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.3 million shares for the fiscal six months ended June 29, 2024 and approximately 0.2 million shares for the fiscal six months ended July 1, 2023.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 29, 2024	December 30, 2023	July 1, 2023
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	200.0	200.0	200.0
Total outstanding borrowings	1,750.0	1,750.0	1,750.0
Less: unamortized debt discounts and issuance costs	(19.5)	(21.0)	(22.5)
Total debt	1,730.5	1,729.0	1,727.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,730.5	$1,729.0	$1,727.5

Outstanding letters of credit	$83.1	$58.3	$60.2

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (8.500% at June 29, 2024) plus an additional amount ranging from 0.000% to 0.250% (0.000% at June 29, 2024) or at adjusted Secured Overnight Financing Rate (5.337% at June 29, 2024) plus an additional amount ranging from

0.750% to 1.250% (1.000% at June 29, 2024), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at June 29, 2024), adjusted based on the Company’s public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement will mature on March 18, 2025, and the notional amount of the agreement is fixed at $200.0 million.

Covenants and Default Provisions of the Debt Agreements

As of June 29, 2024, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of June 29, 2024, the Company was in compliance with all debt covenants.

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

Dividends

During the first six months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 8, 2024	$1.10	May 28, 2024	June 11, 2024
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On August 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on September 10, 2024 to stockholders of record as of the close of business on August 26, 2024.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 29, 2024, the Company had remaining authorization under the share repurchase program of $0.79 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months and fiscal six months ended June 29, 2024 and July 1, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total number of shares repurchased	511	692	1,007	1,558
Average price paid per share	$272.52	$222.42	$254.81	$225.34
Total cost of share repurchases (a)	$140,546	$157,448	$259,089	$354,616
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

Note 8 – Income Taxes

The Company’s effective income tax rate was 22.7% in the second quarter of fiscal 2024 compared to 23.0% in the second quarter of fiscal 2023. The Company’s effective income tax rate was 22.2% in the first six months of fiscal 2024 compared to 22.4% in the first six months of fiscal 2023. The decrease in the effective income tax rate in both the first three and six months of fiscal 2024 compared to the corresponding periods in fiscal 2023 were driven primarily by a decrease in state income taxes. In the first six months of fiscal 2024, this decrease was partially offset by the lower tax benefit from decreased stock compensation activity.

Note 9 – Commitments and Contingencies

Construction and Real Estate Commitments

As of June 29, 2024, the Company had contractual commitments of approximately $12.8 million related to the construction and onboarding of the new Maumelle, Arkansas distribution center.

Letters of Credit

At June 29, 2024, the Company had $83.1 million in outstanding letters of credit.

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

Note 10 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and six months ended June 29, 2024 and July 1, 2023:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Seasonal & Recreation (a)	28%	25%	25%	23%
Livestock, Equine & Agriculture (b)	28%	29%	28%	29%
Companion Animal (c)	22%	22%	24%	25%
Truck, Tool & Hardware (d)	15%	16%	15%	15%
Clothing, Gift & Décor (e)	7%	8%	8%	8%
Total	100%	100%	100%	100%
Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
(a) Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(b) Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(c) Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(d) Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e) Includes clothing, footwear, toys, snacks, and decorative merchandise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the “2023 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plan,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K and in Part II, Item 1A of this Form 10-Q, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	63.37	63.80	63.67	64.13
Gross profit	36.63	36.20	36.33	35.87
Selling, general and administrative expenses	20.84	20.39	22.75	22.47
Depreciation and amortization	2.57	2.44	2.79	2.67
Operating income	13.22	13.37	10.79	10.74
Interest expense, net	0.27	0.30	0.31	0.33
Income before income taxes	12.95	13.07	10.48	10.41
Income tax expense	2.94	3.01	2.33	2.33
Net income	10.01%	10.07%	8.16%	8.07%

Fiscal Three Months (Second Quarter) Ended June 29, 2024 and July 1, 2023

Net sales for the second quarter of fiscal 2024 increased 1.5% to $4.25 billion from $4.18 billion for the second quarter of fiscal 2023. The increase in net sales was driven by new store openings, partially offset by the decline in comparable store sales. Comparable store sales for the second quarter of fiscal 2024 decreased 0.5%. In the second quarter of fiscal 2023, net sales increased 7.2% and comparable store sales increased 2.5%.

The comparable store sales results for the second quarter of fiscal 2024 included a decrease in comparable average transaction count of 0.6%, partially offset by an increase in comparable average transaction value of 0.1%. Comparable store sales results reflect strength in seasonal merchandise including big ticket, partially offset by declines in year-round discretionary categories and retail price deflation of approximately 1% primarily in C.U.E. categories.

Sales from new stores were $83.7 million for the second quarter of fiscal 2024, which represented 2.0 percentage points of the 1.5% net sales increase over second quarter fiscal 2023 net sales. For the second quarter of fiscal 2023, sales from stores open less than one year were $199.1 million, which represented 5.1 percentage points of the 7.2% increase over second quarter fiscal 2022 net sales.

The following table summarizes store growth for the fiscal three months ended June 29, 2024 and July 1, 2023:

	Fiscal Three Months Ended
Store Count Information:	June 29, 2024	July 1, 2023
Tractor Supply
Beginning of period	2,233	2,164
New stores opened	21	17
Stores closed	—	—
End of period	2,254	2,181
Petsense by Tractor Supply
Beginning of period	202	189
New stores opened	3	3
Stores closed	—	—
End of period	205	192
Consolidated end of period	2,459	2,373
Stores relocated	2	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 29, 2024 and July 1, 2023:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 29, 2024	July 1, 2023
Seasonal & Recreation	28%	25%
Livestock, Equine, & Agriculture	28%	29%
Companion Animal	22%	22%
Truck, Tool, & Hardware	15%	16%
Clothing, Gift, & Décor	7%	8%
Total	100%	100%

Gross profit increased 2.7% to $1.56 billion for the second quarter of fiscal 2024 from $1.51 billion for the second quarter of fiscal 2023. As a percent of net sales, gross margin in the second quarter of fiscal 2024 increased 43 basis points to 36.6% from 36.2% in the second quarter of fiscal 2023. The gross margin rate increase was primarily attributable to lower transportation costs and disciplined product cost management. Additionally, gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy. These improvements were partially offset by the mix impact from strong growth in big ticket categories, which have below chain-average margins.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 4.1% to $994.2 million for the second quarter of fiscal 2024 from $955.4 million for the second quarter of fiscal 2023. As a percent of net sales, SG&A expenses increased 58 basis points to 23.4% from 22.8% in the second quarter of fiscal 2023. The increase in SG&A as a percent of net sales was primarily attributable to planned growth investments, which included the onboarding of a new distribution center and higher depreciation and amortization, as well as modest deleverage of the Company’s fixed costs given the decline in comparable store sales. These factors were partially offset by productivity improvements and strong cost control. During the second quarter of 2024, the Company’s ongoing sale-leaseback strategy benefited SG&A by approximately 12 basis points, net of transaction and repair costs, from the sale of two Tractor Supply locations.

Operating income for the second quarter of fiscal 2024 increased 0.4% to $561.5 million from $559.3 million in the second quarter of fiscal 2023.

The effective income tax rate was 22.7% in the second quarter of fiscal 2024 compared to 23.0% in the second quarter of fiscal 2023. The decrease in the effective income tax rate in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 was driven primarily by a decrease in state income taxes.

Net income for the second quarter of fiscal 2024 increased 0.9% to $425.2 million, or $3.93 per diluted share, as compared to net income of $421.2 million, or $3.83 per diluted share, for the second quarter of fiscal 2023.
During the second quarter of fiscal 2024, we repurchased approximately 0.5 million shares of the Company’s common stock at a total cost of $139.2 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $118.5 million, returning $257.7 million to our stockholders.

Fiscal Six Months Ended June 29, 2024 and July 1, 2023

Net sales for the first six months of fiscal 2024 increased 2.10% to $7.64 billion from $7.48 billion for the first six months of fiscal 2023. The increase in net sales was driven by contributions from new store sales and growth in comparable store sales. Comparable store sales for the first six months of fiscal 2024 increased 0.2%. In the first six months of fiscal 2023, net sales increased 8.0% and comparable store sales increased 2.3%.

The comparable store sales results for the first six months of fiscal 2024 included an increase in comparable average transaction count of 0.3%, partially offset by a decrease in comparable average transaction value of 0.1%. Comparable store sales growth reflects continued market share gains and greater demand for seasonal-related product categories, including big-ticket categories.

Sales from new stores were $149.0 million for the first six months of fiscal 2024, which represented 2.0 percentage points of the 2.1% net sales increase over the first six months of fiscal 2023 net sales. For the first six months of fiscal 2023, sales from stores open less than one year were $339.6 million, which represented 4.9 percentage points of the 8.0% increase over the first six months of fiscal 2022 net sales.

The following table summarizes store growth for the fiscal six months ended June 29, 2024 and July 1, 2023:

	Fiscal Six Months Ended
Store Count Information:	June 29, 2024	July 1, 2023
Tractor Supply
Beginning of period	2,216	2,147
New stores opened	38	34
Stores closed	—	—
End of period	2,254	2,181
Petsense by Tractor Supply
Beginning of period	198	186
New stores opened	7	6
Stores closed	—	—
End of period	205	192
Consolidated, end of period	2,459	2,373
Stores relocated	3	4

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 29, 2024 and July 1, 2023:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 29, 2024	July 1, 2023
Seasonal & Recreation	25%	23%
Livestock, Equine & Agriculture	28	29
Companion Animal	24	25
Truck, Tool & Hardware	15	15
Clothing, Gift, & Décor	8	8
Total	100%	100%

Gross profit increased 3.4% to $2.78 billion for the first six months of fiscal 2024 from $2.68 billion for the first six months of fiscal 2023. As a percent of net sales, gross margin in the first six months of fiscal 2024 increased 46 basis points to 36.3% from 35.9% in the first six months of fiscal 2023. The gross margin rate increase was primarily attributable to lower transportation costs and disciplined product cost management. Additionally, gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 3.8% to $1.95 billion for the first six months of fiscal 2024 from $1.88 billion for the first six months of fiscal 2023. As a percent of net sales, SG&A expenses increased 40 basis points to 25.5% for the first six months of fiscal 2024 from 25.1% for the first six months of fiscal 2023. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization. A modest deleverage of fixed costs given the level of comparable sales growth and start-up costs associated with the opening of a new distribution center also contributed to the increase in SG&A. These factors were partially offset by the benefit from increases in distribution center productivity and strong cost control.

Operating income for the first six months of fiscal 2024 increased 2.6% to $824.6 million compared to $803.8 million in the first six months of fiscal 2023.

The effective income tax rate was 22.2% in the first six months of fiscal 2024 compared to 22.4% in the first six months of fiscal 2023. The decrease in the effective income tax rate in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was driven primarily by a decrease in state income taxes partially offset by the lower tax benefit from decreased stock compensation activity.

Net income for the first six months of fiscal 2024 increased 3.2% to $623.4 million, or $5.75 per diluted share, as compared to net income of $604.3 million, or $5.47 per diluted share, for the first six months of fiscal 2023.

During the first six months of fiscal 2024, we repurchased approximately 1.0 million shares of the Company’s common stock at a total cost of $256.6 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $237.3 million, returning $494.0 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 29, 2024	December 30, 2023	July 1, 2023
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	200.0	200.0	200.0
Total outstanding borrowings	1,750.0	1,750.0	1,750.0
Less: unamortized debt discounts and issuance costs	(19.5)	(21.0)	(22.5)
Total debt	1,730.5	1,729.0	1,727.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,730.5	$1,729.0	$1,727.5

Outstanding letters of credit	$83.1	$58.3	$60.2
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

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $817.3 million and $782.3 million in the first six months of fiscal 2024 and fiscal 2023, respectively.  The $35.2 million increase in net cash provided by operating activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 29, 2024	July 1, 2023	Variance
Net income	$623.4	$604.3	$19.1
Depreciation and amortization	213.6	199.5	14.1
Gain on disposal of property and equipment	(4.2)	(0.5)	(3.7)
Share-based compensation expense	25.1	30.2	(5.1)
Deferred income taxes	(10.7)	30.9	(41.6)
Inventories and accounts payable	(97.5)	(91.8)	(5.7)
Prepaid expenses and other current assets	(33.3)	(22.4)	(10.9)
Accrued expenses	(1.6)	(83.8)	82.2
Income taxes	97.3	104.7	(7.4)
Other, net	5.3	11.1	(5.8)
Net cash provided by operating activities	$817.3	$782.3	$35.2
Note: Amounts may not sum to totals due to rounding.

The $35.2 million increase in net cash provided by operating activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was primarily driven by changes in accrued expenses from timing of payments. This increase was partially offset by changes in deferred income taxes primarily driven by a decrease in bonus depreciation.

Cash Flows Used in Investing Activities

Investing activities used net cash of $331.3 million and $344.5 million in the first six months of fiscal 2024 and fiscal 2023, respectively. The $13.2 million decrease in net cash used in investing activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 is due to changes in the following investing activities (in millions):

	Fiscal Six Months Ended
	June 29, 2024	July 1, 2023	Variance
Existing stores	$(134.2)	$(162.1)	$27.9
New stores, relocated stores and stores not yet opened	(119.7)	(61.5)	(58.2)
Information technology	(60.1)	(51.1)	(9.0)
Distribution center capacity and improvements	(32.2)	(73.7)	41.5
Corporate and other	(3.6)	(1.2)	(2.4)
Total capital expenditures	(349.8)	(349.6)	(0.2)
Proceeds from sale of property and equipment	18.5	0.8	17.7
Proceeds from Orscheln acquisition net working capital settlement	—	4.3	(4.3)
Net cash used in investing activities	$(331.3)	$(344.5)	$13.2
Note: Amounts may not sum to totals due to rounding.

The decrease in spending for existing stores in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 primarily reflects the ongoing completion of Orscheln store remodels throughout fiscal 2023. Adjusting for the completion of Orscheln store remodels, existing store capital spend reflects a continued commitment to strategic initiatives related to existing store remodels. This includes internal space productivity and side lot garden center transformations.

The increase in spending for new stores, relocated stores and stores not yet opened in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 is primarily attributable to increased capital outlay associated with our owned store development program. This program began in the third quarter of fiscal 2023.

The increase in spending for information technology in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 is attributable to continued support for improvements in mobility in our stores, our digital initiatives, increased security and compliance, and other strategic initiatives.

The decrease in spending for distribution center capacity and improvements in the first six months of fiscal 2024 as compared to the first six months of fiscal 2023 primarily reflects a reduction in distribution center construction projects. The first six months of fiscal 2023 reflect construction costs associated with both the Navarre, Ohio distribution center, which opened during the first quarter of fiscal 2023, and the Maumelle, Arkansas distribution center, which opened during the second quarter of fiscal 2024. The first six months of fiscal 2024 solely reflect construction costs associated with the Maumelle, Arkansas distribution center.
In the first six months of fiscal 2024, the Company opened 38 new Tractor Supply stores compared to 34 new Tractor Supply stores during the first six months of fiscal 2023. The Company also opened seven new Petsense by Tractor Supply stores during the first six months of fiscal 2024 compared to six stores during the first six months of fiscal 2023.

Our projected capital expenditures for fiscal 2024 are currently estimated to be in the range of $625 million to $700 million, net of proceeds from the sale of existing Company-owned stores as part of our sale-leaseback strategy. The capital expenditures include plans to open a total of approximately 80 new Tractor Supply stores, continue Project Fusion remodels and garden center transformations, and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Cash Flows Used in Financing Activities

Financing activities used net cash of $488.3 million and $20.3 million in the first six months of fiscal 2024 and fiscal 2023, respectively. The $468.0 million increase in net cash used in financing activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 29, 2024	July 1, 2023	Variance
Net borrowings and repayments under debt facilities	$—	$572.0	$(572.0)
Repurchase of common stock	(255.8)	(345.7)	89.9
Cash dividends paid to stockholders	(237.3)	(226.2)	(11.1)
Net proceeds from issuance of common stock	28.3	15.3	13.0
Other, net	(23.5)	(35.7)	12.2
Net cash used in financing activities	$(488.3)	$(20.3)	$(468.0)
Note: Amounts may not sum to totals due to rounding.

The $468.0 million increase in net cash used in financing activities in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 is primarily due to the absence of borrowing activity in the current period partially offset by a slight timing shift in the repurchase of common stock as compared to prior period.

Dividends

During the first six months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 8, 2024	$1.10	May 28, 2024	June 11, 2024
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On August 7, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on September 10, 2024 to stockholders of record as of the close of business on August 26, 2024.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 29, 2024, the Company had remaining authorization under the share repurchase program of $0.79 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and six months ended June 29, 2024 and July 1, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total number of shares repurchased	511	692	1,007	1,558
Average price paid per share	$272.52	$222.42	$254.81	$225.34
Total cost of share repurchases (a)	$140,546	$157,448	$259,089	$354,616
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2023 Form 10-K. As of June 29, 2024, the Company had contractual commitments of approximately $12.8 million related to the construction and onboarding of new distribution centers. As of June 29, 2024, there has been no other material change in the information disclosed in the 2023 Form 10-K.

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

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 29, 2024, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2023 Form 10-K for the fiscal year ended December 30, 2023. As of June 29, 2024, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of June 29, 2024.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2024, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2023 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other than as disclosed below, there have been no material changes to our risk factors as previously disclosed in our 2023 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

The risk factor under the heading “Failure to protect our reputation could have a material adverse effect on our brand name or any of our exclusive brands” in our 2023 Form 10-K is replaced in its entirety by the below:

Failure to protect our reputation could have a material adverse effect on our brand name or any of our exclusive brands.

Our success depends in part on the value and strength of the Tractor Supply name, including our exclusive brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, whether or not based on fact. Any failure to comply or accusation of our failure to comply with data privacy, environmental, ethical, labor, product, social, and other regulatory and industry standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. We have been, and in the future may be, subject to criticism on social media regarding our company and management, as well as our stewardship strategies and changes in those strategies, which may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. Widespread dissemination of such criticism at times has impacted our relationships with our customers and investors, and may do so in the future. Further, adverse publicity about our merchandise products or company, whether valid or not, may discourage customers from buying the products we offer. Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Any of these events could result in decreased revenue or otherwise adversely affect our business.

The risk factor under the heading “We may be unable to meet our ESG goals, particularly with respect to the reduction of carbon emissions, or otherwise meet the expectations of our stakeholders with respect to ESG and/or DE&I matters” is replaced in its entirety by the below:

Our investors, other stakeholders, and regulators may not be satisfied with our ESG efforts including DE&I.

In July 2024, we announced a change in our goals relating to our carbon emissions goals and DE&I efforts. Our stakeholders may not be satisfied with our efforts or the changes in our goals, which could adversely affect public perception of our business, team member morale, customer or stockholder support as well as business and/or financial performance. For example, certain of our investors, as well as shareholder advocates, are placing an increasing emphasis on how corporations address ESG including DE&I issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. Additionally, certain stock indices consider ESG factors in determining which companies qualify for inclusion. If our investors, shareholder advocates, or indices in which we are included react negatively to the changes in our goals, it could have a negative impact on our stock price. Future changes to our ESG goals and strategies may further adversely impact our relationship with our team members, customers, stockholders, and other stakeholders, which could result in a reduction in sales, a negative impact on our stock price, and erosion of stockholder trust. In addition, we may be subject to regulatory scrutiny, including potential enforcement action, if any of our regulators has a negative reaction to the changes in our goals or perceives our goals to conflict with regulatory requirements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the second quarter of fiscal 2024 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
March 31, 2024 - April 27, 2024	(a)	92,518	$252.21	92,500	$907,377,915
April 28, 2024 - May 25, 2024	(a)	134,060	278.65	132,355	870,478,409
May 26, 2024 - June 29, 2024	(a)	287,012	276.13	286,034	791,484,363
Total		513,590	$272.48	510,889	$791,484,363

(a) The number of shares purchased and average price paid per share includes 18, 1,705, and 978 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of March 31, 2024 - April 27, 2024, April 28, 2024 - May 25, 2024, and May 26, 2024 - June 29, 2024, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2024, Kurt Barton, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Barton’s 10b5-1 Plan provides for the potential sale of up to 40,901 shares of the Company’s common stock, including the sale of up to 23,532 shares of the Company’s common stock that Mr. Barton may acquire upon exercise of options. The plan commences on August 14, 2024 and will terminate on the earlier of the date all the shares under the plan are sold or October 24, 2025.

Item 6.  Exhibits

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 8, 2024	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

