Form 10-Q
period 2024-09-28
TRACTOR SUPPLY CO /DE/
filed 2024-11-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314

TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 26, 2024
Common Stock, $0.008 par value	106,839,001

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$3,468,245	$3,411,980	$11,109,700	$10,895,900
Cost of merchandise sold	2,177,797	2,161,501	7,042,773	6,960,744
Gross profit	1,290,448	1,250,479	4,066,927	3,935,156
Selling, general and administrative expenses	852,299	819,311	2,590,637	2,500,704
Depreciation and amortization	113,550	90,263	327,107	289,775
Operating income	324,599	340,905	1,149,183	1,144,677
Interest expense, net	13,875	9,539	37,389	34,562
Income before income taxes	310,724	331,366	1,111,794	1,110,115
Income tax expense	69,254	76,365	246,960	250,792
Net income	$241,470	$255,001	$864,834	$859,323

Net income per share – basic	$2.25	$2.34	$8.04	$7.85
Net income per share – diluted	$2.24	$2.33	$8.00	$7.81

Weighted average shares outstanding:
Basic	107,167	108,774	107,614	109,415
Diluted	107,678	109,342	108,147	110,055

Dividends declared per common share outstanding	$1.10	$1.03	$3.30	$3.09

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 28,	December 30,	September 30,
	2024	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$186,294	$397,071	$421,693
Inventories	3,082,519	2,645,854	2,834,247
Prepaid expenses and other current assets	199,967	218,553	278,174
Income taxes receivable	14,381	2,461	—
Total current assets	3,483,161	3,263,939	3,534,114
Property and equipment, net	2,632,895	2,437,184	2,273,646
Operating lease right-of-use assets	3,295,678	3,141,971	3,084,947
Goodwill and other intangible assets	269,520	269,520	267,329
Other assets	86,643	75,537	44,978
Total assets	$9,767,897	$9,188,151	$9,205,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,349,817	$1,179,803	$1,412,186
Accrued employee compensation	53,065	91,478	49,957
Other accrued expenses	551,847	533,029	454,513
Current portion of finance lease liabilities	3,402	3,311	3,304
Current portion of operating lease liabilities	387,578	369,461	365,189
Income taxes payable	—	—	33,647
Total current liabilities	2,345,709	2,177,082	2,318,796
Long-term debt	1,831,218	1,728,964	1,728,255
Finance lease liabilities, less current portion	28,831	31,388	32,156
Operating lease liabilities, less current portion	3,082,653	2,902,858	2,848,385
Deferred income taxes	48,800	60,032	30,006
Other long-term liabilities	141,926	138,065	136,285
Total liabilities	7,479,137	7,038,389	7,093,883
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	1,423	1,419	1,418
Additional paid-in capital	1,362,463	1,318,446	1,302,268
Treasury stock	(5,869,286)	(5,458,855)	(5,347,302)
Accumulated other comprehensive income	2,550	6,793	9,292
Retained earnings	6,791,610	6,281,959	6,145,455
Total stockholders’ equity	2,288,760	2,149,762	2,111,131
Total liabilities and stockholders’ equity	$9,767,897	$9,188,151	$9,205,014

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 400,000 shares authorized for all periods presented. 177,845, 177,332, and 177,288 shares issued; 106,921, 107,976, and 108,474 shares outstanding at September 28, 2024, December 30, 2023, and September 30, 2023, respectively.
Treasury Stock (at cost, shares in thousands): 70,924, 69,356, and 68,814 shares at September 28, 2024, December 30, 2023, and September 30, 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$241,470	$255,001	$864,834	$859,323
Other comprehensive (loss) / income:
Change in fair value of interest rate swaps, net of taxes	(2,130)	(924)	(4,243)	(1,983)
Total other comprehensive (loss) / income	(2,130)	(924)	(4,243)	(1,983)
Total comprehensive income	$239,340	$254,077	$860,591	$857,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	107,976	$1,419	$1,318,446	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	412	3	21,715				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(496)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	107,892	$1,422	$1,332,608	$(5,577,398)	$6,062	$6,361,317	$2,124,011

Common stock issuance under stock award plans & ESPP	66	1	6,630				6,631
Share-based compensation expense			10,676				10,676
Repurchase of shares to satisfy tax obligations			(716)				(716)
Repurchase of common stock	(511)			(140,546)			(140,546)
Cash dividends paid to stockholders						(118,538)	(118,538)
Change in fair value of interest rate swaps, net of taxes					(1,382)		(1,382)
Net income						425,196	425,196
Stockholders’ equity at June 29, 2024	107,447	$1,423	$1,349,198	$(5,717,944)	$4,680	$6,667,975	$2,305,332

Common stock issuance under stock award plans & ESPP	35	—	4,167				4,167
Share-based compensation expense			9,999				9,999
Repurchase of shares to satisfy tax obligations			(901)				(901)
Repurchase of common stock	(561)			(151,342)			(151,342)
Cash dividends paid to stockholders						(117,835)	(117,835)
Change in fair value of interest rate swaps, net of taxes					(2,130)		(2,130)
Net income						241,470	241,470
Stockholders’ equity at September 28, 2024	106,921	$1,423	$1,362,463	$(5,869,286)	$2,550	$6,791,610	$2,288,760

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 31, 2022	110,251	$1,415	$1,261,283	$(4,855,909)	$11,275	$5,624,352	$2,042,416
Common stock issuance under stock award plans & ESPP	275	2	8,621				8,623
Share-based compensation expense			14,514				14,514
Repurchase of shares to satisfy tax obligations			(21,643)				(21,643)
Repurchase of common stock	(866)			(197,168)			(197,168)
Cash dividends paid to stockholders						(113,447)	(113,447)
Change in fair value of interest rate swaps, net of taxes					(1,837)		(1,837)
Net income						183,088	183,088
Stockholders’ equity at April 01, 2023	109,660	$1,417	$1,262,775	$(5,053,077)	$9,438	$5,693,993	$1,914,546

Common stock issuance under stock award plans & ESPP	90	1	6,628				6,629
Share-based compensation expense			15,665				15,665
Repurchase of shares to satisfy tax obligations			(1,479)				(1,479)
Repurchase of common stock	(692)			(157,447)			(157,447)
Cash dividends paid to stockholders						(112,774)	(112,774)
Change in fair value of interest rate swaps, net of taxes					778		778
Net income						421,234	421,234
Stockholders’ equity at July 01, 2023	109,058	$1,418	$1,283,589	$(5,210,524)	$10,216	$6,002,453	$2,087,152

Common stock issuance under stock award plans & ESPP	48	—	4,601				4,601
Share-based compensation expense			14,971				14,971
Repurchase of shares to satisfy tax obligations			(893)				(893)
Repurchase of common stock	(632)			(136,778)			(136,778)
Cash dividends paid to stockholders						(111,999)	(111,999)
Change in fair value of interest rate swaps, net of taxes					(924)		(924)
Net income						255,001	255,001
Stockholders’ equity at September 30, 2023	108,474	$1,418	$1,302,268	$(5,347,302)	$9,292	$6,145,455	$2,111,131

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$864,834	$859,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327,107	289,775
(Gain)/loss on disposition of property and equipment	(38,751)	(27,460)
Share-based compensation expense	35,124	45,150
Deferred income taxes	(21,212)	8,082
Change in assets and liabilities:
Inventories	(436,665)	(147,521)
Prepaid expenses and other current assets	9,092	(28,647)
Accounts payable	170,014	13,554
Accrued employee compensation	(38,413)	(73,019)
Other accrued expenses	(227)	(53,795)
Income taxes	(11,920)	24,176
Other	44,627	28,308
Net cash provided by operating activities	903,610	937,926
Cash flows from investing activities:
Capital expenditures	(538,018)	(526,723)
Proceeds from sale of property and equipment	77,895	57,801
Proceeds from Orscheln acquisition net working capital settlement	—	4,310
Proceeds from sale of Orscheln corporate headquarters and distribution center	—	10,000
Net cash used in investing activities	(460,123)	(454,612)
Cash flows from financing activities:
Borrowings under debt facilities	585,000	1,767,000
Repayments under debt facilities	(485,000)	(1,195,000)
Debt discounts and issuance costs	—	(9,729)
Principal payments under finance lease liabilities	(1,317)	(3,606)
Repurchase of shares to satisfy tax obligations	(23,618)	(24,015)
Repurchase of common stock	(406,663)	(480,407)
Net proceeds from issuance of common stock	32,516	19,853
Cash dividends paid to stockholders	(355,182)	(338,219)
Net cash used in financing activities	(654,264)	(264,123)
Net (decrease)/increase in cash and cash equivalents	(210,777)	219,191
Cash and cash equivalents at beginning of period	397,071	202,502
Cash and cash equivalents at end of period	$186,294	$421,693

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$36,433	$29,011
Income taxes	278,273	215,637

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$75,332	$20,359
Increase of operating lease assets and liabilities from new or modified leases	442,399	481,177
Increase of finance lease assets and liabilities from new or modified leases	—	450

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. On October 12, 2022, the Company completed the acquisition of Orscheln Farm and Home, LLC (“Orscheln” or “Orscheln Farm and Home”) and converted the 81 acquired Orscheln stores to Tractor Supply stores in fiscal 2023. At September 28, 2024, the Company operated a total of 2,475 retail stores in 49 states (2,270 Tractor Supply retail stores and 205 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

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

Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The Company adopted this ASU in fiscal 2023, except for the disclosure of rollforward activity, which is effective on a prospective basis beginning within the Annual Report on Form 10-K in fiscal 2024.

Supplier Finance Program

The Company has agreements with third-party financial institutions that allow certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and their suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $65.6 million, $38.4 million, and $57.8 million at September 28, 2024, December 30, 2023, and September 30, 2023, respectively.

Sale-leaseback Transactions

In the third quarter of fiscal 2024, the Company completed its strategically planned sale-leaseback of 9 Tractor Supply store locations, resulting in proceeds of $57.1 million and a gain of $34.9 million. The Company intends to lease those properties for 20 years, with renewal options thereafter. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.85 billion in borrowings under its debt facilities at September 28, 2024 and $1.75 billion in borrowings under its debt facilities at December 30, 2023 and September 30, 2023. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	September 28, 2024		December 30, 2023		September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$641,628	$562,315	$640,596	$533,013	$640,252	$495,027
5.25% Senior Notes	$741,613	$781,163	$740,880	$769,005	$740,636	$708,675

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

	Fair Value Measurements at
	September 28, 2024	December 30, 2023	September 30, 2023
Interest rate swap assets (Level 2)	$3,395	$9,099	$12,477

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 28, 2024.

Share-based compensation expense was $10.0 million and $15.0 million for the third quarter of fiscal 2024 and 2023, respectively, and $35.1 million and $45.2 million for the first nine months of fiscal 2024 and 2023, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2024:

Fiscal Nine Months Ended
September 28, 2024
Stock options granted	136,299
Weighted average exercise price	$233.85
Weighted average grant date fair value per option	$58.63

As of September 28, 2024, total unrecognized compensation expense related to non-vested stock options was approximately $10.1 million with a remaining weighted average expense recognition period of 2.0 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2024:

Fiscal Nine Months Ended
September 28, 2024
Restricted Stock Unit Activity
Awards granted	230,789
Weighted average grant date fair value per share	$226.94
Performance-Based Restricted Share Unit Activity
Awards granted (a)	57,364
Weighted average grant date fair value per share - awards granted	$235.54
Performance adjustment (b)	80,723
Weighted average grant date fair value per share - performance adjustment	$120.37

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2024 based on actual achievement of performance targets.

In the first nine months of fiscal 2024, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of September 28, 2024, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $77.1 million with a remaining weighted average expense recognition period of 2.0 years.

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

	Fiscal Three Months Ended
	September 28, 2024			September 30, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$241,470	107,167	$2.25	$255,001	108,774	$2.34
Dilutive effect of share-based awards	—	511	(0.01)	—	568	(0.01)
Diluted net income per share:	$241,470	107,678	$2.24	$255,001	109,342	$2.33

	Fiscal Nine Months Ended
	September 28, 2024			September 30, 2023
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$864,834	107,614	$8.04	$859,323	109,415	$7.85
Dilutive effect of share-based awards	—	533	(0.04)	—	640	(0.04)
Diluted net income per share:	$864,834	108,147	$8.00	$859,323	110,055	$7.81

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.1 million shares for the fiscal three months ended September 28, 2024 and approximately 0.2 million shares for the fiscal three months ended September 30, 2023. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.2 million shares for the fiscal nine months ended September 28, 2024 and approximately 0.2 million shares for the fiscal nine months ended September 30, 2023.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 28, 2024	December 30, 2023	September 30, 2023
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	300.0	200.0	200.0
Total outstanding borrowings	1,850.0	1,750.0	1,750.0
Less: unamortized debt discounts and issuance costs	(18.8)	(21.0)	(21.7)
Total debt	1,831.2	1,729.0	1,728.3
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,831.2	$1,729.0	$1,728.3

Outstanding letters of credit	$78.8	$58.3	$58.2

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (8.000% at September 28, 2024) plus an additional amount ranging from 0.000% to 0.250% (0.000% at

September 28, 2024) or at the adjusted Secured Overnight Financing Rate (4.844% at September 28, 2024) plus an additional amount ranging from 0.750% to 1.250% (1.000% at September 28, 2024), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at September 28, 2024), adjusted based on the Company’s public credit ratings.

The Company has entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement will mature on March 18, 2025, and the notional amount of the agreement is fixed at $200.0 million.

Covenants and Default Provisions of the Debt Agreements

As of September 28, 2024, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 28, 2024, the Company was in compliance with all debt covenants.

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

Dividends

During the first nine months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 7, 2024	$1.10	August 26, 2024	September 10, 2024
May 8, 2024	$1.10	May 28, 2024	June 11, 2024
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

August 9, 2023	$1.03	August 28, 2023	September 12, 2023
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On November 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on December 10, 2024 to stockholders of record as of the close of business on November 25, 2024.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 28, 2024, the Company had remaining authorization under the share repurchase program of $641.7 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months and fiscal nine months ended September 28, 2024 and September 30, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total number of shares repurchased	561	632	1,568	2,190
Average price paid per share	$267.12	$214.45	$259.22	$222.20
Total cost of share repurchases (a)	$151,342	$136,778	$410,431	$491,394
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

Note 8 – Income Taxes

The Company’s effective income tax rate was 22.3% in the third quarter of fiscal 2024 compared to 23.0% in the third quarter of fiscal 2023. The Company’s effective income tax rate was 22.2% in the first nine months of fiscal 2024 compared to 22.6% in the first nine months of fiscal 2023. The decrease in the effective income tax rate in the third quarter and first nine months of fiscal 2024 compared to the corresponding periods in fiscal 2023 was driven primarily by a decrease in state income taxes. The decrease in the third quarter of fiscal 2024 was also driven by an increase in federal tax credits.

Note 9 – Commitments and Contingencies

Letters of Credit

At September 28, 2024, the Company had $78.8 million in outstanding letters of credit.

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

Note 10 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and nine months ended September 28, 2024 and September 30, 2023:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Livestock, Equine & Agriculture (a)	28%	29%	28%	29%
Companion Animal (b)	25%	26%	24%	25%
Seasonal & Recreation (c)	22%	20%	24%	22%
Truck, Tool & Hardware (d)	17%	17%	16%	16%
Clothing, Gift & Décor (e)	8%	8%	8%	8%
Total	100%	100%	100%	100%
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

Note 11 – Subsequent Events

On October 24, 2024, the Company announced that it has entered into a definitive agreement to acquire Allivet, Inc., a privately held online pet pharmacy. The closing of the acquisition is conditioned on the receipt of regulatory approvals and satisfactory completion of customer closing conditions. The transaction is expected to close in Tractor Supply’s fiscal first quarter of 2025. The deal is an all-cash transaction that the Company anticipates financing through its balance sheet.

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

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	62.79	63.35	63.39	63.88
Gross profit	37.21	36.65	36.61	36.12
Selling, general and administrative expenses	24.57	24.01	23.32	22.95
Depreciation and amortization	3.27	2.65	2.94	2.66
Operating income	9.36	9.99	10.34	10.51
Interest expense, net	0.40	0.28	0.34	0.32
Income before income taxes	8.96	9.71	10.01	10.19
Income tax expense	2.00	2.24	2.22	2.30
Net income	6.96%	7.47%	7.78%	7.89%
Note: Percent of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (Third Quarter) Ended September 28, 2024 and September 30, 2023

Net sales for the third quarter of fiscal 2024 increased 1.6% to $3.47 billion from $3.41 billion for the third quarter of fiscal 2023. The increase in net sales was driven by new store openings. Comparable store sales for the third quarter of fiscal 2024 decreased 0.2%, driven by a comparable average transaction count increase of 0.3%, offset by a comparable average ticket decrease of 0.5%. Comparable store sales results reflect continued strength in big ticket categories, partially offset by declines in year-round discretionary categories. As expected, consumable, usable and edible products were modestly negative with positive unit growth offset by average unit price pressure. In the third quarter of fiscal 2023, net sales increased 4.3% and comparable store sales decreased 0.4%.

Sales from new stores were $70.1 million for the third quarter of fiscal 2024, which represented 2.0 percentage points of the 1.6% net sales increase over third quarter fiscal 2023 net sales. For the third quarter of fiscal 2023, sales from stores open less than one year were $157.5 million, which represented 4.8 percentage points of the 4.3% increase over third quarter fiscal 2022 net sales.

The following table summarizes store growth for the fiscal three months ended September 28, 2024 and September 30, 2023:

	Fiscal Three Months Ended
Store Count Information:	September 28, 2024	September 30, 2023
Tractor Supply
Beginning of period	2,254	2,181
New stores opened	16	17
Stores closed	—	—
End of period	2,270	2,198
Petsense by Tractor Supply
Beginning of period	205	192
New stores opened	—	4
Stores closed	—	(1)
End of period	205	195
Consolidated end of period	2,475	2,393
Stores relocated	1	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 28, 2024 and September 30, 2023:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 28, 2024	September 30, 2023
Livestock, Equine, & Agriculture	28%	29%
Companion Animal	25%	26%
Seasonal & Recreation	22%	20%
Truck, Tool, & Hardware	17%	17%
Clothing, Gift, & Décor	8%	8%
Total	100%	100%

Gross profit increased 3.2% to $1.29 billion for the third quarter of fiscal 2024 from $1.25 billion for the third quarter of fiscal 2023. As a percent of net sales, gross margin in the third quarter of fiscal 2024 increased 56 basis points to 37.2% from 36.7% in the third quarter of fiscal 2023. The gross margin rate increase was primarily attributable to ongoing lower transportation costs along with disciplined product cost management and the continued execution of an everyday low price strategy. These improvements in gross margin rate were partially offset by growth in big ticket categories, which have below chain-average margins.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.2% to $965.8 million for the third quarter of fiscal 2024 from $909.6 million for the third quarter of fiscal 2023. As a percent of net sales, SG&A expenses increased 119 basis points to 27.8% from 26.7% in the third quarter of fiscal 2023. The increase in SG&A as a percent of net sales was primarily attributable to planned growth investments, which included the onboarding of a new distribution center, lapping a one-time depreciation expense benefit in the prior year of $11.3 million or approximately 35 basis points, as well as modest deleverage of the Company’s fixed costs given the slight decline in comparable store sales. These factors were partially offset by a disciplined focus on productivity, cost control and modest benefits from the Company’s sale-leaseback strategy.

Operating income for the third quarter of fiscal 2024 decreased 4.8% to $324.6 million from $340.9 million in the third quarter of fiscal 2023.

The effective income tax rate was 22.3% in the third quarter of fiscal 2024 compared to 23.0% in the third quarter of fiscal 2023. The decrease in the effective income tax rate in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 was driven primarily by a decrease in state income taxes and an increase in federal tax credits.

Net income for the third quarter of fiscal 2024 decreased 5.3% to $241.5 million, or $2.24 per diluted share, as compared to net income of $255.0 million, or $2.33 per diluted share, for the third quarter of fiscal 2023.
During the third quarter of fiscal 2024, we repurchased approximately 0.6 million shares of the Company’s common stock at a total cost of $149.8 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $117.8 million, returning $267.6 million to our stockholders.

Fiscal Nine Months Ended September 28, 2024 and September 30, 2023

Net sales for the first nine months of fiscal 2024 increased 2.0% to $11.11 billion from $10.90 billion for the first nine months of fiscal 2023. The increase in net sales was driven by growth in new store sales which increased 2.0%. Comparable store sales for the first nine months of fiscal 2024 were flat. The comparable store sales results for the first nine months of fiscal 2024 included an increase in comparable average transaction count of 0.3%, partially offset by a decrease in comparable average transaction value of 0.2%. In the first nine months of fiscal 2023, net sales increased 6.8% and comparable store sales increased 1.5%.

Sales from new stores were $219.1 million for the first nine months of fiscal 2024, which represented 2.0 percentage points of the 2.0% net sales increase over the first nine months of fiscal 2023 net sales. For the first nine months of fiscal 2023, sales from stores open less than one year were $498.2 million, which represented 4.9 percentage points of the 6.8% increase over the first nine months of fiscal 2022 net sales.

The following table summarizes store growth for the fiscal nine months ended September 28, 2024 and September 30, 2023:

	Fiscal Nine Months Ended
Store Count Information:	September 28, 2024	September 30, 2023
Tractor Supply
Beginning of period	2,216	2,147
New stores opened	54	51
Stores closed	—	—
End of period	2,270	2,198
Petsense by Tractor Supply
Beginning of period	198	186
New stores opened	7	10
Stores closed	—	(1)
End of period	205	195
Consolidated, end of period	2,475	2,393
Stores relocated	4	5

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 28, 2024 and September 30, 2023:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 28, 2024	September 30, 2023
Livestock, Equine, & Agriculture	28%	29%
Companion Animal	24%	25%
Seasonal & Recreation	24%	22%
Truck, Tool, & Hardware	16%	16%
Clothing, Gift, & Décor	8%	8%
Total	100%	100%

Gross profit increased 3.3% to $4.07 billion for the first nine months of fiscal 2024 from $3.94 billion for the first nine months of fiscal 2023. As a percent of net sales, gross margin in the first nine months of fiscal 2024 increased 49 basis points to 36.6% from 36.1% in the first nine months of fiscal 2023. The gross margin rate increase was primarily attributable to lower transportation costs and disciplined product cost management. Additionally, gross margin continued to benefit from the Company’s ongoing execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 4.6% to $2.92 billion for the first nine months of fiscal 2024 from $2.79 billion for the first nine months of fiscal 2023. As a percent of net sales, SG&A expenses increased 65 basis points to 26.3% for the first nine months of fiscal 2024 from 25.6% for the first nine months of fiscal 2023. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization. A modest deleverage of fixed costs given the level of comparable sales growth and start-up costs associated with the opening of a new distribution center also contributed to the increase in SG&A as a percent of net sales. These factors were partially offset by a disciplined focus on productivity, cost control and modest benefits from the Company’s sale-leaseback strategy.

Operating income for the first nine months of fiscal 2024 increased 0.4% to $1.15 billion compared to $1.14 billion in the first nine months of fiscal 2023.

The effective income tax rate was 22.2% in the first nine months of fiscal 2024 compared to 22.6% in the first nine months of fiscal 2023. The decrease in the effective income tax rate in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was driven primarily by a decrease in state income taxes.

Net income for the first nine months of fiscal 2024 increased 0.6% to $864.8 million, or $8.00 per diluted share, as compared to net income of $859.3 million, or $7.81 per diluted share, for the first nine months of fiscal 2023.

During the first nine months of fiscal 2024, we repurchased approximately 1.6 million shares of the Company’s common stock at a total cost of $406.4 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $355.2 million, returning $761.6 million to our stockholders.

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

We plan to continue to leverage our sale-leaseback program on both existing owned stores and future new store openings in order to help fund our planned owned store development over the next several years.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 28, 2024	December 30, 2023	September 30, 2023
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	300.0	200.0	200.0
Total outstanding borrowings	1,850.0	1,750.0	1,750.0
Less: unamortized debt discounts and issuance costs	(18.8)	(21.0)	(21.7)
Total debt	1,831.2	1,729.0	1,728.3
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,831.2	$1,729.0	$1,728.3

Outstanding letters of credit	$78.8	$58.3	$58.2
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

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $903.6 million and $937.9 million in the first nine months of fiscal 2024 and fiscal 2023, respectively.  The $34.3 million decrease in net cash provided by operating activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023	Variance
Net income	$864.8	$859.3	$5.5
Depreciation and amortization	327.1	289.8	37.3
Gain on disposal of property and equipment	(38.8)	(27.5)	(11.3)
Share-based compensation expense	35.1	45.2	(10.1)
Deferred income taxes	(21.2)	8.1	(29.3)
Inventories and accounts payable	(266.7)	(134.0)	(132.7)
Prepaid expenses and other current assets	9.1	(28.6)	37.7
Accrued expenses	(38.6)	(126.8)	88.2
Income taxes	(11.9)	24.2	(36.1)
Other, net	44.7	28.2	16.5
Net cash provided by operating activities	$903.6	$937.9	$(34.3)
Note: Amounts may not sum to totals due to rounding.

The $34.3 million decrease in net cash provided by operating activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 was primarily driven by the increase in inventories and accounts payable due to overall Company growth, investments in both consumable, usable and edible products and big ticket inventory categories, and timing of accounts payable. This decrease was partially offset by changes in accrued expenses from timing of payments.

Cash Flows Used in Investing Activities

Investing activities used net cash of $460.1 million and $454.6 million in the first nine months of fiscal 2024 and fiscal 2023, respectively. The $5.5 million increase in net cash used in investing activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 is due to changes in the following investing activities (in millions):

	Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023	Variance
Existing stores	$(209.8)	$(246.2)	$36.4
New stores, relocated stores and stores not yet opened	(178.8)	(72.3)	(106.5)
Information technology	(95.8)	(86.4)	(9.4)
Distribution center capacity and improvements	(45.2)	(120.4)	75.2
Corporate and other	(8.4)	(1.4)	(7.0)
Total capital expenditures	(538.0)	(526.7)	(11.3)
Proceeds from sale of property and equipment	77.9	57.8	20.1
Proceeds from Orscheln acquisition net working capital settlement	—	4.3	(4.3)
Proceeds from sale of Orscheln corporate headquarters and distribution center	—	10.0	(10.0)
Net cash used in investing activities	$(460.1)	$(454.6)	$(5.5)
Note: Amounts may not sum to totals due to rounding.

The decrease in spending for existing stores in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 primarily reflects the ongoing completion of Orscheln store remodels throughout fiscal 2023. Adjusting for the completion of Orscheln store remodels, existing store capital spend reflects a continued commitment to strategic initiatives related to existing store remodels. This includes internal space productivity and side lot garden center transformations.

The increase in spending for new stores, relocated stores and stores not yet opened in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 is primarily attributable to increased capital outlay associated with our owned store development program. This program began in the third quarter of fiscal 2023.

The increase in spending for information technology in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 is attributable to continued support for improvements in mobility in our stores, our digital initiatives, increased security and compliance, and other strategic initiatives.

The decrease in spending for distribution center capacity and improvements in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 primarily reflects a reduction in distribution center construction projects. The first nine months of fiscal 2023 reflect construction costs associated with both the Navarre, Ohio distribution center, which opened during the first quarter of fiscal 2023, and the Maumelle, Arkansas distribution center, which opened during the second quarter of fiscal 2024. The first nine months of fiscal 2024 solely reflect construction costs associated with the Maumelle, Arkansas distribution center.
The increase in spending for corporate in the first nine months of fiscal 2024 as compared to the first nine months of fiscal 2023 is primarily attributable to an increase in spending on information technology projects at the Store Support Center related to supporting store efficiency initiatives.

In the first nine months of fiscal 2024, the Company opened 54 new Tractor Supply stores compared to 51 new Tractor Supply stores during the first nine months of fiscal 2023.

Our projected capital expenditures for fiscal 2024 are currently estimated to be in the range of $625.0 million to $700.0 million, net of proceeds from the sale of existing Company-owned stores as part of our sale-leaseback strategy. The capital expenditures include plans to open a total of approximately 80 new Tractor Supply stores, continue Project Fusion remodels and garden center transformations, and open a total of 10 to 15 new Petsense by Tractor Supply stores.

Cash Flows Used in Financing Activities

Financing activities used net cash of $654.3 million and $264.1 million in the first nine months of fiscal 2024 and fiscal 2023, respectively. The $390.2 million increase in net cash used in financing activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023	Variance
Net borrowings and repayments under debt facilities	$100.0	$572.0	$(472.0)
Repurchase of common stock	(406.7)	(480.4)	73.7
Cash dividends paid to stockholders	(355.2)	(338.2)	(17.0)
Net proceeds from issuance of common stock	32.5	19.9	12.6
Other, net	(24.9)	(37.4)	12.5
Net cash used in financing activities	$(654.3)	$(264.1)	$(390.2)
Note: Amounts may not sum to totals due to rounding.

The $390.2 million increase in net cash used in financing activities in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 is primarily due to the reduced borrowing activity in the current period, partially offset by a decrease in the repurchase of common stock as compared to prior period.

Dividends

During the first nine months of fiscal 2024 and fiscal 2023, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 7, 2024	$1.10	August 26, 2024	September 10, 2024
May 8, 2024	$1.10	May 28, 2024	June 11, 2024
February 5, 2024	$1.10	February 26, 2024	March 12, 2024

August 9, 2023	$1.03	August 28, 2023	September 12, 2023
May 10, 2023	$1.03	May 30, 2023	June 13, 2023
February 8, 2023	$1.03	February 27, 2023	March 14, 2023

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

On November 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $1.10 per share of the Company’s outstanding common stock. The dividend will be paid on December 10, 2024 to stockholders of record as of the close of business on November 25, 2024.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The total authorized amount of the program, which has been increased from time to time, is currently $6.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 28, 2024, the Company had remaining authorization under the share repurchase program of $641.7 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and nine months ended September 28, 2024 and September 30, 2023, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total number of shares repurchased	561	632	1,568	2,190
Average price paid per share	$267.12	$214.45	$259.22	$222.20
Total cost of share repurchases (a)	$151,342	$136,778	$410,431	$491,394
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2023 Form 10-K. As of September 28, 2024, there has been no other material change in the information disclosed in the 2023 Form 10-K.

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

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 28, 2024, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2023 Form 10-K for the fiscal year ended December 30, 2023. As of September 28, 2024, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 28, 2024.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2024, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2024 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
June 30, 2024 - July 27, 2024	(a)	193,647	$265.07	193,647	$740,156,863
July 28, 2024 - August 24, 2024	(a)	174,350	260.04	171,022	695,663,309
August 25, 2024 - September 28, 2024	(a)	196,217	275.24	196,135	641,682,459
Total		564,214	$267.05	560,804	$641,682,459

(a) The number of shares purchased and average price paid per share includes 0, 3,328, and 82 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of June 30, 2024 - July 27, 2024, July 28, 2024 - August 24, 2024, and August 25, 2024 - September 28, 2024, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the Company’s three fiscal months ended September 28, 2024, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Amendment to By-laws

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On November 7, 2024, the board of directors of Tractor Supply Company amended the Sixth Amended and Restated By-laws for the Company (the “By-laws”), effective immediately, to adopt new Article XIII providing that, unless the Company consents to an alternative forum, the Delaware Court of Chancery (or other state court in Delaware, in the event the Court of Chancery lacked jurisdiction) would be the sole and exclusive forum for (1) any derivative litigation brought on behalf of the Company, (2) any action asserting breach of fiduciary duty against directors or officers or other employees of the Company, (3) any action against the Company or its officers or directors or other employees arising under the Delaware General Corporation Law or the Company’s By-Laws or Certificate of Incorporation, (4) any action otherwise related to the “internal affairs” of the Company, and (5) any action asserting an “internal corporate claim” as that term is defined in the Delaware General Corporation Law, and the federal district courts of the United States would be the sole and exclusive forum for any claims under the Securities Act of 1933 related to any offering of the Company’s securities; and making certain other conforming, technical, and administrative changes.

The foregoing description of the By-laws and the amendments contained therein does not purport to be complete and is qualified in its entirety by reference to the Seventh Amended and Restated By-laws, which are filed herewith as Exhibit 3.1, and as Exhibit 3.2 in redline form showing the changes described above, and incorporated herein by reference.

Item 6.  Exhibits

Exhibit

3.1*    Seventh Amended and Restated By-laws of Tractor Supply Company

3.2*    Seventh Amended and Restated By-laws of Tractor Supply Company, marked to show amendments effective as of November 7, 2024

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 7, 2024	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

