Form 10-K
period 2024-12-28
TRACTOR SUPPLY CO /DE/
filed 2025-02-20
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.7 billion.  For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 25, 2025
Common Stock, $.008 par value	531,548,314
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 28, 2024, we operated 2,502 retail stores in 49 states (2,296 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space (“Side Lot” or “Garden Centers”), and our Petsense by Tractor Supply stores have approximately 5,500 square feet of inside selling space. Our online selling websites and our mobile application offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere and in any way they choose.

Business Strategy for Tractor Supply Company

We believe our sales and earnings growth is the result of executing our multi-year strategy, which includes the following key components:

Target Market

We are dedicated to fulfilling the lifestyle needs of recreational farmers, ranchers, homesteaders, animal and pet owners, and all those who enjoy living the rural lifestyle. Our distinct approach differentiates us from other retailers by concentrating our product assortment on these core customers. We provide a convenient shopping experience both in-store and online, focusing on needs-based, demand-driven product categories. Serving the rural lifestyle market, we act as a trip consolidator for numerous basic maintenance requirements of farm, ranch, and rural customers.

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

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle.  Our product assortment is tailored to meet the needs of our customers in various geographic markets.  Our full line of product offerings includes a broad selection of high quality, reputable brand name and exclusive brand products with approximately 17,000 to 27,000 products per store as well as over 325,000 products online.  No single product accounted for more than 10% of our sales during fiscal 2024. Our comprehensive selection of merchandise is comprised of the following major product categories:

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

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2024, 2023, and 2022:

	Percent of Net Sales
	Fiscal Year
Product Category:	2024	2023	2022
Livestock, Equine & Agriculture	26%	27%	28%
Companion Animal	25	25	23
Seasonal & Recreation	23	22	22
Truck, Tool, & Hardware	16	16	16
Clothing, Gift, & Décor	10	10	11
Total	100%	100%	100%

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

Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship.  Our business is not dependent upon any single vendor or particular group of vendors.  We purchase our products from a group of over 1,000 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2024.  Approximately 400 core vendors accounted for 90% of our merchandise purchases during fiscal 2024. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products to meet customer demands despite the global supply chain disruptions and delays. We believe that adequate sources of supply exist, but they may cost more or require us to incur higher transportation costs.

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

Intellectual Property

Our subsidiary, Tractor Supply Co. of Texas, LP (“TSCT”), owns registrations with the U.S. Patent and Trademark Office (“USPTO”) for various service marks including TSC®, Tractor Supply Co.®, TSC Tractor Supply Co.®, Petsense by Tractor Supply®, and the trapezium design for retail services. We consider these service marks, and the accompanying goodwill and name recognition, to be valuable assets of our business. TSCT also owns several other service marks for retail services, some of which have been registered with the USPTO and some of which are the subject of applications for registration pending before the USPTO.

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

Our exclusive brands represented approximately 29%, 29%, and 30% of our total sales in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Our exclusive brands include:

4health® (pet foods and supplies)	Paws & Claws® (pet foods and supplies)
American Farmworks® (livestock, farm and ranch	Producer’s Pride® (livestock and horse feed and supplies)
equipment)
Bit & Bridle® (apparel and footwear)	Red Shed® (gifts, collectibles, and outdoor furniture)
Blue Mountain® (apparel)	Redstone® (heating products)
C.E. Schmidt® (apparel and footwear)	Retriever® (pet foods and supplies)
Country Lane® (grooming preparations, animal	Ridgecut® (apparel)
feed and feed supplements)
Countyline® (livestock, farm and ranch equipment)	Royal Wing® (bird feed and supplies)
Country Tuff® (lubricants, fluids and oil treatments)	Strive® (pet foods)
Dumor® (livestock and horse feed and supplies)	Traveller® (truck and automotive products)
Farm Table® (pet food and treats)	Treeline® (hunting gear and accessories)
Groundwork® (lawn and garden supplies)	TSC Tractor Supply Co® (trailers, truck tool boxes and
animal bedding)
Huskee® (outdoor power equipment)	Untamed® (pet foods)
JobSmart® (tools)	Impeckables® (poultry feed, poultry kits and egg
incubators)

The exclusive brands identified above have been registered as trademarks with the USPTO for certain products and some are the subject of additional applications for registration pending before the USPTO for other products.

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (both United States and foreign) have expiration dates ranging from April 5, 2027 to November 3, 2043 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2024, our Tractor Supply stores received approximately 81% of merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their “Out Here” lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Arkansas, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Ohio and Texas represent a total distribution center capacity of approximately 7.8 million square feet. We also use third-party operated import centers, mixing centers and pop-up distribution facilities which provide additional distribution capacity. On May 14, 2024, the Company opened its tenth and largest distribution center located in Maumelle, Arkansas, which expanded the distribution center capacity by approximately 1.2 million square feet.

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

Marketing

Leveraging our value-driving offerings from our Neighbor’s Club loyalty program, we utilize an “everyday low price” philosophy to consistently offer our products at competitive prices complemented by limited and strategically planned promotions throughout the year. To drive store traffic, build brand consideration, and position ourselves as a destination retailer, we promote a broad selection of merchandise and our “Life Out Here” brand messaging through digital and social media initiatives, targeted digital video (connected TV and streaming programming), and e-mail.  In addition, our Neighbor’s Club loyalty program continues to drive strong customer count growth and enhances our ability to engage with our customers, recognize and reward our best customers, drive desired purchase behaviors, and create brand advocacy. Vendors frequently support these specific programs by offering temporary cost reductions, additional funding, and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, support for in-store events, point-of-purchase materials for customer education, and product knowledge for our team members.

Digital

Ensuring that our customers can engage with us in the most convenient manner for them whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our goal is to be available anytime, anywhere, and in any way our customers choose to engage with our brand. We provide our customers the opportunity to shop in a manner that fits their lifestyle and is most convenient for them. Our focus is on delivering a comprehensive, easy shopping experience, offering the conveniences our customers want and expect by driving a personalized experience by leveraging our Neighbor’s Club Loyalty program. We offer buy online, pickup in-store, and curbside pickup, which provide convenient access for customers to pick up merchandise from our store locations. Additionally, our online experience offers an expansive product assortment including a direct to consumer assortment. This allows us to extend our aisles beyond our store locations and provides convenient and useful content that is relevant to our customers’ lifestyle. We provide our customers the ability to have products shipped directly to our retail store locations or delivered to their homes or offices. For select products, we offer same day delivery. We use our distribution facility network as well as our stores to support our e-commerce activities. Our digital commerce (“Digital”) capabilities have further enhanced our in-store shopping experience, allowing us to engage with our customers more effectively, and expanded our target markets outside of our current retail store locations.

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

Petsense by Tractor Supply

Petsense by Tractor Supply is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 28, 2024, we operated a total of 206 Petsense by Tractor Supply stores in 23 states, and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Human Capital

We believe that our team members are the foundation of our business and that their hard work, passion, commitment, and experience drive our success. As a result of our commitment to our team members, we have been recognized by the Great Place to Work Institute as a “Great Place to Work-Certified” company for five consecutive years. Additionally, we earned a spot on both the Nashville Business Journal's Best Places to Work (2023) and The Tennessean's Top Workplaces in Middle Tennessee (2023) lists, as well as national lists including Fortune’s Best Workplaces in Retail (2023), Newsweek’s America's Greatest Workplaces (2023), and Forbes’ America's Best Large Employers (2023). Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 28, 2024, we employed approximately 26,000 full-time and 26,000 part-time Tractor Supply and Petsense by Tractor Supply team members and use contractors on an as-needed basis. We typically employ additional part-time team members throughout the year during high sales volume periods. We are not party to any collective bargaining agreements.

Eligible team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon individual, team, and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We offer health insurance for which we share a significant portion of the cost of premiums. We additionally provide our eligible team members with a tuition reimbursement program, paid time off and a six-week parental leave policy for new parents. Our team members also receive a discount on merchandise purchased from the Company.

We encourage a promote-from-within environment when internal resources permit. We also provide internal leadership development programs designed to prepare our high-potential team members for greater responsibility. Our current team of district managers and store managers has an average tenure of approximately ten and seven years, respectively. We believe internal promotions, coupled with the hiring of individuals with previous retail experience, provide the management structure necessary to support our long-term strategic growth initiatives.

Store Team Member Learning & Development

We seek to hire store team members who live and appreciate the “Out Here” lifestyle, including recreational farmers, ranchers, homesteaders, animal and pet owners, and all those who enjoy living the rural lifestyle. We endeavor to staff our stores with courteous, highly motivated team members and devote considerable resources to training store team members, often in cooperation with our vendors. Our learning & development programs include:

•A thorough on-boarding process to prepare new team members for their new role;
•Productive workplace environment training that is intended to educate team members on Company policies and procedures covering topics such as harassment, discrimination, and retaliation
•New store opening training that prepares our store managers to open new stores to Company standards;
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

Workplace Health and Safety

At Tractor Supply, maintaining a healthy, safe environment for our team members and customers is embedded in our mission and values. Team members are empowered to do the “right thing” and encourage the same of others. We are committed to driving a culture of safety for our team members, customers and communities through role-based training specific to Tractor Supply’s operations, the use of technology to deliver training, and an attitude of continual improvement.

Respectful Workplace Initiatives

At Tractor Supply, we foster a safe, dynamic and productive work environment free of discrimination, harassment and retaliation, supported by our Mission and Values, where everyone is treated with respect and which fosters different perspectives, ideas and innovative thinking. Our Mission and Values have been the foundation of our culture for more than 85 years. All of our team members and customers are highly valued, and we place high importance on considering different viewpoints and caring for and supporting one another.

Growth Strategy

Tractor Supply believes we can grow our business by being an integral part of our customers’ lives as the dependable supplier of “Out Here” lifestyle solutions, creating customer loyalty through personalized experiences, our Neighbor's Club loyalty program and providing convenience that our customers expect at anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our Digital capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

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

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 12.2%. We plan to open approximately 90 new Tractor Supply and approximately 10 new Petsense by Tractor Supply stores in fiscal 2025, a selling square footage increase of approximately 4%. In fiscal 2024, we opened 80 new Tractor Supply stores and 11 new Petsense by Tractor Supply stores. In fiscal 2023, we opened 70 new Tractor Supply stores and 13 new Petsense by Tractor Supply stores. This represents a selling square footage increase of approximately 2% during fiscal 2024 and 3% during fiscal 2023.

At December 28, 2024, we operated 2,502 retail stores in 49 states (2,296 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores). Given the size of the communities that we target, we believe there is ample opportunity for new store growth in many existing and new markets. We believe we have developed a proven method for selecting store sites and have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

Approximately 61% of our stores are in freestanding buildings and 39% are located in shopping centers. We lease approximately 96% of our stores and own the remaining 4%.

In addition to new store expansion, we will continue to support our strategic growth through expansion of our distribution network and initiatives including, among others, space productivity and Side Lot improvements to include Garden Centers in certain existing stores as well as continued improvements in technology and infrastructure at our existing stores, and ongoing investments to enhance our Digital capabilities to better serve our customers.

Competition

We operate in a competitive retail industry. We believe the principal competitive factors include location of stores, fulfillment options, price, quality of merchandise, in-stock inventory consistency, merchandise assortment and presentation, product knowledge, and customer service. We compete with general merchandise retailers, home center retailers, pet retailers, specialty and discount retailers, independently owned retail farm and ranch stores, numerous privately-held regional farm store chains and farm cooperatives, as well as internet-based retailers.  However, we believe we successfully differentiate ourselves from many of these retailers by focusing on our specialized market niche for customers living the rural lifestyle. See further discussion of competition in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and duration of these conditions. See further discussion in Item 1A. “Risk Factors — Weather and Climate Risks” of this Annual Report on Form 10-K. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends.

Stewardship and Compliance with Environmental Matters

Our operations are subject to numerous federal, state, and local environmental laws and regulations, enacted or adopted to protect the environment. We are committed to complying with all applicable environmental laws and regulations. We are also committed to becoming a more environmentally sustainable company, including through promoting land and water conservation efforts. This commitment is demonstrated through our Stewardship Program, which is comprised of environmental and sustainability-related initiatives designed to lessen our environmental footprint. These include the installation of energy management systems, LED lighting conversion, high efficiency heating/air conditioning systems; recycling programs in our stores, distribution centers and Store Support Center; and the installation of rooftop solar arrays at the Store Support Center in Brentwood, Tennessee, our Tractor Supply store in Hendersonville, Tennessee and our newest distribution centers in Navarre, Ohio and Maumelle, Arkansas.

We continue to invest in sustainable buildings with the design, construction and operation of facilities that meet LEED (Leadership in Energy and Environmental Design) standards. Our Store Support Center and distribution centers in Casa

Grande, Arizona, and Frankfort, New York are all LEED Silver certified. Our Navarre, Ohio distribution center is the first Tractor Supply facility LEED Gold certified, and we expect our Maumelle, Arkansas distribution center to receive LEED Gold certification in 2025. The facilities each feature a rooftop solar array consisting of more than 10,000 solar panels that will produce five megawatts of electricity per year, which is enough energy to power the electricity needs of the building as well as electric fork trucks powered by lithium-ion batteries to move inventory within the facility.

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

In 2021, we set decarbonization goals meant to reduce absolute emissions from our operational footprint. In the fourth quarter of 2023, we submitted our letter of commitment to the Science Based Targets Initiative (“SBTi”), outlining our intent to set a science-based target for climate goals. We have until the fall of 2025 to submit our proposed targets for validation. We will use the time to define our targets, develop decarbonization roadmaps, and create financial models to assess the effort needed to achieve these SBTs. These factors will guide our next steps.

In mid-2024, we made the decision to retire our 2021 GHG emissions reduction goals and focus on land and water initiatives as we thoughtfully analyze a science-based climate goal under SBTi. Understanding we have a responsibility to be respectful of the resources we consume, we are focused on making our operations as efficient as possible. We continually look for opportunities to drive efficiency by systematically replacing aging HVAC units, updating old fluorescent lighting with LED lighting, investing renewable energy sources like solar and wind and strategically purchasing renewable energy credits. Our commitment to publicly disclose our climate-related data remains strong. The company discloses information regarding Scope 1, Scope 2 and Scope 3 emissions, including disclosure of Scope 3 emissions by category as presented in our 2023 TCFD (Task Force on Climate-Related Financial Disclosures) Report, which can be found on our website (TractorSupply.com).

In addition, we announced an ambitious three-year goal in April of 2022 to conserve 25 million gallons of water by 2025. Through operational improvements and partnerships with Ducks Unlimited and Trout Unlimited, we have already begun to make significant progress towards achieving our goal. These partnerships are designed to make a positive impact on nature by supporting work to restore sensitive habitats that are so important to Life Out Here. These commitments to climate and society reinforce Tractor Supply’s vision that a healthy environment, properly managed resources, and vibrant communities are all key for a secure and prosperous future.

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2025.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	50
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	53
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	52
John P. Ordus	Executive Vice President – Chief Stores Officer	49
J. Seth Estep	Executive Vice President – Chief Merchandising Officer	45
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	50
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	47
Noni L. Ellison	Senior Vice President – General Counsel and Corporate Secretary	53
Kimberley S. Gardiner	Senior Vice President – Chief Marketing Officer	56
Matthew L. Rubin	Senior Vice President and General Manager of Petsense by Tractor Supply	45

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

Kurt D. Barton has served as Executive Vice President – Chief Financial Officer and Treasurer since February 2019, after having served as the Company’s Senior Vice President – Chief Financial Officer and Treasurer since March 2017. Prior to that time, Mr. Barton served as Senior Vice President – Controller of the Company since February 2016.  Mr. Barton previously served as Vice President – Controller of the Company from February 2009, after having served as the Company's Director, Internal Audit from July 2002 to February 2009. Mr. Barton has served in various other leadership roles in accounting since he joined the Company in 1999. Mr. Barton, a Certified Public Accountant, began his career in public accounting in 1993, spending six years at Ernst & Young, LLP. Since October 2024, Mr. Barton has served as a director of KeHE Distributors, LLC.

Robert D. Mills has served as Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer since August 2018, prior to which he served as the Company's Senior Vice President – Chief Information Officer since February 2014. Mr. Mills previously served as Chief Information Officer for Ulta Beauty, Inc. from October 2011 until he joined the Company. From 2005 to 2011, Mr. Mills was Vice President, Chief Information Officer for the online business unit at Sears Holdings Corporation where he began as an Information Technology Customer Relationship Leader in 2001. Prior to 2001, Mr. Mills held roles at The Allstate Corporation, Rockwell International, Telecommunications Division, and Household Finance Corporation. Since March 2018, Mr. Mills has served as a director of B&G Foods, Inc. Mr. Mills also serves as an Independent Director of OneSight and is a former Chairman for the NRG CIO Council.

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

J. Seth Estep has served as Executive Vice President – Chief Merchandising Officer since February 2020, after having served as the Company's Senior Vice President, General Merchandising since April 2017. Prior to that time, Mr. Estep served the Company as a Vice President, Divisional Merchandise Manager from February 2014. Mr. Estep also previously served in various other leadership roles in merchandising since he re-joined the Company in January 2008. Since October 2023, Mr. Estep has served as a director at Leslie’s, Inc.

Melissa D. Kersey has served as Executive Vice President – Chief Human Resources Officer since July 2020. Ms. Kersey was previously Senior Vice President and Chief People Officer for McDonald's USA, LLC from 2017 until July 2020. Ms. Kersey also previously held a number of executive level roles with Walmart Inc. (previously Wal-Mart Stores, Inc.) from 2008 to 2017, including Senior Vice President of Global Human Resource Transformation and People Services, Senior Vice President and Chief Human Resources Officer for U.S. Stores, and Senior Vice President of Learning and Human Resources Strategy. Prior to that time, Ms. Kersey spent eight years with Alltel Wireless and four years with the Target Corporation in Operations, Distribution, Human Resources and Technology roles. Since May 2023, Ms. Kersey has served as a director at Floor & Décor Holdings, Inc.

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

Matthew L. Rubin has served as Senior Vice President and General Manager of Petsense by Tractor Supply since February 2021. Mr. Rubin previously served as Senior Vice President of Business Development & Growth at The Michaels Stores, Inc. from October 2018 until January 2021. Mr. Rubin was previously an executive in Accenture plc's North America Retail Practice from April 2015 to October 2018. Before April 2015, Mr. Rubin was a Partner at Consolidated Venture Partners & Consolidated Marketing and a Co-Founder & Finance Partner at OnTrend Products. Mr. Rubin also previously served as Vice President of Specialty Business Operations at BJ’s Wholesale Club Holding, Inc. Mr. Rubin began his career at Office Depot, Inc. where he had multiple merchandising and strategic project leadership roles of increasing responsibility.

Additional Information

We file reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. We are an electronic filer and the SEC maintains a website at sec.gov that contains the reports, proxy and information statements, and other information we file.

We make available, free of charge through our website, TractorSupply.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Our success depends in part on the value and strength of the Tractor Supply name, including our exclusive brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, whether or not based on fact. Any failure to comply or accusation of our failure to comply with data privacy, environmental, ethical, labor, product, social, and other regulatory and industry standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. We have been, and in the future may be, subject to criticism in the media and on social media regarding our company and management, as well as our stewardship strategies and changes in those strategies, which may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. Widespread dissemination of such criticism at times has impacted our relationships with our customers and investors, and may do so in the future. Further, adverse publicity about our merchandise products or company, whether valid or not, may discourage customers from buying the products we offer. Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Any of these events could result in decreased revenue or otherwise adversely affect our business.

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

Failure to provide a compelling online presence; to timely identify or respond to changing consumer preferences, expectations and home improvement needs; to maintain appropriate inventory; to provide quick and low-price or free delivery alternatives and convenient pickup options; to differentiate the customer experience for our primary customer groups; to effectively implement an increasingly localized merchandising assortment; and to ensure we have the correct processes and framework to monitor other necessary changes so we may continue to respond in a timely manner could adversely affect our relationship with customers, the demand for our products and services, and our market share.

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

We may, from time to time, acquire businesses we believe to be complementary to our business, such as the acquisition of Allivet, Inc. (“Allivet”) in December 2024. The success of an acquisition is based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration, and other factors relating to the target business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate an organization that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial condition and results of operations. Also, while we employ several different methodologies to assess potential business opportunities, acquired businesses may not achieve desired profitability objectives or other expectations, causing lower than expected earnings and cash flows which could adversely affect our financial performance and subsequently require impairment of long-lived assets, goodwill and other intangible assets.

Weather and Climate Risks

Unseasonal and extreme weather conditions, natural disasters, and climate change may have a significant impact on our financial condition and results of operations.

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

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes, including the risk of diverging regulatory requirements in different jurisdictions) are expected to be widespread and unpredictable. These changes over time could affect, for example, consumer behavior and preferences, the availability and cost of certain consumer products and commodities, and energy (including utilities), which, in turn, may impact our ability to procure certain goods or services required for the operation of our business at the quantities and levels we or our customers require.

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

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores and to our customers in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Although we believe that our operations are efficient, disruptions due to extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, fires and droughts have at times resulted and may in the future result in delays in the transportation and delivery of merchandise to our distribution centers, our stores, or our customers. Significant disruptions or delays in our distribution and transportation network could adversely affect sales and the satisfaction of our customers which could have a material adverse impact on our financial condition and results of operations.

We may be adversely affected by legal, regulatory or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. and elsewhere to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. We may also be subject to additional and more complex reporting requirements in the future. For example, the State of California recently amended the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. The SEC adopted climate change disclosure rules that have been stayed pending completion of judicial review. If enacted, the disclosure rules could significantly increase compliance burdens and associated regulatory costs and complexity. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. In addition, regulatory uncertainty, changes in applicable rules and regulations, and regulations in different jurisdictions that may conflict with each other may make compliance more costly or difficult to achieve. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows. Additionally, we could suffer adverse reputational impacts if we are not able to respond to any new regulatory or market changes in a timely fashion, on the same timeline as our peers, or at all.

Our investors, other stakeholders, and regulators may not be satisfied with our ESG efforts including DE&I.

In July 2024, we announced a change in our goals relating to our carbon emissions goals and DE&I efforts. Our stakeholders may not be satisfied with our efforts or the changes in our goals, which could adversely affect public perception of our business, team member morale, customer or stockholder support as well as business and/or financial performance. For example, certain of our investors, as well as shareholder advocates, are placing an emphasis on how corporations address ESG including DE&I issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. Additionally, certain stock indices consider ESG factors in determining which companies qualify for inclusion. If our investors, shareholder advocates, or indices in which we are included react negatively to the changes in our goals, it could have a negative impact on our stock price. Future changes to our ESG goals and strategies may further adversely impact our relationship with our team members, customers, stockholders, and other stakeholders, which could result in a reduction in sales, a negative impact on our stock price, and erosion of stockholder trust. In addition, we may be subject to regulatory scrutiny, including potential enforcement action, if any of our regulators has a negative reaction to the changes in our goals or perceives our goals to conflict with regulatory requirements.

Macroeconomic Risks

General economic conditions may adversely affect our financial performance.

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, uncertainty, instability or changes in business or political conditions, social and political causes and movements, including government shutdowns, changes in interest rates, inflation/deflation, higher tax rates, higher fuel and energy costs, higher labor and healthcare costs, the impact of natural disasters or acts of terrorism, general health epidemics or pandemics, and other matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

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

The products we sell are sourced from a variety of domestic and international vendors.  We have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against certain liabilities and costs.  Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers.  Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones.  This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, global health, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution, including the imposition of higher tariffs or other changes in trade policies. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

While the Company selects these third-party vendors carefully, it does not control their actions or the components or manufacture of their products. Any problems caused by these third-parties, or issues associated with their products or workforce, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber-attacks or security breaches at a vendor could subject the Company to litigation and adversely affect the Company’s ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

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

The political landscape in the U.S. contains uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported products or retaliatory actions by countries affected by changes in U.S. tax and trade policies, could have a material adverse effect on our business, results of operations, and financial condition.

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

Through our enterprise risk management, we continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail selling prices. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products to meet increased customer demand for certain products, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business. While we believe there are adequate reserve quantities and alternative suppliers available, shortages or interruptions in the receipt or supply of products caused by unanticipated demand, such as occurred during the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of supplies, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center team members, could adversely affect the availability, quality and cost of products, and our operating results.

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

Technology, Data Security, Cybersecurity, Business Continuity and Disaster Recovery Risks

Any failure to maintain the security of the information relating to our business, customers, team members, and vendors that we hold, whether as a result of cybersecurity attacks or otherwise, could damage our reputation with customers, team members, and vendors. Such a failure could also cause us to incur substantial additional costs and to become subject to litigation, and could materially affect our results of operations, financial condition, and liquidity.

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

Through our continued information technology enhancements, including the use of artificial intelligence, we believe we are able to provide an improved overall shopping environment and a Digital experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com and Petsense.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Digital retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Digital retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. Disruptions, failures, or other performance issues with these customer-facing technology systems, including any artificial intelligence or machine learning systems we use now or may use in the future, could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

In addition, our competitive position could be adversely affected if our competitors adopt, implement, or scale the use of emerging technologies before we are able to successfully do so.

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

As of December 28, 2024, our total outstanding consolidated debt was approximately $1.83 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Our credit agreement governing our senior credit facilities and our note purchase and private shelf agreement governing our senior unsecured notes due August 14, 2029 (the “3.70% Senior Notes”) each contain financial, operative and other restrictive covenants in addition to the restrictive covenants contained in the indentures governing our 1.75% Senior Notes and 5.25% Senior Notes (as defined in the Notes to the Consolidated Financial Statements). Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, which would have a material adverse effect on our financial condition. In addition, upon certain events constituting a change of control, as that term is defined in the indenture for our 1.75% Senior Notes, 5.25% Senior Notes, and in our note purchase and private shelf agreement for our 3.70% Senior Notes, we are required to make an offer in cash to repurchase all or any part of each holder's 1.75% Senior Notes as well as 5.25% Senior Notes at a repurchase price equal to 101% of the principal thereof, plus accrued interest, and to prepay all of each holder’s 3.70% Senior Notes at a prepayment price equal to 100% of the principal thereof, plus accrued interest. Sufficient funds may not be available to us, however, at the time of any change of control event to repurchase and prepay, as applicable, all or a portion of the tendered notes pursuant to these requirements. Our failure to offer to repurchase the 1.75% Senior Notes and the 5.25% Senior Notes and prepay 3.70% Senior Notes, or to repurchase and prepay, as applicable, notes tendered, following a change of control will result in a default under the indentures for our 1.75% Senior Notes, 5.25% Senior Notes, and the note purchase and private shelf agreement for our 3.70% Senior Notes, which could lead to a cross-default under our credit agreement for our senior credit facilities.

We cannot provide any guaranty of future dividend payments or any guaranty that we will continue to repurchase our common stock pursuant to our stock repurchase program.

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $6.50 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. The share repurchase program does not have an expiration date. As of December 28, 2024, the Company had remaining authorization under the share repurchase program of $487.3 million, exclusive of any fees, commissions or other expenses.

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

Potential noncompliance with environmental regulations could materially impact our results of operations, financial condition, or reputation.

Our business is subject to various federal, state, and local laws, regulations, and other requirements pertaining to protection of the environment and public health, including, for example, regulations governing the management of waste materials and waste waters.  Governmental agencies on the federal, state, and local levels have, in recent years, increasingly focused on the retail sector’s compliance with such laws and regulations, and have at times pursued enforcement activities.  We periodically receive information requests and notices of potential noncompliance with environmental laws and regulations from governmental agencies, which are addressed on a case-by-case basis with the relevant agency. Any of these events could have a material adverse effect on our results of operations, financial condition, or reputation.

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

Cybersecurity Risk Management Program

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

Internal and third-party risks are reviewed, monitored, and managed by the Company’s Cybersecurity and Privacy teams, audited by an Internal Audit team and various external experts, and tracked within an Enterprise Risk Management framework. The Company regularly engages third-party experts to assess the effectiveness of its cybersecurity programs. Biennially, an external independent consultancy team conducts a comprehensive review of the Company’s cybersecurity program using the NIST Cybersecurity Framework. Targeted assessments are conducted regularly by internal and third-party experts to ensure compliance with specific federal and state laws and regulations. Additionally, the Company is assessed annually by an independent third party for compliance with the PCI-DSS standard, for which the Company receives an attestation of compliance.

The Company’s processes for identifying and managing first and third-party risks from cybersecurity threats include:

•Continuous monitoring of the Company’s systems and network for cybersecurity events;
•Regular testing of the Company’s Security Incident Response Plan, Business Continuity plans, and Disaster Recovery plans;
•Required annual security training for team members with access to Company email, as well as tailored training for team members in more sensitive roles (and periodic testing to ensure the security training is effective).

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

Governance

On behalf of the Board, the Audit Committee provides oversight of the Company’s management of cybersecurity risk. The Audit Committee regularly reviews the Company’s cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities, and compliance with cybersecurity and privacy laws and regulations. The Company’s Vice President, Information Security and Privacy, briefs the Audit Committee quarterly, and more often, if necessary, on active and emerging cybersecurity threats and efforts to strengthen the Company’s defenses against these threats.

The Company’s Information Security and Privacy program and teams are managed by the Vice President, Information Security and Privacy, who reports to the Executive Vice President, Chief Technology, Digital Commerce, and Strategy Officer. The Company’s cybersecurity leaders have more than 25 years of relevant experience and multiple professional certifications.

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

We, like many organizations operating in the current climate, face significant cybersecurity threats. To date, no risks from cybersecurity threats or incidents have materially affected us, including our results of operations or financial condition. Notwithstanding our security awareness program, we may not be successful in identifying a cybersecurity threat or preventing or mitigating a cybersecurity incident or vulnerability, which if realized, could materially affect us. Additional information on the cybersecurity risks we face can be found in Item 1A. “Risk Factors—Technology, Data Security, Cybersecurity, Business Continuity and Disaster Recovery Risks” of this Annual Report on Form 10-K.

Item 2.        Properties

As of December 28, 2024, the Company operated 2,502 stores in 49 states (2,296 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores.) The Company leases approximately 96% of its stores. Store leases typically have initial terms of between 10 and 20 years, with two to four optional renewal periods of five years each, exercisable at our option.  No single lease is material to the Company’s operations. Approximately 61% of our stores are in freestanding buildings and 39% are located in shopping centers.  The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	261	New Jersey	31
North Carolina	122	Washington	30
Georgia	116	West Virginia	30
Florida	115	Nebraska	27
Pennsylvania	114	Maryland	26
Michigan	109	Massachusetts	25
Ohio	105	New Hampshire	25
Tennessee	105	Colorado	24
New York	98	Maine	23
California	90	Iowa	22
Alabama	78	Connecticut	21
Virginia	77	Minnesota	19
Kentucky	75	Utah	16
Missouri	74	North Dakota	14
Indiana	67	Oregon	13
South Carolina	65	Idaho	12
Louisiana	63	Vermont	10
Oklahoma	62	South Dakota	9
Mississippi	60	Wyoming	9
Arkansas	47	Montana	8
Kansas	44	Nevada	8
Arizona	40	Delaware	7
Illinois	34	Rhode Island	4
Wisconsin	34	Hawaii	2
New Mexico	32
			2,502

The following is a list of distribution locations including the approximate square footage and if the location is leased or owned at December 28, 2024:

Distribution Facility Location	Approximate Square Footage	Owned/Leased Facility
Maumelle, Arkansas	1,150,000	Owned
Frankfort, New York	924,000	Owned
Navarre, Ohio	898,000	Owned
Franklin, Kentucky	833,000	Owned
Pendleton, Indiana	764,000	Owned
Macon, Georgia	684,000	Owned
Waco, Texas	666,000	Owned
Casa Grande, Arizona	650,000	Owned
Hagerstown, Maryland	623,000	Owned
Waverly, Nebraska	592,000	Owned

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

On May 14, 2024, the Company opened its tenth distribution center located in Maumelle, Arkansas, which expanded the distribution center capacity by approximately 1.2 million square feet.

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

Item 3.         Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “TSCO.”

On December 5, 2024, the Company’s Board of Directors authorized a five-for-one forward split (the “Stock Split”) of the Company’s outstanding shares of common stock, par value $0.008 per share. On December 20, 2024, stockholders of record at the close of business on December 16, 2024, received four additional shares of common stock for each share owned by such stockholder. The Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed on December 19, 2024 effected the Stock Split and also proportionately increased the number of authorized common shares from 400.0 million to 2.00 billion. The par value of each share was not changed. All share and per-share information in this Annual Report on Form 10-K has been retroactively restated to reflect the Stock Split.

As of January 31, 2025, the number of record holders of our common stock was 814 (excluding individual participants in nominee security position listings).

Dividends

We paid cash dividends totaling $472.5 million and $449.6 million in fiscal 2024 and 2023, respectively. In fiscal 2024, we declared and paid cash dividends to stockholders of $0.88 per common share outstanding as compared to $0.82 per common share outstanding in fiscal 2023. These payments reflect an increase in the quarterly dividend to $0.22 in all four quarters of fiscal 2024 from $0.21 per share in all four quarters of fiscal 2023.

On February 12, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock. The dividend will be paid on March 11, 2025, to stockholders of record as of the close of business on February 26, 2025.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The authorization amount of the program, which has been increased from time to time, is currently authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. As of December 28, 2024, the Company had remaining authorization under the share repurchase program of $487.3 million, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2024 is set forth in the table below:

Period	Total Number of Shares Purchased (c)	Average Price Paid Per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
First Quarter (a)	2,954,287	$47.16	2,480,900	$930,707,104
Second Quarter (a)	2,567,950	$54.50	2,554,445	$791,484,363
Third Quarter (a)	2,821,070	$53.41	2,804,020	$641,682,459

Fourth Quarter: (a)
9/20/2024 - 10/26/2024	625,850	$58.92	625,850	$604,807,261
10/27/2024 - 11/23/2024	955,783	$55.37	950,000	$552,205,803
11/24/2024 - 12/28/2024	1,160,225	$55.93	1,160,215	$487,326,245
	2,741,858	$56.42	2,736,065	$487,326,245

As of and for the year ended December 28, 2024	11,085,165	$52.74	10,575,430	$487,326,245

(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 473,387 during the first quarter, 13,505 during the second quarter, 17,050 during the third quarter, and 5,793 during the fourth quarter.

(b) Excludes excise taxes incurred on share repurchases.

(c) The Total Number of Shares Purchased, Average Price Paid Per Share, and Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs as shown in the table above are adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

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

On February 12, 2025 the Company’s Board of Directors authorized a $1.00 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to $7.50 billion.

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

The following graph compares the cumulative total stockholder return on our common stock from December 28, 2019 to December 28, 2024 (the Company’s fiscal year-ends), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period.  The comparison assumes that $100 was invested on December 28, 2019, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.  The historical stock price performance shown on this graph is not indicative of future performance.

$350
$300
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Tractor Supply Company
S&P 500
S&P Retail Index

	12/28/2019	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024
Tractor Supply Company	$100.00	$161.13	$253.13	$254.07	$247.59	$319.33
S&P 500	$100.00	$116.40	$150.67	$124.46	$157.17	$199.46
S&P Retail Index	$100.00	$143.31	$172.89	$114.02	$162.36	$219.96

Item 6.        Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 28, 2024 (our fiscal years 2024 and 2023). For a comparison of our results of operations for fiscal year December 30, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 23, 2024. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). As of December 28, 2024, we operated 2,502 retail stores in 49 states under the names Tractor Supply Company and Petsense by Tractor Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com and Petsense.com, as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

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

Tractor Supply Company believes we can grow our business by being a more integral part of our customers’ lives as the dependable supplier of “Out Here” lifestyle solutions, creating customer loyalty through personalized experiences, and providing convenience that our customers expect anytime, anywhere, and in any way they choose. Our long-term growth strategy is to: (1) expand and deepen our customer base by providing personal, localized, and memorable customer engagements by leveraging content, social media, and digital shopping experiences, attracting new customers and driving loyalty, (2) evolve customer experiences by digitizing our business processes and furthering our digital capabilities, (3) offer relevant assortments and services across all channels through exclusive and national brands and continue to grow our total addressable market by introducing new products and services through our test and learn strategy, (4) drive operational excellence and productivity through continuous improvement, increasing space utilization, and implementing advanced supply chain capabilities to support growth, scale and agility, and (5) expand through selective acquisitions, as such opportunities arise, to add complementary businesses and to enhance penetration into new and existing markets to supplement organic growth.

Achieving this strategy will require a foundational focus on: (1) connecting, empowering and growing our team to enhance their lives and the communities we call home, enabling them to provide legendary service to our customers, and (2) allocating resources in a disciplined and efficient manner to drive profitable growth and build stockholder value, including leveraging technology and automation, to align our cost structure to support new business capabilities for margin improvement and cost reductions.

Over the past five years, we have experienced considerable growth in stores, growing from 2,024 stores (1,844 Tractor Supply retail stores and 180 Petsense by Tractor Supply retail stores) at the end of fiscal 2019 to 2,502 stores (2,296 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores) at the end of fiscal 2024, and in net sales, with a compounded annual growth rate of approximately 12.2%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites, and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.
Stock Split

On December 5, 2024, the Company’s Board of Directors authorized a five-for-one forward split (the “Stock Split”) of the Company’s outstanding shares of common stock, par value $0.008 per share. On December 20, 2024, stockholders of record at the close of business on December 16, 2024, received four additional shares of common stock for each share owned by such stockholder. The Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed on December 19, 2024 effected the Stock Split and also proportionately increased the number of authorized common shares from 400.0 million to 2.00 billion. The par value of each share was not changed. All share and per-share information in this Annual Report on Form 10-K has been retroactively restated to reflect the Stock Split.

Executive Summary

In fiscal 2024, we opened 80 new Tractor Supply stores in 34 states and 11 new Petsense by Tractor Supply stores in seven states. In fiscal 2023, we opened 70 new Tractor Supply stores in 28 states and 13 new Petsense by Tractor Supply stores in nine states. This resulted in a selling square footage increase of approximately 2% in fiscal 2024 and 3% in fiscal 2023.

Net sales increased 2.2% to $14.88 billion in fiscal 2024 from $14.56 billion in fiscal 2023. Comparable store sales increased 0.2% in fiscal 2024 compared to a flat growth rate in fiscal 2023. Gross profit increased 3.2% to $5.40 billion in fiscal 2024 from $5.23 billion in fiscal 2023, and gross margin increased 34 basis points to 36.3% of net sales in fiscal 2024 from 35.9% of net sales in fiscal 2023. Operating income decreased 30 basis points to 9.9% of net sales in fiscal 2024 from 10.2% of net sales in fiscal 2023. For fiscal 2024, net income was $1.10 billion, or $2.04 per diluted share, compared to $1.11 billion, or $2.02 per diluted share, in fiscal 2023.

We ended fiscal 2024 with $251.5 million in cash and cash equivalents and outstanding long-term debt of $1.83 billion, after returning $1.03 billion to our stockholders through stock repurchases and quarterly cash dividends.

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. An Orscheln store will be considered a comparable store one year after its point-of-sale system conversion. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP.

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

Critical Accounting Estimates

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

We have not made any material changes in the accounting methodology used to recognize inventory impairment reserves or shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate impairment or shrinkage. However, if assumptions regarding consumer demand, clearance potential or inventory loss for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our inventory impairment reserve as of December 28, 2024, would have affected net income by approximately $2.5 million in fiscal 2024. A 10% change in our shrinkage reserve as of December 28, 2024, would have affected net income by approximately $4.7 million in fiscal 2024.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 28, 2024, would have affected net income by approximately $11.4 million in fiscal 2024.

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

There were no significant long-lived assets impairment charges recognized in fiscal 2024.

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

There were no goodwill or other indefinite-lived intangible assets impairment charges recognized in fiscal 2024.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percentage of net sales.

	Fiscal Year

	2024	2023
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	63.74	64.08
Gross margin (a)	36.26	35.92
Selling, general and administrative expenses (a)	23.39	23.06
Depreciation and amortization	3.00	2.70
Operating income	9.86	10.16
Interest expense, net	0.37	0.32
Income before income taxes	9.49	9.84
Income tax expense	2.09	2.23
Net income	7.40%	7.61%

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

Fiscal 2024 Compared to Fiscal 2023

Net sales increased 2.2% to $14.88 billion in fiscal 2024 from $14.56 billion in fiscal 2023. Comparable store sales increased 0.2% from the prior year and represented $14.44 billion in sales. The comparable store average transaction value decreased 0.6% and comparable store average transaction count increased 0.8% for fiscal 2024, as compared to an increase of 0.4% and decrease of 0.4% in fiscal 2023, respectively. Comparable store sales performance reflects merchandise category performance within a relatively tight band, with strength in Seasonal categories and big ticket merchandise. The growth of C.U.E. products was in line with the chain average as positive unit growth was offset by average unit price pressure, principally due to commodity price deflation.
Sales from stores opened less than one year were $426.2 million in fiscal 2024, which contributed a net 2.1 percentage points of the 2.2% increase over fiscal 2023 net sales. Sales from stores opened less than one year and stores from the Orscheln acquisition were $652.8 million in fiscal 2023, which represented 4.1 percentage points of the 2.5% increase over fiscal 2022 net sales.

The following table summarizes our store growth during fiscal 2024 and 2023:

	Fiscal Year

Store Count Information:	2024	2023
Tractor Supply
Beginning of period	2,216	2,147
New stores opened	80	70
Stores closed	—	(1)
End of period	2,296	2,216
Petsense by Tractor Supply
Beginning of period	198	186
New stores opened	11	13
Stores closed	(3)	(1)
End of period	206	198
Consolidated end of period	2,502	2,414

Stores relocated	5	8

The following table indicates the percentage of net sales represented by each of our major product categories during fiscal 2024 and 2023:

	Percent of Net Sales
	Fiscal Year
Product Category:	2024	2023
Livestock, Equine, & Agriculture	26%	27%
Companion Animal	25	25
Seasonal & Recreation	23	22
Truck, Tool, & Hardware	16	16
Clothing, Gift, & Décor	10	10
Total	100%	100%

Gross profit increased 3.2% to $5.40 billion in fiscal 2024 compared to $5.23 billion in fiscal 2023. As a percent of net sales, gross margin increased 34 basis points to 36.3% for fiscal 2024 compared to 35.9% for fiscal 2023. The gross margin rate increase was primarily attributable to lower transportation costs along with disciplined product cost management and the continued execution of an everyday low price strategy. This was partially offset by unfavorable product mix, primarily from growth in big ticket categories, which have below chain-average margins.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 4.8% to $3.93 billion in fiscal 2024 from $3.75 billion in fiscal 2023. As a percent of net sales, SG&A expenses increased 63 basis points to 26.4% from 25.8%. The increase in SG&A as a percentage of net sales was primarily attributable to the Company’s planned growth investments, which included higher depreciation and amortization and the onboarding of a new distribution center, as well as modest deleverage of the Company’s fixed costs given the level of comparable store sales growth.

Our effective income tax rate decreased to 22.1% for fiscal 2024 compared to 22.7% in fiscal 2023. The primary drivers for the decrease in the Company's effective income tax rate year over year were a decrease in state income taxes and an increase in federal credits, partially offset by a reduction in the benefit from overall annual stock compensation activity.

Net income in fiscal 2024 was $1.10 billion, or $2.04 per diluted share, compared to $1.11 billion, or $2.02 per diluted share, in fiscal 2023.

During fiscal 2024, we repurchased approximately 10.6 million shares of the Company’s common stock at a total cost of $566.4 million, including the 1% excise tax, as part of our share repurchase program.  In fiscal 2023, we repurchased approximately 13.7 million shares at a total cost of $602.9 million.

Fiscal 2023 Compared to Fiscal 2022

For a comparison of our performance and financial metrics for the fiscal years ended December 30, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, filed with the SEC on February 23, 2024 (“2023 10-K”).

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

We believe that our existing cash balances, expected cash flow from future operations, funds available under our debt facilities, operating and finance leases, normal trade credit, and access to the long-term debt capital markets will be sufficient to fund our operations and our capital expenditure needs, including new store openings, existing store remodeling and improvements, store relocations, distribution facility capacity and improvements, and information technology improvements, for the next 12 months and the foreseeable future.

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 28, 2024	December 30, 2023
5.25% Senior Notes	$750.0	$750.0
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	300.00	200.00
Total outstanding borrowings	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(18.0)	(21.0)
Total debt	1,832.0	1,729.0
Less: current portion of long-term debt	—	—
Long-term debt	$1,832.0	$1,729.0

Outstanding letters of credit	$74.1	$58.3

We manage our business and financial ratios to target an investment-grade bond rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 28, 2024, and the date of this filing, February 20, 2025, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time and should be evaluated independently of any other rating.

Our current ratings, as well as future rating agency actions, could impact our ability to finance our operations on satisfactory terms and affect our financing costs. There can be no assurance that we will maintain or improve our current credit ratings.

On May 5, 2023, the Company completed the sale of $750 million aggregate principal amount of its 5.25% Senior Notes. The entire principal amount of the 5.25% Senior Notes is due in full on May 15, 2033. Interest is payable semi-annually in arrears on each May 15 and November 15. The terms of the 5.25% Senior Notes are governed by the Base Indenture (as defined below), as amended and supplemented by the Second Supplemental Indenture (as defined below) between the Company and Regions Bank, as trustee.

For additional information about the Company’s debt and credit facilities, refer to Note 4 to the Consolidated Financial Statements.

Operating Activities

Operating activities provided cash of $1.42 billion and $1.33 billion in fiscal 2024 and 2023, respectively. The $86.8 million increase in net cash provided by operating activities in fiscal 2024 compared to fiscal 2023 was due to changes in the following (in millions):

	Fiscal Year

	2024	2023	Variance
	(52 weeks)	(52 weeks)
Net income	$1,101.2	$1,107.2	$(6.0)
Depreciation and amortization	447.2	393.0	54.2
(Gain)/loss on disposition of property and equipment	(62.5)	(48.0)	(14.5)
Share-based compensation expense	48.4	57.0	(8.6)
Deferred income taxes	(22.6)	6.2	(28.8)
Inventories and accounts payable	(137.9)	(178.0)	40.1
Prepaid expenses and other current assets	11.5	22.4	(10.9)
Accrued expenses	30.3	(44.6)	74.9
Income taxes	(19.2)	(11.9)	(7.3)
Other, net	24.4	30.7	(6.3)
Net cash provided by operating activities	$1,420.8	$1,334.0	$86.8

The $86.8 million increase in net cash provided by operating activities is primarily driven by both increased accounts payable and timing of accruals and related payments.

Investing Activities

Investing activities used cash of $643.9 million and $653.1 million in fiscal 2024 and 2023, respectively.  The $9.2 million decrease in net cash used in investing activities, including capital expenditures, in fiscal 2024 compared to fiscal 2023 was due to changes in the following (in millions):

	Fiscal Year

	2024	2023	Variance
	(52 weeks)	(52 weeks)
Existing stores	$(284.0)	$(156.2)	$(127.8)
New and relocated stores and stores not yet opened	(241.2)	(130.6)	(110.6)
Information technology	(153.5)	(134.6)	(18.9)
Distribution center capacity and improvements	(95.8)	(330.0)	234.2
Corporate and other	(9.5)	(2.5)	(7.0)
Total capital expenditures	(784.0)	(753.9)	(30.1)
Proceeds from sale of property and equipment	140.1	86.5	53.6
Proceeds from sale of business assets	—	14.3	$(14.3)
Net cash used in investing activities	$(643.9)	$(653.1)	$9.2

Capital expenditures for distribution center capacity and improvements in fiscal 2024 and fiscal 2023 are primarily related to the construction of Maumelle, Arkansas. The Maumelle, Arkansas distribution center began operations in the second quarter of fiscal 2024 and expanded our distribution capacity by approximately 1.2 million square feet.

The increase in capital expenditures for new stores, relocated stores, and stores not yet opened is primarily attributable to increased capital outlay associated with our owned store development program. Spending also reflects an investment in 80 new Tractor Supply stores, 11 new Petsense by Tractor Supply stores, and five store relocations during fiscal 2024. In fiscal 2023, we opened 70 new Tractor Supply stores and 13 new Petsense by Tractor Supply stores and had eight store relocations.

Capital expenditures for information technology reflect continued support of our store growth and our Digital initiatives, as well as improvements in security and compliance and other strategic initiatives.

Capital expenditures for existing stores in fiscal 2024 and fiscal 2023 primarily reflect our strategic initiatives related to store remodels, including internal space productivity and side lot garden center transformations. Spending in both fiscal 2024 and fiscal 2023 also includes routine maintenance activity. Spending in fiscal 2023 also included Orscheln store conversions.

Capital expenditures for corporate and other are primarily attributable to spending on space productivity projects and building modifications at the Store Support Center.

In fiscal 2024, we sold and subsequently leased back 20 of our retail locations, including 15 existing stores and 5 new stores, resulting in proceeds of $130.8 million.

Our projected capital expenditures, net of sale leaseback proceeds, for fiscal 2025 are currently estimated to be in a range of approximately $650.0 million to $725.0 million. The capital expenditures include a plan to open approximately 90 Tractor Supply stores, continuing Project Fusion remodels and side lot garden center transformations, and opening approximately 10 new Petsense by Tractor Supply stores.

Financing Activities

Financing activities used cash of $922.5 million and $486.4 million in fiscal 2024 and 2023, respectively. The $436.1 million increase in net cash used in financing activities in fiscal 2024, compared to fiscal 2023, was due to changes in the following (in millions):

	Fiscal Year

	2024	2023	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$100.0	$572.0	$(472.0)
Repurchase of common stock	(560.6)	(594.4)	33.8
Net proceeds from issuance of common stock	39.4	24.4	15.0
Cash dividends paid to stockholders	(472.5)	(449.6)	(22.9)
Other, net	(28.8)	(38.8)	10.0
Net cash used in financing activities	$(922.5)	$(486.4)	$(436.1)

The increase in net cash used in financing activities in fiscal 2024 compared to fiscal 2023 is primarily due to the decrease in net borrowings under the debt facilities and an increase in cash dividends paid to shareholders, partially offset by a decrease in the repurchase of common stock.

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

We repurchased approximately 10.6 million and 13.7 million shares of common stock under the share repurchase program and paid cash totaling $560.6 million and $594.4 million in fiscal 2024 and 2023, respectively.  Our projected share repurchases for fiscal 2025 are currently estimated to be in a range of approximately $525 million to $600 million.

On February 12, 2025 the Company’s Board of Directors authorized a $1.00 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to $7.50 billion.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $472.5 million and $449.6 million in fiscal 2024 and 2023, respectively. In fiscal 2024, we declared and paid cash dividends to stockholders of $0.88 per common share outstanding as compared to $0.82 per common share outstanding in fiscal 2023. These payments reflect an increase in the quarterly dividend in all four quarters of fiscal 2024 to $0.22 per share from $0.21 per share in all four quarters of fiscal 2023.

On February 12, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock.  The dividend will be paid on March 11, 2025, to stockholders of record as of the close of business on February 26, 2025.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 28, 2024.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2022 Senior Credit Facility (as discussed in Note 4 to the Consolidated Financial Statements), which bear interest based on variable rates. We use an interest rate swap to manage our exposure to the impact of interest rate changes. The outstanding amount under the 2022 Senior Credit Facility was mostly hedged by our interest rate swap during fiscal 2024. Therefore, fluctuations in interest rates did not have a material impact on our financial condition and results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2024.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management believes that, as of December 28, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm which also audited the Company’s Consolidated Financial Statements, has issued a report on the Company’s internal control over financial reporting, which is included herein.

/s/ Harry A. Lawton, III	/s/ Kurt D. Barton
Harry A. Lawton, III President and Chief Executive Officer	Kurt D. Barton Executive Vice President - Chief Financial Officer and Treasurer
February 20, 2025	February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting

We have audited Tractor Supply Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 20, 2025, expressed an unqualified opinion thereon.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tractor Supply Company (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Workers’ Compensation and General Liability Self-Insurance Reserves
Description of the Matter	At December 28, 2024, the Company’s reserve for workers’ compensation and general liability self-insurance risks were $85.1 million and $61.4 million, respectively. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

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
Nashville, Tennessee
February 20, 2025

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2024	2023	2022
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$14,883,231	$14,555,741	$14,204,717
Cost of merchandise sold	9,486,674	9,327,522	9,232,513
Gross profit	5,396,557	5,228,219	4,972,204
Selling, general and administrative expenses	3,481,863	3,356,258	3,194,199
Depreciation and amortization	447,162	393,049	343,062
Operating income	1,467,532	1,478,912	1,434,943
Interest expense, net	54,592	46,510	30,633
Income before income taxes	1,412,940	1,432,402	1,404,310
Income tax expense	311,700	325,176	315,598
Net income	$1,101,240	$1,107,226	$1,088,712

Net income per share – basic (a)	$2.05	$2.03	$1.96
Net income per share – diluted (a)	$2.04	$2.02	$1.94

Weighted average shares outstanding (a)
Basic	536,949	545,480	556,681
Diluted	539,652	548,729	560,743

Dividends declared per common share outstanding (a)	$0.88	$0.82	$0.74

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2024	2023	2022
	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$1,101,240	$1,107,226	$1,088,712

Other comprehensive (loss)/income:
Change in fair value of interest rate swaps, net of taxes	(5,576)	(4,482)	9,930
Total other comprehensive (loss)/income	(5,576)	(4,482)	9,930
Total comprehensive income	$1,095,664	$1,102,744	$1,098,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	251,491	397,071
Inventories	2,840,177	2,645,854
Prepaid expenses and other current assets	196,614	218,553
Income taxes receivable	21,635	2,461
Total current assets	3,309,917	3,263,939
Property and equipment, net	2,727,436	2,437,184
Operating lease right-of-use assets	3,415,444	3,141,971
Goodwill and other intangible assets	269,520	269,520
Other assets	83,168	75,537
Total assets	$9,805,485	$9,188,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236,177	$1,179,803
Accrued employee compensation	100,853	91,478
Other accrued expenses	581,971	533,029
Current portion of finance lease liabilities	3,300	3,311
Current portion of operating lease liabilities	396,892	369,461
Total current liabilities	2,319,193	2,177,082
Long-term debt	1,831,969	1,728,964
Finance lease liabilities, less current portion	27,983	31,388
Operating lease liabilities, less current portion	3,164,273	2,902,858
Deferred income taxes	44,320	60,032
Other long-term liabilities	147,413	138,065
Total liabilities	7,535,151	7,038,389
Stockholders’ equity:
Common stock	7,116	7,093
Additional paid-in capital	1,376,532	1,312,772
Treasury stock	(6,025,238)	(5,458,855)
Accumulated other comprehensive income	1,217	6,793
Retained earnings	6,910,707	6,281,959
Total stockholders’ equity	2,270,334	2,149,762
Total liabilities and stockholders’ equity	$9,805,485	$9,188,151

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands) (a): $0.008 par value; 2,000,000 shares authorized at all periods presented. 889,548 and 886,660 shares issued; 532,191 and 539,878 shares outstanding at December 28, 2024 and December 30, 2023, respectively.
Treasury Stock (at cost, shares in thousands) (a): 357,357 and 346,781 shares at December 28, 2024 and December 30, 2023, respectively.

(a) All share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock (a)		Additional Paid-in Capital (a)	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 25, 2021	565,624	$7,055	$1,204,868	$(4,155,846)	$1,345	$4,945,243	$2,002,665

Common stock issuance under stock award plans & ESPP	2,521	20	25,515				25,535
Share-based compensation expense			53,832				53,832
Repurchase of shares to satisfy tax obligations			(28,592)				(28,592)
Repurchase of common stock	(16,891)			(700,063)			(700,063)
Cash dividends paid to stockholders						(409,603)	(409,603)
Change in fair value of interest rate swaps, net of taxes					9,930		9,930
Net income						1,088,712	1,088,712
Stockholders’ equity at December 31, 2022	551,254	7,075	1,255,623	(4,855,909)	11,275	5,624,352	2,042,416

Common stock issuance under stock award plans & ESPP	2,282	18	24,379				24,397
Share-based compensation expense			57,015				57,015
Repurchase of shares to satisfy tax obligations			(24,245)				(24,245)
Repurchase of common stock	(13,658)			(602,946)			(602,946)
Cash dividends paid to stockholders						(449,619)	(449,619)
Change in fair value of interest rate swaps, net of taxes					(4,482)		(4,482)
Net income						1,107,226	1,107,226
Stockholders’ equity at December 30, 2023	539,878	7,093	1,312,772	(5,458,855)	6,793	6,281,959	2,149,762

Common stock issuance under stock award plans & ESPP	2,888	23	39,334				39,357
Share-based compensation expense			48,367				48,367
Repurchase of shares to satisfy tax obligations			(23,941)				(23,941)
Repurchase of common stock	(10,576)			(566,383)			(566,383)
Cash dividends paid to stockholders						(472,492)	(472,492)
Change in fair value of interest rate swaps, net of taxes					(5,576)		(5,576)
Net income						1,101,240	1,101,240
Stockholders’ equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334

(a) All Common Stock share and related dollar information as well as Additional Paid-in Capital has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2024	2023	2022
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$1,101,240	$1,107,226	$1,088,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447,162	393,049	343,062
(Gain)/loss on disposition of property and equipment	(62,500)	(48,013)	2,158
Share-based compensation expense	48,367	57,015	53,832
Deferred income taxes	(22,602)	6,172	51,693
Change in assets and liabilities:
Inventories	(194,323)	40,872	(349,742)
Prepaid expenses and other current assets	11,484	22,380	(64,060)
Accounts payable	56,374	(218,829)	162,335
Accrued employee compensation	9,375	(31,498)	6,433
Other accrued expenses	20,917	(13,082)	(13,137)
Income taxes	(19,174)	(11,931)	26,570
Other	24,515	30,672	49,123
Net cash provided by operating activities	1,420,835	1,334,033	1,356,979
Cash flows from investing activities:
Capital expenditures	(784,047)	(753,883)	(773,369)
Proceeds from sale of property and equipment	140,129	86,504	1,044
Acquisition of Orscheln, net of cash acquired	—	—	(390,765)
Proceeds from sale of business assets	—	14,310	69,364
Net cash used in investing activities	(643,918)	(653,069)	(1,093,726)
Cash flows from financing activities:
Borrowings under debt facilities	785,000	1,767,000	1,010,000
Repayments under debt facilities	(685,000)	(1,195,000)	(832,000)
Debt discounts and issuance costs	—	(9,729)	—
Principal payments under finance lease liabilities	(4,787)	(4,808)	(4,058)
Repurchase of shares to satisfy tax obligations	(23,941)	(24,245)	(28,592)
Repurchase of common stock	(560,634)	(594,390)	(700,063)
Net proceeds from issuance of common stock	39,357	24,397	25,535
Cash dividends paid to stockholders	(472,492)	(449,620)	(409,603)
Net cash used in financing activities	(922,497)	(486,395)	(938,781)
Net increase/(decrease) in cash and cash equivalents	(145,580)	194,569	(675,528)
Cash and cash equivalents at beginning of period	397,071	202,502	878,030
Cash and cash equivalents at end of period	$251,491	$397,071	$202,502

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$65,865	$56,315	$26,637
Income taxes cash paid	351,464	325,222	239,129
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$82,324	$60,055	$45,742
Increase in operating lease liabilities resulting from new or modified right-of-use assets	659,008	628,991	416,547
Increase in finance lease liabilities resulting from new or modified right-of-use assets	—	450	5,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”).  The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services.  At December 28, 2024, the Company operated a total of 2,502 retail stores in 49 states (2,296 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year ends on the last Saturday of the calendar year.  The fiscal years ended December 28, 2024 and December 30, 2023 each consisted of 52 weeks, while the fiscal year ended December 31, 2022 consisted of 53 weeks.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Stock Split

On December 5, 2024, the Company’s Board of Directors authorized a five-for-one forward split (the “Stock Split”) of the Company’s outstanding shares of common stock, par value $0.008 per share. On December 20, 2024, stockholders of record at the close of business on December 16, 2024, received four additional shares of common stock for each share owned by such stockholder. The Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed on December 19, 2024 effected the Stock Split and also proportionately increased the number of authorized common shares from 400.0 million to 2.00 billion. The par value of each share was not changed. All share and per-share information herein has been retroactively restated to reflect the Stock Split.

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

Self-Insurance Reserves

The Company self-insures a significant portion of its workers’ compensation and general liability (including product liability) insurance plans.  The Company has stop-loss insurance policies to protect it from individual losses over specified dollar values. Our deductible or self-insured retention, as applicable, for each claim involving general liability insurance is limited to $1,000,000. Our deductible for self-insured retention, as applicable, for each claim involving workers’ compensation insurance and our Texas Work Injury Policy is limited to $500,000. Further, we maintain a commercially reasonable umbrella/excess policy that covers liabilities in excess of the primary insurance policy limits.

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Although the Company believes the reserves established for these obligations are reasonably estimated, any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results.  At December 28, 2024, the Company had insurance reserves for workers' compensation of $85.1 million, compared to $78.8 million at December 30, 2023. Insurance reserves for general liability plans were $61.4 million at December 28, 2024 compared to $59.1 million at December 30, 2023. In addition, insurance receivables recorded in Other assets on the Consolidated Balance Sheets for claims greater than our insurance stop-loss limits were $26.2 million and $25.2 million as of December 28, 2024 and December 30, 2023, respectively.

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

No significant impairment charges were recognized in fiscal 2024, 2023, and 2022 related to long-lived assets.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

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

No impairment charges were recognized in fiscal 2024, 2023, and 2022 related to goodwill or indefinite-lived intangible assets.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales.  However, as with any estimate, refund activity may vary from estimated amounts.  The Company had a liability for sales returns of $18.9 million and $17.5 million as of December 28, 2024 and December 30, 2023, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”).  The gift cards and merchandise return card breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards over time in proportion to actual gift card redemptions. The Company recognized breakage income of $8.2 million, $4.6 million, and $4.6 million in fiscal 2024, 2023, and 2022, respectively.

The Company offers a points-based Neighbor’s Club loyalty program to its customers. The points earned by customers can be redeemed for free services or discounts on future purchases. The Company defers the estimated standalone selling price of points related to the loyalty program as a reduction to revenue and establishes a corresponding liability in deferred revenue on the Consolidated Balance Sheets. The estimated selling price of each point is based on the standard value per point (1 point is equivalent to $0.01), net of points not expected to be redeemed, based on historical redemption. When points are relieved (redeemed, expired, cancelled, etc.), revenue is recognized with a corresponding reduction to the program liability. The Company had a liability for the loyalty program of $17.9 million and $24.1 million as of December 28, 2024 and December 30, 2023, respectively.

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

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels.  Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing.  Advertising expenses were approximately $95.2 million, $87.1 million, and $94.6 million for fiscal 2024, 2023, and 2022, respectively.  Prepaid advertising costs were approximately $1.7 million and $1.3 million as of December 28, 2024, and December 30, 2023, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income.  Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin.  Distribution facility costs including depreciation were approximately $479.4 million, $450.6 million, and $424.1 million for fiscal 2024, 2023, and 2022, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred.  Pre-opening costs were approximately $9.7 million, $13.2 million, and $10.2 million for fiscal 2024, 2023, and 2022, respectively.

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

Depreciation and Amortization

Depreciation includes expenses related to all retail, distribution facility, and corporate assets.  Amortization includes expenses related to finance lease assets.

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

As described in further detail in Note 4 to the Consolidated Financial Statements, the Company had $1.85 billion and $1.75 billion in borrowings under its debt facilities at December 28, 2024 and December 30, 2023, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	December 28, 2024		December 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$641,972	$542,191	$640,596	$533,013
5.25% Senior Notes	$741,857	$746,573	$740,880	$769,005

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

	Fair Value Measurements at
	December 28, 2024	December 30, 2023
Interest rate swap assets (Level 2), excluding accrued interest	$1,600	$9,099

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

Inventories

Inventories are stated at the lower of cost, as determined by the moving average cost method, or net realizable value.  Inventory cost consists of the direct cost of merchandise including freight, duties, and tariffs.  Inventories are net of shrinkage, obsolescence, other valuations, and vendor allowances.

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

	Estimated Useful Lives	December 28, 2024	December 30, 2023
Land		$107,447	$93,319
Buildings and improvements	1 – 40 years	2,432,323	2,090,794
Furniture, fixtures and equipment	5 – 10 years	1,544,697	1,349,162
Computer software and hardware	2 – 7 years	1,017,856	859,724
Construction in progress		267,295	335,713
Property and equipment, gross		5,369,618	4,728,712
Accumulated depreciation and amortization		(2,642,182)	(2,291,528)
Property and equipment, net		$2,727,436	$2,437,184

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The

Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $34.8 million and $38.4 million at December 28, 2024 and December 30, 2023, respectively.

A reconciliation of the beginning and ending payment obligations under the supplier finance program is as follows (in thousands):

Fiscal Year
2024
Balance at beginning of year	$38,443
Invoices confirmed during the year	277,615
Confirmed Invoices paid during the year	(281,257)
Balance at end of year	$34,801

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in fiscal 2024.

In September 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The ASU requires disclosure about an entity’s use of supplier finance programs, including the key terms of the program, amount of obligations outstanding at the end of the reporting period, and a rollforward of activity within the program during the period. The Company adopted this ASU in fiscal 2023, except for the disclosure of rollforward activity, which the Company adopted in fiscal 2024.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU is required to be adopted for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on either a prospective basis to financial statements issued for reporting periods after the effective date of the update, or on a retrospective basis to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on its financial disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant. Performance-based awards will vest if established performance conditions are met subject to continued employment. Certain performance-based awards are also subject to a market condition such that the actual number of shares vest are further modified based on the achievement of a relative stockholder return modifier. At December 28, 2024, the Company had approximately 38.5 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense of awards was $48.4 million, $57.0 million, and $53.8 million for fiscal 2024, 2023, and 2022, respectively.

Stock Options

The fair value is separately estimated for each option grant.  The fair value of each option is recognized as compensation expense ratably over the vesting period.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.  The ranges of key assumptions used in determining the fair value of options granted during fiscal 2024, 2023, and 2022, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2024	2023	2022
Expected price volatility	27.3% - 29.8%	30.7% - 30.9%	29.9% - 31.3%
Risk-free interest rate	3.7% - 4.6%	3.5% - 4.5%	1.7% - 4.3%
Weighted average expected lives (in years)	4.2	4.2	4.1
Forfeiture rate	6.9%	6.9%	6.9%
Dividend yield	2.0%	1.7%	1.6%

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 30, 2023 (a)	5,074,385	26.13		5.0	$83,492
Granted	682,070	46.78	$11.73
Exercised	(1,528,810)	20.05
Canceled	(109,580)	40.52
Outstanding at December 28, 2024	4,118,065	$31.43		6.0	$95,268

Exercisable at December 28, 2024	2,907,460	$25.25		5.0	$85,225

(a) All share and related dollar information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 28, 2024, total unrecognized compensation expense related to non-vested stock options was approximately $8.2 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2024, 2023, or 2022.

Other information relative to options activity during fiscal 2024, 2023, and 2022 is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Total fair value of stock options vested	$6,837	$7,070	$7,783
Total intrinsic value of stock options exercised	$46,629	$26,092	$25,024

Restricted Stock Units

The Company issues shares for restricted stock units once vesting occurs and related restrictions lapse.  The fair value of the restricted stock units is the closing price of the Company’s common stock the day preceding the grant date, discounted for the expected dividend yield over the term of the award. The units generally vest over a one-to three-year term. Some plan participants have elected to defer receipt of shares of common stock upon vesting of restricted stock units, and as a result, those shares are not issued until a later date. A summary of restricted stock unit activity is presented below:

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 30, 2023 (a)	2,049,980	$39.38
Granted	1,206,221	45.74
Vested	(978,395)	37.09
Forfeited	(242,885)	44.15
Restricted at December 28, 2024	2,034,921	$43.68

(a) All share and related dollar information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

As of December 28, 2024, total unrecognized compensation expense related to non-vested restricted stock units was approximately $53.5 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to restricted stock units in fiscal 2024, 2023, or 2022.

Other information relative to restricted stock unit activity during fiscal 2024, 2023, and 2022 is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Total grant date fair value of restricted stock units vested and issued	$36,292	$32,446	$26,031
Total intrinsic value of restricted stock units vested and issued	$46,647	$53,112	$50,532

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals.  The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. The performance metrics for the performance-based restricted share units also include a relative total shareholder return (“TSR”) modifier such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company's TSR performance relative to the constituents of the S&P 500 as well as the level of achievement of the performance goals. If the performance targets are achieved, the performance-based restricted share units will be issued based on the achievement level, inclusive of the relative TSR modifier and the grant date fair value, and will cliff vest in full on the third anniversary of the date of the grant. The fair value of the performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation for the performance shares with a TSR modifier granted during fiscal 2024 and during fiscal 2023 are presented below:

	Fiscal Year
Assumption	2024	2023
Expected volatility	28.32%	32.13%
Risk-free interest rate	4.06%	3.70%
Compounded dividend yield	1.95%	1.69%

A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 30, 2023 (a)	774,095	$38.43
Granted (b)	286,975	47.11
Performance Adjustment (c)	403,615	24.07
Vested	(672,735)	24.07
Forfeited	(46,970)	45.55
Restricted at December 28, 2024	744,980	$46.51

(a) All share and related dollar information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.
(b) Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets, inclusive of the TSR modifier.
(c) Shares adjusted for performance-based restricted share unit awards settled during fiscal 2024 based on actual achievement of performance targets.

As of December 28, 2024, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $12.3 million with a weighted average expense recognition period of 1.9 years.

There were no material modifications to performance-based restricted share units in fiscal 2024, 2023, or 2022.

Other information relative to performance-based restricted share unit activity during fiscal 2024 is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Total grant date fair value of performance-based restricted share units vested and issued	$16,195	$9,498	$14,104
Total intrinsic value of performance-based restricted share units vested and issued	$31,020	$23,155	$33,895
Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units and certain stock options granted, the number of shares issued on the date the stock awards vest or the number of stock options being exercised is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees.  The Company issued 1,180,731; 1,134,940; and 1,292,750 shares as a result of vested restricted stock units and performance-based restricted share units, as well as exercised stock options during fiscal 2024, 2023, and 2022, respectively.  Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting.  The amounts are net of 524,204; 531,365; and 659,695 shares withheld to satisfy $24.6 million, $24.4 million, and $28.6 million of employees’ tax obligations during fiscal 2024, 2023, and 2022, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount.  Pursuant to the terms of the ESPP, the Company issued 219,330; 225,790; and 221,950 shares of common stock during fiscal 2024, 2023, and 2022, respectively.  The total cost related to the ESPP, including the compensation expense calculations, was approximately $2.0 million, $1.9 million, and $1.8 million in fiscal 2024, 2023, and 2022, respectively.  There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 28, 2024, there were approximately 11.5 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 are as follows (in thousands):

Consolidated
Balance as of December 31, 2022
Gross goodwill	$93,192
Accumulated impairment losses	(60,773)
Acquisition	$197,742
Net goodwill	$230,161

Balance as of December 30, 2023
Gross goodwill	$290,934
Accumulated impairment losses	(60,773)
Purchase price accounting adjustment	16,258
Net goodwill	$246,419

Balance as of December 28, 2024
Gross goodwill	$307,192
Accumulated impairment losses	(60,773)
Purchase price accounting adjustment	—
Net goodwill	$246,419

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

In the fourth quarter of fiscal 2024, 2023 and 2022, the Company completed its annual impairment assessment of goodwill for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded, that while there have been events and circumstances in the macro-environment that have impacted the Company's business, there were not any entity-specific indicators of impairment of goodwill that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to goodwill being recognized in fiscal 2024, 2023 and 2022.

Other Intangible Assets

The Company had approximately $23.1 million of intangible assets other than goodwill at December 28, 2024, December 30, 2023 and December 31, 2022. The intangible asset balance represents the carrying value of the Petsense trade name, which is not subject to amortization as it has an indefinite useful life on the basis that it is expected to contribute cash flows beyond the foreseeable horizon. The trade name asset is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2024, 2023, and 2022, the Company completed its annual impairment assessment of intangible assets. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded there were no indicators of impairment of intangible assets that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to intangible assets recognized in fiscal 2024, 2023 and 2022.

Note 4 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 28, 2024	December 30, 2023
5.25% Senior Notes	$750.0	$750.0
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	300.0	200.0
Total outstanding borrowings	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(18.0)	(21.0)
Total debt	1,832.0	1,729.0
Less: current portion of long-term debt	—	—
Long-term debt	$1,832.0	$1,729.0

Outstanding letters of credit	$74.1	$58.3

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

1.75% Senior Notes due 2030

On October 30, 2020, the Company issued and sold, in a public offering, $650 million in aggregate principal amount of senior unsecured notes due November 1, 2030 bearing interest at 1.75% per annum (the “1.75% Senior Notes”). The entire principal amount of the 1.75% Senior Notes is due in full on November 1, 2030. Interest is payable semi-annually in arrears on each November 1 and May 1. The terms of the 1.750% Notes are governed by an indenture dated as of October 30, 2020 (the “Base Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a first supplemental indenture dated as of October 30, 2020 (the “First Supplemental Indenture”) between the Company and Regions Bank, as trustee.

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

If a Change of Control Triggering Event (as defined in the First Supplemental Indenture) occurs, unless the Company has exercised its right to redeem the 1.75% Senior Notes, holders of the 1.75% Senior Notes may require the Company to repurchase all or any part of such holder’s 1.75% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such 1.75% Senior Notes to, but not including, the purchase date. Upon the occurrence of an event of default with respect to the 1.75% Senior Notes, which includes payment defaults, defaults in the performance of certain covenants, cross defaults, and bankruptcy and insolvency related defaults, the Company’s obligations under the 1.75% Senior Notes may be accelerated, in which case the entire principal amount of the 1.75% Senior Notes would be due and payable immediately.

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

Borrowings for the Revolving Credit Facility will bear interest at either the bank’s base rate (7.500% at December 28, 2024) plus an additional margin ranging from 0.000% to 0.250% (0.000% at December 28, 2024) or adjusted Security Overnight Financing Rate (“SOFR”) (4.357% at December 28, 2024) plus an additional margin ranging from 0.750% to 1.250% (1.000% at December 28, 2024) adjusted based on the Company's public credit ratings. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity ranging from 0.080% to 0.150% (0.100% at December 28, 2024) per annum, adjusted based on the Company's public credit ratings.

The 2022 Senior Credit Facility replaced the Company’s previous senior credit facility (the “Senior Credit Facility”). Proceeds from borrowings under the 2022 Senior Credit Facility were used to pay off the Senior Credit Facility.

In connection with the debt refinancing, the Company amended its interest rate swap agreement to convert the reference rate from one-month LIBOR to one-month term SOFR and elected the optional expedients offered under the Accounting Standards Codification 848, Reference Rate Reform, which allows the cash flow hedge to continue being recognized under hedge accounting without designation.

Covenants and Default Provisions of the Debt Agreements

The 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio shall be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of December 28, 2024, the Company was in compliance with all debt covenants.

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

Note 5 – Leases

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

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $25.8 million and $29.2 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023, respectively.

The following table summarizes the Company’s classification of lease cost (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 28, 2024	December 30, 2023
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$3,333	$3,379
Interest on lease liabilities	Interest expense, net	1,510	1,632
Operating lease cost	Selling, general and administrative expenses	505,855	465,850
Variable lease cost	Selling, general and administrative expenses	105,898	99,044
Net lease cost		$616,596	$569,905

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2025	$536,376	$4,645	$541,021
2026	518,234	4,720	522,954
2027	488,434	4,802	493,236
2028	453,738	4,812	458,550
2029	408,260	4,632	412,892
After 2029	2,052,363	13,878	2,066,241
Total lease payments	4,457,405	37,489	4,494,894
Less: Interest	(896,240)	(6,206)	(902,446)
Present value of lease liabilities	$3,561,165	$31,283	$3,592,448

(a) Operating lease payments exclude $387.5 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease term and discount rate:

	December 28, 2024	December 30, 2023
Weighted-average remaining lease term (years):
Finance leases	8.8	9.6
Operating leases	10.4	10.1
Weighted-average discount rate:
Finance leases	4.6%	4.7%
Operating leases	4.2%	4.1%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$4,787	$4,808
Operating cash flows used for finance leases	1,510	1,632
Operating cash flows for operating leases	508,971	466,748

Sale-leaseback Transactions

During fiscal 2024, the Company completed its strategically planned sale-leaseback of 20 Tractor Supply store locations, resulting in proceeds of $130.8 million and a gain of $62.2 million, which is included in Selling, general, and administrative expenses. During fiscal 2023, the Company completed its strategically planned sale-leaseback of 15 Tractor Supply store locations, resulting in proceeds of $82.0 million and a gain of $41.7 million, which is included in Selling, general, and administrative expenses. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

Note 6 – Capital Stock and Dividends

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 2.00 billion shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors.

Dividends

During fiscal 2024 and 2023, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock (a)	Record Date	Date Paid
November 6, 2024	$0.22	November 25, 2024	December 10, 2024
August 7, 2024	$0.22	August 26, 2024	September 10, 2024
May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024

November 8, 2023	$0.21	November 27, 2023	December 12, 2023
August 9, 2023	$0.21	August 28, 2023	September 12, 2023
May 10, 2023	$0.21	May 30, 2023	June 13, 2023
February 8, 2023	$0.21	February 27, 2023	March 14, 2023

(a) All per share amounts have been adjusted to reflect the five-for-one Stock Split as discussed in Note 1.

On February 12, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock.  The dividend will be paid on March 11, 2025, to stockholders of record as of the close of business on February 26, 2025.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. As of December 28, 2024, the authorization amount of the program, which has been increased from time to time, was authorized for up to $6.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 28, 2024, the Company had remaining authorization under the share repurchase program of $487.3 million, exclusive of any fees, commissions or other expenses.

On February 12, 2025 the Company’s Board of Directors authorized a $1.00 billion increase to the existing share repurchase program, bringing the total amount authorized to date under the program to $7.50 billion.

The following table provides the number of shares repurchased, average price paid per share, and total costs of share repurchases in fiscal 2024, 2023, and 2022, respectively (in thousands, except per share amounts):

	Fiscal Year
	2024	2023	2022
Total number of shares repurchased (a)	10,576	13,658	16,891
Average price paid per share (a)	$53.02	$43.71	$41.45
Total costs of share repurchases (b)	$566,383	$602,947	$700,063

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

(b) Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise taxes incurred on share repurchases represent direct costs of the repurchase and are recorded as a part of the cost basis of the shares within treasury stock. The cost of shares repurchased may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period and excise taxes incurred on share repurchases.

Note 8 – Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2024
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,101,240	536,949	$2.05
Dilutive effect of share-based awards	—	2,703	(0.01)
Diluted net income per share:	$1,101,240	539,652	$2.04

	Fiscal Year
	2023
	Net Income	Shares (a)	Per Share Amount (a)
Basic net income per share:	$1,107,226	545,480	$2.03
Dilutive effect of share-based awards	—	3,249	(0.01)
Diluted net income per share:	$1,107,226	548,729	$2.02

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

	Fiscal Year
	2022
	Net Income	Shares (a)	Per Share Amount (a)
Basic net income per share:	$1,088,712	556,681	$1.96
Dilutive effect of share-based awards	—	4,062	(0.02)
Diluted net income per share:	$1,088,712	560,743	$1.94

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split as discussed in Note 1.

Anti-dilutive share-based awards excluded from the above calculations totaled approximately 0.9 million fiscal 2024, approximately 1.2 million in fiscal 2023 and approximately 0.7 million fiscal 2022.

Note 9 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2024	2023	2022
Current tax expense:
Federal	$292,895	$270,024	$225,565
State	39,133	45,093	41,748
Total current	332,028	315,117	267,313

Deferred tax expense/(benefit):
Federal	(14,264)	12,000	50,833
State	(6,064)	(1,941)	(2,548)
Total deferred	(20,328)	10,059	48,285
Total provision	$311,700	$325,176	$315,598

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2024	December 30, 2023
Tax assets:
Inventory valuation	$36,312	$35,076
Accrued employee benefits costs	19,409	17,461
Operating lease liabilities	875,226	812,357
Deferred compensation	14,218	15,308
Workers' compensation insurance	16,715	15,632
Income tax credits	20,230	14,075
Amortization	22,424	16,551
Depreciation	21,774	23,477
Other	50,133	51,816
	1,076,441	1,001,753
Tax liabilities:
Operating lease right-of-use assets	(836,610)	(773,433)
Depreciation	(219,856)	(229,751)
Other	(25,467)	(26,664)
	(1,081,933)	(1,029,848)

Net deferred tax liability	$(5,492)	$(28,095)
The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets.  The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings.  The Company had state tax credit carryforwards of $23.3 million and $15.7 million as of December 28, 2024 and December 30, 2023, respectively, with varying dates of expiration through 2049.  The Company provided no valuation allowance as of December 28, 2024 and December 30, 2023 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year

	2024	2023	2022
Tax provision at statutory rate	$296,717	$300,804	$294,905
Tax effect of:
State income taxes, net of federal tax benefits	31,656	41,757	41,235
Tax credits, net of federal tax benefits	(12,677)	(10,709)	(15,616)
Share-based compensation programs	(8,648)	(10,442)	(9,025)
Other	4,652	3,766	4,099
Total income tax expense	$311,700	$325,176	$315,598

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions.  With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2020.  Various states have completed an examination of our income tax returns for 2017 through 2021 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would decrease the effective tax rate, is $7.7 million at December 28, 2024. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.  The Company has

considered the reasonably possible expected net change in uncertain tax positions during the next 12 months and does not expect any material changes to our liability for uncertain tax positions through December 27, 2025.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Balance at beginning of year	$9,265	$5,362	$3,749
Additions based on tax positions related to the current year	1,698	2,211	1,359
Additions for tax positions of prior years	116	2,038	760
Reductions for tax positions of prior years	(1,771)	(346)	(506)
Balance at end of year	$9,308	$9,265	$5,362

Note 10 – Retirement Benefit Plans

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees.  The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation.  In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation.  All current contributions are immediately vested.  Company contributions to the 401(k) Plan were approximately $20.1 million, $18.8 million, and $17.2 million during fiscal 2024, 2023, and 2022, respectively.

The Company offers, through a deferred compensation program, the opportunity for certain qualifying employees to elect to defer a portion of their annual base salary and/or their annual incentive bonus.  Under the deferred compensation program, a percentage of the participants’ salary deferral is matched by the Company, limited to a maximum annual matching contribution of $4,500.  The Company’s contributions, including accrued interest, were $0.5 million, $0.6 million, and $0.6 million during fiscal 2024, 2023, and 2022, respectively.

Note 11 – Commitments and Contingencies

Contractual Commitments

At December 28, 2024, the Company had various non-cancelable obligations of approximately $160.4 million, of which $58.6 million is related to the construction of new stores under the Company’s fee development program. Commitments related to new stores are generally due as construction progresses, with obligations extending through 2025.

The remaining $101.8 million in obligations is related to strategic investments related to information technology systems and inventory purchase obligations. The majority of these agreements are due within 3 years and are recorded as liabilities when the goods are received or the services are rendered.

In addition, the Company had $387.5 million legally binding minimum lease payments for leases signed, but not yet commenced.

Letters of Credit

At December 28, 2024, there were $74.1 million outstanding letters of credit.

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

Note 12 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each major product category during fiscal 2024, 2023, and 2022:

	Percent of Net Sales
	Fiscal Year
Product Category:	2024	2023	2022
Livestock, Equine, & Agriculture (a)	26%	27%	28%
Companion Animal (b)	25	25	23
Seasonal & Recreation (c)	23	22	22
Truck, Tool, & Hardware (d)	16	16	16
Clothing, Gift, & Décor (e)	10	10	11
Total	100%	100%	100%

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

The accounting policies of the retail segment are the same as those described in the Summary of Significant Accounting Policies included in Note 1 - Significant Accounting Policies.

The Company’s Chief Operating Decision Maker (“CODM”) is identified as the President and Chief Executive Officer. The CODM assesses performance for the retail segment based on Net income as reported on the Company’s Consolidated Statements of Income. The CODM considers net income on a monthly basis when assessing performance of the segment. Net income is also used in competitive analysis by benchmarking to the Company’s competitors and establishing management’s compensation.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.

Within the reportable segment, there are significant expense categories regularly provided to the CODM and included in the measure of the segment’s net income as shown below:

	Fiscal Year

	2024	2023	2022
Net Sales	$14,883,231	$14,555,741	$14,204,717
Less:
Cost of merchandise sold	9,486,674	9,327,522	9,232,513
Personnel expense (a)	1,939,494	1,883,710	1,764,161
Depreciation and amortization	447,162	393,049	343,062
Other segment expenses (b)	1,542,369	1,472,548	1,430,038
Interest expense, net	54,592	46,510	30,633
Income tax expense	311,700	325,176	315,598
Segment net income	$1,101,240	$1,107,226	$1,088,712

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—
Consolidated net income	$1,101,240	$1,107,226	$1,088,712

(a) Personnel expenses include wages, salaries, and other forms of compensation related to personnel.
(b) Other segment expenses include occupancy expenses (including $611.8 million in rent expenses as disclosed in Note 5), advertising expenses, and other operating expenses within Selling, General, and Administrative expenses as described in Note 1.

Note 13 – Subsequent Events

On December 30, 2024, the Company completed its acquisition of Allivet, a privately-held online pet pharmacy, for $135.0 million. The deal was an all-cash transaction that the Company financed through its balance sheet. The acquisition of Allivet will complement and strengthen the Company’s portfolio offering for companion animals, equestrian and livestock customers and unlock new opportunities for growth.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 28, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2024, our disclosure controls and procedures were effective.

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

Item 9B.    Other Information

During the Company’s three fiscal months ended December 28, 2024, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The Company has an Insider Trading, Anti-Hedging and Pledging Policy governing the purchase, sale, and disposition of the Company’s securities by directors and team members, including officers, that is reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and applicable listing standards. For more information, please refer to the Insider Trading, Anti-Hedging and Pledging Policy filed herewith as Exhibit 19.

The remaining disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2025.

Item 11.        Executive Compensation

The disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2025.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2025, is incorporated herein by reference.

The following is a summary of our equity compensation plans as of December 28, 2024, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	6,897,966	(a)	$31.43	(b)	38,545,609
Employee Stock Purchase Plan	—		—		11,450,668
Equity compensation plans not approved by security holders	—		—		—
Total	6,897,966		$31.43		49,996,277

(a) Includes 4,118,065 outstanding stock options, 2,012,535 unvested restricted stock units and 22,386 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 744,980 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2025, is incorporated herein by reference.

Item 14.        Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 15, 2025, is incorporated herein by reference.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

a)     1. Financial Statements

See Consolidated Financial Statements under Item 8 on pages 40 through 49 of this Form 10-K.

    2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

    3. Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 78 through 84 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 20, 2025	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2025
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2025
/s/ Edna K. Morris Edna K. Morris	Chairman of the Board	February 20, 2025
/s/ Joy Brown Joy Brown	Director	February 20, 2025
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 20, 2025
/s/ Meg Ham Meg Ham	Director	February 20, 2025
/s/ Andre J. Hawaux Andre J. Hawaux	Director	February 20, 2025
/s/ Denise L. Jackson Denise L. Jackson	Director	February 20, 2025
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 20, 2025
/s/ Mark J. Weikel Mark J. Weikel	Director	February 20, 2025

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation, as amended, of the Company (restated for SEC filing purposes only) (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

3.2
Certificate of Amendment to Restated Certificate of Incorporation, effective December 19, 2024 (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 20, 2024 and incorporated herein by reference).

3.3	Seventh Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2024, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

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

10.1
Tractor Supply Company Executive Deferred Compensation Plan, amended and restated effective January 1, 2023 (filed as Exhibit 10.1 to Registrant's Report on Form 10-K, filed with the Commission on February 23, 2024, and incorporated herein by reference). +

10.2
Tractor Supply Company 2006 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 27, 2006, and incorporated herein by reference).+

10.3
Second Amendment to the Tractor Supply Company 2006 Stock Incentive Plan, effective February 8, 2007 (filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 28, 2007, and incorporated herein by reference).+

10.4	Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 14, 2009, and incorporated herein by reference).+

10.5
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.6
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2009 Stock Incentive Plan (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 4, 2009, and incorporated herein by reference).+

10.7
Form of Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

10.8
Form of Deferred Stock Unit Award Agreement for Directors (filed as Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2009, and incorporated herein by reference).+

78

10.9
First Amendment to the Tractor Supply Company 2009 Stock Incentive Plan, effective February 4, 2015 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 18, 2015, and incorporated herein by reference).+

10.10
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, and incorporated herein by reference).

10.11*	Amended and Restated Tractor Supply Company 2018 Omnibus Incentive Plan

10.12
Form of Nonqualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.13
Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.14
Form of Performance Share Unit Agreement for Officers under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2018, and incorporated herein by reference).+

10.15
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

10.18
Employment Agreement, dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on December 6, 2019, and incorporated herein by reference).+

10.19
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

10.21
First Amendment to Note Purchase and Private Shelf Agreement, dated October 16, 2020, by and among Tractor Supply Company, certain subsidiaries of Tractor Supply Company, PGIM, Inc. and certain affiliates of PGIM, Inc (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 22, 2020, and incorporated herein by reference).

10.22
Second Amendment to Note Purchase and Private Shelf Agreement, dated November 4, 2020, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on November 5, 2020, and incorporated herein by reference).

10.23
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

10.25
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

10.26
Form of Nonqualifed Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 17, 2022). +

79

10.27
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and Above) (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

10.28
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO) (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

10.29
Third Amendment to Note Purchase and Private Shelf Agreement, dated September 30, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed with the Commission on October 5, 2022, and incorporated herein by reference).

10.30
Credit Agreement, dated as of September 30, 2022, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.31
Fourth Amendment to Note Purchase and Private Shelf Agreement, dated November 2, 2022, by and among Tractor Supply Company, PGIM, Inc. and the other noteholders (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).

10.32
Form of Omnibus Amendment to Non-Qualified Stock Option Grant Agreements (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2022, and incorporated herein by reference).+

10.33
Letter Agreement, dated as of February 9, 2023, amending the Employment Agreement dated December 4, 2019, by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.34
Amended and Restated Change in Control Agreement, dated February 9, 2023 by and between Tractor Supply Company and Harry A. Lawton III (filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.35
Form of Amended and Restated Change in Control Agreement, dated as February 9, 2023 (filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).

10.36
Amended and Restated Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO Grant Made in 2022), dated as of February 9, 2023 (filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference). +

10.37
Amended and Restated Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO Grant Made in 2021), dated as of February 9, 2023 (filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Commission on February 9, 2023, and incorporated herein by reference).+

10.38
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and Above) (filed as Exhibit 10.62 to Registrant's Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

10.39
Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO) (filed as Exhibit 10.63 to Registrant's Annual Report on Form 10-K, filed with the Commission on February 23, 2023). +

19*	Insider Trading, Anti-Hedging and Pledging Policy

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Tractor Supply Company Compensation Clawback Policy (filed as Exhibit 97.1 to Registrant's Annual Report on Form 10-K, filed with the Commission on February 23, 2023).

80

101* The following financial information from our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on February 20, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 28, 2024 and December 30, 2023, (ii) the Consolidated Statements of Income for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, and (vi) the Notes to Consolidated Financial Statements.

104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
** Furnished herewith
+           Management contract or compensatory plan or arrangement

81