Form 10-Q
period 2025-03-29
TRACTOR SUPPLY CO /DE/
filed 2025-05-08
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 26, 2025
Common Stock, $0.008 par value	530,202,933

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 29, 2025	March 30, 2024
Net sales	$3,466,952	$3,394,834
Cost of merchandise sold	2,211,530	2,173,980
Gross profit	1,255,422	1,220,854
Selling, general and administrative expenses	886,206	853,436
Depreciation and amortization	120,079	104,293
Operating income	249,137	263,125
Interest expense, net	19,641	11,902
Income before income taxes	229,496	251,223
Income tax expense	50,127	53,056
Net income	$179,369	$198,167

Net income per share – basic (a)	$0.34	$0.37
Net income per share – diluted (a)	$0.34	$0.37

Weighted average shares outstanding: (a)
Basic	531,730	539,730
Diluted	534,099	542,638

Dividends declared per common share outstanding (a)	$0.23	$0.22

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 29,	December 28,	March 30,
	2025	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$231,717	$251,491	$264,085
Inventories	3,213,885	2,840,177	3,048,719
Prepaid expenses and other current assets	210,480	196,614	206,680
Income taxes receivable	—	21,635	—
Total current assets	3,656,082	3,309,917	3,519,484
Property and equipment, net	2,752,137	2,727,436	2,496,948
Operating lease right-of-use assets	3,502,880	3,415,444	3,188,973
Goodwill and other intangible assets	400,656	269,520	269,520
Other assets	73,562	83,168	80,029
Total assets	$10,385,317	$9,805,485	$9,554,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,559,210	$1,236,177	$1,515,681
Accrued employee compensation	17,487	100,853	22,880
Other accrued expenses	587,800	581,971	559,688
Current portion of finance lease liabilities	2,847	3,300	3,359
Current portion of operating lease liabilities	403,600	396,892	376,816
Income taxes payable	29,570	—	39,331
Total current liabilities	2,600,514	2,319,193	2,517,755
Long-term debt	2,082,721	1,831,969	1,729,715
Finance lease liabilities, less current portion	24,289	27,983	30,530
Operating lease liabilities, less current portion	3,248,270	3,164,273	2,944,002
Deferred income taxes	41,649	44,320	68,489
Other long-term liabilities	149,334	147,413	140,452
Total liabilities	8,146,777	7,535,151	7,430,943
Stockholders’ equity:
Common stock (a)	7,123	7,116	7,110
Additional paid-in capital (a)	1,382,807	1,376,532	1,326,920
Treasury stock	(6,119,065)	(6,025,238)	(5,577,398)
Accumulated other comprehensive income	—	1,217	6,062
Retained earnings	6,967,675	6,910,707	6,361,317
Total stockholders’ equity	2,238,540	2,270,334	2,124,011
Total liabilities and stockholders’ equity	$10,385,317	$9,805,485	$9,554,954

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands)(a): $0.008 par value; 2,000,000 shares authorized for all periods presented. 890,324, 889,548, and 888,719 shares issued; 531,240, 532,191, and 539,457 shares outstanding at March 29, 2025, December 28, 2024, and March 30, 2024, respectively.
Treasury Stock (at cost, shares in thousands)(a): 359,084, 357,357, and 349,262 shares at March 29, 2025, December 28, 2024, and March 30, 2024, respectively.

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

2

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 29, 2025	March 30, 2024
Net income	$179,369	$198,167
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	(1,217)	(731)
Total other comprehensive loss	(1,217)	(731)
Total comprehensive income	$178,152	$197,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009				7,016
Share-based compensation expense			13,226				13,226
Repurchase of shares to satisfy tax obligations			(13,960)				(13,960)
Repurchase of common stock	(1,727)			(93,827)			(93,827)
Cash dividends paid to stockholders						(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes					(1,217)		(1,217)
Net income						179,369	179,369
Stockholders’ equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

	Common Stock (a)		Additional Paid-in Capital (a)	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	539,878	$7,093	$1,312,772	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	2,060	17	21,701				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(2,481)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	539,457	$7,110	$1,326,920	$(5,577,398)	$6,062	$6,361,317	$2,124,011

(a) All Common Stock share and related dollar information as well as Additional Paid-in Capital has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$179,369	$198,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,079	104,293
(Gain)/loss on disposition of property and equipment	(17,415)	1,305
Share-based compensation expense	13,226	14,448
Deferred income taxes	1,677	9,137
Change in assets and liabilities:
Inventories	(355,486)	(402,865)
Prepaid expenses and other current assets	(11,320)	4,320
Accounts payable	311,807	335,878
Accrued employee compensation	(83,666)	(68,598)
Other accrued expenses	2,609	20,193
Income taxes	46,526	41,792
Other	9,369	(662)
Net cash provided by operating activities	216,775	257,408
Cash flows from investing activities:
Capital expenditures	(141,280)	(157,199)
Proceeds from sale of property and equipment	20,851	4,943
Acquisition of Allivet, net of cash acquired	(140,625)	—
Net cash used in investing activities	(261,054)	(152,256)
Cash flows from financing activities:
Borrowings under debt facilities	605,000	150,000
Repayments under debt facilities	(355,000)	(150,000)
Principal payments under finance lease liabilities	(1,068)	(1,203)
Repurchase of shares to satisfy tax obligations	(13,960)	(22,001)
Repurchase of common stock	(95,082)	(117,843)
Net proceeds from issuance of common stock	7,016	21,718
Cash dividends paid to stockholders	(122,401)	(118,809)
Net cash provided by/(used in) financing activities	24,505	(238,138)
Net decrease in cash and cash equivalents	(19,774)	(132,986)
Cash and cash equivalents at beginning of period	251,491	397,071
Cash and cash equivalents at end of period	$231,717	$264,085

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,367	$3,903
Income taxes	1,684	1,775

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$84,731	$65,821
Increase in operating lease liabilities resulting from new or modified right-of-use assets	185,552	139,094
Decrease in finance lease liabilities resulting from new or modified right-of-use assets	(3,406)	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At March 29, 2025, the Company operated a total of 2,517 retail stores in 49 states (2,311 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in Allivet for a purchase price of $135.0 million. The acquisition was financed with cash-on-hand from the balance sheet.

Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.  The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU is required to be adopted for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied on either a prospective basis to financial statements issued for reporting periods after the effective date of the update, or on a retrospective basis to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $43.5 million, $34.8 million, and $42.6 million at March 29, 2025, December 28, 2024, and March 30, 2024, respectively.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term credit card receivables, trade payables, and debt instruments.  Due to their short-term nature, the carrying values of cash and cash equivalents, short-term credit card receivables, and trade payables approximate current fair value at each balance sheet date.

As described in further detail in Note 6 to the Consolidated Financial Statements, the Company had $2.10 billion, $1.85 billion and $1.75 billion in borrowings under its debt facilities at March 29, 2025, December 28, 2024 and March 30, 2024, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	March 29, 2025		December 28, 2024		March 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$642,316	$552,045	$641,972	$542,191	$640,940	$528,385
5.25% Senior Notes	$742,101	$754,223	$741,857	$746,573	$741,124	$754,838

The Company's interest rate swap is carried at fair value, which is determined based on the present value of expected future cash flows using forward rate curves, which is considered a Level 2 input. In accordance with hedge accounting, the gains and losses on interest rate swaps that are designated and qualify as cash flow hedges are recorded as a component of Other Comprehensive Income, net of related income taxes, and reclassified into earnings in the same income statement line and period in which the hedged transactions affect earnings. The interest rate swap agreement matured in the first quarter of fiscal 2025. The fair value of the interest rate swap, excluding accrued interest, was as follows (in thousands):

	Fair Value Measurements at
	March 29, 2025	December 28, 2024	March 30, 2024
Interest rate swap assets (Level 2)	$—	$1,600	$8,102

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal three months ended March 29, 2025.

Share-based compensation expense was $13.2 million and $14.4 million for the first quarter of fiscal 2025 and 2024, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first three months of fiscal 2025:

Fiscal Three Months Ended
March 29, 2025
Stock options granted	636,169
Weighted average exercise price	$54.97
Weighted average grant date fair value per option	$13.37

As of March 29, 2025, total unrecognized compensation expense related to non-vested stock options was approximately $14.8 million with a remaining weighted average expense recognition period of 2.2 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first three months of fiscal 2025:

Fiscal Three Months Ended
March 29, 2025
Restricted Stock Unit Activity
Awards granted	918,023
Weighted average grant date fair value per share	$52.97
Performance-Based Restricted Share Unit Activity
Awards granted (a)	263,598
Weighted average grant date fair value per share - awards granted	$54.90
Performance adjustment (b)	(157,117)
Weighted average grant date fair value per share - performance adjustment	$44.75

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2025 based on actual achievement of performance targets.

In the first three months of fiscal 2025, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of March 29, 2025, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $113.0 million with a remaining weighted average expense recognition period of 2.4 years.

Note 4 - Acquisition of Allivet

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Pursuant to the agreement governing the Transaction, the Company acquired 100% of the equity interest in Allivet for a purchase price of $135.0 million, which excludes adjustments for working capital, acquired cash, and other transaction related payments. The acquisition was financed with cash-on-hand from the balance sheet.

Preliminary Allocation of the Purchase Price

The Company has applied the acquisition method of accounting for the Allivet acquisition, in accordance with ASC 805 “Business Combinations,” with respect to the identifiable assets and liabilities of Allivet which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Level 2 and Level 3 inputs are described in further detail in Note 2 to the Consolidated Financial Statements. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

Although the determination of the preliminary fair values is substantially complete, certain fair value estimates are based on preliminary information and are subject to change during the measurement period, which ends once the Company has determined that it has obtained all necessary information that existed as of the acquisition date or has determined that such information is unavailable and cannot extend beyond one year from the acquisition date. At March 29, 2025, the fair values that are based on preliminary information relate primarily to intangible assets, property and equipment, leases, inventory, and certain working capital adjustments. The amount of consideration transferred that exceeds the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected synergies the acquisition of Allivet will bring to the Company’s portfolio offering for companion animal, equestrian, and livestock customers, and the additional growth opportunities expected to open up as a result of acquiring Allivet.

The purchase consideration and preliminary estimated fair value of Allivet’s net assets acquired on December 30, 2024 are shown below (in thousands):

Preliminary allocation of the purchase price
Fair value of assets acquired
Cash and cash equivalents	$2,905
Inventories	18,227
Prepaid expenses and other current assets	4,635
Property and equipment	10,779
Operating lease right-of-use assets	3,124
Identifiable intangible assets	25,000
Total assets acquired	64,670
Less: liabilities assumed
Accounts payable	11,227
Other accrued expenses	2,537
Current portion of operating lease liabilities	728
Deferred income taxes	8,348
Operating lease liabilities, less current portion	1,649
Other long-term liabilities	45
Total liabilities assumed	24,534
Goodwill	102,706
Total fair value of consideration transferred	$142,842

Transaction costs related to the Allivet acquisition were expensed as incurred and are included in the selling, general, and administrative expenses in the Consolidated Statements of Income.

The results of operations of Allivet have been included in the Consolidated Financial Statements since the date of the acquisition.

Note 5 – Net Income Per Share

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

	Fiscal Three Months Ended
	March 29, 2025			March 30, 2024
	Income	Shares	Per Share Amount	Income	Shares(a)	Per Share Amount(a)
Basic net income per share:	$179,369	531,730	$0.34	$198,167	539,730	$0.37
Dilutive effect of share-based awards	—	2,369	—	—	2,908	—
Diluted net income per share:	$179,369	534,099	$0.34	$198,167	542,638	$0.37

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.4 million shares for the fiscal three months ended March 29, 2025 and approximately 1.6 million shares for fiscal three months ended March 30, 2024.

Note 6 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 29, 2025	December 28, 2024	March 30, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	550.0	300.0	200.0
Total outstanding borrowings	2,100.0	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(17.3)	(18.0)	(20.3)
Total debt	2,082.7	1,832.0	1,729.7
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,082.7	$1,832.0	$1,729.7

Outstanding letters of credit	$76.8	$74.1	$62.2

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (7.500% at March 29, 2025) plus an additional amount ranging from 0.000% to 0.250% (0.000% at March 29, 2025) or at adjusted Secured Overnight Financing Rate (4.324% at March 29, 2025) plus an additional amount ranging from 0.750% to 1.250% (1.000% at March 29, 2025), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at March 29, 2025), adjusted based on the Company’s public credit ratings.

The Company previously entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement matured in the first quarter of fiscal 2025.

Covenants and Default Provisions of the Debt Agreements

As of March 29, 2025, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of March 29, 2025, the Company was in compliance with all debt covenants.

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

Dividends

During the first three months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

February 5, 2024	$0.22	February 26, 2024	March 12, 2024

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

Note 8 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 29, 2025, the Company had remaining authorization under the share repurchase program of $1.39 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months ended March 29, 2025 and March 30, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 29, 2025	March 30, 2024
Total number of shares repurchased (a)	1,727	2,481
Average price paid per share (a)	$54.39	$47.31
Total cost of share repurchases (b)	$93,827	$118,543
(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.
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

Note 9 – Income Taxes

The Company’s effective income tax rate was 21.8% in the first quarter of fiscal 2025 compared to 21.1% in the first quarter of fiscal 2024. The increase in the effective income tax rate in the first three months of fiscal 2025 compared to the corresponding period in fiscal 2024 was driven primarily by a decrease in stock compensation activity.

Note 10 – Commitments and Contingencies

Letters of Credit

At March 29, 2025, the Company had $76.8 million in outstanding letters of credit.

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

Note 11 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three months ended March 29, 2025 and March 30, 2024:

	Fiscal Three Months Ended
Product Category	March 29, 2025	March 30, 2024
Livestock, Equine & Agriculture (a)	28%	28%
Companion Animal (b)	28%	27%
Seasonal & Recreation (c)	21%	21%
Truck, Tool & Hardware (d)	14%	15%
Clothing, Gift & Décor (e)	9%	9%
Total	100%	100%

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

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended

	March 29, 2025	March 30, 2024
Net Sales	$3,466,952	$3,394,834
Less:
Cost of merchandise sold	2,211,530	2,173,980
Personnel expense (a)	489,287	469,991
Depreciation and amortization	120,079	104,293
Other segment expenses (b)	396,919	383,445
Interest expense, net	19,641	11,902
Income tax expense	50,127	53,056
Segment net income	$179,369	$198,167

Reconciliation of segment profit:
Adjustments and reconciling items	—	—
Consolidated net income	$179,369	$198,167

(a) Personnel expenses include wages, salaries, and other forms of personnel compensation.
(b) Other segment expenses include occupancy expenses, advertising expenses, and other operating expenses within Selling, General, and Administrative expenses as described in Note 1 of the Company’s 2024 Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors, in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K, including the impact of the recent tariff announcements and the corresponding macroeconomic pressures, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environment in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2024 Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and length of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends, but there is no guarantee that we will be able to successfully execute this strategy. For more information regarding the risks we face in this regard, see Item 1A. “Risk Factors—Weather and Climate Risks” in our 2024 Form 10-K.

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. Allivet sales will be considered comparable store sales one year after the transaction close date of December 30, 2024. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP.

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

	For the Fiscal Three
	Months Ended
	March 29, 2025	March 30, 2024
Net sales	100.00%	100.00%
Cost of merchandise sold	63.79	64.04
Gross profit	36.21	35.96
Selling, general and administrative expenses	25.56	25.14
Depreciation and amortization	3.46	3.07
Operating income	7.19	7.75
Interest expense, net	0.57	0.35
Income before income taxes	6.62	7.40
Income tax expense	1.45	1.56
Net income	5.17%	5.84%

Fiscal Three Months (First Quarter) Ended March 29, 2025 and March 30, 2024

Net sales for the first quarter of fiscal 2025 increased 2.1% to $3.47 billion from $3.39 billion in the first quarter of fiscal 2024. The increase in net sales was driven by new store openings and the contribution from Allivet, partially offset by the comparable store sales decrease of 0.9%. In the first quarter of fiscal 2024, net sales increased 2.9% and comparable store sales increased 1.1%.

The comparable store sales results for the first quarter of fiscal 2025 included a comparable average transaction count increase of 2.1% and a comparable average ticket decrease of 2.9%. Comparable average transaction count growth reflects strength in year-round categories including consumable, usable and edible products and winter seasonal merchandise. Transaction growth was offset by a lower average ticket, driven primarily by a negative product mix from lower spring seasonal goods including related big ticket categories.

Sales from new stores, including Allivet sales, were $97.9 million for the first quarter of fiscal 2025, which represented 2.9 percentage points of the 2.1% net sales increase over first quarter fiscal 2024 net sales. For the first quarter of fiscal 2024, sales from stores open less than one year were $65.3 million, which represented 2.0 percentage points of the 2.9% increase over first quarter fiscal 2023 net sales.

The following table summarizes store growth for the fiscal three months ended March 29, 2025 and March 30, 2024:

	Fiscal Three Months Ended
Store Count Information:	March 29, 2025	March 30, 2024
Tractor Supply
Beginning of period	2,296	2,216
New stores opened	15	17
Stores closed	—	—
End of period	2,311	2,233
Petsense by Tractor Supply
Beginning of period	206	198
New stores opened	2	4
Stores closed	(2)	—
End of period	206	202
Consolidated end of period	2,517	2,435
Stores relocated	3	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 29, 2025 and March 30, 2024:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 29, 2025	March 30, 2024
Livestock, Equine, & Agriculture	28%	28%
Companion Animal	28%	27%
Seasonal & Recreation	21%	21%
Truck, Tool, & Hardware	14%	15%
Clothing, Gift, & Décor	9%	9%
Total	100%	100%

Gross profit increased 2.8% to $1.26 billion for the first quarter of fiscal 2025 from $1.22 billion for the first quarter of fiscal 2024. As a percent of net sales, gross margin in the first quarter of fiscal 2025 increased 25 basis points to 36.2% from 36.0% in the first quarter of fiscal 2024. The gross margin rate increase was primarily attributable to disciplined product cost management and the continued execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 5.1% to $1.01 billion for the first quarter of fiscal 2025 from $957.7 million for the first quarter of fiscal 2024. As a percent of net sales, SG&A expenses increased 81 basis points to 29.0% from 28.2% in the first quarter of fiscal 2024. The increase in SG&A as a percent of net sales was primarily attributable to planned growth investments, which included higher depreciation and amortization and the operations of the Company’s tenth distribution center, and deleverage of fixed costs given the comparable store sales decline. These factors were partially offset by ongoing focus on productivity and cost control, as well as a modest benefit from the Company’s ongoing sale-leaseback strategy.

Operating income for the first quarter of fiscal 2025 decreased 5.3% to $249.1 million from $263.1 million in the first quarter of fiscal 2024.

The effective income tax rate was 21.8% in the first quarter of fiscal 2025 compared to 21.1% in the first quarter of fiscal 2024. The increase in the effective income tax rate in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 was driven primarily by a decrease in stock compensation activity.

Net income for the first quarter of fiscal 2025 decreased 9.5% to $179.4 million, or $0.34 per diluted share, as compared to net income of $198.2 million, or $0.37 per diluted share, for the first quarter of fiscal 2024.

During the first quarter of fiscal 2025, we repurchased approximately 1.7 million shares of the Company’s common stock at a total cost of $94.0 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $122.4 million, returning $216.4 million of capital to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 29, 2025	December 28, 2024	March 30, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	550.0	300.0	200.0
Total outstanding borrowings	2,100.0	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(17.3)	(18.0)	(20.3)
Total debt	2,082.7	1,832.0	1,729.7
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,082.7	$1,832.0	$1,729.7

Outstanding letters of credit	$76.8	$74.1	$62.2
(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

For additional information about the Company’s debt and credit facilities, refer to Note 6 to the Consolidated Financial Statements.

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $216.8 million and $257.4 million in the first three months of fiscal 2025 and fiscal 2024, respectively.  The $40.6 million decrease in net cash provided by operating activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 29, 2025	March 30, 2024	Variance
Net income	$179.4	$198.2	$(18.8)
Depreciation and amortization	120.1	104.3	15.8
(Gain)/loss on disposition of property and equipment	(17.4)	1.3	(18.7)
Share-based compensation expense	13.2	14.4	(1.2)
Deferred income taxes	1.7	9.1	(7.4)
Inventories and accounts payable	(43.7)	(67.0)	23.3
Prepaid expenses and other current assets	(11.3)	4.3	(15.6)
Accrued expenses	(81.1)	(48.4)	(32.7)
Income taxes	46.5	41.8	4.7
Other, net	9.4	(0.6)	10.0
Net cash provided by operating activities	$216.8	$257.4	$(40.6)
Note: Amounts may not sum to totals due to rounding.

The $40.6 million decrease in net cash provided by operating activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 was primarily driven by the change in accrued expenses, resulting from the timing of accruals and related payments, as well as the decrease in net income year over year.

Cash Flows Used in Investing Activities

Investing activities used net cash of $261.1 million and $152.3 million in the first three months of fiscal 2025 and fiscal 2024, respectively. The $108.7 million increase in net cash used in investing activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 is due to changes in the following investing activities (in millions):

	Fiscal Three Months Ended
	March 29, 2025	March 30, 2024	Variance
New stores, relocated stores and stores not yet opened	$(59.5)	$(61.7)	$2.2
Existing stores	(43.0)	(57.8)	14.8
Information technology	(26.0)	(24.4)	(1.6)
Distribution center capacity and improvements	(8.0)	(13.1)	5.1
Corporate and other	(4.8)	(0.2)	(4.6)
Total capital expenditures	(141.3)	(157.2)	15.9
Proceeds from sale of property and equipment	20.9	4.9	16.0
Acquisition of Allivet, net of cash acquired	(140.6)	$—	(140.6)
Net cash used in investing activities	$(261.0)	$(152.3)	$(108.7)
Note: Amounts may not sum to totals due to rounding.

The capital expenditures for new stores, relocated stores and stores not yet opened in the first three months of fiscal 2025 included 15 new Tractor Supply stores compared to 17 new Tractor Supply stores during the first three months of fiscal 2024. The Company also opened two new Petsense by Tractor Supply stores during the first three months of fiscal 2025 compared to four new stores during the first three months of fiscal 2024.

The decrease in capital expenditures for existing stores in the first three months of fiscal 2025 as compared to the first three months of fiscal 2024 primarily reflects the timing of spend related to internal space productivity and side lot garden center transformations.

Capital expenditures for information technology represent continued support of our store growth and our Digital initiatives, as well as improvements in security and compliance and other strategic initiatives.

The decrease in capital expenditures for distribution center capacity and improvements in the first three months of fiscal 2025 as compared to the first three months of fiscal 2024 primarily reflects a reduction in distribution center construction projects. The first quarter of fiscal 2024 reflects costs related to the Maumelle, Arkansas distribution center, which began operations in the second quarter of fiscal 2024. The first quarter of fiscal 2025 reflects costs related to existing distribution center improvements.

Our projected capital expenditures, net of sale leaseback proceeds, for fiscal 2025 are currently estimated to be in the range of approximately $650.0 million to $725.0 million. The capital expenditures include a plan to open approximately 90 Tractor Supply stores, continue Project Fusion remodels and side lot garden center transformations, begin construction on our Nampa, Idaho distribution center, and open approximately 10 new Petsense by Tractor Supply stores.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Net cash used in investing activities includes the cash used for the acquisition of Allivet, net of cash acquired as part of the transaction.

Cash Flows Used in Financing Activities

Financing activities provided net cash of $24.5 million in the first three months of fiscal 2025 compared to using net cash of $238.1 million in the first three months of fiscal 2024. The $262.6 million change in net cash provided by financing activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 29, 2025	March 30, 2024	Variance
Net borrowings and repayments under debt facilities	$250.0	$—	$250.0
Repurchase of common stock	(95.1)	(117.8)	22.7
Cash dividends paid to stockholders	(122.4)	(118.8)	(3.6)
Net proceeds from issuance of common stock	7.0	21.7	(14.7)
Other, net	(15.0)	(23.2)	8.2
Net cash provided by/(used in) financing activities	$24.5	$(238.1)	$262.6
Note: Amounts may not sum to totals due to rounding.

The $262.6 million change in net cash provided by financing activities in the first three months of fiscal 2025 compared to the first three months of fiscal 2024 is primarily due to incremental borrowing under the Company’s Revolving Credit Facility in the current period.

Dividends

During the first three months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

February 5, 2024	$0.22	February 26, 2024	March 12, 2024

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

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

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 29, 2025, the Company had remaining authorization under the share repurchase program of $1.39 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three months ended March 29, 2025 and March 30, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 29, 2025	March 30, 2024
Total number of shares repurchased (a)	1,727	2,481
Average price paid per share (a)	$54.39	$47.31
Total cost of share repurchases (b)	$93,827	$118,543
(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of March 29, 2025, there has been no other material change in the information disclosed in the 2024 Form 10-K for the fiscal year ended December 28, 2024.

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

See Note 1 to the Consolidated Financial Statements in our 2024 Form 10-K for a discussion of the Company’s critical accounting policies.  The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies.  In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2024 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 29, 2025, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of March 29, 2025, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of March 29, 2025.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2025, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 10 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2024 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our 2024 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

The risk factor set forth in our 2024 Form 10-K under the heading “We face risks associated with vendors from whom our products are sourced” is replaced in its entirety with the new risk factor set forth below:

We face risks associated with vendors from whom our products are sourced.

The products we sell are sourced from a variety of domestic and international vendors. We have agreements with our vendors in which the vendors agree to comply with applicable laws, including labor and environmental laws, and to indemnify us against certain liabilities and costs. Our ability to recover liabilities and costs under these vendor agreements is dependent upon the financial condition and integrity of the vendors. We rely on long-term relationships with our suppliers but have no significant long-term contracts with such suppliers. Our future success will depend in large measure upon our ability to maintain our existing supplier relationships or to develop new ones. This reliance exposes us to the risk of inadequate and untimely supplies of various products due to political, economic, social, global health, or environmental conditions, transportation delays, or changes in laws and regulations affecting distribution, including the imposition of higher tariffs or other changes in trade policies, including those new tariffs that have commenced in 2025, especially those impacting imports from China, and retaliatory tariffs and other restrictions on trade that have resulted and may result in the future. Our vendors may be forced to reduce their production, shut down their operations or file for bankruptcy protection, which could make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.

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

We rely on foreign manufacturers for various products that we sell. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. As an importer, our business is subject to the risks generally associated with doing business internationally, such as domestic and foreign governmental regulations, economic disruptions, global or regional health epidemics, delays in shipments, transportation capacity and costs, currency exchange rates, changes in political or economic conditions in countries from which we purchase products, and changes in consumer or supplier behavior in response to geopolitical instability and hostility. Our costs and relationships with certain of our suppliers have been negatively impacted by recent changes in tariffs, and may be further impacted in the future, and we cannot guarantee that we will be able to identify and contract with replacement suppliers on favorable terms or at all. If any such factors were to render the conduct of business in particular countries undesirable or impractical or if additional U.S. quotas, duties, tariffs, taxes, or other charges or restrictions were imposed upon the importation of our products in the future, our financial condition and results of operations could be materially adversely affected.

The economic landscape in the U.S. contains uncertainty with respect to tax and trade policies, tariffs and regulations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported products or retaliatory actions by countries affected by changes in U.S. tax and trade policies, could have a material adverse effect on our business, results of operations, and financial condition.

The risk factor set forth in our 2024 Form 10-K under the heading “We rely on manufacturers located in foreign countries, including China, for merchandise. Additionally, a portion of our domestically purchased merchandise is manufactured abroad. Our business may be materially adversely affected by risks associated with international trade, including the impact of current or potential tariffs by the U.S. with respect to certain consumer goods imported from China” is replaced in its entirety with the new risk factor set forth below:

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

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs and barriers to trade. The imposition of tariffs on imported products has increased our costs and could result in reduced sales and profits. The changes in certain tax and trade policies, tariffs and other regulations affecting trade between the U.S. and other countries enacted have increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs or trade relations may change in the future, and additional changes could could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

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

Through our enterprise risk management, we continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail selling prices. As a result of the recent tariff increases, some of our suppliers have experienced an increase in prices for certain products or product inputs, and we cannot guarantee that we will not experience further negative effects, including the potential of increased costs, reduced access to certain products, and reduced demand for our products. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, further impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2025 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
December 29, 2024 - January 25, 2025	(a)	729,407	$54.20	729,407	$447,805,018
January 26, 2025 - February 22, 2025	(a)	448,117	54.84	187,500	1,437,192,428
February 23, 2025 - March 29, 2025	(a)	810,300	54.06	810,300	1,393,397,825
Total		1,987,824	$54.29	1,727,207	$1,393,397,825

(a) The number of shares purchased and average price paid per share includes 0, 260,617, and 0 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of December 29, 2024 - January 25, 2025, January 26, 2025 - February 22, 2025, and February 23, 2025 - March 29, 2025, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 11, 2025, J. Seth Estep, the Company’s Chief Merchandising Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Estep’s 10b5-1 Plan provides for the potential sale of up to 92,455 shares of the Company’s common stock that Mr. Estep may acquire upon exercise of options. The plan commences on May 19, 2025 and will terminate on the earlier of the date all the shares under the plan are sold or October 24, 2025.

On February 14, 2025, Denise Jackson, a Director of the Company, entered into a10b5-1 Plan. Ms. Jackson’s 10b5-1 Plan provides for the potential sale of up to 10,345 shares of the Company’s common stock. The plan commences on May 19, 2025 and will terminate on the earlier of the date all the shares under the plan are sold or October 24, 2025.

On February 20, 2025, Kurt Barton, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, entered into a 10b5-1 Plan. Mr. Barton’s 10b5-1 Plan provides for the potential sale of up to 189,725 shares of the Company’s common stock, including the sale of up to 168,195 shares of the Company’s common stock that Mr. Barton may acquire upon exercise of options. The plan commences on May 23, 2025 and will terminate on the earlier of the date all the shares under the plan are sold or April 27, 2026.

On February 21, 2025, Robert Mills, the Company’s Chief Technology, Digital Commerce, and Strategy Officer, entered into a 10b5-1 Plan. Mr. Mills’ 10b5-1 Plan provides for the potential sale of up to 87,250 shares of the Company’s common stock that Mr. Mills may acquire upon exercise of options. The plan commences on May 23, 2025 and will terminate on the earlier of the date all the shares under the plan are sold or December 31, 2025.

On February 21, 2025, Noni Ellison, the Company’s Senior Vice President — General Counsel and Corporate Secretary, entered into a 10b5-1 Plan. Ms. Ellison’s 10b5-1 Plan provides for the potential sale of up to 5,200 shares of the Company’s common stock. The plan commences on May 23, 2025 and will terminate on the earlier of the date all the shares under the plan are sold or December 31, 2025.

Item 6.  Exhibits

Exhibit

10.1        Amended and Restated Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.11 to
Annual Report on Form 10-K, filed with the Commission on February 20, 2025, and incorporated herein by reference).

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 8, 2025	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

