Form 10-Q
period 2025-06-28
TRACTOR SUPPLY CO /DE/
filed 2025-08-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2025
Common Stock, $0.008 par value	529,951,669

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$4,439,729	$4,246,622	$7,906,682	$7,641,456
Cost of merchandise sold	2,799,755	2,690,996	5,011,285	4,864,976
Gross profit	1,639,974	1,555,626	2,895,397	2,776,480
Selling, general and administrative expenses	940,063	884,903	1,826,269	1,738,338
Depreciation and amortization	122,099	109,265	242,179	213,558
Operating income	577,812	561,458	826,949	824,584
Interest expense, net	17,983	11,612	37,624	23,514
Income before income taxes	559,829	549,846	789,325	801,070
Income tax expense	129,786	124,650	179,913	177,707
Net income	$430,043	$425,196	$609,412	$623,363

Net income per share – basic (a)	$0.81	$0.79	$1.15	$1.16
Net income per share – diluted (a)	$0.81	$0.79	$1.14	$1.15

Weighted average shares outstanding: (a)
Basic	530,331	538,649	531,030	539,189
Diluted	532,205	541,175	533,152	541,907

Dividends declared per common share outstanding (a)	$0.23	$0.22	$0.46	$0.44

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 28,	December 28,	June 29,
	2025	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$225,810	$251,491	$394,748
Inventories	3,090,306	2,840,177	3,000,033
Prepaid expenses and other current assets	227,649	196,614	244,844
Income taxes receivable	—	21,635	—
Total current assets	3,543,765	3,309,917	3,639,625
Property and equipment, net	2,884,660	2,727,436	2,566,723
Operating lease right-of-use assets	3,655,729	3,415,444	3,225,156
Goodwill and other intangible assets	399,622	269,520	269,520
Other assets	75,019	83,168	83,500
Total assets	$10,558,795	$9,805,485	$9,784,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,519,094	$1,236,177	$1,436,520
Accrued employee compensation	72,305	100,853	69,920
Other accrued expenses	614,221	581,971	557,721
Current portion of finance lease liabilities	3,437	3,300	3,405
Current portion of operating lease liabilities	410,249	396,892	382,111
Income taxes payable	143,346	—	94,858
Total current liabilities	2,762,652	2,319,193	2,544,535
Long-term debt	1,673,472	1,831,969	1,730,467
Finance lease liabilities, less current portion	26,318	27,983	29,661
Operating lease liabilities, less current portion	3,443,879	3,164,273	2,980,876
Deferred income taxes	19,841	44,320	54,418
Other long-term liabilities	142,324	147,413	139,235
Total liabilities	8,068,486	7,535,151	7,479,192
Stockholders’ equity:
Common stock (a)	7,124	7,116	7,113
Additional paid-in capital (a)	1,399,333	1,376,532	1,343,508
Treasury stock	(6,191,887)	(6,025,238)	(5,717,944)
Accumulated other comprehensive income	—	1,217	4,680
Retained earnings	7,275,739	6,910,707	6,667,975
Total stockholders’ equity	2,490,309	2,270,334	2,305,332
Total liabilities and stockholders’ equity	$10,558,795	$9,805,485	$9,784,524

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands)(a): $0.008 par value; 2,000,000 shares authorized for all periods presented. 890,521, 889,548, and 889,050 shares issued; 529,990, 532,191, and 537,233 shares outstanding at June 28, 2025, December 28, 2024, and June 29, 2024, respectively.
Treasury Stock (at cost, shares in thousands)(a): 360,531, 357,357, and 351,817 shares at June 28, 2025, December 28, 2024, and June 29, 2024, respectively.

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$430,043	$425,196	$609,412	$623,363
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	—	(1,382)	(1,217)	(2,113)
Total other comprehensive loss	—	(1,382)	(1,217)	(2,113)
Total comprehensive income	$430,043	$423,814	$608,195	$621,250

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009				7,016
Share-based compensation expense			13,226				13,226
Repurchase of shares to satisfy tax obligations			(13,960)				(13,960)
Repurchase of common stock	(1,727)			(93,827)			(93,827)
Cash dividends paid to stockholders						(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes					(1,217)		(1,217)
Net income						179,369	179,369
Stockholders’ equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

Common stock issuance under stock award plans & ESPP	197	1	4,298				4,299
Share-based compensation expense			12,750				12,750
Repurchase of shares to satisfy tax obligations			(522)				(522)
Repurchase of common stock	(1,447)			(72,822)			(72,822)
Cash dividends paid to stockholders						(121,979)	(121,979)
Change in fair value of interest rate swaps, net of taxes					—		—
Net income						430,043	430,043
Stockholders’ equity at June 28, 2025	529,990	$7,124	$1,399,333	$(6,191,887)	$—	$7,275,739	$2,490,309

	Common Stock (a)		Additional Paid-in Capital (a)	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	539,878	$7,093	$1,312,772	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	2,060	17	21,701				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(2,481)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	539,457	$7,110	$1,326,920	$(5,577,398)	$6,062	$6,361,317	$2,124,011

Common stock issuance under stock award plans & ESPP	331	3	6,628				6,631
Share-based compensation expense			10,676				10,676
Repurchase of shares to satisfy tax obligations			(716)				(716)
Repurchase of common stock	(2,555)			(140,546)			(140,546)
Cash dividends paid to stockholders						(118,538)	(118,538)
Change in fair value of interest rate swaps, net of taxes					(1,382)		(1,382)
Net income						425,196	425,196
Stockholders’ equity at June 29, 2024	537,233	$7,113	$1,343,508	$(5,717,944)	$4,680	$6,667,975	$2,305,332

(a) All Common Stock share and related dollar information as well as Additional Paid-in Capital has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$609,412	$623,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,179	213,558
(Gain)/loss on disposition of property and equipment	(33,421)	(4,210)
Share-based compensation expense	25,976	25,124
Deferred income taxes	(24,054)	(10,712)
Change in assets and liabilities:
Inventories	(231,907)	(354,179)
Prepaid expenses and other current assets	(26,400)	(33,345)
Accounts payable	271,691	256,717
Accrued employee compensation	(28,848)	(21,558)
Other accrued expenses	(15,892)	19,996
Income taxes	160,308	97,319
Other	53,531	5,270
Net cash provided by operating activities	1,002,575	817,343
Cash flows from investing activities:
Capital expenditures	(351,644)	(349,818)
Proceeds from sale of property and equipment	42,906	18,487
Acquisition of Allivet, net of cash acquired	(139,936)	—
Net cash used in investing activities	(448,674)	(331,331)
Cash flows from financing activities:
Borrowings under debt facilities	1,315,000	335,000
Repayments under debt facilities	(1,475,000)	(335,000)
Principal payments under finance lease liabilities	(2,056)	(864)
Repurchase of shares to satisfy tax obligations	(14,482)	(22,717)
Repurchase of common stock	(169,979)	(255,756)
Net proceeds from issuance of common stock	11,315	28,349
Cash dividends paid to stockholders	(244,380)	(237,347)
Net cash used in financing activities	(579,582)	(488,335)
Net decrease in cash and cash equivalents	(25,681)	(2,323)
Cash and cash equivalents at beginning of period	251,491	397,071
Cash and cash equivalents at end of period	$225,810	$394,748

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$38,901	$30,203
Income taxes	42,818	89,875

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$130,807	$61,418
Increase in operating lease liabilities resulting from new or modified right-of-use assets	439,149	272,524
Decrease in finance lease liabilities resulting from new or modified right-of-use assets	(105)	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At June 28, 2025, the Company operated a total of 2,542 retail stores in 49 states (2,335 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $34.2 million, $34.8 million, and $33.1 million at June 28, 2025, December 28, 2024, and June 29, 2024, respectively.

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

As described in further detail in Note 6 to the Consolidated Financial Statements, the Company had $1.69 billion, $1.85 billion and $1.75 billion in borrowings under its debt facilities at June 28, 2025, December 28, 2024 and June 29, 2024, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	June 28, 2025		December 28, 2024		June 29, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$642,660	$562,426	$641,972	$542,191	$641,284	$527,527
5.25% Senior Notes	$742,346	$763,155	$741,857	$746,573	$741,368	$743,408

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

	Fair Value Measurements at
	June 28, 2025	December 28, 2024	June 29, 2024
Interest rate swap assets (Level 2)	$—	$1,600	$6,251

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal six months ended June 28, 2025.

Share-based compensation expense was $12.7 million and $10.7 million for the second quarter of fiscal 2025 and 2024, respectively, and $26.0 and $25.1 million for the first six months of fiscal 2025 and 2024, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first six months of fiscal 2025:

Fiscal Six Months Ended
June 28, 2025
Stock options granted	665,049
Weighted average exercise price	$54.85
Weighted average grant date fair value per option	$13.34

As of June 28, 2025, total unrecognized compensation expense related to non-vested stock options was approximately $12.8 million with a remaining weighted average expense recognition period of 2.1 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first six months of fiscal 2025:

Fiscal Six Months Ended
June 28, 2025
Restricted Stock Unit Activity
Awards granted	991,687
Weighted average grant date fair value per share	$52.82
Performance-Based Restricted Share Unit Activity
Awards granted (a)	273,703
Weighted average grant date fair value per share - awards granted	$54.80
Performance adjustment (b)	(157,117)
Weighted average grant date fair value per share - performance adjustment	$44.75

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2025 based on actual achievement of performance targets.

In the first six months of fiscal 2025, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of June 28, 2025, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $98.0 million with a remaining weighted average expense recognition period of 2.2 years.

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

Although the determination of the preliminary fair values is substantially complete, certain fair value estimates are based on preliminary information and are subject to change during the measurement period, which ends once the Company has determined that it has obtained all necessary information that existed as of the acquisition date or has determined that such information is unavailable and cannot extend beyond one year from the acquisition date. At June 28, 2025, the fair values that are based on preliminary information relate primarily to intangible assets, property and equipment, leases, inventory, and certain working capital adjustments. The amount of consideration transferred that exceeds the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected synergies the acquisition of Allivet will bring to the Company’s portfolio offering for companion animal, equestrian, and livestock customers, and the additional growth opportunities expected to open up as a result of acquiring Allivet.

The purchase consideration and preliminary estimated fair value of Allivet’s net assets acquired on December 30, 2024 are shown below (in thousands):

Preliminary allocation of the purchase price
Fair value of assets acquired
Cash and cash equivalents	$2,905
Inventories	18,227
Prepaid expenses and other current assets	4,635
Property and equipment	10,779
Operating lease right-of-use assets	3,124
Identifiable intangible assets	26,500
Total assets acquired	66,170
Less: liabilities assumed
Accounts payable	11,227
Other accrued expenses	3,037
Current portion of operating lease liabilities	728
Deferred income taxes	7,524
Operating lease liabilities, less current portion	1,649
Other long-term liabilities	45
Total liabilities assumed	24,210
Goodwill	100,882
Total fair value of consideration transferred	$142,842

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

	Fiscal Three Months Ended
	June 28, 2025			June 29, 2024
	Income	Shares	Per Share Amount	Income	Shares(a)	Per Share Amount(a)
Basic net income per share:	$430,043	530,331	$0.81	$425,196	538,649	$0.79
Dilutive effect of share-based awards	—	1,874	—	—	2,526	—
Diluted net income per share:	$430,043	532,205	$0.81	$425,196	541,175	$0.79

	Fiscal Six Months Ended
	June 28, 2025			June 29, 2024
	Income	Shares	Per Share Amount	Income	Shares(a)	Per Share Amount(a)
Basic net income per share:	$609,412	531,030	$1.15	$623,363	539,189	$1.16
Dilutive effect of share-based awards	—	2,122	(0.01)	—	2,718	(0.01)
Diluted net income per share:	$609,412	533,152	$1.14	$623,363	541,907	$1.15

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

Anti-dilutive stock awards excluded from the above calculations totaled approximately 1.3 million shares for the fiscal three months ended June 28, 2025 and approximately 1.1 million shares for the fiscal three months ended June 29, 2024. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.8 million shares for the fiscal six months ended June 28, 2025 and approximately 1.3 million shares for the fiscal six months ended June 29, 2024.

Note 6 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 28, 2025	December 28, 2024	June 29, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	140.0	300.0	200.0
Total outstanding borrowings	1,690.0	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(16.5)	(18.0)	(19.5)
Total debt	1,673.5	1,832.0	1,730.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,673.5	$1,832.0	$1,730.5

Outstanding letters of credit	$77.0	$74.1	$83.1

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (7.500% at June 28, 2025) plus an additional amount ranging from 0.000% to 0.250% (0.000% at June 28, 2025) or at adjusted Secured Overnight Financing Rate (4.329% at June 28, 2025) plus an additional amount ranging from 0.750% to 1.250% (1.000% at June 28, 2025), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at June 28, 2025), adjusted based on the Company’s public credit ratings.

The Company previously entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement matured in the first quarter of fiscal 2025.

Covenants and Default Provisions of the Debt Agreements

As of June 28, 2025, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of June 28, 2025, the Company was in compliance with all debt covenants.

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

Dividends

During the first six months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

On August 6, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock. The dividend will be paid on September 9, 2025 to stockholders of record as of the close of business on August 25, 2025.

Note 8 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 28, 2025, the Company had remaining authorization under the share repurchase program of $1.32 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months and fiscal six months ended June 28, 2025 and June 29, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total number of shares repurchased (a)	1,447	2,554	3,174	5,035
Average price paid per share (a)	$51.10	$54.50	$52.89	$50.96
Total cost of share repurchases (b)	$72,822	$140,546	$166,649	$259,089
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

Note 9 – Income Taxes

The Company’s effective income tax rate was 23.2% in the second quarter of fiscal 2025 compared to 22.7% in the second quarter of fiscal 2024. The Company’s effective income tax rate was 22.8% in the first six months of fiscal 2025 compared to 22.2% in the first six months of fiscal 2024. The increase in the effective income tax rate in both the first three and six months of fiscal 2025 compared to the corresponding periods in fiscal 2024 was driven primarily by a decrease in stock compensation activity.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains numerous amendments to federal income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. We are currently assessing its impact on our consolidated financial statements.

Note 10 – Commitments and Contingencies

Letters of Credit

At June 28, 2025, the Company had $77.0 million in outstanding letters of credit.

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

Note 11 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and six months ended June 28, 2025 and June 29, 2024:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Livestock, Equine & Agriculture (a)	29%	28%	28%	28%
Seasonal & Recreation (b)	28%	28%	25%	25%
Companion Animal (c)	21%	22%	24%	24%
Truck, Tool & Hardware (d)	15%	15%	15%	15%
Clothing, Gift & Décor (e)	7%	7%	8%	8%
Total	100%	100%	100%	100%

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

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended		Fiscal Six Months Ended

	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales	$4,439,729	$4,246,622	$7,906,682	$7,641,456
Less:
Cost of merchandise sold	2,799,755	2,690,996	5,011,285	4,864,976
Personnel expense (a)	525,315	491,832	1,014,602	961,823
Depreciation and amortization	122,099	109,265	242,179	213,558
Other segment expenses (b)	414,748	393,071	811,667	776,515
Interest expense, net	17,983	11,612	37,624	23,514
Income tax expense	129,786	124,650	179,913	177,707
Segment net income	$430,043	$425,196	$609,412	$623,363

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$430,043	$425,196	$609,412	$623,363

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K and herein, including the impact of the recent tariff announcements and the corresponding macroeconomic pressures, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	63.06	63.37	63.38	63.67
Gross profit	36.94	36.63	36.62	36.33
Selling, general and administrative expenses	21.17	20.84	23.10	22.75
Depreciation and amortization	2.75	2.57	3.06	2.79
Operating income	13.01	13.22	10.46	10.79
Interest expense, net	0.41	0.27	0.48	0.31
Income before income taxes	12.61	12.95	9.98	10.48
Income tax expense	2.92	2.94	2.28	2.33
Net income	9.69%	10.01%	7.71%	8.16%
Note: Percentage of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (Second Quarter) Ended June 28, 2025 and June 29, 2024

Net sales for the second quarter of fiscal 2025 increased 4.5% to $4.44 billion from $4.25 billion in the second quarter of fiscal 2024. The increase in net sales was driven primarily by new store openings and the 1.5% increase in comparable store sales. In the second quarter of fiscal 2024, net sales increased 1.5% and comparable store sales decreased 0.5%.

The comparable store sales results for the second quarter of fiscal 2025 included a comparable average transaction count increase of 1.0% and a comparable average ticket increase of 0.5%. Comparable store sales growth was driven by continued momentum in year-round categories, especially consumable, usable and edible (C.U.E.) products, along with solid demand for spring seasonal items. Performance was also positive in apparel, gift and décor, as well as big ticket items. These gains were partially offset by softness in select discretionary categories.

Sales from new stores, including Allivet sales, were $126.7 million for the second quarter of fiscal 2025, which represented 3.0 percentage points of the 4.5% net sales increase over second quarter fiscal 2024 net sales. For the second quarter of fiscal 2024, sales from stores open less than one year were $83.7 million, which represented 2.0 percentage points of the 1.5% increase over second quarter fiscal 2023 net sales.

The following table summarizes store growth for the fiscal three months ended June 28, 2025 and June 29, 2024:

	Fiscal Three Months Ended
Store Count Information:	June 28, 2025	June 29, 2024
Tractor Supply
Beginning of period	2,311	2,233
New stores opened	24	21
Stores closed	—	—
End of period	2,335	2,254
Petsense by Tractor Supply
Beginning of period	206	202
New stores opened	2	3
Stores closed	(1)	—
End of period	207	205
Consolidated end of period	2,542	2,459
Stores relocated	4	2

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 28, 2025 and June 29, 2024:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 28, 2025	June 29, 2024
Livestock, Equine & Agriculture	29%	28%
Seasonal & Recreation	28%	28%
Companion Animal	21%	22%
Truck, Tool & Hardware	15%	15%
Clothing, Gift & Décor	7%	7%
Total	100%	100%

Gross profit increased 5.4% to $1.64 billion for the second quarter of fiscal 2025 from $1.56 billion for the second quarter of fiscal 2024. As a percent of net sales, gross margin in the second quarter of fiscal 2025 increased 31 basis points to 36.9% from 36.6% in the second quarter of fiscal 2024. The gross margin rate increase was primarily attributable to disciplined product cost management and the continued execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.8% to $1.06 billion for the second quarter of fiscal 2025 from $994.2 million for the second quarter of fiscal 2024. As a percent of net sales, SG&A expenses increased 51 basis points to 23.9% from 23.4% in the second quarter of fiscal 2024. The increase in SG&A as a percent of net sales was primarily attributable to planned growth investments and modest deleverage of fixed costs given the level of comparable store sales. These factors were partially offset by an ongoing focus on productivity and cost control, and to a lesser extent, a modest benefit from the Company’s ongoing sale-leaseback strategy.

Operating income for the second quarter of fiscal 2025 increased 2.9% to $577.8 million from $561.5 million in the second quarter of fiscal 2024.

The effective income tax rate was 23.2% in the second quarter of fiscal 2025 compared to 22.7% in the second quarter of fiscal 2024. The increase in the effective income tax rate in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 was driven primarily by a decrease in stock compensation activity.

Net income for the second quarter of fiscal 2025 increased 1.1% to $430.0 million, or $0.81 per diluted share, as compared to net income of $425.2 million, or $0.79 per diluted share, for the second quarter of fiscal 2024.

During the second quarter of fiscal 2025, we repurchased approximately 1.4 million shares of the Company’s common stock at a total cost of $73.9 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $122.0 million, returning $195.9 million of capital to our stockholders.

Fiscal Six Months Ended June 28, 2025 and June 29, 2024

Net sales for the first six months of fiscal 2025 increased 3.5% to $7.91 billion from $7.64 billion in the first six months of fiscal 2024. The increase in net sales was driven primarily by new store openings and the 0.5% increase in comparable store sales. In the first six months of fiscal 2024, net sales increased 2.1% and comparable store sales increased 0.2%.

The comparable store sales results for the first six months of fiscal 2025 included an increase in comparable average transaction count of 1.5%, partially offset by a decrease in comparable average transaction value of 1.0%. Comparable store sales growth was driven primarily by performance in year-round categories including consumable, usable and edible (C.U.E.) products along with a strong demand in the first quarter for winter seasonal products. These gains were partially offset by softness in big ticket and select discretionary categories.

Sales from new stores, including Allivet sales, were $224.6 million for the first six months of fiscal 2025, which represented 2.9 percentage points of the 3.5% net sales increase over the first six months of fiscal 2024 net sales. For the first six months of fiscal 2024, sales from stores open less than one year were $149.0 million, which represented 2.0 percentage points of the 2.1% increase over the first six months of fiscal 2023 net sales.

The following table summarizes store growth for the fiscal six months ended June 28, 2025 and June 29, 2024:

	Fiscal Six Months Ended
Store Count Information:	June 28, 2025	June 29, 2024
Tractor Supply
Beginning of period	2,296	2,216
New stores opened	39	38
Stores closed	—	—
End of period	2,335	2,254
Petsense by Tractor Supply
Beginning of period	206	198
New stores opened	4	7
Stores closed	(3)	—
End of period	207	205
Consolidated, end of period	2,542	2,459
Stores relocated	7	3

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 28, 2025 and June 29, 2024 :

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 28, 2025	June 29, 2024
Livestock, Equine & Agriculture	28%	28%
Seasonal & Recreation	25%	25%
Companion Animal	24%	24%
Truck, Tool & Hardware	15%	15%
Clothing, Gift & Décor	8%	8%
Total	100%	100%

Gross profit increased 4.3% to $2.90 billion for the first six months of fiscal 2025 from $2.78 billion for the first six months of fiscal 2024. As a percent of net sales, gross margin in the first six months of fiscal 2025 increased 29 basis points to 36.6% from 36.3% in the first six months of fiscal 2024. The gross margin rate increase was primarily attributable to disciplined product cost management and the continued execution of an everyday low price strategy.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.0% to $2.07 billion for the first six months of fiscal 2025 from $1.95 billion for the first six months of fiscal 2024. As a percent of net sales, SG&A expenses increased 62 basis points to 26.2% for the first six months of fiscal 2025 from 25.5% for the first six months of fiscal 2024. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned growth investments and modest deleverage of fixed costs given the level of comparable store sales. These factors were partially offset by an ongoing focus on productivity and cost control, and to a lesser extent, a modest benefit from the Company’s ongoing sale-leaseback strategy.

Operating income for the first six months of fiscal 2025 increased 0.3% to $826.9 million compared to $824.6 million in the first six months of fiscal 2024.

The effective income tax rate was 22.8% in the first six months of fiscal 2025 compared to 22.2% in the first six months of fiscal 2024. The increase in the effective income tax rate in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was driven primarily by a decrease in stock compensation activity.

Net income for the first six months of fiscal 2025 decreased 2.2% to $609.4 million, or $1.14 per diluted share, as compared to net income of $623.4 million, or $1.15 per diluted share, for the first six months of fiscal 2024.

During the first six months of fiscal 2025, we repurchased approximately 3.2 million shares of the Company’s common stock at a total cost of $167.9 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $244.4 million, returning $412.3 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 28, 2025	December 28, 2024	June 29, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	140.0	300.0	200.0
Total outstanding borrowings	1,690.0	1,850.0	1,750.0
Less: unamortized debt discounts and issuance costs	(16.5)	(18.0)	(19.5)
Total debt	1,673.5	1,832.0	1,730.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,673.5	$1,832.0	$1,730.5

Outstanding letters of credit	$77.0	$74.1	$83.1
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

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $1.00 billion and $817.3 million in the first six months of fiscal 2025 and fiscal 2024, respectively.  The $185.2 million increase in net cash provided by operating activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 28, 2025	June 29, 2024	Variance
Net income	$609.4	$623.4	$(14.0)
Depreciation and amortization	242.2	213.6	28.6
(Gain)/loss on disposition of property and equipment	(33.4)	(4.2)	(29.2)
Share-based compensation expense	26.0	25.1	0.9
Deferred income taxes	(24.1)	(10.7)	(13.4)
Inventories and accounts payable	39.8	(97.5)	137.3
Prepaid expenses and other current assets	(26.4)	(33.3)	6.9
Accrued expenses	(44.7)	(1.6)	(43.1)
Income taxes	160.3	97.3	63.0
Other, net	53.5	5.3	48.2
Net cash provided by operating activities	$1,002.6	$817.3	$185.2
Note: Amounts may not sum to totals due to rounding.

The $185.2 million increase in net cash provided by operating activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 was primarily driven by our management of inventory and accounts payable.

Cash Flows Used in Investing Activities

Investing activities used net cash of $448.7 million and $331.3 million in the first six months of fiscal 2025 and fiscal 2024, respectively. The $117.4 million increase in net cash used in investing activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 is due to changes in the following investing activities (in millions):

	Fiscal Six Months Ended
	June 28, 2025	June 29, 2024	Variance
New stores, relocated stores and stores not yet opened	$(144.8)	$(119.7)	$(25.1)
Existing stores	(101.4)	(134.2)	32.8
Information technology	(68.8)	(60.1)	(8.7)
Distribution center capacity and improvements	(31.6)	(32.2)	0.6
Corporate and other	(5.0)	(3.6)	(1.4)
Total capital expenditures	(351.6)	(349.8)	(1.8)
Proceeds from sale of property and equipment	42.9	18.5	24.4
Acquisition of Allivet, net of cash acquired	(139.9)	$—	(139.9)
Net cash used in investing activities	$(448.7)	$(331.3)	$(117.4)
Note: Amounts may not sum to totals due to rounding.

The increase in capital expenditures for new stores, relocated stores and stores not yet opened in the first six months of fiscal 2025 is primarily driven by the increase in the construction of owned, fixed-fee development stores. Capital expenditures for the first six months of fiscal 2025 included the opening of 39 new Tractor Supply stores compared to 38 new Tractor Supply stores during the first six months of fiscal 2024. The Company also opened four new Petsense by Tractor Supply stores during the first six months of fiscal 2025 compared to seven new stores during the first six months of fiscal 2024.

The decrease in capital expenditures for existing stores in the first six months of fiscal 2025 as compared to the first six months of fiscal 2024 primarily reflects the timing of spend related to internal space productivity and side lot garden center transformations.

Capital expenditures for information technology represent continued support of our store growth and our Digital initiatives, as well as improvements in security and compliance and other strategic initiatives including our Final Mile initiative.

Capital expenditures for distribution center capacity and improvements in the first six months of fiscal 2025 include costs related to existing distribution center improvements and the land development of our newest distribution center in Nampa, Idaho.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2025 are currently estimated to be in the range of approximately $650.0 million to $725.0 million. The capital expenditures include a plan to open approximately 90 Tractor Supply stores, continue Project Fusion remodels and side lot garden center transformations, begin construction on our Nampa, Idaho distribution center, and open approximately 10 new Petsense by Tractor Supply stores.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Net cash used in investing activities includes the cash used for the acquisition of Allivet, net of cash acquired as part of the transaction.

Cash Flows Used in Financing Activities

Financing activities used net cash of $579.6 million in the first six months of fiscal 2025 compared to using net cash of $488.3 million in the first six months of fiscal 2024. The $91.3 million change in net cash used in financing activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 28, 2025	June 29, 2024	Variance
Net borrowings and repayments under debt facilities	$(160.0)	$—	$(160.0)
Repurchase of common stock	(170.0)	(255.8)	85.8
Cash dividends paid to stockholders	(244.4)	(237.3)	(7.1)
Net proceeds from issuance of common stock	11.3	28.3	(17.0)
Other, net	(16.5)	(23.5)	7.0
Net cash used in financing activities	$(579.6)	$(488.3)	$(91.3)
Note: Amounts may not sum to totals due to rounding.

The $91.3 million change in net cash used in financing activities in the first six months of fiscal 2025 compared to the first six months of fiscal 2024 is primarily due to incremental borrowing under the Company’s Revolving Credit Facility in the current period, partially offset by a decrease in the repurchase of common stock.

Dividends

During the first six months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024

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

On August 6, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock. The dividend will be paid on September 9, 2025 to stockholders of record as of the close of business on August 25, 2025.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 28, 2025, the Company had remaining authorization under the share repurchase program of $1.32 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and six months ended June 28, 2025 and June 29, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total number of shares repurchased (a)	1,447	2,554	3,174	5,035
Average price paid per share (a)	$51.10	$54.50	$52.89	$50.96
Total cost of share repurchases (b)	$72,822	$140,546	$166,649	$259,089
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of June 28, 2025, there has been no other material change in the information disclosed in the 2024 Form 10-K for the fiscal year ended December 28, 2024.

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

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 28, 2025, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of June 28, 2025, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of June 28, 2025.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2025, our disclosure controls and procedures were effective.

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

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. has imposed tariffs on certain products imported into the U.S. from China and could propose additional tariffs and barriers to trade. The imposition of tariffs on imported products has increased our costs and could result in reduced sales and profits. The changes in certain tax and trade policies, tariffs and other regulations affecting trade between the U.S. and other countries enacted have increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs or trade relations may change in the future, and additional changes could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the second quarter of fiscal 2025 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
March 30, 2025 - April 26, 2025	(a)	1,097,813	$54.14	1,097,017	$1,337,310,631
April 27, 2025 - May 24, 2025	(a)	71,772	50.92	62,500	1,334,129,676
May 25, 2025 - June 28, 2025	(a)	287,508	51.01	287,400	1,319,474,084
Total		1,457,093	$51.10	1,446,917	$1,319,474,084

(a) The number of shares purchased and average price paid per share includes 796, 9,272, and 108 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of March 30, 2025 - April 26, 2025, April 27, 2025 - May 24, 2025, and May 25, 2025 - June 28, 2025, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the Company’s three fiscal months ended June 28, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

Exhibit

3.1*        Amended and Restated Certificate of Incorporation

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

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 7, 2025	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

