Form 10-Q
period 2025-09-27
TRACTOR SUPPLY CO /DE/
filed 2025-11-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 25, 2025
Common Stock, $0.008 par value	528,403,595

i.

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$3,719,044	$3,468,245	$11,625,726	$11,109,700
Cost of merchandise sold	2,329,812	2,177,797	7,341,097	7,042,773
Gross profit	1,389,232	1,290,448	4,284,629	4,066,927
Selling, general and administrative expenses	922,454	852,299	2,748,723	2,590,637
Depreciation and amortization	124,069	113,550	366,248	327,107
Operating income	342,709	324,599	1,169,658	1,149,183
Interest expense, net	14,667	13,875	52,291	37,389
Income before income taxes	328,042	310,724	1,117,367	1,111,794
Income tax expense	68,774	69,254	248,687	246,960
Net income	$259,268	$241,470	$868,680	$864,834

Net income per share – basic (a)	$0.49	$0.45	$1.64	$1.61
Net income per share – diluted (a)	$0.49	$0.45	$1.63	$1.60

Weighted average shares outstanding: (a)
Basic	529,742	535,836	530,601	538,070
Diluted	532,143	538,390	532,816	540,733

Dividends declared per common share outstanding (a)	$0.23	$0.22	$0.69	$0.66

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 27,	December 28,	September 28,
	2025	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$184,639	$251,491	$186,294
Inventories	3,252,825	2,840,177	3,082,519
Prepaid expenses and other current assets	209,652	196,614	199,967
Income taxes receivable	—	21,635	14,381
Total current assets	3,647,116	3,309,917	3,483,161
Property and equipment, net	3,018,254	2,727,436	2,632,895
Operating lease right-of-use assets	3,743,029	3,415,444	3,295,678
Goodwill and other intangible assets	399,297	269,520	269,520
Other assets	68,906	83,168	86,643
Total assets	$10,876,602	$9,805,485	$9,767,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,549,176	$1,236,177	$1,349,817
Accrued employee compensation	56,431	100,853	53,065
Other accrued expenses	734,405	581,971	551,847
Current portion of finance lease liabilities	4,512	3,300	3,402
Current portion of operating lease liabilities	416,922	396,892	387,578
Income taxes payable	40,856	—	—
Total current liabilities	2,802,302	2,319,193	2,345,709
Long-term debt	1,744,223	1,831,969	1,831,218
Finance lease liabilities, less current portion	28,950	27,983	28,831
Operating lease liabilities, less current portion	3,527,699	3,164,273	3,082,653
Deferred income taxes	53,288	44,320	48,800
Other long-term liabilities	146,955	147,413	141,926
Total liabilities	8,303,417	7,535,151	7,479,137
Stockholders’ equity:
Common stock (a)	7,127	7,116	7,114
Additional paid-in capital (a)	1,420,706	1,376,532	1,356,772
Treasury stock	(6,267,791)	(6,025,238)	(5,869,286)
Accumulated other comprehensive income	—	1,217	2,550
Retained earnings	7,413,143	6,910,707	6,791,610
Total stockholders’ equity	2,573,185	2,270,334	2,288,760
Total liabilities and stockholders’ equity	$10,876,602	$9,805,485	$9,767,897

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands)(a): $0.008 par value; 2,000,000 shares authorized for all periods presented. 890,843, 889,548, and 889,225 shares issued; 529,042, 532,191, and 534,605 shares outstanding at September 27, 2025, December 28, 2024, and September 28, 2024, respectively.
Treasury Stock (at cost, shares in thousands)(a): 361,801, 357,357, and 354,621 shares at September 27, 2025, December 28, 2024, and September 28, 2024, respectively.

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$259,268	$241,470	$868,680	$864,834
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	—	(2,130)	(1,217)	(4,243)
Total other comprehensive loss	—	(2,130)	(1,217)	(4,243)
Total comprehensive income	$259,268	$239,340	$867,463	$860,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009				7,016
Share-based compensation expense			13,226				13,226
Repurchase of shares to satisfy tax obligations			(13,960)				(13,960)
Repurchase of common stock	(1,727)			(93,827)			(93,827)
Cash dividends paid to stockholders						(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes					(1,217)		(1,217)
Net income						179,369	179,369
Stockholders’ equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

Common stock issuance under stock award plans & ESPP	197	1	4,298				4,299
Share-based compensation expense			12,750				12,750
Repurchase of shares to satisfy tax obligations			(522)				(522)
Repurchase of common stock	(1,447)			(72,822)			(72,822)
Cash dividends paid to stockholders						(121,979)	(121,979)
Change in fair value of interest rate swaps, net of taxes					—		—
Net income						430,043	430,043
Stockholders’ equity at June 28, 2025	529,990	$7,124	$1,399,333	$(6,191,887)	$—	$7,275,739	$2,490,309

Common stock issuance under stock award plans & ESPP	322	3	7,273				7,276
Share-based compensation expense			15,314				15,314
Repurchase of shares to satisfy tax obligations			(1,214)				(1,214)
Repurchase of common stock	(1,270)			(75,904)			(75,904)
Cash dividends paid to stockholders						(121,864)	(121,864)
Change in fair value of interest rate swaps, net of taxes					—		—
Net income						259,268	259,268
Stockholders’ equity at September 27, 2025	529,042	$7,127	$1,420,706	$(6,267,791)	$—	$7,413,143	$2,573,185

	Common Stock (a)		Additional Paid-in Capital (a)	Treasury Stock	Accum. Other Comp. Income / (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 30, 2023	539,878	$7,093	$1,312,772	$(5,458,855)	$6,793	$6,281,959	$2,149,762
Common stock issuance under stock award plans & ESPP	2,060	17	21,701				21,718
Share-based compensation expense			14,448				14,448
Repurchase of shares to satisfy tax obligations			(22,001)				(22,001)
Repurchase of common stock	(2,481)			(118,543)			(118,543)
Cash dividends paid to stockholders						(118,809)	(118,809)
Change in fair value of interest rate swaps, net of taxes					(731)		(731)
Net income						198,167	198,167
Stockholders’ equity at March 30, 2024	539,457	$7,110	$1,326,920	$(5,577,398)	$6,062	$6,361,317	$2,124,011

Common stock issuance under stock award plans & ESPP	331	3	6,628				6,631
Share-based compensation expense			10,676				10,676
Repurchase of shares to satisfy tax obligations			(716)				(716)
Repurchase of common stock	(2,555)			(140,546)			(140,546)
Cash dividends paid to stockholders						(118,538)	(118,538)
Change in fair value of interest rate swaps, net of taxes					(1,382)		(1,382)
Net income						425,196	425,196
Stockholders’ equity at June 29, 2024	537,233	$7,113	$1,343,508	$(5,717,944)	$4,680	$6,667,975	$2,305,332

Common stock issuance under stock award plans & ESPP	176	1	4,166				4,167
Share-based compensation expense			9,999				9,999
Repurchase of shares to satisfy tax obligations			(901)				(901)
Repurchase of common stock	(2,804)			(151,342)			(151,342)
Cash dividends paid to stockholders						(117,835)	(117,835)
Change in fair value of interest rate swaps, net of taxes					(2,130)		(2,130)
Net income						241,470	241,470
Stockholders’ equity at September 28, 2024	534,605	$7,114	$1,356,772	$(5,869,286)	$2,550	$6,791,610	$2,288,760

(a) All Common Stock share and related dollar information as well as Additional Paid-in Capital has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$868,680	$864,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,248	327,107
(Gain)/loss on disposition of property and equipment	(66,046)	(38,751)
Share-based compensation expense	41,290	35,124
Deferred income taxes	16,756	(21,212)
Change in assets and liabilities:
Inventories	(394,426)	(436,665)
Prepaid expenses and other current assets	(8,357)	9,092
Accounts payable	301,773	170,014
Accrued employee compensation	(44,722)	(38,413)
Other accrued expenses	109,973	(227)
Income taxes	57,818	(11,920)
Other	61,438	44,627
Net cash provided by operating activities	1,310,425	903,610
Cash flows from investing activities:
Capital expenditures	(629,213)	(538,018)
Proceeds from sale of property and equipment	92,238	77,895
Acquisition of Allivet, net of cash acquired	(139,895)	—
Net cash used in investing activities	(676,870)	(460,123)
Cash flows from financing activities:
Borrowings under debt facilities	2,190,000	585,000
Repayments under debt facilities	(2,280,000)	(485,000)
Principal payments under finance lease liabilities	(3,048)	(1,317)
Repurchase of shares to satisfy tax obligations	(15,696)	(23,618)
Repurchase of common stock	(244,010)	(406,663)
Net proceeds from issuance of common stock	18,591	32,516
Cash dividends paid to stockholders	(366,244)	(355,182)
Net cash used in financing activities	(700,407)	(654,264)
Net decrease in cash and cash equivalents	(66,852)	(210,777)
Cash and cash equivalents at beginning of period	251,491	397,071
Cash and cash equivalents at end of period	$184,639	$186,294

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$41,009	$36,433
Income taxes	$55,449	$278,273

Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$123,631	$75,332
Increase in operating lease liabilities resulting from new or modified right-of-use assets	$629,056	$442,399
Increase in finance lease liabilities resulting from new or modified right-of-use assets	$4,289	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At September 27, 2025, the Company operated a total of 2,570 retail stores in 49 states (2,364 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com and Petsense.com.

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

New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is required to be adopted for fiscal years beginning after December 15, 2027 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments should be applied on a prospective transition basis to financial statements issued for reporting periods after the effective date of the update, on a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or on a retrospective transition basis to any or all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $69.5 million, $34.8 million, and $65.6 million at September 27, 2025, December 28, 2024, and September 28, 2024, respectively.

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

As described in further detail in Note 6 to the Consolidated Financial Statements, the Company had $1.76 billion, $1.85 billion and $1.85 billion in borrowings under its debt facilities at September 27, 2025, December 28, 2024 and September 28, 2024, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	September 27, 2025		December 28, 2024		September 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$643,004	$571,305	$641,972	$542,191	$641,628	$562,315
5.25% Senior Notes	$742,590	$773,070	$741,857	$746,573	$741,613	$781,163

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

	Fair Value Measurements at
	September 27, 2025	December 28, 2024	September 28, 2024
Interest rate swap assets (Level 2)	$—	$1,600	$3,395

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

There were no significant modifications to the Company’s share-based compensation plans during the fiscal nine months ended September 27, 2025.

Share-based compensation expense was $15.3 million and $10.0 million for the third quarter of fiscal 2025 and 2024, respectively, and $41.3 million and $35.1 million for the first nine months of fiscal 2025 and 2024, respectively.

Stock Options

The following table summarizes information concerning stock option grants during the first nine months of fiscal 2025:

Fiscal Nine Months Ended
September 27, 2025
Stock options granted	666,838
Weighted average exercise price	$54.87
Weighted average grant date fair value per option	$13.34

As of September 27, 2025, total unrecognized compensation expense related to non-vested stock options was approximately $10.7 million with a remaining weighted average expense recognition period of 1.9 years.

Restricted Stock Units and Performance-Based Restricted Share Units

The following table summarizes information concerning restricted stock unit and performance-based restricted share unit grants during the first nine months of fiscal 2025:

Fiscal Nine Months Ended
September 27, 2025
Restricted Stock Unit Activity
Awards granted	1,070,044
Weighted average grant date fair value per share	$53.18
Performance-Based Restricted Share Unit Activity
Awards granted (a)	274,201
Weighted average grant date fair value per share - awards granted	$54.81
Performance adjustment (b)	(157,117)
Weighted average grant date fair value per share - performance adjustment	$44.75

(a) Assumes 100% target level achievement of the relative performance targets.
(b) Shares adjusted for performance-based restricted share unit awards settled during the first three months of fiscal 2025 based on actual achievement of performance targets.

In the first nine months of fiscal 2025, the Company granted performance-based restricted share unit awards that are subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share and also include a relative total shareholder return modifier. The number of performance-based restricted share units presented in the foregoing table represent the shares that can be achieved at the performance metric target value. The actual number of shares that will be issued under the performance-based restricted share unit awards, which may be higher or lower than the target, will be determined by the level of achievement of the performance goals and the relative total shareholder return modifier. If the performance targets are achieved, the units will be issued based on the achievement level, inclusive of the relative total shareholder return modifier, and the grant date fair value and will cliff vest in full on the third anniversary of the date of the grant, subject to continued employment.

As of September 27, 2025, total unrecognized compensation expense related to non-vested restricted stock units and non-vested performance-based restricted share units was approximately $86.4 million with a remaining weighted average expense recognition period of 2.0 years.

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

The final fair value determination of the identifiable assets acquired and liabilities assumed was completed in the third quarter of fiscal 2025. The following table sets forth the final purchase price allocation of Allivet’s net assets acquired on December 30, 2024 (in thousands):

Final Allocation of the Purchase Price
Fair value of assets acquired
Cash and cash equivalents	$2,905
Inventories	18,227
Prepaid expenses and other current assets	4,681
Property and equipment	10,779
Operating lease right-of-use assets	3,124
Identifiable intangible assets	26,500
Total assets acquired	66,216
Less: liabilities assumed
Accounts payable	11,227
Other accrued expenses	3,084
Current portion of operating lease liabilities	728
Deferred income taxes	6,988
Operating lease liabilities, less current portion	1,649
Other long-term liabilities	45
Total liabilities assumed	23,721
Goodwill	100,305
Total fair value of consideration transferred	$142,800

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

	Fiscal Three Months Ended
	September 27, 2025			September 28, 2024
	Income	Shares	Per Share Amount	Income	Shares(a)	Per Share Amount(a)
Basic net income per share:	$259,268	529,742	$0.49	$241,470	535,836	$0.45
Dilutive effect of share-based awards	—	2,401	—	—	2,554	—
Diluted net income per share:	$259,268	532,143	$0.49	$241,470	538,390	$0.45

	Fiscal Nine Months Ended
	September 27, 2025			September 28, 2024
	Income	Shares	Per Share Amount	Income	Shares(a)	Per Share Amount(a)
Basic net income per share:	$868,680	530,601	$1.64	$864,834	538,070	$1.61
Dilutive effect of share-based awards	—	2,215	(0.01)	—	2,663	(0.01)
Diluted net income per share:	$868,680	532,816	$1.63	$864,834	540,733	$1.60

(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.6 million shares for the fiscal three months ended September 27, 2025 and approximately 0.7 million shares for the fiscal three months ended September 28, 2024. Anti-dilutive stock awards excluded from the above calculations totaled approximately 0.8 million shares for the fiscal nine months ended September 27, 2025 and approximately 1.1 million shares for the fiscal nine months ended September 28, 2024.

Note 6 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 27, 2025	December 28, 2024	September 28, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	210.0	300.0	300.0
Total outstanding borrowings	1,760.0	1,850.0	1,850.0
Less: unamortized debt discounts and issuance costs	(15.8)	(18.0)	(18.8)
Total debt	1,744.2	1,832.0	1,831.2
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,744.2	$1,832.0	$1,831.2

Outstanding letters of credit	$80.8	$74.1	$78.8

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (7.250% at September 27, 2025) plus an additional amount ranging from 0.000% to 0.250% (0.000% at September 27, 2025) or at adjusted Secured Overnight Financing Rate (4.163% at September 27, 2025) plus an additional amount ranging from 0.750% to 1.250% (1.000% at September 27, 2025), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at September 27, 2025), adjusted based on the Company’s public credit ratings.

The Company previously entered into an interest rate swap agreement in order to hedge its exposure to variable rate interest payments associated with its debt. The interest rate swap agreement matured in the first quarter of fiscal 2025.

Covenants and Default Provisions of the Debt Agreements

As of September 27, 2025, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio.  Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments).  The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR.  The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens.  As of September 27, 2025, the Company was in compliance with all debt covenants.

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

Dividends

During the first nine months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
August 6, 2025	$0.23	August 25, 2025	September 9, 2025
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

August 7, 2024	$0.22	August 26, 2024	September 10, 2024
May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024.

On November 5, 2025 the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock. The dividend will be paid on December 9, 2025 to stockholders of record as of the close of business on November 24, 2025.

Note 8 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 27, 2025, the Company had remaining authorization under the share repurchase program of $1.24 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months and fiscal nine months ended September 27, 2025 and September 28, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total number of shares repurchased (a)	1,270	2,804	4,444	7,839
Average price paid per share (a)	$59.32	$53.43	$54.73	$51.84
Total cost of share repurchases (b)	$75,904	$151,342	$242,553	$410,431
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

Note 9 – Income Taxes

The Company’s effective income tax rate was 21.0% in the third quarter of fiscal 2025 compared to 22.3% in the third quarter of fiscal 2024. The decrease was driven primarily by the benefit associated with the purchase of a transferable federal tax credit. The Company’s effective income tax rate was 22.3% in the first nine months of fiscal 2025 compared to 22.2% in the first nine months of fiscal 2024. The increase was driven primarily by a reduction in the benefit from annual stock compensation activity, partially offset by the benefit associated with the purchase of a transferable federal tax credit.

On July 4, 2025, the U.S. enacted H.R.1 - One Big Beautiful Bill Act (the “OBBBA”). The OBBBA contains numerous amendments to federal income tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. We are evaluating the future impact of these changes on our consolidated financial statements and do not anticipate a material impact to the Company’s effective tax rate. There was no material impact to the Company’s effective tax rate for the third quarter of fiscal 2025.

Note 10 – Commitments and Contingencies

Letters of Credit

At September 27, 2025, the Company had $80.8 million in outstanding letters of credit and contractual commitments of approximately $118.6 million related to the construction of our newest distribution center in Nampa, Idaho.

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

Note 11 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle.  The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and nine months ended September 27, 2025 and September 28, 2024:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Livestock, Equine & Agriculture (a)	29%	28%	29%	28%
Companion Animal (b)	25%	25%	24%	24%
Seasonal & Recreation (c)	22%	22%	24%	24%
Truck, Tool & Hardware (d)	16%	17%	15%	16%
Clothing, Gift & Décor (e)	8%	8%	8%	8%
Total	100%	100%	100%	100%

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

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended		Fiscal Nine Months Ended

	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales	$3,719,044	$3,468,245	$11,625,726	$11,109,700
Less:
Cost of merchandise sold	2,329,812	2,177,797	7,341,097	7,042,773
Personnel expense (a)	524,035	485,950	1,538,637	1,447,773
Depreciation and amortization	124,069	113,550	366,248	327,107
Other segment expenses (b)	398,419	366,349	1,210,086	1,142,864
Interest expense, net	14,667	13,875	52,291	37,389
Income tax expense	68,774	69,254	248,687	246,960
Segment net income	$259,268	$241,470	$868,680	$864,834

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$259,268	$241,470	$868,680	$864,834

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the “2024 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, sales, comparable store sales, operating margins, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount and nature), sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plans,” “intend,” “expect,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K and herein, including the impact of changes in tariffs and the corresponding macroeconomic pressures, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	62.65	62.79	63.15	63.39
Gross profit	37.35	37.21	36.85	36.61
Selling, general and administrative expenses	24.80	24.57	23.64	23.32
Depreciation and amortization	3.34	3.27	3.15	2.94
Operating income	9.21	9.36	10.06	10.34
Interest expense, net	0.39	0.40	0.45	0.34
Income before income taxes	8.82	8.96	9.61	10.01
Income tax expense	1.85	2.00	2.14	2.22
Net income	6.97%	6.96%	7.47%	7.78%
Note: Percentage of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (Third Quarter) Ended September 27, 2025 and September 28, 2024

Net sales for the third quarter of fiscal 2025 increased 7.2% to $3.72 billion from $3.47 billion in the third quarter of fiscal 2024. The increase in net sales was driven primarily by the 3.9% increase in comparable store sales, as well as new store openings and the contribution from Allivet. In the third quarter of fiscal 2024, net sales increased 1.6% and comparable store sales decreased 0.2%.

The comparable store sales results for the third quarter of fiscal 2025 included a comparable average transaction count increase of 2.7% and a comparable average ticket increase of 1.2%. Comparable store sales growth was driven by strength in spring and summer seasonal products and continued momentum in core categories, especially consumable, usable and edible (C.U.E.) products.

Sales from new stores, including Allivet sales, were $113.8 million for the third quarter of fiscal 2025, which represented 3.3 percentage points of the 7.2% net sales increase over third quarter fiscal 2024 net sales. For the third quarter of fiscal 2024, sales from stores open less than one year were $70.1 million, which represented 2.0 percentage points of the 1.6% increase over third quarter fiscal 2023 net sales.

The following table summarizes store growth for the fiscal three months ended September 27, 2025 and September 28, 2024:

	Fiscal Three Months Ended
Store Count Information:	September 27, 2025	September 28, 2024
Tractor Supply
Beginning of period	2,335	2,254
New stores opened	29	16
Stores closed	—	—
End of period	2,364	2,270
Petsense by Tractor Supply
Beginning of period	207	205
New stores opened	—	—
Stores closed	(1)	—
End of period	206	205
Consolidated end of period	2,570	2,475
Stores relocated	—	1

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 27, 2025 and September 28, 2024:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 27, 2025	September 28, 2024
Livestock, Equine & Agriculture	29%	28%
Companion Animal	25%	25%
Seasonal & Recreation	22%	22%
Truck, Tool & Hardware	16%	17%
Clothing, Gift & Décor	8%	8%
Total	100%	100%

Gross profit increased 7.7% to $1.39 billion for the third quarter of fiscal 2025 from $1.29 billion for the third quarter of fiscal 2024. As a percent of net sales, gross margin in the third quarter of fiscal 2025 increased 15 basis points to 37.4% from 37.2% in the third quarter of fiscal 2024. Gross margin improvement from the Company’s ongoing focus on product cost management and the continued execution of an everyday low price strategy was primarily offset by tariff costs and higher transportation costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 8.4% to $1.05 billion for the third quarter of fiscal 2025 from $965.8 million for the third quarter of fiscal 2024. As a percent of net sales, SG&A expenses increased 29 basis points to 28.1% in the third quarter of fiscal 2025 from 27.8% in the third quarter of fiscal 2024. The increase in SG&A as a percent of net sales was primarily attributable to planned investments, as well as the timing of higher incentive compensation as the Company lapped lower accruals in the prior year and a lower sale-leaseback benefit. These factors were partially offset by an ongoing focus on productivity and fixed cost leverage.

Operating income for the third quarter of fiscal 2025 increased 5.6% to $342.7 million from $324.6 million in the third quarter of fiscal 2024.

The effective income tax rate was 21.0% in the third quarter of fiscal 2025 compared to 22.3% in the third quarter of fiscal 2024. The decrease in the effective income tax rate in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 was driven primarily by the benefit associated with the purchase of a transferable federal tax credit.

Net income for the third quarter of fiscal 2025 increased 7.4% to $259.3 million, or $0.49 per diluted share, as compared to net income of $241.5 million, or $0.45 per diluted share, for the third quarter of fiscal 2024.

During the third quarter of fiscal 2025, we repurchased approximately 1.3 million shares of the Company’s common stock at a total cost of $75.4 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $121.9 million, returning $197.3 million of capital to our stockholders.

Fiscal Nine Months Ended September 27, 2025 and September 28, 2024

Net sales for the first nine months of fiscal 2025 increased 4.6% to $11.63 billion from $11.11 billion in the first nine months of fiscal 2024. The increase in net sales was driven partially by the 1.5% increase in comparable store sales, as well as new store openings and the contribution from Allivet. In the first nine months of fiscal 2024, net sales increased 2.0% and comparable store sales were flat.

The comparable store sales results for the first nine months of fiscal 2025 included a comparable average transaction count increase of 1.9%, partially offset by a decrease in comparable average transaction value of 0.3%. Comparable store sales growth was driven primarily by performance in year-round categories, including C.U.E. products, along with strong demand in the first quarter for winter seasonal products and strength in spring and summer seasonal products across the second and third quarters. This growth was partially offset by softness in big ticket and select discretionary categories.

Sales from new stores, including Allivet sales, were $338.3 million for the first nine months of fiscal 2025, which represented 3.0 percentage points of the 4.6% net sales increase over the first nine months of fiscal 2024 net sales. For the first nine months of fiscal 2024, sales from stores open less than one year were $219.1 million, which represented 2.0 percentage points of the 2.0% increase over the first nine months of fiscal 2023 net sales.

The following table summarizes store growth for the fiscal nine months ended September 27, 2025 and September 28, 2024:

	Fiscal Nine Months Ended
Store Count Information:	September 27, 2025	September 28, 2024
Tractor Supply
Beginning of period	2,296	2,216
New stores opened	68	54
Stores closed	—	—
End of period	2,364	2,270
Petsense by Tractor Supply
Beginning of period	206	198
New stores opened	4	7
Stores closed	(4)	—
End of period	206	205
Consolidated, end of period	2,570	2,475
Stores relocated	7	4

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 27, 2025 and September 28, 2024 :

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 27, 2025	September 28, 2024
Livestock, Equine & Agriculture	29%	28%
Companion Animal	24%	24%
Seasonal & Recreation	24%	24%
Truck, Tool & Hardware	15%	16%
Clothing, Gift & Décor	8%	8%
Total	100%	100%

Gross profit increased 5.4% to $4.28 billion for the first nine months of fiscal 2025 from $4.07 billion for the first nine months of fiscal 2024. As a percent of net sales, gross margin in the first nine months of fiscal 2025 increased 25 basis points to 36.9% from 36.6% in the first nine months of fiscal 2024. Gross margin improvement from the Company’s ongoing focus on product cost management and the continued execution of an everyday low price strategy was partially offset by tariff costs and higher transportation costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.8% to $3.11 billion for the first nine months of fiscal 2025 from $2.92 billion for the first nine months of fiscal 2024. As a percent of net sales, SG&A expenses increased 53 basis points to 26.8% in the first nine months of fiscal 2025 from 26.3% in the first nine months of fiscal 2024. The increase in SG&A as a percent of net sales was primarily attributable to the Company’s planned investments and modest deleverage of fixed costs given the level of comparable store sales. These factors were partially offset by an ongoing focus on productivity and cost control.

Operating income for the first nine months of fiscal 2025 increased 1.8% to $1.17 billion compared to $1.15 billion in the first nine months of fiscal 2024.

The effective income tax rate was 22.3% in the first nine months of fiscal 2025 compared to 22.2% in the first nine months of fiscal 2024. The increase in the effective income tax rate in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was driven primarily by a reduction in the benefit from annual stock compensation activity, partially offset by the benefit associated with the purchase of a transferable federal tax credit.

Net income for the first nine months of fiscal 2025 increased 0.4% to $868.7 million, or $1.63 per diluted share, as compared to net income of $864.8 million, or $1.60 per diluted share, for the first nine months of fiscal 2024.

During the first nine months of fiscal 2025, we repurchased approximately 4.4 million shares of the Company’s common stock at a total cost of $243.2 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $366.2 million, returning $609.4 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 27, 2025	December 28, 2024	September 28, 2024
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	210.0	300.0	300.0
Total outstanding borrowings	1,760.0	1,850.0	1,850.0
Less: unamortized debt discounts and issuance costs	(15.8)	(18.0)	(18.8)
Total debt	1,744.2	1,832.0	1,831.2
Less: current portion of long-term debt	—	—	—
Long-term debt	$1,744.2	$1,832.0	$1,831.2

Outstanding letters of credit	$80.8	$74.1	$78.8
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

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $1.31 billion and $903.6 million in the first nine months of fiscal 2025 and fiscal 2024, respectively.  The $406.8 million increase in net cash provided by operating activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024	Variance
Net income	$868.7	$864.8	$3.9
Depreciation and amortization	366.2	327.1	39.1
(Gain)/loss on disposition of property and equipment	(66.0)	(38.8)	(27.2)
Share-based compensation expense	41.3	35.1	6.2
Deferred income taxes	16.8	(21.2)	38.0
Inventories and accounts payable	(92.7)	(266.7)	174.0
Prepaid expenses and other current assets	(8.4)	9.1	(17.5)
Accrued expenses	65.3	(38.6)	103.9
Income taxes	57.8	(11.9)	69.7
Other, net	61.4	44.7	16.7
Net cash provided by operating activities	$1,310.4	$903.6	$406.8
Note: Amounts may not sum to totals due to rounding.

The $406.8 million increase in net cash provided by operating activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 was primarily driven by our management of inventory and accounts payable and changes in accrued expenses from the purchase of a transferable federal tax credit, which was executed during the third quarter of fiscal 2025 and will be paid in the fourth quarter of fiscal 2025. In addition, net cash provided by operating activities benefitted from an increase in accrued income taxes driven by timing of payments.

Cash Flows Used in Investing Activities

Investing activities used net cash of $676.9 million and $460.1 million in the first nine months of fiscal 2025 and fiscal 2024, respectively. The $216.8 million increase in net cash used in investing activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 is due to changes in the following investing activities (in millions):

	Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024	Variance
New stores, relocated stores and stores not yet opened	$(271.5)	$(178.8)	$(92.7)
Existing stores	(165.7)	(209.8)	44.1
Information technology	(113.7)	(95.8)	(17.9)
Distribution center capacity and improvements	(71.6)	(45.2)	(26.4)
Corporate and other	(6.7)	(8.4)	1.7
Total capital expenditures	(629.2)	(538.0)	(91.2)
Proceeds from sale of property and equipment	92.2	77.9	14.3
Acquisition of Allivet, net of cash acquired	$(139.9)	$—	(139.9)
Net cash used in investing activities	$(676.9)	$(460.1)	$(216.8)
Note: Amounts may not sum to totals due to rounding.

The increase in capital expenditures for new stores, relocated stores and stores not yet opened in the first nine months of fiscal 2025 is primarily driven by the increase in new store openings and the construction of owned, fixed-fee development stores.

Capital expenditures for the first nine months of fiscal 2025 included the opening of 68 new Tractor Supply stores compared to 54 new Tractor Supply stores during the first nine months of fiscal 2024.

The decrease in capital expenditures for existing stores in the first nine months of fiscal 2025 primarily reflects both efficiencies and lower average costs related to internal space productivity and side lot garden center transformations and a reallocation of funds to construction of the new distribution center in Nampa, Idaho.

Capital expenditures for information technology represent continued support of our store growth, digital initiatives, and Company-wide strategic initiatives.

The increase in capital expenditures for distribution center capacity and improvements in the first nine months of fiscal 2025 is primarily driven by the construction of our newest distribution center in Nampa, Idaho. The first nine months of fiscal 2024 reflect spend associated with construction of the Maumelle, Arkansas distribution center which opened during the second quarter of fiscal 2024. The first nine months of fiscal 2025 reflect spend associated with land development and ongoing construction of the Nampa, Idaho distribution center.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2025 are currently estimated to be in the range of approximately $650.0 million to $725.0 million. The capital expenditures include a plan to open approximately 90 Tractor Supply stores, continue Project Fusion remodels and side lot garden center transformations, continue construction on our Nampa, Idaho distribution center, and open approximately 10 new Petsense by Tractor Supply stores.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Net cash used in investing activities includes the cash used for the acquisition of Allivet, net of cash acquired as part of the transaction.

Cash Flows Used in Financing Activities

Financing activities used net cash of $700.4 million and $654.3 million in the first nine months of fiscal 2025 and fiscal 2024, respectively. The $46.1 million change in net cash used in financing activities in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024	Variance
Net borrowings and repayments under debt facilities	$(90.0)	$100.0	$(190.0)
Repurchase of common stock	(244.0)	(406.7)	162.7
Cash dividends paid to stockholders	(366.2)	(355.2)	(11.0)
Net proceeds from issuance of common stock	18.6	32.5	(13.9)
Other, net	(18.8)	(24.9)	6.1
Net cash used in financing activities	$(700.4)	$(654.3)	$(46.1)
Note: Amounts may not sum to totals due to rounding.

The $46.1 million increase in net cash used in financing activities is primarily due to repayments under the Company’s Revolving Credit Facility compared to incremental borrowings under the Company’s Revolving Credit Facility in the prior year period, partially offset by a decrease in the repurchase of common stock.

Dividends

During the first nine months of fiscal 2025 and fiscal 2024, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock(a)	Record Date	Date Paid
August 6, 2025	$0.23	August 25, 2025	September 9, 2025
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

August 7, 2024	$0.22	August 26, 2024	September 10, 2024
May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024

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

On November 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share of the Company’s outstanding common stock. The dividend will be paid on December 9, 2025 to stockholders of record as of the close of business on November 24, 2025.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was announced in February 2007. The aggregate total authorized amount of the program, which was increased by $1.00 billion on February 12, 2025, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions.  The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.  Repurchased shares are accounted for at cost and will be held in treasury for future issuance.  The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 27, 2025, the Company had remaining authorization under the share repurchase program of $1.24 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and nine months ended September 27, 2025 and September 28, 2024, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total number of shares repurchased (a)	1,270	2,804	4,444	7,839
Average price paid per share (a)	$59.32	$53.43	$54.73	$51.84
Total cost of share repurchases (b)	$75,904	$151,342	$242,553	$410,431
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 11 to the Consolidated Financial Statements included under Part II, Item 8 in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of September 27, 2025, the Company had contractual commitments of approximately $118.6 million related to the construction of our newest distribution center in Nampa, Idaho. As of September 27, 2025, there has been no other material change in the information disclosed in the 2024 Form 10-K for the fiscal year ended December 28, 2024.

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

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 27, 2025, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2024 Form 10-K for the fiscal year ended December 28, 2024. As of September 27, 2025, there has been no material change in this information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 27, 2025.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2025, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2025 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
June 29, 2025 - July 26, 2025	(a)	250,097	$56.47	250,000	$1,305,358,612
July 27, 2025 - August 23, 2025	(a)	318,733	60.39	298,595	1,287,293,632
August 24, 2025 - September 27, 2025	(a)	722,273	59.81	721,797	1,244,131,945
Total		1,291,103	$59.31	1,270,392	$1,244,131,945

(a) The number of shares purchased and average price paid per share includes 97, 20,138, and 476 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of June 29, 2025 - July 26, 2025, July 27, 2025 - August 23, 2025, and August 24, 2025 - September 27, 2025, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2025, Noni Ellison McKee, the Company’s Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Ellison McKee’s 10b5-1 Plan provides for the potential sale of up to 18,035 shares of the Company’s common stock including shares that Ms. Ellison McKee may acquire upon exercise of options. The plan commences on November 10, 2025 and will terminate on the earlier of (i) the date all the shares under the plan are sold or (ii) May 8, 2026.

Item 6.  Exhibits

Exhibit

31.1*    Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**    Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*    The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*    The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 6, 2025	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

