Form 10-K
period 2025-12-27
TRACTOR SUPPLY CO /DE/
filed 2026-02-19
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of effectiveness of its internal control over financial reporting under section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)
Yes  ☐    No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ Global Select Market on June 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.0 billion. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 24, 2026
Common Stock, $.008 par value	526,351,286
Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

ii.

PART I

Item 1.         Business

Overview

Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). We operate retail stores under the names Tractor Supply Company and Petsense by Tractor Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also offer an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com, Petsense.com, and Allivet.com.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in Allivet for a purchase price of $135.0 million. The acquisition was financed with cash on hand from the balance sheet.

The Company has one reportable industry segment which is the retail sale of products that support the rural lifestyle. At December 27, 2025, we operated 2,602 retail stores in 49 states (2,395 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores). Our Tractor Supply stores typically range in size from 15,000 to 20,000 square feet of inside selling space, along with additional outside selling space (“Side Lot” or “Garden Centers”), and our Petsense by Tractor Supply stores have approximately 5,500 square feet of inside selling space. Our online selling websites and our mobile application offer an extended assortment of products beyond those offered in-store and drive traffic into our stores through our buy online and pickup in-store and ship to store programs. Our retail store locations and digital capabilities provide the convenience to allow our customers to engage with us anytime, anywhere, and in any way they choose.

Business Strategy for Tractor Supply Company

We believe our sales and earnings growth is the result of executing our multi-year strategy, which includes the following key components:

Target Market

We are dedicated to fulfilling the lifestyle needs of recreational farmers, ranchers, homesteaders, animal and pet owners, and all those who enjoy living the rural lifestyle. Our distinct approach differentiates us from other retailers by concentrating our product assortment and services on these core customers. We provide a convenient shopping experience both in-store and online, focusing on needs-based, demand-driven product categories. Serving the rural lifestyle market, we act as a trip consolidator for numerous needs-based requirements of farm, ranch, and rural customers. Additionally, we extend our legendary customer service to address the “Out Here” business-to-business market including larger farms, small to medium businesses and event spaces through our direct sales program.

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

Store Environment

Our stores are designed and managed to make shopping an enjoyable experience and to maximize sales and operating efficiencies. Stores are strategically arranged to provide an open environment for optimal product placement and visual display. In addition, these layouts allow for departmental space to be easily reallocated and visual displays to be changed for seasonal products and promotions. Display and product placement information is routinely sent to stores to ensure quality and uniformity among the stores, and our Field Activity Support Teams (“FAST”) are dedicated to support the stores in creating an enhanced in-store experience for our customers through best-in-class merchandising execution. Our store layouts and visual displays are designed to provide our customers a feeling of familiarity and convenience to enhance the shopping experience. Informative signs are located in key product categories to conveniently assist customers with purchasing decisions and merchandise location. These signs provide customers with a comparison of product qualities, clear pricing, useful information regarding product benefits, and suggestions for appropriate accessories. Also, our store team members wear highly visible red vests or aprons with name tags, and our customer service and checkout counters are conveniently located near the front of the store. Our stores have been equipped with tools such as team member communication devices and mobile point-of-sale devices that enable our team members to provide an enhanced shopping experience to our customers. In addition, our buy online and pickup in-store and ship to store programs, including curbside pickup, provide convenient access for customers to pick up merchandise from our store locations. We also offer store delivery in all of our Tractor Supply stores to meet our customers’ needs.

We are in the midst of a multi-year project that began in 2020 to remodel our existing store base, bringing programs to life with new fixtures, layouts, and products that truly enhance the customer shopping experience. The site-level space is analyzed category by category and reallocated as needed to align with current merchandising strategies and to drive space productivity. Another space productivity initiative is to transform our Side Lot with an expanded product offering and an enhanced shopping experience. With this investment, the Side Lot space is leveraged to offer a wider product offering in the lawn and garden categories and new categories within the garden center, and offer greater convenience through the expansion of our buy online and pickup in-store and ship to store capabilities for drive-thru pickup.

Merchandising and Purchasing

We offer an extensive assortment of products for all those seeking to enjoy the “Out Here” lifestyle. Our product assortment is tailored to meet the needs of our customers in various geographic markets. Our full line of product offerings includes approximately 17,000 to 25,000 products per store as well as over 300,000 products online. No single product accounted for more than 10% of our sales during fiscal 2025. Our comprehensive selection of merchandise is comprised of the following major product categories:

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

The following table indicates the percent of net sales represented by each of our major product categories during fiscal 2025, 2024, and 2023:

	Percent of Net Sales
	Fiscal Year
Product Category:	2025	2024	2023
Livestock, Equine & Agriculture	27%	26%	27%
Companion Animal	24	24	25
Seasonal & Recreation	24	24	22
Truck, Tool & Hardware	15	16	16
Clothing, Gift & Décor	10	10	10
Total	100%	100%	100%

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

Our products are sourced through both domestic and international vendors, each of whom are expected to adhere to a code of conduct that guides our relationship. Our business is not dependent upon any single vendor or particular group of vendors. We purchase our products from a group of over 1,100 vendors, with no one vendor representing more than 10% of our purchases during fiscal 2025. Approximately 425 core vendors accounted for 90% of our merchandise purchases during fiscal 2025. We have not experienced any significant difficulty in obtaining satisfactory alternative sources of supply for our products to meet customer demands despite the changes in tax and trade policies, tariffs, and other regulations affecting trade between the U.S. and other countries. We believe that adequate sources of supply exist, but they may cost more or require us to incur higher transportation costs.

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

In addition to selling products that bear high quality, nationally-known manufacturer brands, we also sell products under a number of brands owned by the Company (“Owned Brands”) as well as exclusively licensed product categories per licensing agreements with third parties (“Exclusive Product Categories”) that we consider to be important to our business. These Owned Brands are manufactured for us by a number of vendors and provide an alternative to the national brands, which helps provide value for our customers and positions us as a destination retailer.

Beginning in the fiscal year ended December 27, 2025, we revised the metric of exclusive brands as a percentage of total sales, which historically included only our Owned Brands, to include both our Owned Brands and Exclusive Product Categories as a percent of total sales. Prior period amounts have been recast to conform to the current year presentation. Our Owned Brands and Exclusive Product Categories, collectively, represented approximately 30%, 29%, and 29% of our total sales in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Our Owned Brands identified below have been registered as trademarks with the USPTO for certain products and some are the subject of additional applications for registration pending before the USPTO for other products.

4health® (pet foods and supplies)	Paws & Claws® (pet foods and supplies)
American Farmworks® (livestock, farm and ranch equipment)	Producer’s Pride® (livestock and horse feed and supplies)
Bit & Bridle® (apparel and footwear)	Red Shed® (gifts, collectibles, and outdoor furniture)
Blue Mountain® (apparel)	Redstone® (heating products)
C.E. Schmidt® (apparel and footwear)	Retriever® (pet foods and supplies)
Country Lane® (grooming preparations, animal feed and feed supplements)	Ridgecut® (apparel)
Countyline® (livestock, farm and ranch equipment)	Royal Wing® (bird feed and supplies)
Country Tuff® (lubricants, fluids and oil treatments)	Royal Wing Total Care® (bird feed and supplies)
Dumor® (livestock and horse feed and supplies)	Strive® (pet foods)
Farm Table® (pet food and treats)	Traveller® (truck and automotive products)
Groundwork® (lawn and garden supplies)	TravellerX® (truck and automotive products)
Huskee® (outdoor power equipment)	Treeline® (hunting gear and accessories)
Impeckables® (poultry feed, poultry kits and egg incubators)	TSC Tractor Supply Co® (trailers, truck tool boxes and animal bedding)
JobSmart® (tools)	Untamed® (pet foods)

Our trademark and service mark registrations have various expiration dates; however, provided that we continue to use the marks and file appropriate maintenance and renewal documentation with the USPTO in a timely manner, the registrations are potentially perpetual in duration. Our patents (United States) have expiration dates ranging from March 31, 2030 to January 18, 2044 and protect various elements, designs or functions of farm and ranch equipment, as well as light systems for trucks and other vehicles.

We believe our intellectual property, which includes the trademarks and service marks identified above, together with certain trade names, domain names, patents, and copyrights, has significant value and is an important component of our merchandising and marketing strategies.

Distribution

We currently operate a distribution facility network for supplying stores with merchandise and delivering product ordered through our websites and mobile application. In fiscal 2025, our Tractor Supply stores received approximately 81% of their merchandise through this network while the remaining merchandise shipped directly from our vendors to our stores or customers. We believe this flow facilitates the prompt and efficient distribution of merchandise that allows us to be a dependable supplier to our customers for their “Out Here” lifestyle solutions by enhancing in-stock inventory positions, while minimizing freight expense and improving the inventory turn rate. Our distribution facilities, located in Arizona, Arkansas, Georgia, Indiana, Kentucky, Maryland, Nebraska, New York, Ohio and Texas represent a total distribution center capacity of approximately 7.8 million square feet. We also use third-party operated import centers, mixing centers, and pop-up distribution facilities which provide additional distribution capacity. In addition, the Company is building a new distribution center located in Nampa, Idaho. This new facility will expand the Company’s distribution center capacity by approximately 865,000 square feet and is anticipated to begin operations in the fourth quarter of 2026.

We select the locations of our distribution facilities in an effort to minimize logistics costs and optimize the distance from distribution facilities to our stores. Our distribution centers utilize warehouse and labor management tools that support the planning, control, and processing of inventory. We manage our inbound and outbound transportation activity in-house through the use of a transportation management system. We utilize multiple common carriers for store and direct to customer deliveries. We manage our transportation costs through carrier negotiations, monitoring of transportation routes, and scheduling of deliveries. Additionally, our comprehensive Final Mile delivery solution (“Final Mile”) provides greater order visibility and delivery reliability to our customers and is a key initiative for driving our direct sales business and our digital sales.

Marketing

Leveraging our value-driving offerings from our Neighbor’s Club loyalty program, we employ an “everyday low price” philosophy to consistently offer our products at competitive prices complemented by limited and strategically planned promotions throughout the year. To drive store and online traffic, build brand consideration, and position ourselves as a destination retailer, we promote a broad selection of merchandise and our “Life Out Here” brand messaging through digital and social media initiatives, targeted digital video (connected TV and streaming programming), and e-mail. In addition, our Neighbor’s Club loyalty program continues to drive strong customer engagement and enhances our ability to engage with our customers, recognize and reward our best customers, drive desired purchase behaviors, and create brand advocacy. Vendors frequently support these specific programs by offering temporary cost reductions, additional funding, and honoring coupons. Our vendors also provide assistance with product presentation and fixture design, support for in-store events, point-of-purchase materials for customer education, and product knowledge training for our team members.

Digital

Ensuring that our customers can engage with us through a seamless, digital experience that supports their “Life Out Here” needs whether in our stores, on our website, on our mobile application, or via our Customer Solutions Center, is a high priority for us. Our approach is to make our products, expertise, and services accessible whenever and however customers choose to engage with Tractor Supply. We provide our customers the opportunity to shop in a manner that fits their lifestyle. Through our Neighbor’s Club loyalty program, we use customer insights to strengthen engagement and personalize experiences across channels. We offer buy online, pickup in-store, curbside pickup, delivery to a local store, and delivery to home, farm, or business. Our digital platform offers an extended assortment, including direct to consumer items not carried in stores, allowing us to expand our “endless aisle” to meet a broader range of customer needs. For select products, we offer same day delivery. Our distribution facilities and our nationwide store network operate together as an integrated fulfillment capability supporting our omnichannel capabilities. Our digital platforms, stores, and supply chain are increasingly connected through digital capabilities, enabling a seamless shopping experience and supporting the fulfillment of a significant portion of digital orders through our stores. We continue to invest in technologies that enhance both customer and team member experiences, including data analytics, automation, and the responsible use of artificial intelligence. These tools support operational efficiency, strengthen our digital platforms, and improve fulfillment capabilities across our integrated network.

Continuous Improvement

We are committed to a continuous improvement program that enhances productivity and operational effectiveness. Using the Tractor Value System, our internal continuous improvement framework along with data analytics and team member engagement, we assess processes and identify opportunities to reduce costs and support innovation. We establish annual goals for productivity and cost improvement and provide training to expand our team’s understanding and application of continuous improvement principles. We have implemented various continuous improvement projects across the business. Team members are empowered to challenge existing processes and improve operations. Management regularly seeks input from team members and incorporates their feedback into improvement initiatives.

Management Information and Control Systems

We have invested resources in management information and control systems to support our operations, manage merchandise flow, and provide a consistent customer experience across our stores, supply chain, and digital platforms. This investment includes use of digital technologies that support the “Life Out Here” lifestyle and integrate the customer experience in-store, online, and through our Customer Solutions Center, which connects multiple customer engagement channels. Our key platforms include:

•Point-of-sale system;
•In-store mobility;
•E-commerce platform;
•Consumer mobile app;
•Replenishment and allocation systems;
•Merchandising presentation and inventory management tools;
•Warehouse and transportation management systems;
•Labor management tools for stores and supply chain;
•Price and promotion management system;
•Vendor purchase order control system;

•Human resource information systems;
•Business intelligence and analytics tools; and
•Customer loyalty and campaign management system.

These systems are integrated through an enterprise resource planning (“ERP”) system. This ERP system tracks merchandise from initial order through final sale and interfaces with our financial systems.

We invest in technology to maintain the reliability, scalability, and security of our systems and to support our strategic priorities. We also continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software updates, modernization of core platforms, and upgrades to support stable and efficient system performance. We also invest in information technology and implement and assess capabilities such as computer vision, automation, advanced analytics, and the responsible use of artificial intelligence. We evaluate additional emerging technologies, including robotics, robotic process automation, and edge computing, as potential tools to improve operational efficiency. We also maintain and regularly strengthen the security of our information systems to help protect personal information and other confidential Company data. We continue to adapt to evolving industry privacy laws and standards, as well as governance standards related to artificial intelligence. Critical areas of focus include cloud, endpoint protection, identity access management, and privacy. Collectively, these efforts are designed to support secure, efficient, and stable systems throughout our organization.

Petsense by Tractor Supply

Petsense by Tractor Supply is a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 27, 2025, we operated a total of 207 Petsense by Tractor Supply stores in 23 states and an e-commerce website (Petsense.com). The Petsense name is registered with the USPTO.

Allivet

Allivet is an online pet and animal pharmacy fully licensed in all 50 states with three distribution centers that allow it to efficiently serve the needs of its customers and reach a large majority of the U.S. with next day delivery. We operate the Allivet pharmacy through both Tractorsupply.com and Allivet.com. Allivet has a proven platform to make pet parenting easier by providing convenient access to brand-name medications, expert pharmacy advice, and automatic delivery with its auto-ship program.

Human Capital

We believe that our team members are the foundation of our business and that their hard work, passion, commitment, and experience drive our success. As a result of our commitment to our team members, we have been recognized by the Great Place to Work Institute as a “Great Place to Work-Certified” company for six consecutive years. Additionally, we earned a spot on national lists including Computerworld’s Best Places to Work in IT (2025), Newsweek’s America's Most Admired Companies (2025), and Forbes’ America's Best Large Employers (2024). Below are further descriptions of our Company and our focus on the development and support of our team members:

Management and Team Members

As of December 27, 2025, we employed approximately 26,000 full-time and 26,000 part-time team members and use contractors on an as-needed basis. We typically employ additional part-time team members throughout the year during high sales volume periods. We are not party to any collective bargaining agreements.

Eligible team members participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon individual, team, and/or Company performance. In addition to bonus incentive programs, we provide our eligible team members with the opportunity to participate in an employee stock purchase plan and a 401(k) retirement savings plan. We offer health insurance for which we share a significant portion of the cost of premiums. We additionally provide our eligible team members with a tuition reimbursement program, paid time off and a six-week parental leave policy for new parents. Our team members also receive a discount on merchandise purchased from the Company.

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

Workplace Health and Safety

At Tractor Supply, maintaining a healthy, safe environment for our team members and customers is embedded in our mission and values. Team members are empowered to do the “right thing” and encourage the same of others. We are committed to driving a culture of safety for our team members, customers and communities through role-based training specific to Tractor Supply’s operations, the use of technology to deliver training, and an attitude of continuous improvement.

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

Over the past five years, we have experienced considerable sales growth, resulting in a compounded annual growth rate of approximately 7.9%. We plan to open approximately 100 new Tractor Supply stores in fiscal 2026, a selling square footage increase of approximately 4%. In fiscal 2025, we opened 99 new Tractor Supply stores and five new Petsense by Tractor Supply stores. In fiscal 2024, we opened 80 new Tractor Supply stores and 11 new Petsense by Tractor Supply stores. This represents a selling square footage increase of approximately 4% during fiscal 2025 and 2% during fiscal 2024.

At December 27, 2025, we operated 2,602 retail stores in 49 states (2,395 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores). Given the size of the communities that we target, we believe there is ample opportunity for new store growth in many existing and new markets. We believe we have developed a proven method for selecting store sites and have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

Approximately 61% of our stores are in freestanding buildings and 39% are located in shopping centers. We lease approximately 97% of our stores and own the remaining 3%.

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

Information about our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2026.

The following is a list of the names and ages of all executive officers of the registrant, indicating all positions and offices with the registrant held by each such person and each person’s principal occupations and employment during at least the past five years:

Name	Position	Age
Harry A. Lawton, III	President and Chief Executive Officer	51
Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer	54
J. Seth Estep	Executive Vice President – Chief Merchandising Officer	46
Kimberley S. Gardiner	Senior Vice President – Chief Marketing Officer	57
Melissa D. Kersey	Executive Vice President – Chief Human Resources Officer	51
Robert D. Mills	Executive Vice President – Chief Technology, Digital Commerce and Strategy Officer	53
John P. Ordus	Executive Vice President – Chief Stores Officer	50
Colin W. Yankee	Executive Vice President – Chief Supply Chain Officer	48

Harry A. Lawton, III has served as President and Chief Executive Officer since January 2020. Mr. Lawton served as President of Macy's, Inc. from September 2017 to December 2019. Prior to that time, Mr. Lawton served as Senior Vice President, North America at eBay, Inc. since May 2015. Mr. Lawton previously held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot's online business. Since January 2019, Mr. Lawton has served as a director of Sealed Air Corporation and was appointed as a director of Wayfair Inc. in November 2025. Mr. Lawton also previously served as a director of Buffalo Wild Wings, Inc. from October 2016 to February 2018.

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

The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics; consumer preferences, expectations and needs; and unexpected weather conditions, public health issues (including pandemics and quarantines and related shut-downs, re-openings, or other actions by the government) or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and managing an excellent customer experience. It is difficult to successfully predict the products and services our customer will demand. As our customers increasingly expect a more personalized experience, our ability to collect, use, and protect relevant customer data is important to our ability to effectively meet their expectations. Our ability to collect and use that data, however, is subject to a number of external factors, including the impact of legislation or regulations governing data privacy and security. In addition, each of our primary customer groups has different needs and expectations, many of which evolve as the demographics in a particular customer group change. We also need to offer more localized assortments of our merchandise to appeal to local cultural and demographic tastes within each customer group. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.

Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology and a variety of electronic devices and digital platforms to rapidly compare products and prices, read product reviews, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products, and they often expect quick, timely, and low-price or free delivery and/or convenient pickup options. We must continually anticipate and adapt to these changes in the purchasing process. There is no guarantee that measures we take to address this, such as our store localization, direct sales, and Final Mile initiatives, will be successful or sufficient to address our customer’s needs.

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

An integral part of our business strategy includes the expansion of our store base through new store openings. Our expansion strategy is dependent on our ability to find suitable locations, and we face competition from many retailers and other businesses for such sites. If we are unable to implement this strategy, our ability to increase our sales, profitability, and cash flow could be impaired. To the extent that we are unable to open new stores in the manner we anticipate (due to, among other reasons, site approval or unforeseen delays in construction), our sales growth may be impeded.

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

Failure to protect our reputation could have a material adverse effect on our brand name or any of our Owned Brands.

Our success depends in part on the value and strength of the Tractor Supply name, including our Owned Brands. The Tractor Supply name is integral to our business, as well as to the implementation of our strategies for expanding our business. Maintaining, promoting, and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, whether or not based on fact. Any failure to comply or accusation of our failure to comply with data privacy, environmental, ethical, labor, product, social, and other regulatory and industry standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Customers are also increasingly using social media to provide feedback and information about our Company, including our products and services, in a manner that can be quickly and broadly disseminated. We have been, and in the future may be, subject to criticism in the media and on social media regarding our company and management, as well as our stewardship strategies and changes in those strategies, which may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. Widespread dissemination of such criticism at times has impacted our relationships with our customers and investors, and may do so in the future. Further, adverse publicity about our merchandise products or company, whether valid or not, may discourage customers from buying the products we offer. Additionally, our proprietary rights in our trademarks, trade names, service marks, domain names, copyrights, patents, trade secrets and other intellectual property rights are valuable assets of our business. We may not be able to prevent or even discover every instance of unauthorized third party uses of our intellectual property or dilution of our brand names, such as when a third party uses trademarks that are identical or similar to our own. Any of these events could result in decreased revenue or otherwise adversely affect our business.

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

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions or rising sea levels) or transition risks (such as regulatory or technology changes, including the risk of evolving or diverging regulatory requirements and investor and consumer expectations in different jurisdictions) are expected to be widespread and unpredictable. These changes over time could affect, for example, consumer behavior and preferences, the availability and cost of certain consumer products and commodities, and energy (including utilities), which, in turn, may impact our ability to procure certain goods or services required for the operation of our business at the quantities and levels we or our customers require.

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

We may be adversely affected by legal, regulatory, or market responses to global climate change.

Growing concern over climate change has led policy makers in the U.S. and elsewhere to consider the enactment of legislative and regulatory proposals that would impose mandatory requirements on greenhouse gas emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, we use natural gas, diesel fuel, gasoline and electricity in conducting our operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs, which could materially affect our profitability. We may also be subject to additional and more complex reporting requirements in the future. For example, the State of California recently amended the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. The implementation of certain of these requirements was paused in November 2025 and remains subject to litigation, with the result that the timing and outcomes of such court proceedings are currently unclear. If enacted, the disclosure rules could significantly increase compliance burdens and associated regulatory costs and complexity. Compliance with any new or more stringent laws or requirements, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. In addition, regulatory uncertainty, changes in applicable rules and regulations, and regulations in different jurisdictions that may conflict with each other may make compliance more costly or difficult to achieve. Our inability to appropriately respond to such changes could adversely impact our business, financial condition, results of operations or cash flows. Additionally, we could suffer adverse reputational impacts if we are not able to respond to any new regulatory or market changes in a timely fashion, on the same timeline as our peers, or at all.

Our investors, other stakeholders, and regulators may not be satisfied with our ESG efforts including DE&I.

In July 2024, we announced a change in our goals relating to our carbon emissions goals and DE&I efforts. In addition, in 2025, we determined not to adopt climate targets in line with the Science Based Targets initiative. Our stakeholders may not be satisfied with our efforts or the changes in our goals, which could adversely affect public perception of our business, team member morale, customer or stockholder support as well as business and/or financial performance. For example, certain of our investors, as well as shareholder advocates, are placing an emphasis on how corporations address ESG including DE&I issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. Additionally, certain stock indices consider ESG factors in determining which companies qualify for inclusion. If our investors, shareholder advocates, or indices in which we are included react negatively to future changes in our goals, it could have a negative impact on our stock price. Future changes to our ESG goals and strategies may further adversely impact our relationship with our team members, customers, stockholders, and other stakeholders, which could result in a reduction in sales, a negative impact on our stock price, and erosion of stockholder trust or consumer perception. In addition, we may be subject to regulatory scrutiny, including potential enforcement action, if any of our regulators has a negative reaction to the changes in our goals or perceives our goals to conflict with regulatory requirements.

Macroeconomic Risks

General economic and geopolitical conditions may adversely affect our financial performance.

Our results of operations may be sensitive to changes in overall economic and geopolitical conditions that impact consumer spending, including discretionary spending. A weakening of economic conditions affecting disposable consumer income such as lower employment levels, negative consumer outlook, uncertainty, instability or changes in business or political conditions, social and political causes and movements, including government shutdowns, changes in interest rates, inflation/deflation, higher tax rates or tariffs, changes in the value of the U.S. dollar relative to other currencies, higher fuel and energy costs, higher labor and healthcare costs, and other economic matters could reduce consumer spending or cause consumers to shift their spending to competitors. A general reduction in the level of discretionary spending, shifts in consumer discretionary spending to our competitors or shifts in discretionary spending to less profitable products sold by us could result in lower net sales, slower inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins. Furthermore, natural disasters or acts of terrorism, public health epidemics or pandemics, and geopolitical tensions or incidents such as war, civil unrest, terrorist attacks or other acts of violence in the United States or in other areas of the world could adversely affect consumer spending or our operations, which could have a negative effect on our results of operations and financial condition.

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

Team Member Risks

Our failure to attract and retain qualified team members, increases in wage and labor costs, and changes in laws and other labor issues could adversely affect our financial performance.

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

The Company does not control third party vendors’ actions or the components or manufacture of their products. Any problems caused by these third-parties, or issues associated with their products or workforce, including customer or governmental complaints, breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, and cyber-attacks or security breaches at a vendor could subject the Company to litigation and adversely affect the Company’s ability to deliver products and services to its customers and have a material adverse effect on our results of operations and financial condition.

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

The economic landscape in the U.S. contains uncertainty with respect to tax and trade policies, tariffs and regulations, and other geopolitical considerations affecting trade between the U.S. and other countries. We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America. Major developments in tax policy, trade relations, or diplomatic relationships, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported products or retaliatory actions by countries affected by changes in U.S. tax and trade policies, could have a material adverse effect on our business, results of operations, and financial condition.

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

We source a portion of our merchandise from manufacturers located outside the U.S., primarily in Asia and Central America, and many of our domestic vendors have a global supply chain. The U.S. has recently imposed new or higher tariffs on certain products imported into the U.S. from China and other countries and could propose additional tariffs. The imposition of tariffs on imported products has increased our costs and could result in reduced sales and profits. The changes in certain tax and trade policies, tariffs and other regulations affecting trade between the U.S. and other countries enacted under the prior U.S. administration increased the cost of our merchandise sourced from outside of the U.S., which represents a large percentage of our overall merchandise. It remains unclear how tax or trade policies, tariffs or trade relations may change under the current U.S. administration, which could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

In addition, the imposition of tariffs by the U.S. has resulted in the adoption of tariffs by China and other countries on U.S. exports and could result in the adoption of additional tariffs by other countries as well. A resulting trade war or increasing trade tensions could have a significant adverse effect on world trade and the world economy. Further, the imposition of tariffs or other changes in world trade could have an impact on certain U.S. industries and consumers, could cause us to raise our prices and re-evaluate the sourcing of our products, and could consequently negatively impact the consumer demand for products that we sell.

Through our enterprise risk management, we continue to evaluate the impact of the effective and potential tariffs on our supply chain, costs, sales, and profitability as well as our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options, and adjusting retail selling prices. Increased tariffs have impacted our costs and margins, and given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the future impact on our business, results of operations, and financial condition is uncertain but could be significant. Thus, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful in whole or in part. To the extent that our supply chain, costs, sales, or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition, and results of operations may be materially adversely affected.

A significant disruption to our distribution network or to the timely receipt of inventory could adversely impact sales or increase our transportation costs, which would decrease our profits.

We rely on our distribution and transportation network, including third-party logistics providers, to provide goods to our stores in a timely and cost-effective manner through deliveries to our distribution facilities from vendors and then from the distribution facilities or direct ship vendors to our stores or customers by various means of transportation, including shipments by sea, air, rail, and truck. Any disruption, unanticipated expense, or operational failure related to this process could negatively affect our operations. For example, unexpected delivery delays (including delays due to weather, fuel shortages, work stoppages, global or regional health epidemics, product shortages from vendors, or other reasons) or increases in transportation costs (including increased fuel costs or a decrease in transportation capacity for overseas shipments) could significantly decrease our ability to provide adequate products to meet increased customer demand for certain products, or products at a desired price, resulting in lower sales and profitability. In addition, labor shortages or work stoppages in the transportation industry or long-term disruptions to the national and international transportation infrastructure that lead to delays or interruptions of deliveries could negatively affect our business. Also, a fire, tornado, snow or ice storm, or other disaster at one of our distribution facilities could disrupt our timely receiving, processing, and shipment of merchandise to our stores which could adversely affect our business. Shortages or interruptions in the receipt or supply of products caused by unanticipated demand, such as occurred during the COVID-19 pandemic, problems in production or distribution, financial or other difficulties of supplies, inclement weather or other economic conditions, including the availability of qualified drivers and distribution center team members, could adversely affect the availability, quality and cost of products, and our operating results.

The implementation of our supply chain initiatives could disrupt our operations in the near term, and these initiatives might not provide the anticipated benefits or might fail.

We maintain a network of distribution facilities and have plans to build new distribution facilities and expand existing facilities to support our long-term strategic growth initiatives. Delays in opening new or expanded distribution facilities could adversely affect our future operations by slowing store growth or negatively impacting our fulfillment capabilities, which may in turn reduce revenue growth. In addition, distribution-related construction or expansion projects, such as our Final Mile initiatives, entail risks which could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental, or geological problems; weather interference; fires or other casualty losses; and unanticipated cost increases. The completion date and ultimate cost of future projects could differ significantly from initial expectations due to construction-related or other reasons. We cannot guarantee that all projects will be completed on time or within established budgets.

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

Technology, Data Security, Cybersecurity, Business Continuity, and Disaster Recovery Risks

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

We depend on information systems and technology, some of which are managed or provided by third-parties, for many activities important to our business. As do most retailers, we receive and store in our information systems certain personal and other sensitive information about our business, customers, team members, and vendors. Additionally, we also receive and process information permitting cashless payments as part of our in-store and online operations at TractorSupply.com, Petsense.com, and Allivet.com, and on our mobile application, some of which depend upon the secure transmission of confidential information over public networks. The information that we receive and store makes us subject to cybersecurity attacks and cyber incidents, which are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated, and are being made by groups and individuals with a wide range of expertise and motives. We are the target of attempted cyber and other security threats and we continuously monitor our information technology networks and infrastructure in an effort to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We have enhanced our cybersecurity processes and procedures in response to the general cybersecurity threat environment in recent years. We are not aware of any discrete cybersecurity threat, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, these security measures cannot provide absolute assurance or guarantee that we will be successful in preventing, detecting, or responding to every such breach or disruption and/or preventing the misuse of confidential information of our business, customers, team members, or vendors. Similar risks exist with respect to the third-party vendors on which we rely for aspects of our information technology support services and administrative functions, even if the attack or breach does not directly impact our systems or information.

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

Through our continued information technology enhancements, including the use of artificial intelligence, we believe we are able to provide an improved overall shopping environment and a Digital experience that empowers our customers to shop and interact with us from computers, tablets, smart phones, and other mobile communication devices. We use our websites, TractorSupply.com, Petsense.com, and Allivet.com, and our mobile application as both a sales channel for our products and as a method of providing product, project, and other relevant information to our customers to drive in-store and online sales. Digital retailing is continually evolving and expanding, and we must effectively respond to changing customer expectations and new developments. The portion of total consumer expenditures with retailers occurring online and through mobile applications has continued to increase. The pace of this increase could further accelerate in the future. Our business has evolved from an in-store experience to interaction with customers across numerous channels, including in-store, online, mobile and social media, among others. Digital retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. Our customers are increasingly using mobile phones, tablets, computers, and other devices to shop and to interact with us through social media. We are making investments in our websites and mobile applications. If we are unable to make, improve, or develop relevant customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. Disruptions, failures, or other performance issues with these customer-facing technology systems, including any artificial intelligence or machine learning systems we use now or may use in the future, could impair the benefits that they provide to our in-store and online business and negatively affect our relationship with our customers.

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

Our increasing use of and investment in artificial intelligence and other emerging technologies could adversely affect our business, financial condition, and reputation.

We use internally developed and third-party artificial intelligence and machine learning technology systems to operate our retail business more efficiently and to enhance the experiences of our customers and team members. Our integrated use of these technology systems is intended to support more personalized customer experiences and improve forecasting, sourcing, inventory planning, labor planning, and fulfillment for seasonal and weather-sensitive demand. We are investing, and expect to continue to invest, in expanding our artificial intelligence capabilities and to consider the adoption of other emerging technologies. There can be no assurance, however, that our development or use of these technologies will achieve their intended benefits, operate as expected, be cost-effective, or not result in unintended consequences. Further, the rapidly evolving legal and regulatory environment relating to artificial intelligence and privacy could impact our implementation of these and other emerging technologies and increase compliance costs and the risk of non-compliance. Flaws, breaches, or malfunctions in these systems could lead to operational disruptions, data loss, erroneous decision-making, regulatory scrutiny, reputational harm, or legal liability that could adversely affect our business, reputation, and financial condition. In addition, we face risk of competitive disadvantage if our competitors more effectively use emerging technologies to better serve customers, drive internal efficiencies, and create new or enhanced products or services.

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

As of December 27, 2025, our total outstanding consolidated debt was approximately $1.77 billion. Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. Our ability to make payments on our indebtedness, to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance all or a portion of our indebtedness on acceptable terms, or at all, will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing and other financial restrictions imposed by lenders and conditions in the credit markets at the time we refinance. If we are unable to refinance our indebtedness on acceptable terms, we may be forced to agree to otherwise unfavorable financing terms. This could have a material adverse effect on our business, financial condition and results of operations.

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

Although our Board of Directors has indicated an intention to pay future quarterly cash dividends on our common stock, any determination to pay or increase cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, and our Board of Directors’ continuing determination that the declaration of dividends is in the best interests of our stockholders and is in compliance with all laws and agreements applicable to the dividend. Furthermore, although our Board of Directors has authorized a share repurchase program of up to $7.50 billion, we may temporarily pause or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. The share repurchase program does not have an expiration date. As of December 27, 2025, the Company had remaining authorization under the share repurchase program of $1.13 billion, exclusive of any fees, commissions or other expenses.

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

Legal, Regulatory, and Compliance Risks

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

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay, discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations

Our business could be negatively impacted as a result of federal, state, local, or foreign laws and regulations.

We are subject to numerous federal, state, local, and foreign laws and governmental regulations including those relating to competition, environmental protection, personal injury, intellectual property, consumer product safety, building, land use and zoning requirements, workplace regulations, wage and hour, privacy and information security, pricing, record management, and employment law matters, as well as laws, regulations and licensing requirements governing animal health products and services and pet pharmacy activities.

Our operations, including our outsourced exclusive brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”), the Environmental Protection Agency (the “EPA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food and drug safety standards.

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

Governance

On behalf of the Board, the Audit Committee provides oversight of the Company’s management of cybersecurity risk. The Audit Committee regularly reviews the Company’s cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities, and compliance with cybersecurity and privacy laws and regulations. The Company’s Vice President, Information Security and Privacy, briefs the Audit Committee quarterly, and more often, if necessary, on active and emerging cybersecurity threats and efforts to strengthen the Company’s defenses against these threats. The Audit Committee reports regularly on cybersecurity matters to the Board.

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

Item 2.        Properties

As of December 27, 2025, the Company operated 2,602 stores in 49 states (2,395 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores.) The Company leases approximately 97% of its stores. Store leases typically have initial terms of between 10 and 20 years, with two to four optional renewal periods of five years each, exercisable at our option. No single lease is material to the Company’s operations. Approximately 61% of our stores are in freestanding buildings and 39% are located in shopping centers. The following is a count of store locations by state:

State	Number of Stores	State	Number of Stores
Texas	269	New Mexico	33
North Carolina	130	Washington	31
Georgia	125	West Virginia	31
Florida	118	Colorado	28
Pennsylvania	117	Maryland	27
Michigan	113	Massachusetts	27
Ohio	108	Nebraska	27
Tennessee	108	New Hampshire	25
New York	100	Maine	23
California	98	Connecticut	22
Alabama	82	Iowa	22
Virginia	80	Minnesota	20
Missouri	75	Utah	18
Kentucky	74	Idaho	15
Louisiana	69	Oregon	15
South Carolina	69	North Dakota	14
Indiana	67	Montana	11
Oklahoma	63	Vermont	10
Mississippi	61	Wyoming	10
Arkansas	48	Nevada	9
Kansas	44	South Dakota	9
Arizona	41	Delaware	7
Illinois	35	Rhode Island	4
Wisconsin	35	Hawaii	2
New Jersey	33
			2,602

The following is a list of distribution facility locations and approximate square footage. All locations are owned as of December 27, 2025:

Distribution Facility Location	Approximate Square Footage
Maumelle, Arkansas	1,150,000
Frankfort, New York	924,000
Navarre, Ohio	898,000
Franklin, Kentucky	833,000
Pendleton, Indiana	764,000
Macon, Georgia	684,000
Waco, Texas	666,000
Casa Grande, Arizona	650,000
Hagerstown, Maryland	623,000
Waverly, Nebraska	592,000

The Company’s Store Support Center occupies approximately 260,000 square feet of owned building space in Brentwood, Tennessee, and the Company’s Merchandising Innovation Center occupies approximately 32,000 square feet of leased building space in Nashville, Tennessee.

In addition, the Company is building a new distribution center in Nampa, Idaho and anticipates that the new facility will begin operations in the fourth quarter of 2026.

The Company also uses third-party operated import centers, mixing centers, bulk centers, and other distribution facilities which provide additional distribution capacity.

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

As of January 24, 2026, the number of record holders of our common stock was 837 (excluding individual participants in nominee security position listings).

Dividends

We paid cash dividends totaling $487.7 million and $472.5 million in fiscal 2025 and 2024, respectively. In fiscal 2025, we declared and paid cash dividends to stockholders of $0.92 per common share outstanding as compared to $0.88 per common share outstanding in fiscal 2024. These payments reflect an increase in the quarterly dividend to $0.23 in all four quarters of fiscal 2025 from $0.22 per share in all four quarters of fiscal 2024.

On February 10, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on March 10, 2026, to stockholders of record as of the close of business on February 24, 2026.

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

Issuer Purchases of Equity Securities

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. As of December 27, 2025, the Company had remaining authorization under the share repurchase program of $1.13 billion, exclusive of any fees, commissions or other expenses. Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock purchase activity during fiscal 2025 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
First Quarter (a)	1,987,824	$54.29	1,727,207	$1,393,397,825
Second Quarter (a)	1,457,093	$51.10	1,446,917	$1,319,474,084
Third Quarter (a)	1,291,103	$59.31	1,270,392	$1,244,131,945

Fourth Quarter: (a)
September 28, 2025 - October 25, 2025	700,000	$55.40	700,000	$1,205,362,627
October 26, 2025 - November 22, 2025	683,747	$54.36	680,367	$1,168,383,697
November 23, 2025 - December 27, 2025	792,085	$52.80	792,085	$1,126,572,889
	2,175,832	$54.13	2,172,452	$1,126,572,889

As of and for the year ended December 27, 2025	6,911,852	$54.50	6,616,968	$1,126,572,889

(a) The total number of shares purchased and average price paid per share include shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements of 260,617 during the first quarter, 10,176 during the second quarter, 20,711 during the third quarter, and 3,380 during the fourth quarter.

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

The following graph compares the cumulative total stockholder return on our common stock from December 26, 2020 to December 27, 2025 (the Company’s fiscal year-ends), with the cumulative total returns of the S&P 500 Index and the S&P Retail Index over the same period. The comparison assumes that $100 was invested on December 26, 2020, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends. The historical stock price performance shown on this graph is not indicative of future performance.

$225
$200
$175
$150
$125
$100
$75
$50
2020
2021
2022
2023
2024
2025
Tractor Supply Company
S&P 500
S&P Retail Index

	12/26/2020	12/25/2021	12/31/2022	12/30/2023	12/28/2024	12/27/2025
Tractor Supply Company	$100.00	$157.10	$157.69	$153.66	$198.19	$189.82
S&P 500	$100.00	$129.44	$106.92	$135.03	$171.36	$201.43
S&P Retail Index	$100.00	$120.64	$79.56	$113.30	$153.49	$159.33

Item 6.        Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended December 27, 2025 (our fiscal years 2025 and 2024). For a comparison of our results of operations for fiscal year December 28, 2024 and December 30, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, filed with the SEC on February 20, 2025. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements included elsewhere in this report. This discussion contains forward-looking statements and information. See “Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this report.

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

Overview

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). As of December 27, 2025, we operated 2,602 retail stores in 49 states under the names Tractor Supply Company and Petsense by Tractor Supply. Our stores are located primarily in towns outlying major metropolitan markets and in rural communities. We also operate websites under the names TractorSupply.com, Petsense.com, and Allivet.com as well as a Tractor Supply Company mobile application. Through our stores and e-commerce channels, we offer the following comprehensive selection of merchandise:

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

Over the past five years, we have experienced considerable growth in stores, growing from 2,105 stores (1,923 Tractor Supply retail stores and 182 Petsense by Tractor Supply retail stores) at the end of fiscal 2020 to 2,602 stores (2,395 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores) at the end of fiscal 2025, and in net sales, with a compounded annual growth rate of approximately 7.9%. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in many existing and new markets. We have developed a proven method for selecting store sites, and we believe we have significant additional opportunities for new Tractor Supply stores. We also believe that there is opportunity for continued growth for Petsense by Tractor Supply stores.

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

Executive Summary

In fiscal 2025, we opened 99 new Tractor Supply stores in 36 states and five new Petsense by Tractor Supply stores in four states and closed four Petsense by Tractor Supply stores. In fiscal 2024, we opened 80 new Tractor Supply stores in 34 states and 11 new Petsense by Tractor Supply stores in seven states and closed three Petsense by Tractor Supply stores. This resulted in a selling square footage increase of approximately 4% in fiscal 2025 and 2% in fiscal 2024.

Net sales increased 4.3% to $15.52 billion in fiscal 2025 from $14.88 billion in fiscal 2024. Comparable store sales increased 1.2% in fiscal 2025 as compared to an increase of 0.2% in fiscal 2024. Gross profit increased 4.8% to $5.65 billion in fiscal 2025 from $5.40 billion in fiscal 2024, and gross margin increased 16 basis points to 36.4% of net sales in fiscal 2025 from 36.3% of net sales in fiscal 2024. Operating margin decreased 41 basis points to 9.5% of net sales in fiscal 2025 from 9.9% of net sales in fiscal 2024. For fiscal 2025, net income was $1.10 billion, or $2.06 per diluted share, compared to $1.10 billion, or $2.04 per diluted share, in fiscal 2024.

We ended fiscal 2025 with $194.1 million in cash and cash equivalents and outstanding long-term debt of $1.77 billion, after returning $848.5 million to our stockholders through stock repurchases and quarterly cash dividends.

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

The estimated store inventory shrink rate is based on historical experience. We believe historical rates are a reasonably accurate reflection of future trends. Our shrinkage reserve contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding future shrinkage trends, the effect of loss prevention measures, and merchandising strategies.

We have not made any material changes in the accounting methodology used to recognize shrinkage in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate shrinkage. However, if assumptions regarding inventory loss for certain products are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in our shrinkage reserve as of December 27, 2025 would have affected net income by approximately $4.7 million in fiscal 2025.

Self-Insurance Reserves:

We self-insure a significant portion of our workers’ compensation insurance and general liability (including product liability) insurance plans. We have stop-loss insurance policies to protect from individual losses over specified dollar values. Provisions for losses related to our self-insured liabilities are based upon periodic, independent, actuarially determined estimates that consider a number of factors including historical claims experience, loss development factors, and severity factors.

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

We have not made any material changes in the accounting methodology used to establish our self-insurance reserves in the financial periods presented. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate insurance reserves. However, if we experience a significant increase in the number of claims or the cost associated with these claims, we may be exposed to losses that could be material. A 10% change in our self-insurance reserves as of December 27, 2025 would have affected net income by approximately $12.0 million in fiscal 2025.

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

There were no significant long-lived assets impairment charges recognized in fiscal 2025.

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

There were no goodwill or other indefinite-lived intangible assets impairment charges recognized in fiscal 2025.

Results of Operations

The following table sets forth, for the periods indicated, certain items in the Consolidated Statements of Income expressed as a percent of net sales.

	Fiscal Year

	2025	2024
Net sales	100.00%	100.00%
Cost of merchandise sold (a)	63.58	63.74
Gross margin (a)	36.42	36.26
Selling, general and administrative expenses (a)	23.79	23.39
Depreciation and amortization	3.18	3.00
Operating income	9.45	9.86
Interest expense, net	0.45	0.37
Income before income taxes	9.01	9.49
Income tax expense	1.95	2.09
Net income	7.06%	7.40%

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

Fiscal 2025 Compared to Fiscal 2024

Net sales increased 4.3% to $15.52 billion in fiscal 2025 from $14.88 billion in fiscal 2024. The increase in net sales was driven by new store openings, the contribution from Allivet, and the 1.2% increase in comparable store sales. Comparable store sales increased 1.2% from the prior year and represented $15.04 billion in sales. The comparable store average transaction value decreased 0.2% and comparable store average transaction count increased 1.4% for fiscal 2025, as compared to a decrease of 0.6% and increase of 0.8% in fiscal 2024, respectively. Comparable store sales growth was driven by strength in both C.U.E. and seasonal categories, partially offset by softness in emergency response and discretionary categories including big ticket products.

Sales from stores opened less than one year, including Allivet sales, were $467.0 million in fiscal 2025, which contributed a net 3.1 percentage points of the 4.3% increase over fiscal 2024 net sales. Sales from stores opened less than one year were $426.2 million in fiscal 2024, which represented 2.1 percentage points of the 2.2% increase over fiscal 2023 net sales.

The following table summarizes our store growth during fiscal 2025 and 2024:

	Fiscal Year

Store Count Information:	2025	2024
Tractor Supply
Beginning of period	2,296	2,216
New stores opened	99	80
Stores closed	—	—
End of period	2,395	2,296
Petsense by Tractor Supply
Beginning of period	206	198
New stores opened	5	11
Stores closed	(4)	(3)
End of period	207	206
Consolidated end of period	2,602	2,502

Stores relocated	7	5

The following table indicates the percent of net sales represented by each of our major product categories during fiscal 2025 and 2024:

	Percent of Net Sales
	Fiscal Year
Product Category:	2025	2024
Livestock, Equine & Agriculture	27%	26%
Companion Animal	24	24
Seasonal & Recreation	24	24
Truck, Tool & Hardware	15	16
Clothing, Gift & Décor	10	10
Total	100%	100%

Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.

Gross profit increased 4.8% to $5.65 billion in fiscal 2025 compared to $5.40 billion in fiscal 2024. As a percent of net sales, gross margin increased 16 basis points to 36.4% for fiscal 2025 compared to 36.3% for fiscal 2024. The gross margin rate increase was primarily attributable to cost management initiatives and the continued execution of an everyday low price strategy, partially offset by higher tariffs and increased delivery-related transportation costs.

Total selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.6% to $4.19 billion in fiscal 2025 from $3.93 billion in fiscal 2024. As a percent of net sales, SG&A expenses increased 57 basis points to 27.0% from 26.4%. The increase in SG&A as a percent of net sales was primarily attributable to planned investments and fixed cost deleverage given the level of comparable store sales growth. These factors were partially offset by both a disciplined focus on productivity and ongoing cost control, as well as a modest benefit from the Company’s ongoing sale-leaseback strategy.

Our effective income tax rate decreased to 21.6% for fiscal 2025 compared to 22.1% in fiscal 2024. The decrease was driven primarily by the benefit associated with the purchase of transferable federal tax credits, partially offset by a reduction in the benefit from annual stock compensation activity.

Net income in fiscal 2025 was $1.10 billion, or $2.06 per diluted share, compared to $1.10 billion, or $2.04 per diluted share, in fiscal 2024.

During fiscal 2025, we repurchased approximately 6.6 million shares of the Company’s common stock at a total cost of $361.0 million, including the 1% excise tax, as part of our share repurchase program. In fiscal 2024, we repurchased approximately 10.6 million shares at a total cost of $566.4 million.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 27, 2025	December 28, 2024
5.25% Senior Notes	$750.0	$750.0
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	230.00	300.00
Total outstanding borrowings	1,780.0	1,850.0
Less: unamortized debt discounts and issuance costs	(15.0)	(18.0)
Total debt	1,765.0	1,832.0
Less: current portion of long-term debt	—	—
Long-term debt	$1,765.0	$1,832.0

Outstanding letters of credit	$78.6	$74.1

We manage our business and financial ratios to target an investment-grade credit rating, which has historically allowed flexible access to financing at reasonable market costs. As of December 27, 2025, and the date of this filing, February 19, 2026, the Company's senior unsecured debt is rated “Baa1,” by Moody’s Investor Services with a stable outlook and “BBB” by Standard & Poor’s with a stable outlook. These ratings have been obtained with the understanding that Moody’s Investors Services and Standard & Poor’s will continue to monitor our credit and make future adjustments to these ratings to the extent warranted. The ratings are not a recommendation to buy, sell or hold our securities, may be changed, superseded or withdrawn at any time, and should be evaluated independently of any other rating.

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Consolidated Financial Statements.

Operating Activities

Operating activities provided net cash of $1.64 billion and $1.42 billion in fiscal 2025 and 2024, respectively. The $214.5 million increase in net cash provided by operating activities in fiscal 2025 compared to fiscal 2024 was due to changes in the following (in millions):

	Fiscal Year

	2025	2024	Variance
	(52 weeks)	(52 weeks)
Net income	$1,096.1	$1,101.2	$(5.1)
Depreciation and amortization	494.0	447.2	46.8
Gain on disposition of property and equipment	(93.1)	(62.5)	(30.6)
Share-based compensation expense	57.1	48.4	8.7
Deferred income taxes	61.3	(22.6)	83.9
Inventories and accounts payable	(82.3)	(137.9)	55.6
Prepaid expenses and other current assets	(1.3)	11.5	(12.8)
Accrued expenses	38.8	30.3	8.5
Income taxes	(5.9)	(19.2)	13.3
Other, net	70.6	24.4	46.2
Net cash provided by operating activities	$1,635.3	$1,420.8	$214.5
Note: Amounts may not sum to totals due to rounding.

The $214.5 million increase in net cash provided by operating activities is driven by both the increase in deferred income taxes, primarily attributable to the impact of the One Big Beautiful Bill Act (the “OBBBA”), and the effective management of our inventory and accounts payable.

Investing Activities

Investing activities used net cash of $778.6 million and $643.9 million in fiscal 2025 and 2024, respectively. The $134.7 million increase in net cash used in investing activities in fiscal 2025 compared to fiscal 2024 was due to changes in the following (in millions):

	Fiscal Year

	2025	2024
	(52 weeks)	(52 weeks)	Variance
New stores, relocated stores and stores not yet opened	$(376.0)	$(241.2)	$(134.8)
Existing stores	(223.9)	(284.0)	60.1
Information technology	(158.1)	(153.5)	(4.6)
Distribution center capacity and improvements	(127.8)	(95.8)	(32.0)
Corporate and other	(9.0)	(9.5)	0.5
Total capital expenditures	$(894.8)	$(784.0)	$(110.8)
Proceeds from sale of property and equipment	256.1	140.1	116.0
Acquisition of Allivet, net of cash acquired	(139.9)	—	(139.9)
Net cash used in investing activities	$(778.6)	$(643.9)	$(134.7)
Note: Amounts may not sum to totals due to rounding.

The increase in capital expenditures for new stores, relocated stores and stores not yet opened in fiscal 2025 is primarily driven by the increase in new store openings and the construction of owned, fixed-fee development stores. Capital expenditures for fiscal 2025 included the opening of 99 new Tractor Supply stores compared to 80 new Tractor Supply stores during fiscal 2024. Partially offsetting the increase in total capital expenditures, proceeds from the sale of property and equipment increased in fiscal 2025 primarily driven by the sale of both new, fixed-fee development stores and existing stores as part of our sale-leaseback program.

The decrease in capital expenditures for existing stores in fiscal 2025 primarily reflects a reallocation of funds to construction of the new distribution center in Nampa, Idaho, as well efficiencies and lower average costs related to our continued Project Fusion remodels and side lot garden center transformations.

Capital expenditures for information technology represent continued support of our store growth, improvements in mobility in our stores, our digital initiatives, increased security and compliance, and other Company-wide strategic initiatives.

The increase in capital expenditures for distribution center capacity and improvements in fiscal 2025 is primarily driven by the land development and ongoing construction of our newest distribution center in Nampa, Idaho. Spend in fiscal 2024 reflects activities associated with construction of the Maumelle, Arkansas distribution center which opened during the second quarter of fiscal 2024.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Net cash used in investing activities includes the cash used for the acquisition of Allivet, net of cash acquired as part of the transaction.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2026 are currently estimated to be in the range of approximately $675.0 million to $725.0 million. The capital expenditures include a plan to open approximately 100 Tractor Supply stores, continue Project Fusion remodels and side lot garden center transformations, complete construction on our Nampa, Idaho distribution center, and continue investing in store and digital technology.

Financing Activities

Financing activities used cash of $914.1 million and $922.5 million in fiscal 2025 and 2024, respectively. The $8.4 million decrease in net cash used in financing activities in fiscal 2025 compared to fiscal 2024 was due to changes in the following (in millions):

	Fiscal Year

	2025	2024	Variance
	(52 weeks)	(52 weeks)
Net borrowings and repayments under debt facilities	$(70.0)	$100.0	$(170.0)
Repurchase of common stock	(361.3)	(560.6)	199.3
Cash dividends paid to stockholders	(487.7)	(472.5)	(15.2)
Net proceeds from issuance of common stock	23.6	39.4	(15.8)
Other, net	(18.7)	(28.8)	10.1
Net cash used in financing activities	$(914.1)	$(922.5)	$8.4

The $8.4 million decrease in net cash used in financing activities is primarily due to a decrease in the repurchase of common stock, partially offset by repayments under the Company’s Revolving Credit Facility in the current period compared to incremental borrowings under the Company’s Revolving Credit Facility in the prior period.

Repurchase of Common Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 27, 2025, the Company had remaining authorization under the share repurchase program of $1.13 billion, exclusive of any fees, commissions or other expenses.

We repurchased approximately 6.6 million and 10.6 million shares of common stock under the share repurchase program and paid cash totaling $361.3 million and $560.6 million in fiscal 2025 and 2024, respectively. Our projected share repurchases for fiscal 2026 are currently estimated to be in a range of approximately $375.0 million to $450.0 million.

Cash Dividends Paid to Stockholders

We paid cash dividends totaling $487.7 million and $472.5 million in fiscal 2025 and 2024, respectively. In fiscal 2025, we declared and paid cash dividends to stockholders of $0.92 per common share outstanding as compared to $0.88 per common share outstanding in fiscal 2024. These payments reflect an increase in the quarterly dividend in all four quarters of fiscal 2025 to $0.23 per share from $0.22 per share in all four quarters of fiscal 2024.

On February 10, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on March 10, 2026, to stockholders of record as of the close of business on February 24, 2026.

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

New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued pronouncements not yet adopted as of December 27, 2025.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2022 Senior Credit Facility (as discussed in Note 5 to the Consolidated Financial Statements) which bear interest based on variable rates. We previously entered into an interest rate swap agreement to manage our exposure to the impact of interest rate changes. The interest rate swap agreement matured in the first quarter of fiscal 2025. The fluctuations in interest rates after maturation of this agreement did not have a material impact on our financial condition or results of operations.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, which include, among other items, grain, corn, steel, petroleum, cotton, and other commodities, as well as duties, tariffs, diesel fuel, and transportation services. Therefore, we may experience both inflationary and deflationary pressure on product cost, which may impact consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effects of purchase price volatility, principally by taking advantage of vendor incentive programs, leveraging economies of scale from increased volume of purchases, adjusting retail prices, and selectively buying from the most competitive vendors without sacrificing quality.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on Internal Control Over Financial Reporting

We have audited Tractor Supply Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tractor Supply Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tractor Supply Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tractor Supply Company (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Workers’ Compensation and General Liability Self-Insurance Reserves
Description of the Matter
At December 27, 2025, the Company’s reserve for workers’ compensation and general liability self-insurance risks were $89.7 million and $63.5 million, respectively. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, loss development factors, and severity factors.

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
Nashville, Tennessee
February 19, 2026

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$15,524,046	$14,883,231	$14,555,741
Cost of merchandise sold	9,869,538	9,486,674	9,327,522
Gross profit	5,654,508	5,396,557	5,228,219
Selling, general and administrative expenses	3,693,108	3,481,863	3,356,258
Depreciation and amortization	494,011	447,162	393,049
Operating income	1,467,389	1,467,532	1,478,912
Interest expense, net	69,144	54,592	46,510
Income before income taxes	1,398,245	1,412,940	1,432,402
Income tax expense	302,158	311,700	325,176
Net income	$1,096,087	$1,101,240	$1,107,226

Net income per share – basic (a)	$2.07	$2.05	$2.03
Net income per share – diluted (a)	$2.06	$2.04	$2.02

Weighted average shares outstanding (a)
Basic	529,957	536,949	545,480
Diluted	532,178	539,652	548,729

Dividends declared per common share outstanding (a)	$0.92	$0.88	$0.82

(a) All share and per share information has been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$1,096,087	$1,101,240	$1,107,226

Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	(1,217)	(5,576)	(4,482)
Total other comprehensive loss	(1,217)	(5,576)	(4,482)
Total comprehensive income	$1,094,870	$1,095,664	$1,102,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	194,109	251,491
Inventories	3,084,086	2,840,177
Prepaid expenses and other current assets	202,557	196,614
Income taxes receivable	27,045	21,635
Total current assets	3,507,797	3,309,917
Property and equipment, net	3,026,544	2,727,436
Operating lease right-of-use assets	3,938,427	3,415,444
Goodwill and other intangible assets	398,755	269,520
Other assets	62,156	83,168
Total assets	$10,933,679	$9,805,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,390,833	$1,236,177
Accrued employee compensation	114,841	100,853
Other accrued expenses	653,482	581,971
Current portion of finance lease liabilities	5,426	3,300
Current portion of operating lease liabilities	449,867	396,892
Total current liabilities	2,614,449	2,319,193
Long-term debt	1,764,974	1,831,969
Finance lease liabilities, less current portion	30,722	27,983
Operating lease liabilities, less current portion	3,691,880	3,164,273
Deferred income taxes	95,042	44,320
Other long-term liabilities	155,319	147,413
Total liabilities	8,352,386	7,535,151
Stockholders’ equity:
Common stock	7,128	7,116
Additional paid-in capital	1,441,269	1,376,532
Treasury stock	(6,386,229)	(6,025,238)
Accumulated other comprehensive income	—	1,217
Retained earnings	7,519,125	6,910,707
Total stockholders’ equity	2,581,293	2,270,334
Total liabilities and stockholders’ equity	$10,933,679	$9,805,485

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 2,000,000 shares authorized at all periods presented. 890,991 and 889,548 shares issued; 527,017 and 532,191 shares outstanding at December 27, 2025 and December 28, 2024, respectively.
Treasury Stock (at cost, shares in thousands): 363,974 and 357,357 shares at December 27, 2025 and December 28, 2024, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock (a)		Additional Paid-in Capital (a)	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 31, 2022	551,254	$7,075	$1,255,623	$(4,855,909)	$11,275	$5,624,352	$2,042,416

Common stock issuance under stock award plans & ESPP	2,282	18	24,379	—	—	—	24,397
Share-based compensation expense	—	—	57,015	—	—	—	57,015
Repurchase of shares to satisfy tax obligations	—	—	(24,245)	—	—	—	(24,245)
Repurchase of common stock	(13,658)	—	—	(602,946)	—	—	(602,946)
Cash dividends paid to stockholders	—	—	—	—	—	(449,619)	(449,619)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(4,482)	—	(4,482)
Net income	—	—	—	—	—	1,107,226	1,107,226
Stockholders' equity at December 30, 2023	539,878	7,093	1,312,772	(5,458,855)	6,793	6,281,959	2,149,762

Common stock issuance under stock award plans & ESPP	2,888	23	39,334	—	—	—	39,357
Share-based compensation expense	—	—	48,367	—	—	—	48,367
Repurchase of shares to satisfy tax obligations	—	—	(23,941)	—	—	—	(23,941)
Repurchase of common stock	(10,576)	—	—	(566,383)	—	—	(566,383)
Cash dividends paid to stockholders	—	—	—	—	—	(472,492)	(472,492)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(5,576)	—	(5,576)
Net income	—	—	—	—	—	1,101,240	1,101,240
Stockholders' equity at December 28, 2024	532,190	7,116	1,376,532	(6,025,238)	1,217	6,910,707	2,270,334

Common stock issuance under stock award plans & ESPP	1,444	12	23,551	—	—	—	23,563
Share-based compensation expense	—	—	57,063	—	—	—	57,063
Repurchase of shares to satisfy tax obligations	—	—	(15,877)	—	—	—	(15,877)
Repurchase of common stock	(6,617)	—	—	(360,991)	—	—	(360,991)
Cash dividends paid to stockholders	—	—	—	—	—	(487,669)	(487,669)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(1,217)	—	(1,217)
Net income	—	—	—	—	—	1,096,087	1,096,087
Stockholders' equity at December 27, 2025	527,017	$7,128	$1,441,269	$(6,386,229)	$—	$7,519,125	$2,581,293

(a) All Common Stock share and related dollar information as well as Additional Paid-in Capital have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2025	2024	2023
	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$1,096,087	$1,101,240	$1,107,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494,011	447,162	393,049
Gain on disposition of property and equipment	(93,058)	(62,500)	(48,013)
Share-based compensation expense	57,063	48,367	57,015
Deferred income taxes	61,267	(22,602)	6,172
Change in assets and liabilities:
Inventories	(225,687)	(194,323)	40,872
Prepaid expenses and other current assets	(1,262)	11,484	22,380
Accounts payable	143,429	56,374	(218,829)
Accrued employee compensation	13,688	9,375	(31,498)
Other accrued expenses	25,096	20,917	(13,082)
Income taxes	(5,940)	(19,174)	(11,931)
Other	70,565	24,515	30,672
Net cash provided by operating activities	1,635,259	1,420,835	1,334,033
Cash flows from investing activities:
Capital expenditures	(894,770)	(784,047)	(753,883)
Proceeds from sale of property and equipment	256,087	140,129	86,504
Acquisition of Allivet, net of cash acquired	(139,895)	—	—
Proceeds from sale of business assets	—	—	14,310
Net cash used in investing activities	(778,578)	(643,918)	(653,069)
Cash flows from financing activities:
Borrowings under debt facilities	3,125,000	785,000	1,767,000
Repayments under debt facilities	(3,195,000)	(685,000)	(1,195,000)
Debt discounts and issuance costs	—	—	(9,729)
Principal payments under finance lease liabilities	(2,819)	(4,787)	(4,808)
Repurchase of shares to satisfy tax obligations	(15,877)	(23,941)	(24,245)
Repurchase of common stock	(361,261)	(560,634)	(594,390)
Net proceeds from issuance of common stock	23,563	39,357	24,397
Cash dividends paid to stockholders	(487,669)	(472,492)	(449,620)
Net cash used in financing activities	(914,063)	(922,497)	(486,395)
Net (decrease) increase in cash and cash equivalents	(57,382)	(145,580)	194,569
Cash and cash equivalents at beginning of period	251,491	397,071	202,502
Cash and cash equivalents at end of period	$194,109	$251,491	$397,071

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$69,757	$65,865	$56,315
Cash paid for federal income taxes (a)	198,908	309,619	279,200
Cash paid for state income taxes	36,011	41,845	46,022
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$122,692	$82,324	$60,055
Increase in operating lease liabilities resulting from new or modified right-of-use assets	928,057	659,008	628,991
Increase in finance lease liabilities resulting from new or modified right-of-use assets	7,679	—	450
(a) Cash paid for federal income taxes for the fiscal year ended December 27, 2025 included $168.9 million of cash paid for the purchase of transferable federal tax credits.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company” or “Tractor Supply” or “we” or “our” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services. At December 27, 2025, the Company operated a total of 2,602 retail stores in 49 states (2,395 Tractor Supply retail stores and 207 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply Company mobile application and online at TractorSupply.com and Petsense.com.

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in Allivet for a purchase price of $135.0 million. The acquisition was financed with cash on hand from the balance sheet.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year

The Company’s fiscal year ends on the last Saturday of the calendar year. The fiscal years ended December 27, 2025 and December 28, 2024, and December 30, 2023 each consisted of 52 weeks.

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

Significant estimates and assumptions by management primarily impact the following key financial statement areas:

Inventory Valuation

Inventory Impairment Risk
The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, historical and expected future sales trends, age of merchandise, overall inventory levels, current cost of inventory, and other benchmarks. The Company has established an inventory valuation reserve to recognize the estimated impairment in value (i.e., an inability to realize the full carrying value) based on the Company’s aggregate assessment of these valuation indicators under prevailing market conditions and current merchandising strategies. The Company does not believe its merchandise inventories are subject to significant risk of obsolescence in the near term; however, changes in market conditions or consumer purchasing patterns could result in the need for additional reserves.

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

Vendor Funding
The Company receives funding from substantially all of its significant merchandise vendors, in support of its business initiatives, through a variety of programs and arrangements including guaranteed vendor support funds (“vendor support”) and volume-based rebate funds (“volume rebates”). The amounts received are subject to terms of vendor agreements, most of which are “evergreen,” reflecting the on-going relationship with our significant merchandise vendors. Certain of the Company’s agreements, primarily volume rebates, are renegotiated annually based on expected annual purchases of the vendor’s product. Vendor funding is initially deferred as a reduction of the purchase price of inventory, and then recognized as a reduction of the cost of merchandise sold as the related inventory is sold.

During interim periods, the amount of vendor support and volume rebates is estimated based upon initial commitments and anticipated purchase levels with applicable vendors. The estimated purchase volume (and related vendor funding) is based on the Company’s current knowledge of inventory levels, sales trends, and expected customer demand, as well as planned new store openings and relocations. The amounts accrued and the related inventory valuation effects are adjusted at fiscal year-end based on actual purchase volumes coinciding with calendar year vendor agreements. Such adjustments are not significant.

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

The full extent of certain workers’ compensation and general liability claims may not become fully determined for several years. Therefore, the Company estimates potential obligations based upon historical claims experience, loss development factors, severity factors, and other actuarial assumptions. Any significant change in the number of claims or costs associated with claims made under these plans could have a material effect on the Company’s financial results. Insurance reserves for workers' compensation were $89.7 million and $85.1 million as of December 27, 2025 and December 28, 2024, respectively. Insurance reserves for general liability plans were $63.5 million and $61.4 million as of December 27, 2025 and December 28, 2024, respectively. In addition, insurance receivables recorded in Other assets on the Consolidated Balance Sheets for claims greater than our insurance stop-loss limits were $27.3 million and $26.2 million as of December 27, 2025 and December 28, 2024, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including lease right-of-use assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, the Company first compares the carrying value of the asset or asset group to its estimated undiscounted future cash flows. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. The significant assumptions used to determine estimated undiscounted cash flows include cash inflows and outflows directly resulting from the use of those assets in operations, including margin on net sales, payroll and related items, occupancy costs, insurance allocations, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, the Company calculates an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, market valuation, or other valuation technique as appropriate. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If the Company recognizes an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset.

No significant impairment charges were recognized in fiscal 2025, 2024, or 2023 related to long-lived assets.

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

The quantitative impairment test for goodwill compares the fair value of a reporting unit with the carrying value of its net assets, including goodwill. If the fair value of the reporting unit is less than the carrying value of the reporting unit, an impairment charge would be recorded to the Company’s operations for the amount in which the carrying amount exceeds the reporting unit’s fair value. We determine fair values for each reporting unit using the market approach (when available and appropriate), the income approach, or a combination of both. The income approach involves forecasting projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selecting a discount rate that reflects the risk inherent in estimated future cash flows. Under the market approach, the fair value is based on observed market data. If multiple valuation methodologies are used, the results are weighted appropriately.

The quantitative impairment test for other indefinite-lived intangible assets involves comparing the carrying amount of the asset to the sum of the discounted cash flows expected to be generated by the asset. If the implied fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment charge would be recorded to the Company’s operations.

No impairment charges were recognized in fiscal 2025, 2024, or 2023 related to goodwill or indefinite-lived intangible assets.

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

The Company estimates a liability for sales returns based on a rolling average of historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability for sales returns of $18.2 million and $18.9 million as of December 27, 2025 and December 28, 2024, respectively.

The Company recognizes revenue when a gift card or merchandise return card is redeemed by the customer and recognizes income when the likelihood of the gift card or merchandise return card being redeemed by the customer is remote (referred to as “breakage”). The gift cards and merchandise return cards breakage rate is based upon historical redemption patterns and income is recognized for unredeemed gift cards and merchandise return cards over time in proportion to actual gift card redemptions. The Company recognized breakage income of $12.2 million, $8.2 million, and $4.6 million in fiscal 2025, 2024, and 2023, respectively.

The Company offers a points-based Neighbor’s Club loyalty program to its customers. The points earned by customers can be redeemed for free services or discounts on future purchases. The Company defers the estimated standalone selling price of points related to the loyalty program as a reduction to revenue and establishes a corresponding liability in deferred revenue on the Consolidated Balance Sheets. The estimated selling price of each point is based on the standard value per point (1 point is equivalent to $0.01), net of points not expected to be redeemed, based on historical redemption. When points are relieved (redeemed, expired, cancelled, etc.), revenue is recognized with a corresponding reduction to the program liability. The Company had a liability for the loyalty program of $24.3 million and $17.9 million as of December 27, 2025 and December 28, 2024, respectively.

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

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs for retail, distribution facility, and corporate team members; share-based compensation expenses; occupancy costs of retail, distribution, and corporate facilities; advertising costs; tender costs, including bank charges and costs associated with credit and debit card interchange fees; outside service fees; and other administrative costs such as computer maintenance, supplies, travel, and lodging.

Advertising Costs

Advertising costs consist of expenses incurred in connection with digital and social media offerings, television, newspaper circulars, and customer-targeted direct e-mail and direct mail, as well as limited events through radio and other media channels. Costs are expensed when incurred with the exception of television advertising and circular and direct mail promotions, which are expensed upon first showing. Advertising expenses were approximately $107.7 million, $95.2 million, and $87.1 million for fiscal 2025, 2024, and 2023, respectively.

Warehousing and Distribution Facility Costs

Costs incurred at the Company’s distribution facilities for receiving, warehousing, and preparing product for delivery are expensed as incurred and are included in SG&A expenses in the Consolidated Statements of Income. Because the Company does not include these costs in cost of sales, the Company’s gross margin may not be comparable to other retailers that include these costs in the calculation of gross margin. Distribution facility costs including depreciation were approximately $502.8 million, $479.4 million, and $450.6 million for fiscal 2025, 2024, and 2023, respectively.

Pre-Opening Costs

Non-capital expenditures incurred in connection with opening new stores, primarily payroll and rent, are expensed as incurred. Pre-opening costs were approximately $17.8 million, $9.7 million, and $13.2 million for fiscal 2025, 2024, and 2023, respectively.

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

The Company estimates the fair value of its stock option awards at the date of grant utilizing a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, key assumptions used in the Black-Scholes model are adjusted to incorporate the unique characteristics of the Company’s stock option awards. Option pricing models and generally accepted valuation techniques require management to make subjective assumptions including expected stock price volatility, expected dividend yield, risk-free interest rate, expected term, and forfeiture rates. The Company relies on historical volatility trends to estimate future volatility assumptions. The risk-free interest rates used were actual U.S. Treasury Constant Maturity rates for bonds matching the expected term of the option on the date of grant. The expected term of the option on the date of grant was estimated based on the Company’s historical experience for similar options.

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

Depreciation and Amortization

Depreciation includes expenses related to all retail, distribution facility, and corporate assets. Amortization includes expenses related to finance lease assets and definite-lived identifiable intangible assets.

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

Tax Contingencies

The Company’s income tax returns are periodically audited by U.S. federal and state tax authorities. These audits include questions regarding tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with the Company’s various tax filing positions, the Company records a liability for uncertain tax positions taken or expected to be taken in a tax return. A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and fully resolved or clarified. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company adjusts its tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from the established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position, or when more information becomes available.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $1.78 billion and $1.85 billion in borrowings under its debt facilities at December 27, 2025 and December 28, 2024, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	December 27, 2025		December 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$643,349	$576,765	$641,972	$542,191
5.25% Senior Notes	$742,834	$778,215	$741,857	$746,573

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

	Fair Value Measurements at
	December 27, 2025	December 28, 2024
Interest rate swap assets (Level 2), excluding accrued interest	$—	$1,600

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

The Company’s interest rate swap agreement matured in the first quarter of fiscal 2025. The Company has no outstanding derivative financial instruments as of December 27, 2025.

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

	Estimated Useful Lives	December 27, 2025	December 28, 2024
Land		$119,378	$107,447
Buildings and improvements	1 – 40 years	2,577,261	2,432,323
Furniture, fixtures and equipment	7 – 10 years	1,694,348	1,544,697
Computer software and hardware	2 – 7 years	1,155,345	1,017,856
Construction in progress		497,389	267,295
Property and equipment, gross		6,043,721	5,369,618
Accumulated depreciation and amortization		(3,017,177)	(2,642,182)
Property and equipment, net		$3,026,544	$2,727,436

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of software and amortizes these costs using the straight-line method over the estimated useful life of the software, which is two to seven years. Computer software consists of software developed for internal-use and third-party software purchased for internal-use. A subsequent addition, modification, or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. These costs are included in property and equipment in the accompanying Consolidated Balance Sheets. Certain software costs not meeting the criteria for capitalization are expensed as incurred.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The

Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $30.6 million and $34.8 million at December 27, 2025 and December 28, 2024, respectively.

A reconciliation of the beginning and ending payment obligations under the supplier finance program is as follows (in thousands):

	Fiscal Year
	2025	2024
Balance at beginning of year	$34,801	$38,443
Invoices confirmed during the year	323,477	277,615
Confirmed invoices paid during the year	(327,651)	(281,257)
Balance at end of year	$30,627	$34,801

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The Company adopted this ASU in fiscal 2025.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The ASU is intended to improve and modernize the accounting for software costs to better align with the evolution of software development. The ASU is required to be adopted for fiscal years beginning after December 15, 2027 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The amendments should be applied on a prospective transition basis to financial statements issued for reporting periods after the effective date of the update, on a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or on a retrospective transition basis to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption on its financial statements.

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

Under our share-based compensation plans, awards may be granted to officers, non-employee directors, and other employees. The per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such awards will expire no later than ten years from the date of grant. Vesting of awards commences at various anniversary dates following the dates of each grant. Performance-based awards will vest if established performance conditions are met subject to continued employment. Certain performance-based awards are also subject to a market condition such that the actual number of shares vesting are further modified based on the achievement of a relative stockholder return modifier. At December 27, 2025, the Company had approximately 35.3 million shares available for future equity awards under the Company’s 2018 Plan.

Share-based compensation expense of awards was $57.1 million, $48.4 million, and $57.0 million for fiscal 2025, 2024, and 2023, respectively.

Stock Options

The fair value is separately estimated for each option grant. The fair value of each option is recognized as compensation expense ratably over the vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The ranges of key assumptions used in determining the fair value of options granted during fiscal 2025, 2024, and 2023, as well as a summary of the methodology applied to develop each assumption, are as follows:

	Fiscal Year
	2025	2024	2023
Expected price volatility	27.6% - 28.2%	27.3% - 29.8%	30.7% - 30.9%
Risk-free interest rate	3.7% - 4.3%	3.7% - 4.6%	3.5% - 4.5%
Weighted average expected lives	4.0 years	4.2 years	4.2 years
Forfeiture rate	7.9%	6.9%	6.9%
Dividend yield	1.6%	2.0%	1.7%

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

The Company issues shares for options when exercised. A summary of stock option activity is as follows:

Stock Option Activity	Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2024	4,118,065	31.43		6.0	$95,268
Granted	666,838	54.87	$13.34
Exercised	(534,369)	23.66
Canceled	(87,637)	45.19
Outstanding at December 27, 2025	4,162,897	$35.89		5.8	$66,770

Exercisable at December 27, 2025	2,946,516	$29.66		4.7	$64,034

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at each year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of December 27, 2025, total unrecognized compensation expense related to non-vested stock options was approximately $8.7 million with a weighted average expense recognition period of 1.8 years.

There were no material modifications to options in fiscal 2025, 2024, or 2023.

Other information relative to options activity during fiscal 2025, 2024, and 2023 is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Total fair value of stock options vested	$6,674	$6,837	$7,070
Total intrinsic value of stock options exercised	$17,692	$46,629	$26,092

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

Restricted Stock Unit Activity	Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted at December 28, 2024	2,034,921	$43.68
Granted	1,248,081	52.74
Vested	(894,064)	44.40
Forfeited	(202,333)	48.56
Restricted at December 27, 2025	2,186,605	$48.12

As of December 27, 2025, total unrecognized compensation expense related to non-vested restricted stock units was approximately $65.4 million with a weighted average expense recognition period of 2.2 years.

There were no material modifications to restricted stock units in fiscal 2025, 2024, or 2023.

Other information relative to restricted stock unit activity during fiscal 2025, 2024, and 2023 is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Total grant date fair value of restricted stock units vested and issued	$39,693	$36,292	$32,446
Total intrinsic value of restricted stock units vested and issued	$48,045	$46,647	$53,112

Performance-Based Restricted Share Units

We issue performance-based restricted share units to senior executives that represent shares potentially issuable in the future, subject to the achievement of specified performance goals. The performance metrics for the units are growth in net sales and growth in earnings per diluted share over a specified performance period. The performance metrics for the performance-based restricted share units also include a relative total shareholder return (“TSR”) modifier such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company's TSR performance relative to the constituents of the S&P 500 as well as the level of achievement of the performance goals. If the performance targets are achieved, the performance-based restricted share units will be issued based on the achievement level, inclusive of the relative TSR modifier and the grant date fair value, and will cliff vest in full on the third anniversary of the date of the grant. The fair value of the performance-based restricted share units is estimated using a Monte Carlo simulation model on the grant date. Key assumptions used in the Monte Carlo simulation for the performance shares with a TSR modifier granted during fiscal 2025 and during fiscal 2024 are presented below:

	Fiscal Year
Assumption	2025	2024
Expected volatility	28.47%	28.32%
Risk-free interest rate	4.14%	4.06%
Compounded dividend yield	1.59%	1.95%

A summary of performance-based restricted share unit activity is presented below:

Performance-Based Restricted Share Unit Activity	Performance-Based Restricted Share Units	Weighted Average Grant Date Fair Value
Restricted at December 28, 2024	744,980	$46.51
Granted (a)	471,017	57.38
Performance Adjustment (b)	(158,696)	44.75
Vested	(68,009)	44.75
Forfeited	(30,076)	49.45
Restricted at December 27, 2025	959,216	$52.18

(a) Assumes 100% target level achievement of the relative performance targets. The actual number of shares that will be issued, which may be higher or lower than the target, will be determined by the level of achievement of the relative performance targets, inclusive of the TSR modifier.
(b) Shares adjusted for performance-based restricted share unit awards settled during fiscal 2025 based on actual achievement of performance targets.

As of December 27, 2025, total unrecognized compensation expense related to non-vested performance-based restricted share units was approximately $26.7 million with a weighted average expense recognition period of 3.3 years.

There were no material modifications to performance-based restricted share units in fiscal 2025, 2024, or 2023.

Other information relative to performance-based restricted share unit activity during fiscal 2025 is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Total grant date fair value of performance-based restricted share units vested and issued	$3,043	$16,195	$9,498
Total intrinsic value of performance-based restricted share units vested and issued	$3,705	$31,020	$23,155
Shares Withheld to Satisfy Tax Withholding Requirements

For the majority of restricted stock units and performance-based restricted share units and certain stock options granted, the number of shares issued on the date the stock awards vest or the number of stock options being exercised is net of shares withheld by the Company to satisfy the minimum statutory tax withholding requirements, which the Company pays on behalf of its employees. The Company issued 686,655, 1,180,731, and 1,134,940 shares as a result of vested restricted stock units and performance-based restricted share units, as well as exercised stock options during fiscal 2025, 2024, and 2023, respectively. Although shares withheld are not issued, they are treated similar to common stock repurchases as they reduce the number of shares that would have been issued upon vesting. The amounts are net of 298,147, 524,204, and 531,365 shares withheld to satisfy $16.1 million, $24.6 million, and $24.4 million of employees’ tax obligations during fiscal 2025, 2024, and 2023, respectively.

Employee Stock Purchase Plan

The ESPP provides Company employees the opportunity to purchase, through payroll deductions, shares of common stock at a 15% discount. Pursuant to the terms of the ESPP, the Company issued 241,415, 219,330, and 225,790 shares of common stock during fiscal 2025, 2024, and 2023, respectively. The total cost related to the ESPP, including the compensation expense calculations, was approximately $2.7 million, $2.0 million, and $1.9 million in fiscal 2025, 2024, and 2023, respectively. There is a maximum of 16.0 million shares of common stock that are reserved under the ESPP. At December 27, 2025, there were approximately 11.2 million remaining shares of common stock reserved for future issuance under the ESPP.

Note 3 - Acquisition of Allivet

On December 30, 2024, the Company completed its acquisition of Allivet, an online pet pharmacy. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in Allivet for a purchase price of $135.0 million, which excludes adjustments for working capital, acquired cash, and other transaction related payments. The acquisition was financed with cash on hand from the balance sheet.

Allocation of the Purchase Price

The Company has applied the acquisition method of accounting for the Allivet acquisition, in accordance with Accounting Standards Codification 805 “Business Combinations,” with respect to the identifiable assets and liabilities of Allivet which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price noted above was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Level 2 and Level 3 inputs are described in further detail in Note 1 - Significant Accounting Policies. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

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

The final fair value determination of the identifiable assets acquired and liabilities assumed was completed in the third quarter of fiscal 2025. The following table sets forth the final purchase price allocation of Allivet’s net assets acquired on December 30, 2024.

Final Allocation of the Purchase Price
Fair value of assets acquired
Cash and cash equivalents	$2,905
Inventories	18,227
Prepaid expenses and other current assets	4,681
Property and equipment	10,779
Operating lease right-of-use assets	3,124
Identifiable intangible assets	26,500
Total assets acquired	66,216
Less: Fair value of liabilities assumed
Accounts payable	11,227
Other accrued expenses	3,084
Current portion of operating lease liabilities	728
Deferred income taxes	6,988
Operating lease liabilities, less current portion	1,649
Other long-term liabilities	45
Total liabilities assumed	23,721
Goodwill	100,305
Total fair value of consideration transferred	$142,800

Transaction costs related to the Allivet acquisition were expensed as incurred and are included in selling, general, and administrative expenses in the Consolidated Statements of Income.

The results of operations of Allivet have been included in the Consolidated Financial Statements since the date of acquisition.

Note 4 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 27, 2025, December 28, 2024 and December 30, 2023 are as follows (in thousands):

Consolidated
Balance as of December 27, 2025
Gross goodwill	$307,192
Accumulated impairment losses	(60,773)
Acquisition	100,305
Net goodwill	$346,724

Balance as of December 28, 2024
Gross goodwill	$307,192
Accumulated impairment losses	(60,773)
Net goodwill	$246,419

Balance as of December 30, 2023
Gross goodwill	$290,934
Accumulated impairment losses	(60,773)
Purchase price accounting adjustment	16,258
Net goodwill	$246,419

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

In the fourth quarter of fiscal 2025, 2024 and 2023, the Company completed its annual impairment assessment of goodwill for all reporting units. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded that while there have been events and circumstances in the macro-environment that have impacted the Company's business, there were not any entity-specific indicators of impairment of goodwill that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to goodwill being recognized in fiscal 2025, 2024 or 2023.

Other Intangible Assets

The Company had approximately $52.0 million and $23.1 million of intangible assets other than goodwill at December 27, 2025, and both December 28, 2024 and December 30, 2023, respectively. The intangible asset balance represents the carrying value of certain indefinite-lived assets, which are not subject to amortization as they have an indefinite useful life on the basis that they are expected to contribute cash flows beyond the foreseeable horizon, and certain definite-lived assets. These assets are evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company's annual impairment evaluation is conducted on the first day of the fiscal fourth quarter.

In the fourth quarter of fiscal 2025, 2024 and 2023, the Company completed its annual impairment assessment of intangible assets. As part of this analysis, the Company assessed the current environment to determine if there were any indicators of impairment and concluded there were no indicators of impairment of intangible assets that would require the Company to perform a quantitative impairment assessment. Therefore, there were no impairment charges related to intangible assets recognized in fiscal 2025, 2024 or 2023.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	December 27, 2025	December 28, 2024
5.25% Senior Notes	$750.0	$750.0
1.75% Senior Notes	650.0	650.0
3.70% Senior Notes	150.0	150.0
Senior Credit Facility:
Revolving Credit Facility	230.0	300.0
Total outstanding borrowings	1,780.0	1,850.0
Less: unamortized debt discounts and issuance costs	(15.0)	(18.0)
Total debt	1,765.0	1,832.0
Less: current portion of long-term debt	—	—
Long-term debt	$1,765.0	$1,832.0

Outstanding letters of credit	$78.6	$74.1

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

Borrowings for the Revolving Credit Facility will bear interest at either the bank’s base rate (6.750% at December 27, 2025) plus an additional margin ranging from 0.000% to 0.250% (0.000% at December 27, 2025) or adjusted Security Overnight Financing Rate (“SOFR”) (3.721% at December 27, 2025) plus an additional margin ranging from 0.750% to 1.250% (1.000% at December 27, 2025) adjusted based on the Company's public credit ratings. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by treasury securities. The Company is also required to pay, quarterly in arrears, a commitment fee related to unused capacity ranging from 0.080% to 0.150% (0.100% at December 27, 2025) per annum, adjusted based on the Company's public credit ratings.

The 2022 Senior Credit Facility replaced the Company’s previous senior credit facility (the “Senior Credit Facility”). Proceeds from borrowings under the 2022 Senior Credit Facility were used to pay off the Senior Credit Facility.

In connection with the prior debt refinancing, the Company amended its interest rate swap agreement to convert the reference rate from one-month LIBOR to one-month term SOFR and elected the optional expedients offered under the Accounting Standards Codification 848, Reference Rate Reform, which allows the cash flow hedge to be recognized under hedge accounting without designation. The Company’s interest rate swap agreement matured in the first quarter of fiscal 2025.

Covenants and Default Provisions of the Debt Agreements

The 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) require quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments). The fixed charge coverage ratio shall be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR. The leverage ratio shall be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. As of December 27, 2025, the Company was in compliance with all debt covenants.

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

Note 6 – Leases

The Company leases the majority of its retail store locations, certain distribution sites, its Merchandise Innovation Center, and certain equipment. The leases have varying terms and expire at various dates through 2046. Store leases typically have initial terms of between 10 years and 20 years, with two to four optional renewal periods of five years each. The exercise of lease renewal options is at our sole discretion. The Company has included lease renewal options in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. Short-term lease costs during the periods presented were immaterial.

In addition to the operating lease right-of-use assets presented on the Consolidated Balance Sheets, assets, net of accumulated amortization, under finance leases of $31.4 million and $25.8 million are recorded within the Property and equipment, net line on the Consolidated Balance Sheets as of December 27, 2025 and December 28, 2024, respectively.

The following table summarizes the Company’s classification of lease costs (in thousands):

		Fiscal Year Ended
	Statement of Income Location	December 27, 2025	December 28, 2024	December 30, 2023
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	$2,786	$3,333	$3,379
Interest on lease liabilities	Interest expense, net	1,227	1,510	1,632
Operating lease cost	Selling, general and administrative expenses	559,104	505,855	465,850
Variable lease cost	Selling, general and administrative expenses	115,918	105,898	99,044
Net lease cost		$679,035	$616,596	$569,905

The following table summarizes the future maturities of the Company’s lease liabilities (in thousands):

	Operating Leases (a)	Finance Leases	Total
2026	$619,197	$6,525	$625,722
2027	594,384	6,463	600,847
2028	553,556	6,337	559,893
2029	509,491	5,978	515,469
2030	455,212	4,661	459,873
After 2030	2,564,864	11,261	2,576,125
Total lease payments	5,296,704	41,225	5,337,929
Less: Interest	(1,154,957)	(5,077)	(1,160,034)
Present value of lease liabilities	$4,141,747	$36,148	$4,177,895

(a) Operating lease payments exclude $293.7 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The following table summarizes the Company’s lease terms and discount rates:

	December 27, 2025	December 28, 2024
Weighted-average remaining lease term:
Finance leases	7.5 years	8.8 years
Operating leases	10.8 years	10.4 years
Weighted-average discount rate:
Finance leases	4.5%	4.6%
Operating leases	4.5%	4.2%

The following table summarizes the other information related to the Company’s lease liabilities (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows used for finance leases	$2,819	$4,787	4,808
Operating cash flows used for finance leases	1,227	1,510	1,632
Operating cash flows for operating leases	514,263	508,971	466,748

Sale-leaseback Transactions

During fiscal 2025, the Company completed its strategically planned sale-leaseback of 41 Tractor Supply store locations, resulting in proceeds of $252.6 million and a gain of $91.7 million, which is included in Selling, general, and administrative expenses. During fiscal 2024, the Company completed its strategically planned sale-leaseback of 20 Tractor Supply store locations, resulting in proceeds of $130.8 million and a gain of $62.2 million, which is included in Selling, general, and administrative expenses. During fiscal 2023, the Company completed its strategically planned sale-leaseback of 15 Tractor Supply store locations, resulting in proceeds of $82.0 million and a gain of $41.7 million, which is included in Selling, general, and administrative expenses. The transactions met the accounting criteria for sale-leaseback treatment, and the resulting leases were accounted for as operating leases.

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

Dividends

During fiscal 2025 and 2024, the Company’s Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock (a)	Record Date	Date Paid
November 5, 2025	$0.23	November 24, 2025	December 9, 2025
August 6, 2025	$0.23	August 25, 2025	September 9, 2025
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

November 6, 2024	$0.22	November 25, 2024	December 10, 2024
August 7, 2024	$0.22	August 26, 2024	September 10, 2024
May 8, 2024	$0.22	May 28, 2024	June 11, 2024
February 5, 2024	$0.22	February 26, 2024	March 12, 2024
(a) All per share amounts have been adjusted to reflect the five-for-one Stock Split as discussed in Note 1.

On February 10, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on March 10, 2026, to stockholders of record as of the close of business on February 24, 2026.

Note 8 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, was authorized for up to $7.50 billion, exclusive of any fees, commissions or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of December 27, 2025, the Company had remaining authorization under the share repurchase program of $1.13 billion, exclusive of any fees, commissions or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total costs of share repurchases in fiscal 2025, 2024, and 2023, respectively (in thousands, except per share amounts):

	Fiscal Year
	2025	2024	2023
Total number of shares repurchased (a)	6,617	10,576	13,658
Average price paid per share (a)	$54.53	$53.02	$43.71
Total costs of share repurchases (b)	$360,991	$566,383	$602,947

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

Note 9 – Net Income Per Share

Net income per share is calculated as follows (in thousands, except per share amounts):

	Fiscal Year
	2025
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,096,087	529,957	$2.07
Dilutive effect of share-based awards	—	2,221	(0.01)
Diluted net income per share:	$1,096,087	532,178	$2.06

	Fiscal Year
	2024
	Net Income	Shares	Per Share Amount
Basic net income per share:	$1,101,240	536,949	$2.05
Dilutive effect of share-based awards	—	2,703	(0.01)
Diluted net income per share:	$1,101,240	539,652	$2.04

	Fiscal Year
	2023
	Net Income	Shares (a)	Per Share Amount (a)
Basic net income per share:	$1,107,226	545,480	$2.03
Dilutive effect of share-based awards	—	3,249	(0.01)
Diluted net income per share:	$1,107,226	548,729	$2.02
(a) All share and per share amounts have been adjusted to reflect the five-for-one Stock Split effective December 20, 2024 as discussed in Note 1.

Anti-dilutive share-based awards excluded from the above calculations totaled 0.8 million shares in fiscal 2025, 0.9 million shares in fiscal 2024, and 1.2 million shares in fiscal 2023.

Note 10 – Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal Year

	2025	2024	2023
Current tax expense:
Federal	$212,791	$292,895	$270,024
State	28,100	39,133	45,093
Total current tax expense	240,891	332,028	315,117

Deferred tax expense (benefit):
Federal	45,000	(14,264)	12,000
State	16,267	(6,064)	(1,941)
Total deferred tax expense (benefit)	61,267	(20,328)	10,059
Total provision for income taxes	$302,158	$311,700	$325,176

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2025	December 28, 2024
Tax assets:
Inventory valuation	$39,048	$36,312
Accrued employee benefits costs	23,107	19,409
Operating lease liabilities	1,006,509	875,226
Deferred compensation	15,657	14,218
Workers' compensation insurance	17,608	16,715
Income tax credits	16,179	20,230
Amortization	—	22,424
Depreciation	22,319	21,774
Other	49,706	50,133
Total deferred tax asset	1,190,133	1,076,441
Tax liabilities:
Operating lease right-of-use assets	(956,793)	(836,610)
Depreciation	(237,666)	(219,856)
Amortization	(36,924)	—
Other	(31,584)	(25,467)
Total deferred tax liability	(1,262,967)	(1,081,933)

Net deferred tax liability	$(72,834)	$(5,492)

The Company has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. The Company believes that all of the deferred tax assets will more likely than not be realized through future earnings. The Company had state tax credit carryforwards of $18.2 million and $23.3 million as of December 27, 2025 and December 28, 2024, respectively, with varying dates of expiration through 2050. The Company provided no valuation allowance as of December 27, 2025 and December 28, 2024 for state tax credit carryforwards, as the Company believes it is more likely than not that all of these credits will be utilized before their expiration dates.

A reconciliation of the provision for income taxes to the amounts computed at the federal statutory rate is as follows (in thousands):

	Fiscal Year
	2025		2024		2023
U.S. federal statutory tax rate	$293,631	21.0%	$296,717	21.0%	$300,804	21.0%
State and local income taxes, net of federal income tax effects (a)	32,807	2.4	25,327	1.8	32,931	2.3
Tax credits	(19,775)	(1.4)	(7,268)	(0.5)	(6,743)	(0.5)
Nontaxable or nondeductible items	1,432	0.1	(4,040)	(0.3)	(4,956)	(0.3)
Changes in unrecognized tax benefits	3,343	0.2	964	0.1	3,140	0.2
Other adjustments	(9,280)	(0.7)	—	—	—	—
Total income tax expense	$302,158	21.6%	$311,700	22.1%	$325,176	22.7%

(a) For each respective fiscal year, state taxes in the following states contributed to the majority of the tax effect in this category:
2025: Tennessee, California, New York, Michigan, New Jersey, and Texas
2024: California, New York, Michigan, New Jersey, Texas, Maine, and Arizona
2023: California, New York, Michigan, New Jersey, Pennsylvania, Tennessee, Texas, and Kansas

The Company and its affiliates file income tax returns in the U.S. and various state and local jurisdictions. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years before

2022. Various states have completed an examination of our income tax returns for 2017 through 2021 with minimal adjustments.

The total amount of unrecognized tax positions that, if recognized, would increase the effective tax rate, is $10.6 million at December 27, 2025. In addition, the Company recognizes current interest and penalties accrued related to these uncertain tax positions as interest expense, and the amount is not material to the Consolidated Statements of Income.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits (exclusive of interest and penalties) is as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Balance at beginning of year	$9,308	$9,265	$5,362
Additions based on tax positions related to the current year	1,516	1,698	2,211
Additions for tax positions of prior years	3,016	116	2,038
Reductions for tax positions of prior years	(1,028)	(1,771)	(346)
Balance at end of year	$12,812	$9,308	$9,265

Note 11 – Retirement Benefit Plans

The Company has a defined contribution benefit plan, the Tractor Supply Company 401(k) Retirement Savings Plan (the “401(k) Plan”), which provides retirement benefits for eligible employees. The Company matches (in cash) 100% of the employee’s elective contributions up to 3% of eligible compensation plus 50% of the employee’s elective contributions from 3% to 6% of eligible compensation. In no event shall the total Company match made on behalf of the employee exceed 4.5% of the employee’s eligible compensation. All current contributions are immediately vested. Company contributions to the 401(k) Plan were approximately $22.1 million, $20.1 million, and $18.8 million during fiscal 2025, 2024, and 2023, respectively.

Note 12 – Commitments and Contingencies

Contractual Commitments

At December 27, 2025, the Company had contractual commitments of approximately $198.2 million. Of this amount, $71.4 million relates to the construction of our distribution center in Nampa, Idaho and $37.5 million relates to the construction of new stores under the Company’s fee development program. Commitments related to new stores are generally due as construction progresses, with obligations extending through 2026.

The remaining $89.3 million in obligations is related to strategic investments related to information technology systems and advertising. The majority of these agreements are due within 3 years and are recorded as liabilities when the goods are received or the services are rendered.

In addition, the Company had $293.7 million legally binding minimum lease payments for leases signed, but not yet commenced.

Letters of Credit

At December 27, 2025, there were $78.6 million outstanding letters of credit.

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

Note 13 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each major product category during fiscal 2025, 2024, and 2023:

	Percent of Net Sales
	Fiscal Year
Product Category:	2025	2024	2023
Livestock, Equine & Agriculture (a)	27%	26%	27%
Companion Animal (b)	24	24	25
Seasonal & Recreation (c)	24	24	22
Truck, Tool & Hardware (d)	15	16	16
Clothing, Gift & Décor (e)	10	10	10
Total	100%	100%	100%

Note: Net sales by major product categories for prior periods have been reclassified to conform to the current year presentation.
(a)	Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b)	Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(c)	Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(d)	Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e)	Includes clothing, footwear, toys, snacks, and decorative merchandise.

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

Within the reportable segment, there are significant expense categories regularly provided to the CODM and included in the measure of the segment’s net income as shown below (in thousands):

	Fiscal Year
	2025	2024	2023
Net sales	$15,524,046	$14,883,231	$14,555,741
Less:
Cost of merchandise sold	9,869,538	9,486,674	9,327,522
Personnel expense (a)	2,061,227	1,939,494	1,883,710
Depreciation and amortization	494,011	447,162	393,049
Other segment expenses (b)	1,631,881	1,542,369	1,472,548
Interest expense, net	69,144	54,592	46,510
Income tax expense	302,158	311,700	325,176
Segment net income	$1,096,087	$1,101,240	$1,107,226

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—
Consolidated net income	$1,096,087	$1,101,240	$1,107,226

(a) Personnel expense includes wages, salaries, and other forms of compensation related to personnel.
(b) Other segment expenses include occupancy expenses (including $675.0 million, $611.8 million, and $564.9 million, respectively, in rent expenses as disclosed in Note 6), advertising expenses, and other operating expenses within Selling, General, and Administrative expenses as described in Note 1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of December 27, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2025, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management believes that, as of December 27, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

A report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

During the Company’s three fiscal months ended December 27, 2025, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

The remaining disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2026.

Item 11.        Executive Compensation

The disclosures required by this Item are incorporated herein by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2026, is incorporated herein by reference.

The following is a summary of our equity compensation plans as of December 27, 2025, under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
Stock Incentive Plans	7,308,718	(a)	$35.89	(b)	35,310,421
Employee Stock Purchase Plan	—		—		11,209,253
Equity compensation plans not approved by security holders	—		—		—
Total	7,308,718		$35.89		46,519,674

(a) Includes 4,162,897 outstanding stock options, 2,074,959 unvested restricted stock units and 111,646 restricted stock units which have vested but the receipt of which have been deferred by the recipient, and 959,216 unvested performance-based restricted share units. The 2006 Stock Incentive Plan was superseded in May 2009 by the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan was superseded in May 2018 by the 2018 Omnibus Incentive Plan. Shares available under the 2018 Omnibus Incentive Plan are reduced by one share for each share issued pursuant to the exercise of a stock option and by two shares for each share issued pursuant to a full-value award (e.g., restricted stock unit or performance-based restricted share unit).

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance – Director Independence and Board Operations” and “Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2026, is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Item 2 – Ratification of Reappointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2026, is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a)	1.Financial Statements

See Consolidated Financial Statements under Item 8 on pages 40 through 48 of this Form 10-K.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information is included in the Consolidated Financial Statements and, therefore, have been omitted.

3. Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 79 through 82 of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	February 19, 2026	By:	/s/ Kurt D. Barton Executive Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt D. Barton Kurt D. Barton	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2026
/s/ Harry A. Lawton III Harry A. Lawton III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2026
/s/ Edna K. Morris Edna K. Morris	Chairman of the Board	February 19, 2026
/s/ Joy Brown Joy Brown	Director	February 19, 2026
/s/ Ricardo Cardenas Ricardo Cardenas	Director	February 19, 2026
/s/ Meg Ham Meg Ham	Director	February 19, 2026
/s/ Andre J. Hawaux Andre J. Hawaux	Director	February 19, 2026
/s/ Denise L. Jackson Denise L. Jackson	Director	February 19, 2026
/s/ Ramkumar Krishnan Ramkumar Krishnan	Director	February 19, 2026
/s/ Sonia Syngal Sonia Syngal	Director	February 19, 2026
/s/ Mark J. Weikel Mark J. Weikel	Director	February 19, 2026

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2025, and incorporated herein by reference).

3.2	Seventh Amended and Restated By-laws (filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2024, and incorporated herein by reference).

4.1	Form of Specimen Certificate representing the Company’s Common Stock, par value $.008 per share (filed as Exhibit 4.2 to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, Registration No. 33-73028, filed in paper form with the Commission on January 31, 1994, and incorporated herein by reference).

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

79

10.10
Note Purchase and Private Shelf Agreement, dated August 14, 2017, by and among Tractor Supply Company, PGIM, Inc. (“Prudential”) and certain of its affiliates (the “Prudential Affiliates”) party thereto (filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on August 16, 2017, and incorporated herein by reference).

10.11	Amended and Restated Tractor Supply Company 2018 Omnibus Incentive Plan (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed with the Commission on February 20, 2025)

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

80

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

10.40*	Amended and Restated Director Stock Election Plan, dated as of February 11, 2026. +

10.41*	Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO), dated as of November 5, 2025. +

10.42*	Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO), dated as of November 5, 2025. +

10.43*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO). +

10.44*	Form of Restricted Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO). +

10.45*	Form of Non-Qualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (CEO). +

19	Insider Trading, Anti-Hedging and Pledging Policy (filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on February 20, 2025).

81

21*	List of subsidiaries.

23*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Tractor Supply Company Compensation Clawback Policy (filed as Exhibit 97.1 to Registrant's Annual Report on Form 10-K, filed with the Commission on February 23, 2023).

101*
The following financial information from our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on February 19, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 27, 2025 and December 28, 2024, (ii) the Consolidated Statements of Income for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, (iii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 27, 2025, formatted in Inline XBRL (included in Exhibit 101).

*           Filed herewith
** Furnished herewith
+           Management contract or compensatory plan or arrangement

82