Form 10-Q
period 2026-03-28
TRACTOR SUPPLY CO /DE/
filed 2026-05-07
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 25, 2026
Common Stock, $0.008 par value	524,449,616

i.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 28, 2026	March 29, 2025
Net sales	$3,592,046	$3,466,952
Cost of merchandise sold	2,290,861	2,211,530
Gross profit	1,301,185	1,255,422
Selling, general and administrative expenses	941,153	886,206
Depreciation and amortization	126,601	120,079
Operating income	233,431	249,137
Interest expense, net	19,108	19,641
Income before income taxes	214,323	229,496
Income tax expense	49,799	50,127
Net income	$164,524	$179,369

Net income per share – basic	$0.31	$0.34
Net income per share – diluted	$0.31	$0.34

Weighted average shares outstanding:
Basic	526,327	531,730
Diluted	528,136	534,099

Dividends declared per common share outstanding	$0.24	$0.23

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 28, 2026	December 27, 2025	March 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$224,269	$194,109	$231,717
Inventories	3,583,601	3,084,086	3,213,885
Prepaid expenses and other current assets	222,440	202,557	210,480
Income taxes receivable	11,286	27,045	—
Total current assets	4,041,596	3,507,797	3,656,082
Property and equipment, net	3,132,326	3,026,544	2,752,137
Operating lease right-of-use assets	4,031,692	3,938,427	3,502,880
Goodwill and other intangible assets	398,213	398,755	400,656
Other assets	58,270	62,156	73,562
Total assets	$11,662,097	$10,933,679	$10,385,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,760,426	$1,390,833	$1,559,210
Accrued employee compensation	20,977	114,841	17,487
Other accrued expenses	674,003	653,482	587,800
Current portion of finance lease liabilities	7,128	5,426	2,847
Current portion of operating lease liabilities	455,159	449,867	403,600
Income taxes payable	12,028	—	29,570
Total current liabilities	2,929,721	2,614,449	2,600,514
Long-term debt	2,125,726	1,764,974	2,082,721
Finance lease liabilities, less current portion	35,157	30,722	24,289
Operating lease liabilities, less current portion	3,785,608	3,691,880	3,248,270
Deferred income taxes	113,354	95,042	41,649
Other long-term liabilities	158,782	155,319	149,334
Total liabilities	9,148,348	8,352,386	8,146,777
Stockholders’ equity:
Common stock	7,134	7,128	7,123
Additional paid-in capital	1,454,387	1,441,269	1,382,807
Treasury stock	(6,505,040)	(6,386,229)	(6,119,065)
Accumulated other comprehensive income	—	—	—
Retained earnings	7,557,268	7,519,125	6,967,675
Total stockholders’ equity	2,513,749	2,581,293	2,238,540
Total liabilities and stockholders’ equity	$11,662,097	$10,933,679	$10,385,317

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 2,000,000 shares authorized for all periods presented. 891,811, 890,991, and 890,324 shares issued; 525,513, 527,017, and 531,240 shares outstanding at March 28, 2026, December 27, 2025, and March 29, 2025, respectively.
Treasury Stock (at cost, shares in thousands): 366,298, 363,974, and 359,084 shares at March 28, 2026, December 27, 2025, and March 29, 2025, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

2

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three
	Months Ended
	March 28, 2026	March 29, 2025
Net income	$164,524	$179,369
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	—	(1,217)
Total other comprehensive loss	—	(1,217)
Total comprehensive income	$164,524	$178,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 27, 2025	527,017	$7,128	$1,441,269	$(6,386,229)	$—	$7,519,125	$2,581,293
Common stock issuance under stock award plans & ESPP	820	6	9,589	—	—	—	9,595
Share-based compensation expense	—	—	17,631	—	—	—	17,631
Repurchase of shares to satisfy tax obligations	—	—	(14,102)	—	—	—	(14,102)
Repurchase of common stock	(2,324)	—	—	(118,811)	—	—	(118,811)
Cash dividends paid to stockholders	—	—	—	—	—	(126,381)	(126,381)
Net income	—	—	—	—	—	164,524	164,524
Stockholders’ equity at March 28, 2026	525,513	$7,134	$1,454,387	$(6,505,040)	$—	$7,557,268	$2,513,749

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009	—	—	—	7,016
Share-based compensation expense	—	—	13,226	—	—	—	13,226
Repurchase of shares to satisfy tax obligations	—	—	(13,960)	—	—	—	(13,960)
Repurchase of common stock	(1,727)	—	—	(93,827)	—	—	(93,827)
Cash dividends paid to stockholders	—	—	—	—	—	(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(1,217)	—	(1,217)
Net income	—	—	—	—	—	179,369	179,369
Stockholders' equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$164,524	$179,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,601	120,079
Gain on disposition of property and equipment	(22,741)	(17,415)
Share-based compensation expense	17,631	13,226
Deferred income taxes	23,501	1,677
Change in assets and liabilities:
Inventories	(499,515)	(355,486)
Prepaid expenses and other current assets	(19,953)	(11,320)
Accounts payable	369,593	311,807
Accrued employee compensation	(93,864)	(83,666)
Other accrued expenses	(11,047)	2,609
Income taxes	27,787	46,526
Other	8,603	9,369
Net cash provided by operating activities	91,120	216,775
Cash flows from investing activities:
Capital expenditures	(202,610)	(141,280)
Proceeds from sale of property and equipment	31,274	20,851
Acquisition of Allivet, net of cash acquired	—	(140,625)
Net cash used in investing activities	(171,336)	(261,054)
Cash flows from financing activities:
Borrowings under debt facilities	1,480,000	605,000
Repayments under debt facilities	(1,120,000)	(355,000)
Principal payments under finance lease liabilities	(717)	(1,068)
Repurchase of shares to satisfy tax obligations	(14,102)	(13,960)
Repurchase of common stock	(118,019)	(95,082)
Net proceeds from issuance of common stock	9,595	7,016
Cash dividends paid to stockholders	(126,381)	(122,401)
Net cash provided by financing activities	110,376	24,505
Net increase (decrease) in cash and cash equivalents	30,160	(19,774)
Cash and cash equivalents at beginning of period	194,109	251,491
Cash and cash equivalents at end of period	$224,269	$231,717

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$4,719	$8,367
Cash paid for federal income taxes (a)	8,371	—
Cash (recovered) paid for state income taxes	(1,699)	1,684
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$154,790	$84,731
Increase in operating lease liabilities resulting from new or modified right-of-use assets	203,030	185,552
Decrease in finance lease liabilities resulting from new or modified right-of-use assets	(6,854)	(3,406)

(a) Cash paid for federal income taxes for the fiscal three months ended March 28, 2026 included $8.4 million of cash paid for the purchase of a transferable federal tax credit.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services, as well as Allivet, a leading online pet pharmacy. At March 28, 2026, the Company operated a total of 2,641 retail stores in 49 states (2,435 Tractor Supply retail stores and 206 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com, Petsense.com, and Allivet.com.

Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

New Accounting Pronouncements Not Yet Adopted

There have been no changes in the estimated impact on the Company’s financial statements or disclosures for the new accounting pronouncements not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. Further, there have been no new accounting standards issued in the first three months of fiscal 2026 that are applicable to the consolidated financial statements of the Company.

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $109.8 million, $30.6 million, and $43.5 million at March 28, 2026, December 27, 2025, and March 29, 2025, respectively.

Note 2 - Fair Value of Financial Instruments

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

As described in further detail in Note 4 to the Consolidated Financial Statements, the Company had $2.14 billion, $1.78 billion and $2.10 billion in borrowings under its debt facilities at March 28, 2026, December 27, 2025 and March 29, 2025, respectively. The fair value of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

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

	March 28, 2026		December 27, 2025		March 29, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$643,693	$568,939	$643,349	$576,765	$642,316	$552,045
5.25% Senior Notes	$743,078	$755,310	$742,834	$778,215	$742,101	$754,223

Note 3 – Net Income Per Share

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

	Fiscal Three Months Ended
	March 28, 2026			March 29, 2025
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$164,524	526,327	$0.31	$179,369	531,730	$0.34
Dilutive effect of share-based awards	—	1,809	—	—	2,369	—
Diluted net income per share:	$164,524	528,136	$0.31	$179,369	534,099	$0.34

Anti-dilutive stock awards excluded from the above calculations totaled approximately 1.9 million shares for the fiscal three months ended March 28, 2026 and approximately 0.4 million shares for the fiscal three months ended March 29, 2025.

Note 4 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 28, 2026	December 27, 2025	March 29, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	590.0	230.0	550.0
Total outstanding borrowings	2,140.0	1,780.0	2,100.0
Less: unamortized debt discounts and issuance costs	(14.3)	(15.0)	(17.3)
Total debt	2,125.7	1,765.0	2,082.7
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,125.7	$1,765.0	$2,082.7

Outstanding letters of credit	$77.6	$78.6	$76.8

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

Borrowings under the Company’s Revolving Credit Facility (the “2022 Senior Credit Facility”) bore interest either at the bank’s base rate (6.750% at March 28, 2026) plus an additional amount ranging from 0.000% to 0.250% (0.000% at March 28, 2026) or at adjusted Secured Overnight Financing Rate (3.668% at March 28, 2026) plus an additional amount ranging from 0.750% to 1.250% (1.000% at March 28, 2026), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.080% to 0.150% per annum (0.100% at March 28, 2026), adjusted based on the Company’s public credit ratings.

Covenants and Default Provisions of the Debt Agreements

As of March 28, 2026, the 2022 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. Both ratios are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments). The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR. The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. As of March 28, 2026, the Company was in compliance with all debt covenants.

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

Note 5 – Capital Stock and Dividends

Capital Stock

The authorized capital stock of the Company consists of common stock and preferred stock. The Company is authorized to issue 2.00 billion shares of common stock. The Company is also authorized to issue 40 thousand shares of preferred stock, with such designations, rights and preferences as may be determined from time to time by the Company's Board of Directors.

Dividends

During the first three months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

February 12, 2025	$0.23	February 26, 2025	March 11, 2025

Note 6 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 28, 2026, the Company had remaining authorization under the share repurchase program of $1.01 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three months ended March 28, 2026 and March 29, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025
Total number of shares repurchased	2,324	1,727
Average price paid per share	$50.75	$54.39
Total cost of share repurchases (a)	$118,811	$93,827
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

Note 7 – Income Taxes

The Company’s effective income tax rate was 23.2% in the first quarter of fiscal 2026 compared to 21.8% in the first quarter of fiscal 2025. The increase in the effective income tax rate in the first three months of fiscal 2026 compared to the corresponding period in fiscal 2025 was driven primarily by the timing of discrete items in the prior year fiscal quarter.

Note 8 – Commitments and Contingencies

Letters of Credit

At March 28, 2026, the Company had $77.6 million in outstanding letters of credit and contractual commitments of approximately $55.3 million related to the construction of our newest distribution center in Nampa, Idaho.

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

Note 9 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three months ended March 28, 2026 and March 29, 2025:

	Fiscal Three Months Ended
Product Category	March 28, 2026	March 29, 2025
Livestock, Equine & Agriculture (a)	31%	31%
Companion Animal (b)	26	27
Seasonal & Recreation (c)	19	19
Truck, Tool & Hardware (d)	15	14
Clothing, Gift & Décor (e)	9	9
Total	100%	100%

Note: Net sales by major product categories for the prior period have been reclassified to conform to the current year presentation.

(a)	Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b)	Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(c)	Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(d)	Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e)	Includes clothing, footwear, toys, snacks, and decorative merchandise.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025
Net Sales	$3,592,046	$3,466,952
Less:
Cost of merchandise sold	2,290,861	2,211,530
Personnel expense (a)	524,926	489,287
Depreciation and amortization	126,601	120,079
Other segment expenses (b)	416,227	396,919
Interest expense, net	19,108	19,641
Income tax expense	49,799	50,127
Segment net income	$164,524	$179,369

Reconciliation of segment profit:
Adjustments and reconciling items	—	—
Consolidated net income	$164,524	$179,369

(a) Personnel expenses include wages, salaries, and other forms of personnel compensation.
(b) Other segment expenses include occupancy expenses, advertising expenses, and other operating expenses within Selling, General, and Administrative expenses as described in Note 1 of the Company’s 2025 Form 10-K.

Note 10 - Subsequent Events

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) exceeded the President’s authority. Subsequently, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to liquidate all non-final entries without regard to IEEPA duties. Additionally, and subsequent to our fiscal period, on April 20, 2026, CBP launched Phase 1 of the new Consolidated Administration and Processing of Entries (“CAPE”) tool in the Automated Commercial Environment (“ACE”) portal, creating a process for submitting IEEPA refund claims. The Company is assessing the impact of these developments on its operations and financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “2025 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, new store growth, estimated results of operations in future periods (including, but not limited to, net sales, comparable store sales, operating margins or operating margin rates, net income, and earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount, and nature) and sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plan,” “intend,” “would,” “expect,” “continue,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environments in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2025 Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Historically, weather conditions, including unseasonably warm weather in the fall and winter months and unseasonably cool weather in the spring and summer months, have unfavorably affected the timing and volume of our sales and results of operations. In addition, extreme weather conditions, including snow and ice storms, flood and wind damage, hurricanes, tornadoes, extreme rain, and droughts have impacted operating results both negatively and positively, depending on the severity and duration of these conditions. Our strategy is to manage product flow and adjust merchandise assortments and depth of inventory to capitalize on seasonal demand trends, but there is no guarantee that we will be able to successfully execute this strategy. For more information regarding the risks we face in this regard, see Item 1A. “Risk Factors—Weather and Climate Risks” in our 2025 Form 10-K.

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. Allivet sales are considered comparable store sales one year after the transaction close date of December 30, 2024. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP.

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

	For the Fiscal Three
	Months Ended
	March 28, 2026	March 29, 2025
Net sales	100.00%	100.00%
Cost of merchandise sold	63.78	63.79
Gross profit	36.22	36.21
Selling, general and administrative expenses	26.20	25.56
Depreciation and amortization	3.52	3.46
Operating income	6.50	7.19
Interest expense, net	0.53	0.57
Income before income taxes	5.97	6.62
Income tax expense	1.39	1.45
Net income	4.58%	5.17%
Note: Percentage of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (First Quarter) Ended March 28, 2026 and March 29, 2025

Net sales for the first three months of fiscal 2026 increased 3.6% to $3.59 billion from $3.47 billion in the first three months of fiscal 2025. The increase in net sales was driven by new store openings and, to a lesser extent, the 0.5% increase in comparable store sales. In the first three months of fiscal 2025, net sales increased 2.1% and comparable store sales decreased 0.9%.

The comparable store sales results for the first three months of fiscal 2026 included an increase in comparable average transaction value of 1.6%, partially offset by a comparable average transaction count decrease of 1.0%. Comparable store sales growth was primarily driven by positive comparable sales in four of five product categories, complemented by strength in big ticket items. Companion animal performance was below the Company average, reflecting softer demand trends, category shifts and an unfavorable product mix.

Sales from new stores were $109.7 million for the first three months of fiscal 2026, which represented 3.1 percentage points of the 3.6% net sales increase over the first three months of fiscal 2025 net sales. For the first three months of fiscal 2025, sales from stores open less than one year were $97.9 million, which represented 2.9 percentage points of the 2.1% increase over the first three months of fiscal 2024 net sales.

The following table summarizes store growth for the fiscal three months ended March 28, 2026 and March 29, 2025:

	Fiscal Three Months Ended
Store Count Information:	March 28, 2026	March 29, 2025
Tractor Supply
Beginning of period	2,395	2,296
New stores opened	40	15
Stores closed	—	—
End of period	2,435	2,311
Petsense by Tractor Supply
Beginning of period	207	206
New stores opened	—	2
Stores closed	(1)	(2)
End of period	206	206
Consolidated, end of period	2,641	2,517
Stores relocated	2	3

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended March 28, 2026 and March 29, 2025:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	March 28, 2026	March 29, 2025
Livestock, Equine & Agriculture	31%	31%
Companion Animal	26	27
Seasonal & Recreation	19	19
Truck, Tool & Hardware	15	14
Clothing, Gift & Décor	9	9
Total	100%	100%

Note: Net sales by major product categories for the prior period have been reclassified to conform to the current year presentation.

Gross profit increased 3.6% to $1.30 billion for the first three months of fiscal 2026 from $1.26 billion for the first three months of fiscal 2025. As a percent of net sales, gross margin in the first three months of fiscal 2026 was flat with the first three months of fiscal 2025 at 36.2%. The gross margin rate benefited from disciplined product cost management and the continued execution of an everyday low price strategy, offset by higher tariffs and delivery-related transportation costs.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.1% to $1.07 billion for the first three months of fiscal 2026 from $1.01 billion for the first three months of fiscal 2025. As a percent of net sales, SG&A expenses increased 70 basis points to 29.7% in the first three months of fiscal 2026 from 29.0% for the first three months of fiscal 2025. The increase in SG&A as a percent of net sales was primarily attributable to deleverage of fixed costs given the comparable store sales performance and an accelerated new store opening cadence, partially offset by an ongoing focus on productivity and cost discipline.

Operating income for the first three months of fiscal 2026 decreased 6.3% to $233.4 million compared to $249.1 million in the first three months of fiscal 2025.

The effective income tax rate was 23.2% in the first three months of fiscal 2026 compared to 21.8% in the first three months of fiscal 2025. The increase in the effective income tax rate in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 was driven primarily by the timing of discrete items in the prior year fiscal quarter.

Net income for the first three months of fiscal 2026 decreased 8.3% to $164.5 million, or $0.31 per diluted share, as compared to net income of $179.4 million, or $0.34 per diluted share, for the first three months of fiscal 2025.

During the first three months of fiscal 2026, we repurchased approximately 2.3 million shares of the Company’s common stock at a total cost of $118.0 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $126.4 million, returning $244.4 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	March 28, 2026	December 27, 2025	March 29, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	590.0	230.0	550.0
Total outstanding borrowings	2,140.0	1,780.0	2,100.0
Less: unamortized debt discounts and issuance costs	(14.3)	(15.0)	(17.3)
Total debt	2,125.7	1,765.0	2,082.7
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,125.7	$1,765.0	$2,082.7

Outstanding letters of credit	$77.6	$78.6	$76.8

For additional information about the Company’s debt and credit facilities, refer to Note 4 to the Consolidated Financial Statements.

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $91.1 million and $216.8 million in the first three months of fiscal 2026 and fiscal 2025, respectively. The $125.7 million decrease in net cash provided by operating activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 is due to changes in the following operating activities (in millions):

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025	Variance
Net income	$164.5	$179.4	$(14.9)
Depreciation and amortization	126.6	120.1	6.5
Gain on disposition of property and equipment	(22.7)	(17.4)	(5.3)
Share-based compensation expense	17.6	13.2	4.4
Deferred income taxes	23.5	1.7	21.8
Inventories and accounts payable	(129.9)	(43.7)	(86.2)
Prepaid expenses and other current assets	(20.0)	(11.3)	(8.7)
Accrued expenses	(104.9)	(81.1)	(23.8)
Income taxes	27.8	46.5	(18.7)
Other, net	8.6	9.4	(0.8)
Net cash provided by operating activities	$91.1	$216.8	$(125.7)
Note: Amounts may not sum to totals due to rounding.

The $125.7 million decrease in net cash provided by operating activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 was primarily driven by management of inventory and accounts payable.

Cash Flows Used in Investing Activities

Investing activities used net cash of $171.3 million and $261.0 million in the first three months of fiscal 2026 and fiscal 2025, respectively. The $89.7 million decrease in net cash used in investing activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 is due to changes in the following investing activities (in millions):

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025	Variance
New stores, relocated stores and stores not yet opened	$(93.7)	$(59.5)	$(34.2)
Existing stores	(52.6)	(43.0)	(9.6)
Information technology	(34.1)	(26.0)	(8.1)
Distribution center capacity and improvements	(22.0)	(8.0)	(14.0)
Corporate and other	(0.2)	(4.8)	4.6
Total capital expenditures	(202.6)	(141.3)	(61.3)
Proceeds from sale of property and equipment	31.3	20.9	10.4
Acquisition of Allivet, net of cash acquired	—	(140.6)	140.6
Net cash used in investing activities	$(171.3)	$(261.0)	$89.7
Note: Amounts may not sum to totals due to rounding.

The increase in capital expenditures for new stores, relocated stores and stores not yet opened in the first three months of fiscal 2026 is primarily driven by the increase in new store openings and the construction of owned, fixed-fee development stores. Capital expenditures for the first three months of fiscal 2026 included the opening of 40 new Tractor Supply stores compared to 15 new Tractor Supply stores during the first three months of fiscal 2025. Partially offsetting the increase in total capital expenditures, proceeds from the sale of property and equipment increased in the first three months of fiscal 2026 primarily driven by the sale of both new, fixed-fee development stores, and existing stores as part of our sale-leaseback program.

Capital expenditures for existing stores represent continued investments related to our Project Fusion remodels and side lot garden center transformations.

Capital expenditures for information technology represent continued support of our store growth, digital initiatives, and Company-wide strategic initiatives.

The increase in capital expenditures for distribution center capacity and improvements in the first three months of fiscal 2026 is primarily driven by the construction of our newest distribution center in Nampa, Idaho which is anticipated to begin operations in the fourth quarter of fiscal 2026.

The Company used net cash of $140.6 million for the acquisition of Allivet in the first three months of fiscal 2025.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2026 are currently estimated to be in the range of approximately $675 million to $725 million. The capital expenditures include a plan to open approximately 100 Tractor Supply stores, continue Project Fusion remodels and side lot garden center transformations, complete construction of our Nampa, Idaho distribution center, and continue investing in store and digital technology.

Cash Flows Provided by Financing Activities

Financing activities provided net cash of $110.4 million and $24.5 million in the first three months of fiscal 2026 and fiscal 2025, respectively. The $85.9 million increase in net cash provided by financing activities in the first three months of fiscal 2026 compared to the first three months of fiscal 2025 is due to changes in the following (in millions):

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025	Variance
Net borrowings and repayments under debt facilities	$360.0	$250.0	$110.0
Repurchase of common stock	(118.0)	(95.1)	(22.9)
Cash dividends paid to stockholders	(126.4)	(122.4)	(4.0)
Net proceeds from issuance of common stock	9.6	7.0	2.6
Other, net	(14.8)	(15.0)	0.2
Net cash provided by financing activities	$110.4	$24.5	$85.9
Note: Amounts may not sum to totals due to rounding.

The $85.9 million increase in net cash provided by financing activities is primarily due to incremental borrowings under the Company’s Revolving Credit Facility in the first three months of fiscal 2026, partially offset by a modest increase in the repurchase of common stock.

Dividends

During the first three months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

February 12, 2025	$0.23	February 26, 2025	March 11, 2025

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

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of March 28, 2026, the Company had remaining authorization under the share repurchase program of $1.01 billion, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three months ended March 28, 2026 and March 29, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended
	March 28, 2026	March 29, 2025
Total number of shares repurchased	2,324	1,727
Average price paid per share	$50.75	$54.39
Total cost of share repurchases (a)	$118,811	$93,827
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of March 28, 2026, the Company had contractual commitments of approximately $55.3 million related to the construction of our newest distribution center in Nampa, Idaho. As of March 28, 2026, there has been no other material change in the information disclosed in the 2025 Form 10-K for the fiscal year ended December 27, 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial position and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make informed estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s critical accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Inventory shrinkage reserve
-	Self-insurance reserves
-	Impairment of long-lived assets
-	Impairment of goodwill and other indefinite-lived intangible assets

See Note 1 to the Consolidated Financial Statements in our 2025 Form 10-K for a discussion of the Company’s critical accounting policies. The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2025 Form 10-K.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 28, 2026, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of March 28, 2026, there has been no material change in this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of March 28, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2026, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of the Company's legal proceedings, refer to Note 8 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The risk factors described in Part I, Item 1A “Risk Factors” in our 2025 Form 10-K should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in our 2025 Form 10-K. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first quarter of fiscal 2026 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
December 28, 2025 - January 24, 2026	(a)	765,100	$51.11	765,100	$1,087,475,603
January 25, 2026 - February 21, 2026	(a)	887,960	53.87	629,300	1,053,779,150
February 22, 2026 - March 28, 2026	(a)	930,000	48.56	930,000	1,008,628,970
Total		2,583,060	$51.14	2,324,400	$1,008,628,970
(a) The number of shares purchased and average price paid per share includes 0, 258,660, and 0 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of December 28, 2025 - January 24, 2026, January 25, 2026 - February 21, 2026, and February 22, 2026 - March 28, 2026, respectively.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 13, 2026, Denise Jackson, a Director of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Jackson’s 10b5-1 Plan provides for the potential sale of up to 3,213 shares of the Company’s common stock. The plan commences on May 15, 2026 and will terminate on the earlier of the date all the shares under the plan are sold or February 12, 2027.

Item 6.  Exhibits

Exhibit

10.1*	Form of Non-Qualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and above). +

10.2*	Form of Performance Share Unit Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and above). +

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	May 7, 2026	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

