Form 10-Q
period 2026-06-27
TRACTOR SUPPLY CO /DE/
filed 2026-08-06
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 25, 2026
Common Stock, $0.008 par value	521,040,137

i.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$4,541,314	$4,439,729	$8,133,360	$7,906,682
Cost of merchandise sold	2,858,705	2,799,755	5,149,566	5,011,285
Gross profit	1,682,609	1,639,974	2,983,794	2,895,397
Selling, general and administrative expenses	1,021,899	940,063	1,963,052	1,826,269
Depreciation and amortization	130,848	122,099	257,449	242,179
Impairment expense	62,747	—	62,747	—
Operating income	467,115	577,812	700,546	826,949
Interest expense, net	17,103	17,983	36,211	37,624
Income before income taxes	450,012	559,829	664,335	789,325
Income tax expense	89,297	129,786	139,096	179,913
Net income	$360,715	$430,043	$525,239	$609,412

Net income per share – basic	$0.69	$0.81	$1.00	$1.15
Net income per share – diluted	$0.69	$0.81	$1.00	$1.14

Weighted average shares outstanding:
Basic	523,729	530,331	525,068	531,030
Diluted	524,615	532,205	526,416	533,152

Dividends declared per common share outstanding	$0.24	$0.23	$0.48	$0.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 27, 2026	December 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$231,588	$194,109	$225,810
Inventories	3,518,451	3,084,086	3,090,306
Prepaid expenses and other current assets	298,482	202,557	227,649
Income taxes receivable	205,995	27,045	—
Total current assets	4,254,516	3,507,797	3,543,765
Property and equipment, net	3,223,898	3,026,544	2,884,660
Operating lease right-of-use assets	4,110,840	3,938,427	3,655,729
Goodwill and other intangible assets	506,249	398,755	399,622
Other assets	66,318	62,156	75,019
Total assets	$12,161,821	$10,933,679	$10,558,795
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,760,347	$1,390,833	$1,519,094
Accrued employee compensation	74,935	114,841	72,305
Other accrued expenses	878,948	653,482	614,221
Current portion of finance lease liabilities	10,315	5,426	3,437
Current portion of operating lease liabilities	463,556	449,867	410,249
Income taxes payable	1,648	—	143,346
Total current liabilities	3,189,749	2,614,449	2,762,652
Long-term debt	2,153,826	1,764,974	1,673,472
Finance lease liabilities, less current portion	42,933	30,722	26,318
Operating lease liabilities, less current portion	3,874,348	3,691,880	3,443,879
Deferred income taxes	100,109	95,042	19,841
Other long-term liabilities	169,291	155,319	142,324
Total liabilities	9,530,256	8,352,386	8,068,486
Stockholders’ equity:
Common stock	7,136	7,128	7,124
Additional paid-in capital	1,473,959	1,441,269	1,399,333
Treasury stock	(6,641,872)	(6,386,229)	(6,191,887)
Accumulated other comprehensive income	—	—	—
Retained earnings	7,792,342	7,519,125	7,275,739
Total stockholders’ equity	2,631,565	2,581,293	2,490,309
Total liabilities and stockholders’ equity	$12,161,821	$10,933,679	$10,558,795

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 2,000,000 shares authorized for all periods presented. 892,018, 890,991, and 890,521 shares issued; 521,845, 527,017, and 529,990 shares outstanding at June 27, 2026, December 27, 2025, and June 28, 2025, respectively.
Treasury Stock (at cost, shares in thousands): 370,173, 363,974, and 360,531 shares at June 27, 2026, December 27, 2025, and June 28, 2025, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$360,715	$430,043	$525,239	$609,412
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	—	—	—	(1,217)
Total other comprehensive loss	—	—	—	(1,217)
Total comprehensive income	$360,715	$430,043	$525,239	$608,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 27, 2025	527,017	$7,128	$1,441,269	$(6,386,229)	$—	$7,519,125	$2,581,293
Common stock issuance under stock award plans & ESPP	820	6	9,589	—	—	—	9,595
Share-based compensation expense	—	—	17,631	—	—	—	17,631
Repurchase of shares to satisfy tax obligations	—	—	(14,102)	—	—	—	(14,102)
Repurchase of common stock	(2,324)	—	—	(118,811)	—	—	(118,811)
Cash dividends paid to stockholders	—	—	—	—	—	(126,381)	(126,381)
Net income	—	—	—	—	—	164,524	164,524
Stockholders’ equity at March 28, 2026	525,513	$7,134	$1,454,387	$(6,505,040)	$—	$7,557,268	$2,513,749

Common stock issuance under stock award plans & ESPP	207	2	4,323	—	—	—	4,325
Share-based compensation expense	—	—	15,531	—	—	—	15,531
Repurchase of shares to satisfy tax obligations	—	—	(282)	—	—	—	(282)
Repurchase of common stock	(3,875)	—	—	(136,832)	—	—	(136,832)
Cash dividends paid to stockholders	—	—	—	—	—	(125,641)	(125,641)
Net income	—	—	—	—	—	360,715	360,715
Stockholders’ equity at June 27, 2026	521,845	$7,136	$1,473,959	$(6,641,872)	$—	$7,792,342	$2,631,565

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009	—	—	—	7,016
Share-based compensation expense	—	—	13,226	—	—	—	13,226
Repurchase of shares to satisfy tax obligations	—	—	(13,960)	—	—	—	(13,960)
Repurchase of common stock	(1,727)	—	—	(93,827)	—	—	(93,827)
Cash dividends paid to stockholders	—	—	—	—	—	(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(1,217)	—	(1,217)
Net income	—	—	—	—	—	179,369	179,369
Stockholders' equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

Common stock issuance under stock award plans & ESPP	197	1	4,298	—	—	—	4,299
Share-based compensation expense	—	—	12,750	—	—	—	12,750
Repurchase of shares to satisfy tax obligations	—	—	(522)	—	—	—	(522)
Repurchase of common stock	(1,447)	—	—	(72,822)	—	—	(72,822)
Cash dividends paid to stockholders	—	—	—	—	—	(121,979)	(121,979)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—	—	—
Net income	—	—	—	—	—	430,043	430,043
Stockholders’ equity at June 28, 2025	529,990	$7,124	$1,399,333	$(6,191,887)	$—	$7,275,739	$2,490,309

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$525,239	$609,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,449	242,179
Impairment expense	62,747	—
Gain on disposition of property and equipment	(41,465)	(33,421)
Share-based compensation expense	33,162	25,976
Deferred income taxes	(3,010)	(24,054)
Change in assets and liabilities:
Inventories	(429,655)	(231,907)
Prepaid expenses and other current assets	(91,619)	(26,400)
Accounts payable	363,375	271,691
Accrued employee compensation	(39,906)	(28,848)
Other accrued expenses	178,720	(15,892)
Income taxes	(177,303)	160,308
Other	15,402	53,531
Net cash provided by operating activities	653,136	1,002,575
Cash flows from investing activities:
Capital expenditures	(435,713)	(351,644)
Proceeds from sale of property and equipment	69,938	42,906
Acquisition of VIP Petcare, net of cash acquired	(129,838)	—
Acquisition of Allivet, net of cash acquired	—	(139,936)
Net cash used in investing activities	(495,613)	(448,674)
Cash flows from financing activities:
Borrowings under debt facilities	3,000,000	1,315,000
Repayments under debt facilities	(2,610,000)	(1,475,000)
Debt issuance costs	(2,506)	—
Principal payments under finance lease liabilities	(1,445)	(2,056)
Repurchase of shares to satisfy tax obligations	(14,384)	(14,482)
Repurchase of common stock	(253,607)	(169,979)
Net proceeds from issuance of common stock	13,920	11,315
Cash dividends paid to stockholders	(252,022)	(244,380)
Net cash used in financing activities	(120,044)	(579,582)
Net increase (decrease) in cash and cash equivalents	37,479	(25,681)
Cash and cash equivalents at beginning of period	194,109	251,491
Cash and cash equivalents at end of period	$231,588	$225,810
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$35,043	$38,901
Cash paid for federal income taxes (a)	178,711	29,979
Cash paid for state income taxes	2,658	12,839
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$159,604	$130,807
Increase in operating lease liabilities resulting from new or modified right-of-use assets	402,476	439,149
Increase (decrease) in finance lease liabilities resulting from new or modified right-of-use assets	14,091	(105)
(a) Cash paid for federal income taxes for the fiscal six months ended June 27, 2026 included $166.6 million of cash paid for the purchase of transferable federal tax credits.

6

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates the following: Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services; Allivet, a leading online pet pharmacy; and VIP Petcare, the largest provider of mobile veterinary care in the U.S. At June 27, 2026, the Company operated a total of 2,672 retail stores in 49 states (2,463 Tractor Supply retail stores and 209 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com, Petsense.com, Allivet.com, and VIPPetcare.com.

Basis of Presentation

The accompanying interim unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “2025 Form 10-K”). The results of operations for our interim periods are not necessarily indicative of results for the full fiscal year.

On May 28, 2026, the Company completed its acquisition of VIP Petcare, the veterinary services business of PetIQ. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in VIP Petcare for a purchase price of $133.8 million.

New Accounting Pronouncements Not Yet Adopted

In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” The ASU is intended to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The ASU is required to be adopted for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of adoption on its financial disclosures.

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. A greater number of suppliers began participating in the supplier finance program during the fiscal three and six months ended June 27, 2026 compared to the fiscal three and six months ended June 28, 2025, driving a larger balance in outstanding payment obligations under the program as of June 27, 2026 as compared to December 27, 2025 and June 28, 2025. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $179.0 million, $30.6 million, and $34.2 million at June 27, 2026, December 27, 2025, and June 28, 2025, respectively.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $2.17 billion, $1.78 billion and $1.69 billion in borrowings under its debt facilities at June 27, 2026, December 27, 2025 and June 28, 2025, respectively. The fair values of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying value of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

The fair values of the Company’s $650 million 1.750% Senior Notes due 2030 (the “1.75% Senior Notes”) and $750 million 5.250% Senior Notes due 2033 (the “5.25% Senior Notes”) are determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying value and the fair value of the 1.75% Senior Notes and the 5.25% Senior Notes, net of discounts, were as follows (in thousands):

	June 27, 2026		December 27, 2025		June 28, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
1.75% Senior Notes	$644,037	$573,599	$643,349	$576,765	$642,660	$562,426
5.25% Senior Notes	$743,323	$756,848	$742,834	$778,215	$742,346	$763,155

Note 3 - Acquisition of VIP Petcare

On May 28, 2026, the Company completed its acquisition of VIP Petcare, the veterinary services business of PetIQ. Pursuant to the agreement governing the transaction, the Company acquired 100% of the equity interest in VIP Petcare for a purchase price of $133.8 million, which excludes adjustments for working capital, acquired cash, and other acquisition related payments.

Preliminary Allocation of the Purchase Price

The Company has applied the acquisition method of accounting for the VIP Petcare acquisition, in accordance with ASC 805 “Business Combinations,” with respect to the identifiable assets and liabilities of VIP Petcare which have been measured at estimated fair value as of the date of the business combination.

The aggregate purchase price was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, primarily using Level 2 and Level 3 inputs. Level 2 and Level 3 inputs are described in further detail in Note 2 to the Consolidated Financial Statements. These fair value estimates represent management’s best estimate of future cash flows (including sales, cost of sales, income taxes, etc.), discount rates, competitive trends, market comparables, and other factors. Inputs used were generally determined from historical data supplemented by current and anticipated market conditions and growth rates.

Although the determination of the preliminary fair values is substantially complete, certain fair value estimates are based on preliminary information and are subject to change during the measurement period, which ends once the Company has determined that it has obtained all necessary information that existed as of the acquisition date or has determined that such information is unavailable and cannot extend beyond one year from the acquisition date. At June 27, 2026, the fair values that are based on preliminary information relate primarily to intangible assets, deferred income taxes, and certain working capital adjustments. The amount of consideration transferred that exceeds the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected synergies the acquisition of VIP Petcare will bring to the Company’s portfolio offering for companion animal customers and the additional growth opportunities expected as a result of acquiring VIP Petcare. The goodwill recorded is not deductible for tax purposes.

The purchase consideration and preliminary estimated fair value of VIP Petcare’s net assets acquired are shown below (in thousands):

Preliminary Allocation of the Purchase Price
Fair value of assets acquired
Cash and cash equivalents	$524
Inventories	4,710
Prepaid expenses and other current assets	4,627
Property and equipment	11,182
Operating lease right-of-use assets	3,910
Identifiable intangible assets	41,200
Total assets acquired	66,153
Less: liabilities assumed
Accounts payable	6,139
Other accrued expenses	9,371
Current portion of operating lease liabilities	1,982
Deferred income taxes	8,855
Operating lease liabilities, less current portion	2,130
Other long-term liabilities	8,169
Total liabilities assumed	36,646
Goodwill	100,856
Total fair value of consideration transferred	$130,363

$9.5 million in acquisition costs related to the VIP Petcare acquisition were expensed as incurred and are included in the selling, general, and administrative expenses in the Consolidated Statements of Income.

The results of operations of VIP Petcare have been included in the Consolidated Financial Statements since the date of the acquisition.

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

	Fiscal Three Months Ended
	June 27, 2026			June 28, 2025
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$360,715	523,729	$0.69	$430,043	530,331	$0.81
Dilutive effect of share-based awards	—	886	—	—	1,874	—
Diluted net income per share:	$360,715	524,615	$0.69	$430,043	532,205	$0.81

	Fiscal Six Months Ended
	June 27, 2026			June 28, 2025
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$525,239	525,068	$1.00	$609,412	531,030	$1.15
Dilutive effect of share-based awards	—	1,348	—	—	2,122	(0.01)
Diluted net income per share:	$525,239	526,416	$1.00	$609,412	533,152	$1.14

Anti-dilutive stock awards excluded from the above calculations totaled approximately 4.7 million shares for the fiscal three months ended June 27, 2026 and approximately 1.3 million shares for the fiscal three months ended June 28, 2025. Anti-dilutive stock awards excluded from the above calculations totaled approximately 3.3 million shares for the fiscal six months ended June 27, 2026 and approximately 0.8 million shares for the fiscal six months ended June 28, 2025.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 27, 2026	December 27, 2025	June 28, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	620.0	230.0	140.0
Total outstanding borrowings	2,170.0	1,780.0	1,690.0
Less: unamortized debt discounts and issuance costs	(16.2)	(15.0)	(16.5)
Total debt	2,153.8	1,765.0	1,673.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,153.8	$1,765.0	$1,673.5

Outstanding letters of credit	$38.6	$78.6	$77.0

(a) Also referred to herein as the “Note Purchase Facility,” referring to the Note Purchase and Private Shelf Agreement dated as of August 14, 2017 by and among the Company, PGIM, Inc. and the noteholders party thereto, as amended through November 2, 2022, under which the notes were purchased.

On May 19, 2026, the Company entered into an Amended and Restated Credit Agreement, by and among the Company, as Borrower, certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “Amended Credit Agreement”). The credit facility provided pursuant to the Amended Credit Agreement (the “2026 Senior Credit Facility”) amends and restates the Company’s existing credit agreement. Outstanding borrowings under the existing senior credit facility were refinanced under the Amended Credit Agreement.

Borrowings under the 2026 Senior Credit Facility bore interest either at the bank’s base rate (6.750% at June 27, 2026) plus an additional amount ranging from 0.000% to 0.250% (0.000% at June 27, 2026) or at adjusted Secured Overnight Financing Rate (3.644% at June 27, 2026) plus an additional amount ranging from 0.750% to 1.250% (1.000% at June 27, 2026), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.075% to 0.150% per annum (0.090% at June 27, 2026), adjusted based on the Company’s public credit ratings.

Covenants and Default Provisions of the Debt Agreements

As of June 27, 2026, the 2026 Senior Credit Facility and the Note Purchase Facility (collectively, the “Debt Agreements”) required quarterly compliance with respect to one material covenant: a leverage ratio. This ratio is calculated on a trailing twelve-month basis at the end of each fiscal quarter. The leverage ratio compares total funded debt to earnings before interest, taxes, depreciation, amortization, share based compensation and rent expense. The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Debt Agreements also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. As of June 27, 2026, the Company was in compliance with the debt covenant.

The Debt Agreements contain customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, and invalidity of loan documents. Upon certain changes of control, amounts outstanding under the Debt Agreements could become due and payable. In addition, under the Note Purchase Facility, upon an event of default or change of control, the make whole payment as described in the Company’s 2025 Form 10-K may become due and payable.

The Note Purchase Facility also requires that, in the event the Company amends its 2026 Senior Credit Facility, or any subsequent credit facility of $100 million or greater, such that it contains covenant or default provisions that are not provided in the Note Purchase Facility or that are similar to those contained in the Note Purchase Facility but which contain percentages, amounts, formulas, or grace periods that are more restrictive than those set forth in the Note Purchase Facility or are otherwise more beneficial to the lenders thereunder, the Note Purchase Facility shall be automatically amended to include such additional or amended covenants and/or default provisions.

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

Dividends

During the first six months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 13, 2026	$0.24	May 27, 2026	June 9, 2026
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on September 8, 2026 to stockholders of record as of the close of business on August 24, 2026.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 27, 2026, the Company had remaining authorization under the share repurchase program of $873.4 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three and six months ended June 27, 2026 and June 28, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total number of shares repurchased	3,875	1,447	6,199	3,174
Average price paid per share	$34.92	$51.10	$40.86	$52.89
Total cost of share repurchases (a)	$136,832	$72,822	$255,643	$166,649
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

Note 8 – Income Taxes

The Company’s effective income tax rate was 19.8% in the second quarter of fiscal 2026 compared to 23.2% in the second quarter of fiscal 2025. The decrease was primarily driven by the income tax benefit associated with the purchase of transferable federal income tax credits, as well as the one-time charges associated with the restructuring of the Petsense business and the acquisition costs associated with VIP Petcare.

The Company’s effective income tax rate was 20.9% in the first six months of fiscal 2026 compared to 22.8% in the first six months of fiscal 2025. The decrease was primarily driven by the income tax benefit associated with the purchase of transferable federal income tax credits, partially offset by permanent differences and other discrete tax items.

Note 9 – Commitments and Contingencies

Letters of Credit

At June 27, 2026, the Company had $38.6 million in outstanding letters of credit and contractual commitments of approximately $34.8 million related to the construction of our newest distribution center in Nampa, Idaho.

Litigation

The Company is involved in various litigation matters arising in the ordinary course of business. The Company believes that, based upon information currently available, any estimated loss related to such matters has been adequately provided for in accrued liabilities to the extent probable and reasonably estimable. Accordingly, the Company currently expects these matters will be resolved without a material adverse effect on its consolidated financial position, results of operations, or cash flows. However, litigation and other legal matters involve an element of uncertainty. Future developments in such matters, including adverse decisions or settlements or resulting required changes to the Company's business operations, could affect our consolidated operating results when resolved in future periods or could result in liability or other amounts material to the Company's Consolidated Financial Statements.

Note 10 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and six months ended June 27, 2026 and June 28, 2025:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Product Category	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Livestock, Equine & Agriculture (a)	32%	31%	31%	31%
Seasonal & Recreation (b)	26	26	23	23
Companion Animal (c)	21	21	23	23
Truck, Tool & Hardware (d)	14	15	15	15
Clothing, Gift & Décor (e)	7	7	8	8
Total	100%	100%	100%	100%

Note: Net sales by major product categories for the prior period have been reclassified to conform to the current year presentation.

(a)	Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b)	Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(c)	Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(d)	Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e)	Includes clothing, footwear, toys, snacks, and decorative merchandise.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Sales	$4,541,314	$4,439,729	$8,133,360	$7,906,682
Less:
Cost of merchandise sold	2,858,705	2,799,755	5,149,566	5,011,285
Personnel expense (a)	558,003	525,315	1,082,929	1,014,602
Depreciation and amortization	130,848	122,099	257,449	242,179
Impairment expense	62,747	—	62,747	—
Other segment expenses (b)	463,896	414,748	880,123	811,667
Interest expense, net	17,103	17,983	36,211	37,624
Income tax expense	89,297	129,786	139,096	179,913
Segment net income	$360,715	$430,043	$525,239	$609,412

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$360,715	$430,043	$525,239	$609,412

(a) Personnel expenses include wages, salaries, and other forms of personnel compensation.
(b) Other segment expenses include occupancy expenses, advertising expenses, and other operating expenses within Selling, General, and Administrative expenses as described in Note 1 of the Company’s 2025 Form 10-K.

Note 11 - Impairment and Restructuring

During the second quarter of fiscal 2026, the Company completed a strategic reassessment of the Petsense business including an evaluation of the current operations and future growth outlook for that business. As a result of this review, management approved a plan to restructure the business, including the closure of approximately 75 stores. These planned store closures and the corresponding decrease in expected future cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This also signaled that potential impairment indicators existed for both the goodwill asset and tradename intangible asset that are related to the Petsense reporting unit. The Company performed assessments of the fair value of inventories and tangible long-lived assets and concluded that impairment charges were necessary. Finally, the Company evaluated other restructuring charges as a result of these planned closures.

As a result of these assessments, the Company recognized pre-tax charges totaling $71.7 million during the three and six months ended June 27, 2026. These charges are as follows (in thousands):

	Fiscal Three and Six Months Ended
	June 27, 2026	June 28, 2025
Goodwill and intangible asset impairment	$33,161	$—
Other long-lived asset impairment and restructuring charges	32,586	—
Inventory impairment	5,926	—
Total impairment and restructuring charges	$71,673	$—

Goodwill

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The aforementioned planned closure of approximately 75 Petsense stores and the corresponding decrease in expected cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This indicated that it was more likely than not that the carrying value of the Petsense reporting unit exceeded its fair value. As a result, the Company performed an interim impairment assessment as of the date of the approved closure plan.

The Company conducted a quantitative impairment analysis of the Petsense reporting unit using the income approach. The determination of fair value under the income approach requires management to make subjective judgments involving, among other items, forecasts of projected financial information (such as revenue growth rates, profit margins, tax rates, and capital expenditures) and selection of a discount rate that reflects the risk inherent in estimated future cash flows. These are unobservable inputs classified as Level 3 inputs under the fair value hierarchy.

As a result of the quantitative impairment analysis of the Petsense reporting unit, it was determined that the carrying value exceeded the fair value, resulting in a pre-tax impairment loss of approximately $22.2 million in the fiscal six months ended June 27, 2026.

The changes in the carrying amount of goodwill by reporting unit for the fiscal three and six months ended June 27, 2026 and June 28, 2025 are as follows (in thousands):

	Fiscal Three and Six Months Ended			Fiscal Three and Six Months Ended
	June 27, 2026			June 28, 2025
	Tractor Supply	Petsense	Consolidated	Tractor Supply	Petsense	Consolidated
Net goodwill, beginning of year	$324,563	$22,161	$346,724	$224,258	$22,161	$246,419
Impairment expense	—	(22,161)	(22,161)	—	—	—
Acquisition of Allivet	—	—	—	100,882	—	100,882
Acquisition of VIP Petcare	100,856	—	100,856	—	—	—
Net goodwill, end of period	$425,419	$—	$425,419	$325,140	$22,161	$347,301

Other Intangible Assets

The Company had approximately $80.8 million and $52.3 million of intangible assets other than goodwill at June 27, 2026 and June 28, 2025, respectively. These identifiable intangible assets included the Petsense tradename intangible asset, which had a carrying value of $23.1 million at June 28, 2025. The intangible asset balance represents the carrying value of certain indefinite-lived assets, which are not subject to amortization as they have an indefinite useful life on the basis that they are expected to contribute cash flows beyond the foreseeable horizon, and certain definite-lived assets. These assets are evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

The aforementioned planned closure of approximately 75 Petsense stores and the corresponding decrease in expected future cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This indicated that it was more likely than not that the carrying value of the Petsense tradename asset exceeded its fair value. We conducted a quantitative impairment analysis in the second quarter of fiscal 2026 using the relief-from-royalty method to measure the estimated fair value of the tradename intangible asset at the measurement date. The determination of fair value requires management to make subjective judgments involving forecasts of projected revenue growth rates, royalty rates, and tax rates, as well as the selection of a discount rate that reflects the risk inherent in estimated future cash flows. These are unobservable inputs classified as Level 3 inputs under the fair value hierarchy. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses in a future period. As a result of the quantitative impairment analysis, it was determined that the carrying value of the Petsense tradename was in excess of the fair value, resulting in a pre-tax impairment loss of approximately $11.0 million, included in the impairment expense income statement caption, in the fiscal three and six months ended June 27, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 27, 2025 (the “2025 Form 10-K”) and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, new store growth, store closures, estimated results of operations in future periods (including, but not limited to, net sales, comparable store sales, operating margins or operating margin rates, adjusted operating margin rates, net income, adjusted net income, earnings per diluted share and adjusted earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount, and nature) and sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plan,” “intend,” “would,” “expect,” “continue,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. To take advantage of the safe harbor provided by the PSLRA, we have identified certain factors in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

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

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Stores closed during either of the years being compared are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. Allivet sales have been considered comparable store sales since December 30, 2025. VIP Petcare sales will be considered comparable store sales after one year. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP.

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

	For the Fiscal Three		For the Fiscal Six
	Months Ended		Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	62.95	63.06	63.31	63.38
Gross profit	37.05	36.94	36.69	36.62
Selling, general and administrative expenses	22.50	21.17	24.14	23.10
Depreciation and amortization	2.88	2.75	3.17	3.06
Impairment expense	1.38	—	0.77	—
Operating income	10.29	13.01	8.61	10.46
Interest expense, net	0.38	0.41	0.45	0.48
Income before income taxes	9.91	12.61	8.17	9.98
Income tax expense	1.97	2.92	1.71	2.28
Net income	7.94%	9.69%	6.46%	7.71%
Note: Percentage of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (Second Quarter) Ended June 27, 2026 and June 28, 2025

Net sales for the second quarter of fiscal 2026 increased 2.3% to $4.54 billion from $4.44 billion in the second quarter of fiscal 2025. The increase in net sales was driven primarily by new store openings, partially offset by a decline of 1.5% in comparable store sales. In the second quarter of fiscal 2025, net sales increased 4.5% and comparable store sales increased 1.5%.

The comparable store sales results for the second quarter of fiscal 2026 included a comparable average transaction count decrease of 1.7% and a comparable average ticket increase of 0.2%. Comparable store sales were positive in April and June, with underperformance in May driving the decline for the second quarter. May results were pressured by softness in seasonal categories, including big-ticket items, as well as lower spending in discretionary categories. Companion animal categories continued to perform below the Company average, although trends improved through the second quarter. Continued strength across the balance of the Company's consumable, usable and edible categories (“C.U.E.”), along with growth in digital sales, partially offset these headwinds.

Sales from new stores and VIP Petcare were $164.8 million for the second quarter of fiscal 2026, which represented 3.7 percentage points of the 2.3% net sales increase over second quarter fiscal 2025 net sales. For the second quarter of fiscal 2025, sales from stores open less than one year were $126.7 million, which represented 3.0 percentage points of the 4.5% increase over second quarter fiscal 2024 net sales.

The following table summarizes store growth for the fiscal three months ended June 27, 2026 and June 28, 2025:

	Fiscal Three Months Ended
Store Count Information:	June 27, 2026	June 28, 2025
Tractor Supply
Beginning of period	2,435	2,311
New stores opened	28	24
Stores closed	—	—
End of period	2,463	2,335
Petsense by Tractor Supply
Beginning of period	206	206
New stores opened	3	2
Stores closed	—	(1)
End of period	209	207
Consolidated end of period	2,672	2,542
Stores relocated	2	4

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended June 27, 2026 and June 28, 2025:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	June 27, 2026	June 28, 2025
Livestock, Equine & Agriculture	32%	31%
Seasonal & Recreation	26	26
Companion Animal	21	21
Truck, Tool & Hardware	14	15
Clothing, Gift & Décor	7	7
Total	100%	100%

Gross profit increased 2.6% to $1.68 billion for the second quarter of fiscal 2026 from $1.64 billion for the second quarter of fiscal 2025. As a percent of net sales, gross margin in the second quarter of fiscal 2026 increased 11 basis points to 37.1% from 36.9% in the second quarter of fiscal 2025. Gross profit for the second quarter of fiscal 2026 included an inventory impairment expense of $5.9 million related to the closure of approximately 75 Petsense stores. On an adjusted basis, gross profit increased 3.0% to $1.69 billion for the second quarter of fiscal 2026. As a percent of net sales, adjusted gross margin in the second quarter of fiscal 2026 increased 24 basis points to 37.2%. This increase was primarily attributable to disciplined product cost management and tariff-related benefits, partially offset by higher freight expense and incremental investments to strengthen the Company's price-value position. See “Use and Reconciliation of Non-GAAP Financial Measures” below.

Selling, general and administrative (“SG&A”) expenses, including depreciation, amortization and impairment, increased 14.4% to $1.22 billion for the second quarter of fiscal 2026 from $1.06 billion for the second quarter of fiscal 2025. As a percent of net sales, SG&A expenses increased 284 basis points to 26.8% in the second quarter of fiscal 2026 from 23.9% in the second quarter of fiscal 2025. The increase in SG&A as a percent of net sales was primarily attributable to impairment and other charges for the Petsense business of $65.8 million due to a restructuring of the business as well as acquisition costs of $9.5 million for the acquisition of VIP Petcare. On an adjusted basis, SG&A expenses increased 7.3% to $1.14 billion for the second quarter of fiscal 2026. As a percent of net sales, adjusted SG&A expenses in the second quarter of fiscal 2026 increased 118 basis points to 25.1%. The increase in adjusted SG&A as a percent of net sales was primarily attributable to deleverage from lower comparable sales, as well as higher medical claims and legal settlement expenses.

Operating income for the second quarter of fiscal 2026 decreased 19.2% to $467.1 million from $577.8 million in the second quarter of fiscal 2025. On an adjusted basis, operating income for the second quarter of fiscal 2026 decreased 5.1% to $548.3 million.

The effective income tax rate was 19.8% in the second quarter of fiscal 2026 compared to 23.2% in the second quarter of fiscal 2025. The decrease in the effective income tax rate in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 primarily reflects the income tax benefit associated with the purchase of transferable federal income tax credits, as well as the one-time charges associated with the restructuring of the Petsense business and the acquisition costs associated with VIP Petcare.

Net income for the second quarter of fiscal 2026 decreased 16.1% to $360.7 million, or $0.69 per diluted share, as compared to net income of $430.0 million, or $0.81 per diluted share, for the second quarter of fiscal 2025. On an adjusted basis, net income for the second quarter of fiscal 2026 was $423.5 million or $0.81 per diluted share.

The Company reports its financial results in accordance with U.S. GAAP. The Company also uses certain non-GAAP measures that may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by U.S. GAAP. Therefore, the Company’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with U.S. GAAP. The Company believes this information is useful in providing period-to-period comparisons of the results of our continuing operations. A reconciliation of these non-GAAP financial measures is included in the following table:

Reconciliation of Non-GAAP Financial Measures
(Unaudited)
(in thousands, except per share)

	June 27, 2026	Impairment and Acquisition Costs (a)	June 27, 2026
	(As Reported)	(Adjustment)	(As Adjusted)
Cost of merchandise sold	$2,858,705	$(5,926)	$2,852,779
Gross profit	$1,682,609	$5,926	$1,688,535
Selling, general and administrative expenses (including depreciation, amortization, and impairment expense)	$1,215,494	(75,291)	$1,140,203
Operating income	$467,115	$81,217	$548,332
Income before income taxes	$450,012	$81,217	$531,229
Income tax expense	$89,297	$18,433	$107,730
Net income	$360,715	$62,784	$423,499

Diluted net income per share	$0.69	$0.12	$0.81

(a) Impairment and Acquisition Costs are comprised of $5.9 million in inventory impairment charges, $33.2 million in goodwill and intangible asset impairment charges, $32.6 million in other impairment and restructuring charges, and $9.5 million in acquisition costs.

During the second quarter of fiscal 2026, we repurchased approximately 3.9 million shares of the Company’s common stock at a total cost of $135.3 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $125.6 million, returning $260.9 million of capital to our stockholders.

Fiscal Six Months Ended June 27, 2026 and June 28, 2025

Net sales for the first six months of fiscal 2026 increased 2.9% to $8.13 billion from $7.91 billion in the first six months of fiscal 2025. The increase in net sales was driven by new store openings, partially offset by a 0.6% decrease in comparable store sales. In the first six months of fiscal 2025, net sales increased 3.5% and comparable store sales increased 0.5%.

Comparable store sales for the first six months of fiscal 2026 declined 0.6%, as compared to an increase of 0.5% in the first six months of fiscal 2025. The comparable store sales results for the first six months of fiscal 2026 included an increase in comparable average ticket value of 0.8%, partially offset by a comparable average transaction count decrease of 1.4%. The decline in comparable store sales was primarily driven by softness in seasonal categories, including big ticket, and continued below-average performance in the companion animal category, reflecting softer demand trends, category shifts and an unfavorable product mix. Performance in these categories was partially offset by continued strength across the remainder of the Company’s C.U.E. categories as well as growth in digital sales.

Sales from new stores and VIP Petcare were $274.5 million for the first six months of fiscal 2026, which represented 3.5 percentage points of the 2.9% net sales increase over the first six months of fiscal 2025 net sales. For the first six months of fiscal 2025, sales from stores open less than one year were $224.6 million, which represented 2.9 percentage points of the 3.5% increase over the first six months of fiscal 2024 net sales.

The following table summarizes store growth for the fiscal six months ended June 27, 2026 and June 28, 2025:

	Fiscal Six Months Ended
Store Count Information:	June 27, 2026	June 28, 2025
Tractor Supply
Beginning of period	2,395	2,296
New stores opened	68	39
Stores closed	—	—
End of period	2,463	2,335
Petsense by Tractor Supply
Beginning of period	207	206
New stores opened	3	4
Stores closed	(1)	(3)
End of period	209	207
Consolidated, end of period	2,672	2,542
Stores relocated	4	7

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal six months ended June 27, 2026 and June 28, 2025:

	Percent of Net Sales
	Fiscal Six Months Ended
Product Category:	June 27, 2026	June 28, 2025
Livestock, Equine & Agriculture	31%	31%
Seasonal & Recreation	23	23
Companion Animal	23	23
Truck, Tool & Hardware	15	15
Clothing, Gift & Décor	8	8
Total	100%	100%

Note: Net sales by major product categories for the prior period have been reclassified to conform to the current year presentation.

Gross profit increased 3.1% to $2.98 billion for the first six months of fiscal 2026 from $2.90 billion for the first six months of fiscal 2025. As a percent of net sales, gross margin in the first six months of fiscal 2026 increased seven basis points to 36.7% from 36.6% in the first six months of fiscal 2025. Gross profit for the first six months of fiscal 2026 included an inventory impairment expense of $5.9 million related to the closure of approximately 75 Petsense stores. On an adjusted basis, gross profit increased 3.3% to $2.99 billion for the first six months of fiscal 2026. As a percent of net sales, adjusted gross margin in the first six months of fiscal 2026 increased 14 basis points to 36.8%. The gross margin rate benefited from disciplined product cost management and tariff-related benefits, partially offset by higher delivery-related transportation costs.

Selling, general and administrative expenses, including depreciation, amortization and impairment, increased 10.4% to $2.28 billion for the first six months of fiscal 2026 from $2.07 billion for the first six months of fiscal 2025. As a percent of net sales, SG&A expenses increased 191 basis points to 28.1% in the first six months of fiscal 2026 from 26.2% for the first six months of fiscal 2025. The increase in SG&A as a percent of net sales was primarily attributable to impairment and other charges of $65.8 million due to a restructuring of the Petsense business, acquisition costs of $9.5 million for the acquisition of VIP Petcare, and deleverage of fixed costs from comparable store sales performance. On an adjusted basis, SG&A expenses increased 6.7% to $2.21 billion for the first six months of fiscal 2026. As a percent of net sales, adjusted SG&A expenses in the first six months of fiscal 2026 increased 99 basis points to 27.1%. The increase in adjusted SG&A as a percent of net sales was primarily attributable to deleverage from lower comparable store sales.

Operating income for the first six months of fiscal 2026 decreased 15.3% to $700.5 million compared to $826.9 million in the first six months of fiscal 2025. On an adjusted basis, operating income decreased 5.5% to $781.8 million.

The effective income tax rate was 20.9% in the first six months of fiscal 2026 compared to 22.8% in the first six months of fiscal 2025. The decrease in the effective income tax rate in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 was driven primarily by the income tax benefit associated with the purchase of transferable federal income tax credits, partially offset by permanent differences and other discrete tax items.

Net income for the first six months of fiscal 2026 decreased 13.8% to $525.2 million, or $1.00 per diluted share, as compared to net income of $609.4 million, or $1.14 per diluted share, for the first six months of fiscal 2025. On an adjusted basis, net income was $588.0 million, or $1.12 per diluted share, for the first six months of fiscal 2026.

The Company reports its financial results in accordance with U.S. GAAP. The Company also uses certain non-GAAP measures that may provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP measures do not have standardized definitions and are not defined by U.S. GAAP. Therefore, the Company’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with U.S. GAAP. The Company believes this information is useful in providing period-to-period comparisons of the results of our continuing operations. A reconciliation of these non-GAAP financial measures is included in the following table:

Reconciliation of Non-GAAP Financial Measures
(Unaudited)
(in thousands, except per share)

	June 27, 2026	Impairment and Acquisition Costs (a)	June 27, 2026
	(As Reported)	(Adjustment)	(As Adjusted)
Cost of merchandise sold	$5,149,566	$(5,926)	$5,143,640
Gross profit	$2,983,794	$5,926	$2,989,720
Selling, general and administrative expenses (including depreciation, amortization, and impairment expense)	$2,283,248	$(75,291)	$2,207,957
Operating income	$700,546	$81,217	$781,763
Income before income taxes	$664,335	$81,217	$745,552
Income tax expense	$139,096	$18,433	$157,529
Net income	$525,239	$62,784	$588,023

Diluted net income per share	$1.00	$0.12	$1.12

(a) Impairment and Acquisition Costs are comprised of $5.9 million in inventory impairment charges, $33.2 million in goodwill and intangible asset impairment charges, $32.6 million in other impairment and restructuring charges, and $9.5 million in acquisition costs.

During the first six months of fiscal 2026, we repurchased approximately 6.2 million shares of the Company’s common stock at a total cost of $253.3 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $252.0 million, returning $505.3 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	June 27, 2026	December 27, 2025	June 28, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
3.70% Senior Notes	150.0	150.0	150.0
Senior credit facilities:
Revolving Credit Facility	620.0	230.0	140.0
Total outstanding borrowings	2,170.0	1,780.0	1,690.0
Less: unamortized debt discounts and issuance costs	(16.2)	(15.0)	(16.5)
Total debt	2,153.8	1,765.0	1,673.5
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,153.8	$1,765.0	$1,673.5

Outstanding letters of credit	$38.6	$78.6	$77.0

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Consolidated Financial Statements.

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $653.1 million and $1.00 billion in the first six months of fiscal 2026 and fiscal 2025, respectively. The $349.5 million decrease in net cash provided by operating activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 is due to changes in the following operating activities (in millions):

	Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	Variance
Net income	$525.2	$609.4	$(84.2)
Depreciation and amortization	257.4	242.2	15.2
Impairment expense	62.7	—	62.7
Gain on disposition of property and equipment	(41.5)	(33.4)	(8.1)
Share-based compensation expense	33.2	26.0	7.2
Deferred income taxes	(3.0)	(24.1)	21.1
Inventories and accounts payable	(66.3)	39.8	(106.1)
Prepaid expenses and other current assets	(91.6)	(26.4)	(65.2)
Accrued expenses	138.8	(44.7)	183.5
Income taxes	(177.3)	160.3	(337.6)
Other, net	15.4	53.5	(38.1)
Net cash provided by operating activities	$653.1	$1,002.6	(349.5)
Note: Amounts may not sum to totals due to rounding.

The $349.5 million decrease in net cash provided by operating activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 was primarily driven by the purchase of transferable federal tax credits within income taxes, as well as management of inventory and accounts payable. These decreases were partially offset by the increase in accrued expenses, primarily driven by the purchase of a federal tax credit which was executed during the second quarter of fiscal 2026 and will be paid in the first quarter of fiscal 2027.

Cash Flows Used in Investing Activities

Investing activities used net cash of $495.6 million and $448.7 million in the first six months of fiscal 2026 and fiscal 2025, respectively. The $46.9 million increase in net cash used in investing activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 is due to changes in the following investing activities (in millions):

	Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	Variance
New stores, relocated stores and stores not yet opened	$(185.2)	$(144.8)	$(40.4)
Existing stores	(123.7)	(101.4)	(22.3)
Information technology	(73.4)	(68.8)	(4.6)
Distribution center capacity and improvements	(52.7)	(31.6)	(21.1)
Corporate and other	(0.7)	(5.0)	4.3
Total capital expenditures	(435.7)	(351.6)	(84.1)
Proceeds from sale of property and equipment	69.9	42.9	27.0
Acquisition of VIP Petcare, net of cash acquired	(129.8)	—	(129.8)
Acquisition of Allivet, net of cash acquired	—	(139.9)	139.9
Net cash used in investing activities	$(495.6)	$(448.7)	$(46.9)
Note: Amounts may not sum to totals due to rounding.

The increase in capital expenditures for new stores, relocated stores and stores not yet opened in the first six months of fiscal 2026 is primarily driven by the increase in new store openings and the construction of owned, fixed-fee development stores. Capital expenditures for the first six months of fiscal 2026 included the opening of 68 new Tractor Supply stores compared to 39 new Tractor Supply stores during the first six months of fiscal 2025. Partially offsetting the increase in total capital expenditures, proceeds from the sale of property and equipment increased in the first six months of fiscal 2026 primarily driven by the sale of both new, fixed-fee development stores and existing stores as part of our sale-leaseback program.

Capital expenditures for existing stores represent continued investments related to our Project Fusion remodels inclusive of side lot transformations and other enhancements.

Capital expenditures for information technology represent continued support of our store growth, digital initiatives, and Company-wide strategic initiatives.

The increase in capital expenditures for distribution center capacity and improvements in the first six months of fiscal 2026 is primarily driven by the construction of our newest distribution center in Nampa, Idaho, which is anticipated to begin operations in the fourth quarter of fiscal 2026.

The Company used net cash of $129.8 million for the acquisition of VIP Petcare in the first six months of fiscal 2026 and net cash of $139.9 million for the acquisition of Allivet in the first six months of fiscal 2025.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2026 are currently estimated to be in the range of approximately $675 million to $725 million. The capital expenditures include a plan to open approximately 100 Tractor Supply stores, continue Project Fusion remodels inclusive of side lot transformations and other enhancements, complete construction of our Nampa, Idaho distribution center, and continue investing in store and digital technology.

Cash Flows Used in Financing Activities

Financing activities used net cash of $120.0 million and $579.6 million in the first six months of fiscal 2026 and fiscal 2025, respectively. The $459.6 million decrease in net cash used in financing activities in the first six months of fiscal 2026 compared to the first six months of fiscal 2025 is due to changes in the following (in millions):

	Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	Variance
Net borrowings and repayments under debt facilities	$390.0	$(160.0)	$550.0
Repurchase of common stock	(253.6)	(170.0)	(83.6)
Cash dividends paid to stockholders	(252.0)	(244.4)	(7.6)
Net proceeds from issuance of common stock	13.9	11.3	2.6
Other, net	(18.3)	(16.5)	(1.8)
Net cash used in financing activities	$(120.0)	$(579.6)	$459.6
Note: Amounts may not sum to totals due to rounding.

The $459.6 million decrease in net cash used in financing activities is primarily due to incremental borrowings under the Company’s Revolving Credit Facility in the first six months of fiscal 2026, partially offset by an increase in the repurchase of common stock.

Dividends

During the first six months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
May 13, 2026	$0.24	May 27, 2026	June 9, 2026
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

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

On August 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on September 8, 2026 to stockholders of record as of the close of business on August 24, 2026.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of June 27, 2026, the Company had remaining authorization under the share repurchase program of $873.4 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and six months ended June 27, 2026 and June 28, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Total number of shares repurchased	3,875	1,447	6,199	3,174
Average price paid per share	$34.92	$51.10	$40.86	$52.89
Total cost of share repurchases (a)	$136,832	$72,822	$255,643	$166,649
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of June 27, 2026, the Company had contractual commitments of approximately $34.8 million related to the construction of our newest distribution center in Nampa, Idaho. As of June 27, 2026, there has been no other material change in the information disclosed in the 2025 Form 10-K for the fiscal year ended December 27, 2025.

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

See Note 1 to the Consolidated Financial Statements in our 2025 Form 10-K for a discussion of the Company’s critical accounting policies. The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2025 Form 10-K other than the impairment charges recognized in the second quarter of fiscal 2026 related to a restructuring of the Petsense business.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 27, 2026, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of June 27, 2026, there has been no material change in this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of June 27, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 27, 2026, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the first and second quarters of fiscal 2026 were as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
December 28, 2025 - January 24, 2026	(a)	765,100	$51.11	765,100	$1,087,475,603
January 25, 2026 - February 21, 2026	(a)	887,960	53.87	629,300	1,053,779,150
February 22, 2026 - March 28, 2026	(a)	930,000	48.56	930,000	1,008,628,970
Total		2,583,060	$51.14	2,324,400	$1,008,628,970

March 29, 2026 - April 25, 2026	(a)	1,144,922	$43.68	1,144,742	$958,643,311
April 26, 2026 - May 23, 2026	(a)	1,243,731	32.26	1,235,000	918,802,249
May 24, 2026 - June 27, 2026	(a)	1,495,015	30.41	1,495,000	873,362,699
Total		3,883,668	$34.91	3,874,742	$873,362,699
(a) The number of shares purchased and average price paid per share includes 180, 8,731, and 15 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the period of March 29, 2026 - April 25, 2026, April 26, 2026 - May 23, 2026, and May 24, 2026 - June 27, 2026, respectively.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 13, 2026, Kurt Barton, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Barton’s 10b5-1 Plan provides for the potential sale of up to 195,185 shares of the Company’s common stock, including the sale of up to 185,675 shares of the Company’s common stock that Mr. Barton may acquire upon exercise of options. The plan commences on August 20, 2026 and will terminate on the earlier of the date all the shares under the plan are sold or February 3, 2028.

Item 6.  Exhibits

Exhibit

10.1*
Amended and Restated Credit Agreement, dated as of May 19, 2026, by and among Tractor Supply Company, as Borrower, certain lenders and Wells Fargo Bank, National Association, as administrative agent (filed as exhibit 10.1 to Current Report on Form 8-K, filed with the Commission on May 21, 2026, and incorporated herein by reference)

10.2*+	Form of Director Restricted Share Unit Agreement

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	August 6, 2026	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

