Form 10-Q
period 2026-09-26
TRACTOR SUPPLY CO /DE/
filed 2026-11-05
CIK 916365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number   000-23314
TRACTOR SUPPLY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3139732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 24, 2026
Common Stock, $0.008 par value	518,573,690

i.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$3,910,455	$3,719,044	$12,043,815	$11,625,726
Cost of merchandise sold	2,485,510	2,329,812	7,635,076	7,341,097
Gross profit	1,424,945	1,389,232	4,408,739	4,284,629
Selling, general and administrative expenses	984,288	922,454	2,947,340	2,748,723
Depreciation and amortization	132,928	124,069	390,377	366,248
Impairment expense	—	—	62,747	—
Operating income	307,729	342,709	1,008,275	1,169,658
Interest expense, net	19,387	14,667	55,598	52,291
Income before income taxes	288,342	328,042	952,677	1,117,367
Income tax expense	63,671	68,774	202,767	248,687
Net income	$224,671	$259,268	$749,910	$868,680

Net income per share – basic	$0.43	$0.49	$1.43	$1.64
Net income per share – diluted	$0.43	$0.49	$1.43	$1.63

Weighted average shares outstanding:
Basic	520,623	529,742	523,667	530,601
Diluted	521,502	532,143	524,858	532,816

Dividends declared per common share outstanding	$0.24	$0.23	$0.72	$0.69

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 26, 2026	December 27, 2025	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$198,876	$194,109	$184,639
Inventories	3,618,755	3,084,086	3,252,825
Prepaid expenses and other current assets	218,284	202,557	209,652
Income taxes receivable	195,592	27,045	—
Total current assets	4,231,507	3,507,797	3,647,116
Property and equipment, net	3,227,503	3,026,544	3,018,254
Operating lease right-of-use assets	4,220,106	3,938,427	3,743,029
Goodwill and other intangible assets	501,399	398,755	399,297
Other assets	71,128	62,156	68,906
Total assets	$12,251,643	$10,933,679	$10,876,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,659,871	$1,390,833	$1,549,176
Accrued employee compensation	55,948	114,841	56,431
Other accrued expenses	874,794	653,482	734,405
Current portion of finance lease liabilities	10,643	5,426	4,512
Current portion of operating lease liabilities	468,427	449,867	416,922
Income taxes payable	—	—	40,856
Total current liabilities	3,069,683	2,614,449	2,802,302
Long-term debt	2,230,324	1,764,974	1,744,223
Finance lease liabilities, less current portion	47,350	30,722	28,950
Operating lease liabilities, less current portion	3,963,390	3,691,880	3,527,699
Deferred income taxes	110,479	95,042	53,288
Other long-term liabilities	169,886	155,319	146,955
Total liabilities	9,591,112	8,352,386	8,303,417
Stockholders’ equity:
Common stock	7,138	7,128	7,127
Additional paid-in capital	1,492,423	1,441,269	1,420,706
Treasury stock	(6,731,108)	(6,386,229)	(6,267,791)
Accumulated other comprehensive income	—	—	—
Retained earnings	7,892,078	7,519,125	7,413,143
Total stockholders’ equity	2,660,531	2,581,293	2,573,185
Total liabilities and stockholders’ equity	$12,251,643	$10,933,679	$10,876,602

Preferred Stock (shares in thousands): $1.00 par value; 40 shares authorized; no shares were issued or outstanding during any period presented.
Common Stock (shares in thousands): $0.008 par value; 2,000,000 shares authorized for all periods presented. 892,195, 890,991, and 890,843 shares issued; 519,313, 527,017, and 529,042 shares outstanding at September 26, 2026, December 27, 2025, and September 27, 2025, respectively.
Treasury Stock (at cost, shares in thousands): 372,882, 363,974, and 361,801 shares at September 26, 2026, December 27, 2025, and September 27, 2025, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$224,671	$259,268	$749,910	$868,680
Other comprehensive loss:
Change in fair value of interest rate swaps, net of taxes	—	—	—	(1,217)
Total other comprehensive loss	—	—	—	(1,217)
Total comprehensive income	$224,671	$259,268	$749,910	$867,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders’ equity at December 27, 2025	527,017	$7,128	$1,441,269	$(6,386,229)	$—	$7,519,125	$2,581,293
Common stock issuance under stock award plans & ESPP	820	6	9,589	—	—	—	9,595
Share-based compensation expense	—	—	17,631	—	—	—	17,631
Repurchase of shares to satisfy tax obligations	—	—	(14,102)	—	—	—	(14,102)
Repurchase of common stock	(2,324)	—	—	(118,811)	—	—	(118,811)
Cash dividends paid to stockholders	—	—	—	—	—	(126,381)	(126,381)
Net income	—	—	—	—	—	164,524	164,524
Stockholders’ equity at March 28, 2026	525,513	$7,134	$1,454,387	$(6,505,040)	$—	$7,557,268	$2,513,749

Common stock issuance under stock award plans & ESPP	207	2	4,323	—	—	—	4,325
Share-based compensation expense	—	—	15,531	—	—	—	15,531
Repurchase of shares to satisfy tax obligations	—	—	(282)	—	—	—	(282)
Repurchase of common stock	(3,875)	—	—	(136,832)	—	—	(136,832)
Cash dividends paid to stockholders	—	—	—	—	—	(125,641)	(125,641)
Net income	—	—	—	—	—	360,715	360,715
Stockholders’ equity at June 27, 2026	521,845	$7,136	$1,473,959	$(6,641,872)	$—	$7,792,342	$2,631,565

Common stock issuance under stock award plans & ESPP	178	$2	$3,440	$—	$—	$—	$3,442
Share-based compensation expense	—	$—	$15,620	$—	$—	$—	$15,620
Repurchase of shares to satisfy tax obligations	—	$—	$(596)	$—	$—	$—	$(596)
Repurchase of common stock	(2,710)	$—	$—	$(89,236)	$—	$—	$(89,236)
Cash dividends paid to stockholders	—	$—	$—	$—	$—	$(124,935)	$(124,935)
Net income	—	$—	$—	$—	$—	$224,671	$224,671
Stockholders’ equity at September 26, 2026	519,313	$7,138	$1,492,423	$(6,731,108)	$—	$7,892,078	$2,660,531

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum. Other Comp. Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Dollars
Stockholders' equity at December 28, 2024	532,190	$7,116	$1,376,532	$(6,025,238)	$1,217	$6,910,707	$2,270,334
Common stock issuance under stock award plans & ESPP	777	7	7,009	—	—	—	7,016
Share-based compensation expense	—	—	13,226	—	—	—	13,226
Repurchase of shares to satisfy tax obligations	—	—	(13,960)	—	—	—	(13,960)
Repurchase of common stock	(1,727)	—	—	(93,827)	—	—	(93,827)
Cash dividends paid to stockholders	—	—	—	—	—	(122,401)	(122,401)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	(1,217)	—	(1,217)
Net income	—	—	—	—	—	179,369	179,369
Stockholders' equity at March 29, 2025	531,240	$7,123	$1,382,807	$(6,119,065)	$—	$6,967,675	$2,238,540

Common stock issuance under stock award plans & ESPP	197	1	4,298	—	—	—	4,299
Share-based compensation expense	—	—	12,750	—	—	—	12,750
Repurchase of shares to satisfy tax obligations	—	—	(522)	—	—	—	(522)
Repurchase of common stock	(1,447)	—	—	(72,822)	—	—	(72,822)
Cash dividends paid to stockholders	—	—	—	—	—	(121,979)	(121,979)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—	—	—
Net income	—	—	—	—	—	430,043	430,043
Stockholders’ equity at June 28, 2025	529,990	$7,124	$1,399,333	$(6,191,887)	$—	$7,275,739	$2,490,309

Common stock issuance under stock award plans & ESPP	322	3	7,273	—	—	—	7,276
Share-based compensation expense	—	—	15,314	—	—	—	15,314
Repurchase of shares to satisfy tax obligations	—	—	(1,214)	—	—	—	(1,214)
Repurchase of common stock	(1,270)	—	—	(75,904)	—	—	(75,904)
Cash dividends paid to stockholders	—	—	—	—	—	(121,864)	(121,864)
Change in fair value of interest rate swaps, net of taxes	—	—	—	—	—	—	—
Net income	—	—	—	—	—	259,268	259,268
Stockholders’ equity at September 27, 2025	529,042	$7,127	$1,420,706	$(6,267,791)	$—	$7,413,143	$2,573,185

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$749,910	$868,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390,377	366,248
Impairment expense	62,747	—
Gain on disposition of property and equipment	(81,839)	(66,046)
Share-based compensation expense	48,782	41,290
Deferred income taxes	7,223	16,756
Change in assets and liabilities:
Inventories	(529,780)	(394,426)
Prepaid expenses and other current assets	(10,540)	(8,357)
Accounts payable	262,079	301,773
Accrued employee compensation	(58,893)	(44,722)
Other accrued expenses	215,068	109,973
Income taxes	(168,548)	57,818
Other	(3,968)	61,438
Net cash provided by operating activities	882,618	1,310,425
Cash flows from investing activities:
Capital expenditures	(651,637)	(629,213)
Proceeds from sale of property and equipment	160,098	92,238
Acquisition of VIP Petcare, net of cash acquired	(129,838)	—
Acquisition of Allivet, net of cash acquired	—	(139,895)
Net cash used in investing activities	(621,377)	(676,870)
Cash flows from financing activities:
Borrowings under debt facilities	4,860,000	2,190,000
Repayments under debt facilities	(4,390,000)	(2,280,000)
Debt issuance costs	(7,010)	—
Principal payments under finance lease liabilities	(2,185)	(3,048)
Repurchase of shares to satisfy tax obligations	(14,980)	(15,696)
Repurchase of common stock	(342,704)	(244,010)
Net proceeds from issuance of common stock	17,362	18,591
Cash dividends paid to stockholders	(376,957)	(366,244)
Net cash used in financing activities	(256,474)	(700,407)
Net increase (decrease) in cash and cash equivalents	4,767	(66,852)
Cash and cash equivalents at beginning of period	194,109	251,491
Cash and cash equivalents at end of period	$198,876	$184,639
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$41,185	$41,009
Cash paid for federal income taxes (a)	208,011	29,979
Cash paid for state income taxes	14,839	25,470
Supplemental disclosures of non-cash activities:
Non-cash accruals for property and equipment	$122,919	$123,631
Increase in operating lease liabilities resulting from new or modified right-of-use assets	604,831	629,056
Increase in finance lease liabilities resulting from new or modified right-of-use assets	19,807	4,289
(a) Cash paid for federal income taxes for the fiscal nine months ended September 26, 2026 included $166.6 million of cash paid for the purchase of transferable federal tax credits.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRACTOR SUPPLY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - General

Nature of Business

Founded in 1938, Tractor Supply Company (the “Company,” “Tractor Supply,” “we,” “our,” or “us”) is the largest rural lifestyle retailer in the United States (“U.S.”). The Company is focused on supplying the needs of recreational farmers, ranchers, and all those who enjoy living the rural lifestyle (which we refer to as the “Out Here” lifestyle). The Company's stores are located primarily in towns outlying major metropolitan markets and in rural communities. The Company also owns and operates the following: Petsense, LLC (“Petsense by Tractor Supply”), a small-box pet specialty supply retailer focused on meeting the needs of pet owners, primarily in small and mid-sized communities, and offering a variety of pet products and services; Allivet, a leading online pet pharmacy; and VIP Petcare, the largest provider of mobile veterinary care in the U.S. At September 26, 2026, the Company operated a total of 2,621 retail stores in 49 states (2,486 Tractor Supply retail stores and 135 Petsense by Tractor Supply retail stores) and also offered an expanded assortment of products through the Tractor Supply mobile application and online at TractorSupply.com, Petsense.com, Allivet.com, and VIPPetcare.com.

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

Supplier Finance Program

The Company has an agreement with a third-party financial institution that allows certain participating suppliers the ability to finance payment obligations from the Company. The third-party financial institution has separate arrangements with the Company’s suppliers and provides them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangement between the third-party and its suppliers and receives no compensation from the third-party financial institution. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangement. A greater number of suppliers began participating in the supplier finance program during the fiscal three and nine months ended September 26, 2026 compared to the fiscal three and nine months ended September 27, 2025, driving a larger balance in outstanding payment obligations under the program as of September 26, 2026 as compared to December 27, 2025 and September 27, 2025. The Company’s outstanding payment obligations under the supplier finance program, which are included in accounts payable on the Company’s Consolidated Balance Sheets, were $232.7 million, $30.6 million, and $69.5 million at September 26, 2026, December 27, 2025, and September 27, 2025, respectively.

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

As described in further detail in Note 5 to the Consolidated Financial Statements, the Company had $2.25 billion, $1.78 billion and $1.76 billion in borrowings under its debt facilities at September 26, 2026, December 27, 2025 and September 27, 2025, respectively. The fair values of the Company’s $150 million 3.70% Senior Notes due 2029 (the “3.70% Senior Notes”) and the borrowings under the Company’s revolving credit facility (the “Revolving Credit Facility”) were determined based on market interest rates (Level 2 inputs). The carrying values of borrowings in the 3.70% Senior Notes and the Revolving Credit Facility approximate fair value for each period reported.

The fair values of the Company’s $750 million 5.250% Senior Notes due 2033 (the “5.25% Senior Notes”), $650 million 1.750% Senior Notes due 2030 (the “1.75% Senior Notes”) and $500 million 5.200% Senior Notes due 2032 (the “5.20% Senior Notes”) are determined based on quoted prices in active markets, which are considered Level 1 inputs. The carrying values and the fair values of the 5.25% Senior Notes, 1.75% Senior Notes, and 5.20% Senior Notes, net of discounts, were as follows (in thousands):

	September 26, 2026		December 27, 2025		September 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
5.25% Senior Notes	$743,567	$728,430	$742,834	$778,215	$742,590	$773,070
1.75% Senior Notes	$644,381	$557,401	$643,349	$576,765	$643,004	$571,305
5.20% Senior Notes	$495,564	$487,120	$—	$—	$—	$—

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

Although the determination of the preliminary fair values is substantially complete, certain fair value estimates are based on preliminary information and are subject to change during the measurement period, which ends once the Company has determined that it has obtained all necessary information that existed as of the acquisition date or has determined that such information is unavailable and cannot extend beyond one year from the acquisition date. At September 26, 2026, the fair values that are based on preliminary information relate primarily to deferred income taxes and certain working capital adjustments. The amount of consideration transferred that exceeds the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected synergies the acquisition of VIP Petcare will bring to the Company’s portfolio offering for companion animal customers and the additional growth opportunities expected as a result of acquiring VIP Petcare. The goodwill recorded is not deductible for tax purposes.

The purchase consideration and preliminary estimated fair value of VIP Petcare’s net assets acquired are shown below (in thousands):

	Preliminary Allocation of the Purchase Price (as previously reported)	Measurement Period Adjustments	Preliminary Allocation of the Purchase Price (as adjusted)
Fair value of assets acquired
Cash and cash equivalents	$524	$—	$524
Inventories	4,710	(179)	4,531
Prepaid expenses and other current assets	4,627	(2,240)	2,387
Property and equipment, net	11,182	—	11,182
Operating lease right-of-use assets	3,910	—	3,910
Identifiable intangible assets	41,200	(400)	40,800
Total assets acquired	66,153	(2,819)	63,334
Less: liabilities assumed
Accounts payable	6,139	76	6,215
Other accrued expenses	9,371	(1,853)	7,518
Current portion of operating lease liabilities	1,982	—	1,982
Deferred income taxes	8,855	—	8,855
Operating lease liabilities, less current portion	2,130	—	2,130
Other long-term liabilities	8,169	(1,250)	6,919
Total liabilities assumed	36,646	(3,027)	33,619
Goodwill	100,856	(2,955)	97,901
Total fair value of consideration transferred	$130,363	$(2,747)	$127,616

$9.5 million in acquisition costs related to the VIP Petcare acquisition were expensed as incurred and are included in the selling, general and administrative expenses in the Consolidated Statements of Income for the fiscal nine months ended September 26, 2026.

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

	Fiscal Three Months Ended
	September 26, 2026			September 27, 2025
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$224,671	520,623	$0.43	$259,268	529,742	$0.49
Dilutive effect of share-based awards	—	879	—	—	2,401	—
Diluted net income per share:	$224,671	521,502	$0.43	$259,268	532,143	$0.49

	Fiscal Nine Months Ended
	September 26, 2026			September 27, 2025
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic net income per share:	$749,910	523,667	$1.43	$868,680	530,601	$1.64
Dilutive effect of share-based awards	—	1,191	—	—	2,215	(0.01)
Diluted net income per share:	$749,910	524,858	$1.43	$868,680	532,816	$1.63

Anti-dilutive stock awards excluded from the above calculations totaled approximately 4.4 million shares for the fiscal three months ended September 26, 2026 and approximately 0.6 million shares for the fiscal three months ended September 27, 2025. Anti-dilutive stock awards excluded from the above calculations totaled approximately 3.7 million shares for the fiscal nine months ended September 26, 2026 and approximately 0.8 million shares for the fiscal nine months ended September 27, 2025.

Note 5 – Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 26, 2026	December 27, 2025	September 27, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
5.20% Senior Notes	500.0	—	—
3.70% Senior Notes (a)	150.0	150.0	150.0
Senior credit facility
Revolving Credit Facility	200.0	230.0	210.0
Total outstanding borrowings	2,250.0	1,780.0	1,760.0
Less: unamortized debt discounts and issuance costs	(19.7)	(15.0)	(15.8)
Total debt	2,230.3	1,765.0	1,744.2
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,230.3	$1,765.0	$1,744.2

Outstanding letters of credit	$80.7	$78.6	$80.8

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

The 2026 Senior Credit Facility consists of the Revolving Credit Facility in the maximum principal amount of $1.30 billion (with a sublimit of $75.0 million for swingline loans and a sublimit of $150.0 million for letters of credit). In addition, the Company has an option to increase the revolving credit facility and/or establish term loans in an amount not to exceed $500.0 million in the aggregate, subject to, among other things, the receipt of commitments for the increased amount. The 2026 Senior Credit Facility is unsecured and has a five-year term with two options to request that the lenders extend the maturity date of the commitments held by each lender for one year.

Borrowings under the Company’s Revolving Credit Facility bore interest either at the bank’s base rate (7.000% at September 26, 2026) plus an additional amount ranging from 0.000% to 0.250% (0.000% at September 26, 2026) or at adjusted Secured Overnight Financing Rate (3.898% at September 26, 2026) plus an additional amount ranging from 0.750% to 1.250% (1.000% at September 26, 2026), adjusted based on the Company’s public credit ratings. The Company was also required to pay, quarterly in arrears, a commitment fee related to unused capacity on the Revolving Credit Facility ranging from 0.075% to 0.150% per annum (0.090% at September 26, 2026), adjusted based on the Company’s public credit ratings. The Revolving Credit Facility is scheduled to mature on May 19, 2031.

5.20% Senior Notes

On August 25, 2026, the Company completed the sale of $500 million in aggregate principal amount of its 5.20% Senior Notes. The entire principal amount of the 5.20% Senior Notes is due in full on January 30, 2032. Interest is payable semi-annually in arrears on each January 30 and July 30, commencing January 30, 2027. The terms of the 5.20% Senior Notes are governed by an indenture dated as of October 30, 2020 (the “Base Indenture”) between the Company and Regions Bank, as trustee, as amended and supplemented by a third supplemental indenture dated as of August 25, 2026 (the “Third Supplemental Indenture”) between the Company and Regions Bank, as trustee.

The 5.20% Senior Notes are senior unsecured debt obligations of the Company and rank equally with the Company’s other senior unsecured liabilities and senior to any future subordinated indebtedness of the Company. The 5.20% Senior Notes are subject to customary covenants restricting the Company’s ability, subject to certain exceptions, to incur debt secured by liens, to enter into sale and leaseback transactions or to merge or consolidate with another entity or sell substantially all of its assets to another person.

At any time prior to December 30, 2031 (one month prior to the maturity date of the 5.20% Senior Notes), the Company has the right, at its option, to redeem the 5.20% Senior Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of 100% of the principal amount of the 5.20% Senior Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest through the par call date, discounted at the applicable Treasury Rate plus 15 basis points, plus, in each case, accrued and unpaid interest to, but not including, the date of redemption. On or after December 30, 2031, the Company may redeem the 5.20% Senior Notes, in whole or in part, at 100% of the principal amount to be redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

If a Change of Control Triggering Event (as defined in the Third Supplemental Indenture) occurs, unless the Company has exercised its right to redeem the 5.20% Senior Notes, holders of the 5.20% Senior Notes may require the Company to repurchase all or any part of such holder’s 5.20% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, on such 5.20% Senior Notes to, but not including, the purchase date. Upon the occurrence of an event of default, which includes payment defaults, defaults in the performance of certain covenants, cross defaults, and bankruptcy and insolvency related defaults, the Company’s obligations under the 5.20% Senior Notes may be accelerated, in which case the entire principal amount of the 5.20% Senior Notes would be due and payable immediately.

Covenants and Default Provisions of the Debt Agreements

As of September 26, 2026, the Note Purchase Facility required quarterly compliance with respect to two material covenants: a fixed charge coverage ratio and a leverage ratio. The 2026 Senior Credit Facility required quarterly compliance with respect to one material covenant: a leverage ratio. Both the fixed charge coverage ratio and leverage ratio are calculated on a trailing twelve-month basis at the end of each fiscal quarter. The fixed charge coverage ratio compares earnings before interest, taxes, depreciation, amortization, share-based compensation, and rent expense (“consolidated EBITDAR”) to the sum of interest paid and rental expense (excluding any straight-line rent adjustments). The fixed charge coverage ratio was required to be greater than or equal to 2.00 to 1.00 as of the last day of each fiscal quarter. The leverage ratio compares total funded debt to consolidated EBITDAR. The leverage ratio was required to be less than or equal to 4.00 to 1.00 as of the last day of each fiscal quarter. The Note Purchase Facility and the 2026 Senior Credit Facility (collectively, the “Debt Agreements”) also contain certain other restrictions regarding additional subsidiary indebtedness, business operations, subsidiary guarantees, mergers, consolidations and sales of assets, transactions with subsidiaries or affiliates, and liens. As of September 26, 2026, the Company was in compliance with all debt covenants.

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

Dividends

During the first nine months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 5, 2026	$0.24	August 24, 2026	September 8, 2026
May 13, 2026	$0.24	May 27, 2026	June 9, 2026
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

August 6, 2025	$0.23	August 25, 2025	September 9, 2025
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on December 8, 2026 to stockholders of record as of the close of business on November 23, 2026.

Note 7 – Treasury Stock

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 26, 2026, the Company had remaining authorization under the share repurchase program of $784.9 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases during the fiscal three and nine months ended September 26, 2026 and September 27, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total number of shares repurchased	2,710	1,270	8,909	4,444
Average price paid per share	$32.66	$59.32	$38.37	$54.73
Total cost of share repurchases (a)	$89,236	$75,904	$344,879	$242,553
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

Note 8 – Income Taxes

The Company’s effective income tax rate was 22.1% in the third quarter of fiscal 2026 compared to 21.0% in the third quarter of fiscal 2025. The increase primarily reflects the lapping of certain tax planning initiatives in the prior year.

The Company’s effective income tax rate was 21.3% in the first nine months of fiscal 2026 compared to 22.3% in the first nine months of fiscal 2025. The decrease in the effective income tax rate in the first nine months of fiscal 2026 compared to the nine months of fiscal 2025 was driven primarily by the income tax benefit associated with the purchase of transferable federal income tax credits, partially offset by permanent differences and other discrete tax items.

Note 9 – Commitments and Contingencies

Letters of Credit

At September 26, 2026, the Company had $80.7 million in outstanding letters of credit and contractual commitments of approximately $23.8 million related to the onboarding of our newest distribution center in Nampa, Idaho.

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

Note 10 – Segment Reporting

The Company has one reportable segment which is the retail sale of products that support the rural lifestyle. The following table indicates the percentage of net sales represented by each of our major product categories during the fiscal three and nine months ended September 26, 2026 and September 27, 2025:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Product Category	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Livestock, Equine & Agriculture (a)	28%	29%	29%	29%
Companion Animal (b)	25	25	24	24
Seasonal & Recreation (c)	23	22	24	24
Truck, Tool & Hardware (d)	16	16	15	15
Clothing, Gift & Décor (e)	8	8	8	8
Total	100%	100%	100%	100%

(a)	Includes livestock and equine feed & equipment, poultry, fencing, and sprayer & chemicals.
(b)	Includes food, treats and equipment for dogs, cats, and other small animals as well as dog wellness.
(c)	Includes tractor & rider, lawn & garden, bird feeding, power equipment, and other recreational products.
(d)	Includes truck accessories, trailers, generators, lubricants, batteries, and hardware and tools.
(e)	Includes clothing, footwear, toys, snacks, and decorative merchandise.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.

Within the reportable segment, there are significant expense categories regularly provided to the Chief Operating Decision Maker and included in the measure of the segment’s net income as shown below:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Sales	$3,910,455	$3,719,044	$12,043,815	$11,625,726
Less:
Cost of merchandise sold	2,485,510	2,329,812	7,635,076	7,341,097
Personnel expense (a)	556,440	524,035	1,639,369	1,538,637
Depreciation and amortization	132,928	124,069	390,377	366,248
Impairment expense	—	—	62,747	—
Other segment expenses (b)	427,848	398,419	1,307,971	1,210,086
Interest expense, net	19,387	14,667	55,598	52,291
Income tax expense	63,671	68,774	202,767	248,687
Segment net income	$224,671	$259,268	$749,910	$868,680

Reconciliation of segment profit:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$224,671	$259,268	$749,910	$868,680

(a) Personnel expenses include wages, salaries, and other forms of personnel compensation.
(b) Other segment expenses include occupancy expenses, advertising expenses, and other operating expenses within Selling, General and Administrative expenses as described in Note 1 of the Company’s 2025 Form 10-K.

Note 11 - Impairment and Restructuring

During the second quarter of fiscal 2026, the Company completed a strategic reassessment of the Petsense business including an evaluation of the current operations and future growth outlook for that business. As a result of this review, management approved a plan to restructure the business, including the closure of 74 stores. These planned store closures and the corresponding decrease in expected future cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This also signaled that potential impairment indicators existed for both the goodwill asset and tradename intangible asset that are related to the Petsense reporting unit. The Company performed assessments of the fair value of inventories and tangible long-lived assets and concluded that impairment charges were necessary. Finally, the Company evaluated other restructuring charges as a result of these planned closures. During the third quarter of fiscal 2026, the Company completed the closure of the 74 Petsense stores included in this plan.

As a result of these assessments, the Company recognized pre-tax charges totaling $71.7 million during the fiscal nine months ended September 26, 2026. These charges are as follows (in thousands):

	Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025
Goodwill and intangible asset impairment	$33,161	$—
Other long-lived asset impairment and restructuring charges	32,586	—
Inventory impairment	5,926	—
Total impairment and restructuring charges	$71,673	$—

Goodwill

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment. Goodwill is not amortized, but is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The aforementioned planned closure of 74 Petsense stores and the corresponding decrease in expected cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This indicated that it was more likely than not that the carrying value of the Petsense reporting unit exceeded its fair value. As a result, the Company performed an interim impairment assessment as of the date of the approved closure plan.

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

As a result of the quantitative impairment analysis of the Petsense reporting unit, it was determined that the carrying value exceeded the fair value, resulting in a pre-tax impairment loss of approximately $22.2 million in the fiscal nine months ended September 26, 2026.

The changes in the carrying amount of goodwill by reporting unit for the fiscal three and nine months ended September 26, 2026 and September 27, 2025 are as follows (in thousands):

	Fiscal Three Months Ended			Fiscal Three Months Ended
	September 26, 2026			September 27, 2025
	Tractor Supply	Petsense	Consolidated	Tractor Supply	Petsense	Consolidated
Net goodwill, beginning of period	$425,419	$—	$425,419	$325,140	$22,161	$347,301
Impairment expense	—	—	—	—	—	—
Acquisition of Allivet	—	—	—	(577)	—	(577)
Acquisition of VIP Petcare	(2,955)	—	(2,955)	—	—	—
Net goodwill, end of period	$422,464	$—	$422,464	$324,563	$22,161	$346,724

	Fiscal Nine Months Ended			Fiscal Nine Months Ended
	September 26, 2026			September 27, 2025
	Tractor Supply	Petsense	Consolidated	Tractor Supply	Petsense	Consolidated
Net goodwill, beginning of period	$324,563	$22,161	$346,724	$224,258	$22,161	$246,419
Impairment expense	—	(22,161)	(22,161)	—	—	—
Acquisition of Allivet	—	—	—	100,305	—	100,305
Acquisition of VIP Petcare	97,901	—	97,901	—	—	—
Net goodwill, end of period	$422,464	$—	$422,464	$324,563	$22,161	$346,724

Other Intangible Assets

The Company had approximately $78.9 million and $52.6 million of intangible assets other than goodwill at September 26, 2026 and September 27, 2025, respectively. These identifiable intangible assets included the Petsense tradename intangible asset, which previously had a carrying value of $23.1 million at September 27, 2025. The intangible asset balance represents the carrying value of certain indefinite-lived assets, which are not subject to amortization as they have an indefinite useful life on the basis that they are expected to contribute cash flows beyond the foreseeable horizon, and certain definite-lived assets. These assets are evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

The aforementioned planned closure of 74 Petsense stores and the corresponding decrease in expected future cash flow due to the closures resulted in a downward adjustment of the future financial forecast for the Petsense business. This indicated that it was more likely than not that the carrying value of the Petsense tradename asset exceeded its fair value. We conducted a quantitative impairment analysis in the second quarter of fiscal 2026 using the relief-from-royalty method to measure the estimated fair value of the tradename intangible asset at the measurement date. The determination of fair value requires management to make subjective judgments involving forecasts of projected revenue growth rates, royalty rates, and tax rates, as well as the selection of a discount rate that reflects the risk inherent in estimated future cash flows. These are unobservable inputs classified as Level 3 inputs under the fair value hierarchy. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses in a future period. As a result of the quantitative impairment analysis, it was determined that the carrying value of the Petsense tradename was in excess of the fair value, resulting in a pre-tax impairment loss of approximately $11.0 million, included in the impairment expense income statement caption, in the fiscal nine months ended September 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis should be read in conjunction with our 2025 Form 10-K and subsequent Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements and information. The forward-looking statements included herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as sales and earnings growth, new store growth, store closures, productivity and cost reduction initiatives and their expected benefits, estimated results of operations in future periods (including, but not limited to, net sales, comparable store sales, operating margins or operating margin rates, adjusted operating margin rates, net income, adjusted net income, earnings per diluted share and adjusted earnings per diluted share), the declaration and payment of dividends, the timing and amount of share repurchases, future capital expenditures (including their timing, amount, and nature) and sale-leasebacks, acquisitions, business strategy, strategic initiatives, expansion and growth of our business operations, and other such matters are forward-looking statements. Forward-looking statements are usually identified by or are associated with such words as “will,” “plan,” “intend,” “would,” “expect,” “continue,” “believe,” “anticipate,” “optimistic,” “forecasted” and similar terminology. These forward-looking statements may be affected by certain risks and uncertainties, any one, or a combination of which, could materially affect the results of our operations. These factors include, without limitation, the impact of the recent and potential future tariff announcements and the corresponding macroeconomic pressures and those factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K, which may cause actual results to differ materially from those expressed in any forward-looking statements. These “Risk Factors” may be updated from time to time in our quarterly reports on Form 10-Q or other subsequent filings with the SEC.

Forward-looking statements made by or on behalf of the Company are based on our knowledge of our business and the environments in which we operate, but because of the factors listed above or other factors, actual results could differ materially from those reflected by any forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these cautionary statements and those contained in the Company’s 2025 Form 10-K and other filings with the SEC. There can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or our business and operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

Performance Metrics

Comparable Store Metrics

Comparable store metrics are a key performance indicator used in the retail industry and by the Company to measure the performance of the underlying business. Our comparable store metrics are calculated on an annual basis using sales generated from all stores open at least one year and all online sales and exclude certain adjustments to net sales. Sales from stores closed during the current year are included in comparable store metrics through the closure date and for the corresponding prior-year period. After the store closure date, closed stores are removed from our comparable store metrics calculations. Stores relocated during either of the years being compared are not removed from our comparable store metrics calculations. If the effect of relocated stores on our comparable store metrics calculations became material, we would remove relocated stores from the calculations. Allivet sales have been considered comparable store sales since December 30, 2025. VIP Petcare sales will be considered comparable store sales after one year. Comparable store sales are intended only as supplemental information and are not a substitute for net sales presented in accordance with U.S. GAAP.

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

	For the Fiscal Three		For the Fiscal Nine
	Months Ended		Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of merchandise sold	63.56	62.65	63.39	63.15
Gross profit	36.44	37.35	36.61	36.85
Selling, general and administrative expenses	25.17	24.80	24.47	23.64
Depreciation and amortization	3.40	3.34	3.24	3.15
Impairment expense	—	—	0.52	—
Operating income	7.87	9.21	8.37	10.06
Interest expense, net	0.50	0.39	0.46	0.45
Income before income taxes	7.37	8.82	7.91	9.61
Income tax expense	1.63	1.85	1.68	2.14
Net income	5.75%	6.97%	6.23%	7.47%
Note: Percentage of net sales amounts may not sum to totals due to rounding.

Fiscal Three Months (Third Quarter) Ended September 26, 2026 and September 27, 2025

Net sales for the third quarter of fiscal 2026 increased 5.1% to $3.91 billion from $3.72 billion in the third quarter of fiscal 2025. The increase in net sales was driven by new store openings, the acquisition of VIP Petcare and growth of 0.4% in comparable store sales. In the third quarter of fiscal 2025, net sales increased 7.2% and comparable store sales increased 3.9%.

Comparable store sales results for the third quarter of fiscal 2026 included a comparable average ticket increase of 0.7% and a comparable average transaction count decrease of 0.3%. Results benefited from solid performance in seasonal categories including wildlife supplies, equine & livestock and truck, tool & hardware. The Company’s consumable, usable and edible (“C.U.E.”) categories performed above the Company average. Double-digit growth in digital sales also contributed to results.

These gains were partially offset by continued softness in big-ticket and companion animal categories. While companion animal continued to perform below the Company average, trends have improved steadily since the first quarter.

Sales from new stores and VIP Petcare were $170.3 million for the third quarter of fiscal 2026, which represented 4.6 percentage points of the 5.1% net sales increase over third quarter fiscal 2025 net sales. For the third quarter of fiscal 2025, sales from new stores, including Allivet sales, were $113.8 million, which represented 3.3 percentage points of the 7.2% increase over third quarter fiscal 2024 net sales.

The following table summarizes store growth for the fiscal three months ended September 26, 2026 and September 27, 2025:

	Fiscal Three Months Ended
Store Count Information:	September 26, 2026	September 27, 2025
Tractor Supply
Beginning of period	2,463	2,335
New stores opened	23	29
Stores closed	—	—
End of period	2,486	2,364
Petsense by Tractor Supply
Beginning of period	209	207
New stores opened	—	—
Stores closed	(74)	(1)
End of period	135	206
Consolidated end of period	2,621	2,570
Stores relocated	—	—

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal three months ended September 26, 2026 and September 27, 2025:

	Percent of Net Sales
	Fiscal Three Months Ended
Product Category:	September 26, 2026	September 27, 2025
Livestock, Equine & Agriculture	28%	29%
Companion Animal	25	25
Seasonal & Recreation	23	22
Truck, Tool & Hardware	16	16
Clothing, Gift & Décor	8	8
Total	100%	100%

Gross profit increased 2.6% to $1.42 billion for the third quarter of fiscal 2026 from $1.39 billion for the third quarter of fiscal 2025. As a percent of net sales, gross margin in the third quarter of fiscal 2026 decreased 92 basis points to 36.4% from 37.4% in the third quarter of fiscal 2025. This decline was primarily attributable to higher transportation and fuel costs and incremental investments to strengthen the Company's price-value position.

Selling, general and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.8% to $1.12 billion for the third quarter of fiscal 2026 from $1.05 billion for the third quarter of fiscal 2025. As a percent of net sales, SG&A expenses increased 43 basis points to 28.6% in the third quarter of fiscal 2026 from 28.1% in the third quarter of fiscal 2025. The increase in SG&A as a percent of net sales was primarily driven by deleverage from lower comparable store sales growth and startup costs associated with the opening of the new distribution center, partially offset by expense control across the business.

Operating income for the third quarter of fiscal 2026 decreased 10.2% to $307.7 million from $342.7 million in the third quarter of fiscal 2025.

The effective income tax rate was 22.1% in the third quarter of fiscal 2026 compared to 21.0% in the third quarter of fiscal 2025. The increase in the effective income tax rate in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 primarily reflects the lapping of certain tax planning initiatives in the prior year.

Net income for the third quarter of fiscal 2026 decreased 13.3% to $224.7 million, or $0.43 per diluted share, as compared to net income of $259.3 million, or $0.49 per diluted share, for the third quarter of fiscal 2025.

During the third quarter of fiscal 2026, we repurchased approximately 2.7 million shares of the Company’s common stock at a total cost of $88.5 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $124.9 million, returning $213.4 million of capital to our stockholders.

Fiscal Nine Months Ended September 26, 2026 and September 27, 2025

Net sales for the first nine months of fiscal 2026 increased 3.6% to $12.04 billion from $11.63 billion in the first nine months of fiscal 2025. The increase in net sales was driven by new store openings and the acquisition of VIP Petcare, partially offset by a 0.3% decrease in comparable store sales. In the first nine months of fiscal 2025, net sales increased 4.6% and comparable store sales increased 1.5%.

Comparable store sales for the first nine months of fiscal 2026 declined 0.3%, as compared to an increase of 1.5% in the first nine months of fiscal 2025. Comparable store sales results for the first nine months of fiscal 2026 included a decrease in comparable average transaction count of 1.0%, partially offset by an increase in comparable average ticket value of 0.8%. The decline in comparable store sales was primarily driven by continued softness in big ticket and continued below-average performance in the companion animal category. Performance in these categories was partially offset by strength in seasonal categories, continued strength across the remainder of the Company’s C.U.E. categories, and growth in digital sales.

Sales from new stores and VIP Petcare were $444.7 million for the first nine months of fiscal 2026, which represented 3.8 percentage points of the 3.6% net sales increase over the first nine months of fiscal 2025 net sales. For the first nine months of fiscal 2025, sales from new stores, including Allivet sales, were $338.3 million, which represented 3.0 percentage points of the 4.6% increase over the first nine months of fiscal 2024 net sales.

The following table summarizes store growth for the fiscal nine months ended September 26, 2026 and September 27, 2025:

	Fiscal Nine Months Ended
Store Count Information:	September 26, 2026	September 27, 2025
Tractor Supply
Beginning of period	2,395	2,296
New stores opened	91	68
Stores closed	—	—
End of period	2,486	2,364
Petsense by Tractor Supply
Beginning of period	207	206
New stores opened	3	4
Stores closed	(75)	(4)
End of period	135	206
Consolidated, end of period	2,621	2,570
Stores relocated	4	7

The following table indicates the percentage of net sales represented by each of our major product categories for the fiscal nine months ended September 26, 2026 and September 27, 2025:

	Percent of Net Sales
	Fiscal Nine Months Ended
Product Category:	September 26, 2026	September 27, 2025
Livestock, Equine & Agriculture	29%	29%
Seasonal & Recreation	24	24
Companion Animal	24	24
Truck, Tool & Hardware	15	15
Clothing, Gift & Décor	8	8
Total	100%	100%

Gross profit increased 2.9% to $4.41 billion for the first nine months of fiscal 2026 from $4.28 billion for the first nine months of fiscal 2025. As a percent of net sales, gross margin in the first nine months of fiscal 2026 decreased 25 basis points to 36.6% from 36.9% in the first nine months of fiscal 2025. Gross profit for the first nine months of fiscal 2026 included inventory impairment expense of $5.9 million related to the closure of 74 Petsense stores. On an adjusted basis, gross profit increased 3.0% to $4.41 billion for the first nine months of fiscal 2026. As a percent of net sales, adjusted gross margin in the first nine months of fiscal 2026 decreased 20 basis points to 36.7%. This decline was primarily attributable to higher delivery-related transportation costs and incremental investments to strengthen the Company’s price-value position.

Selling, general and administrative expenses, including depreciation, amortization and impairment, increased 9.2% to $3.40 billion for the first nine months of fiscal 2026 from $3.11 billion for the first nine months of fiscal 2025. As a percent of net sales, SG&A expenses increased 144 basis points to 28.2% in the first nine months of fiscal 2026 from 26.8% for the first nine months of fiscal 2025. The increase in SG&A as a percent of net sales was primarily attributable to deleverage of fixed costs from comparable store sales performance, as well as impairment and other charges of $65.8 million due to the restructuring of the Petsense business and acquisition costs of $9.5 million for the acquisition of VIP Petcare during the first six months of fiscal 2026. On an adjusted basis, SG&A expenses increased 6.7% to $3.33 billion for the first nine months of fiscal 2026.

Operating income for the first nine months of fiscal 2026 decreased 13.8% to $1.01 billion compared to $1.17 billion in the first nine months of fiscal 2025. On an adjusted basis, operating income decreased 6.9% to $1.09 billion.

The effective income tax rate was 21.3% in the first nine months of fiscal 2026 compared to 22.3% in the first nine months of fiscal 2025. The decrease in the effective income tax rate in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 was driven primarily by the income tax benefit associated with the purchase of transferable federal income tax credits, partially offset by permanent differences and other discrete tax items.

Net income for the first nine months of fiscal 2026 decreased 13.7% to $749.9 million, or $1.43 per diluted share, as compared to net income of $868.7 million, or $1.63 per diluted share, for the first nine months of fiscal 2025. On an adjusted basis, net income was $812.7 million, or $1.55 per diluted share, for the first nine months of fiscal 2026.

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
Reconciliation of Non-GAAP Financial Measures
(Unaudited)
(in thousands, except per share)

	Fiscal Nine Months Ended
	September 26, 2026	Impairment and Acquisition Costs (a)	September 26, 2026
	(As Reported)	(Adjustment)	(As Adjusted)
Cost of merchandise sold	$7,635,076	$(5,926)	$7,629,150
Gross profit	$4,408,739	$5,926	$4,414,665
Selling, general and administrative expenses (including depreciation, amortization, and impairment expense)	$3,400,464	$(75,291)	$3,325,173
Operating income	$1,008,275	$81,217	$1,089,492
Income before income taxes	$952,677	$81,217	$1,033,894
Income tax expense	$202,767	$18,433	$221,200
Net income	$749,910	$62,784	$812,694

Diluted net income per share	$1.43	$0.12	$1.55

(a) Impairment and Acquisition Costs are comprised of $5.9 million in inventory impairment charges, $33.2 million in goodwill and intangible asset impairment charges, $32.6 million in other impairment and restructuring charges, and $9.5 million in acquisition costs.

During the first nine months of fiscal 2026, we repurchased approximately 8.9 million shares of the Company’s common stock at a total cost of $341.8 million, excluding the 1% excise tax, as part of our share repurchase program and paid quarterly cash dividends totaling $377.0 million, returning $718.8 million to our stockholders.

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

Debt

The following table summarizes the Company’s outstanding debt as of the dates indicated (in millions):

	September 26, 2026	December 27, 2025	September 27, 2025
5.25% Senior Notes	$750.0	$750.0	$750.0
1.75% Senior Notes	650.0	650.0	650.0
5.20% Senior Notes	500.0	—	—
3.70% Senior Notes	150.0	150.0	150.0
Senior credit facility:
Revolving Credit Facility	200.0	230.0	210.0
Total outstanding borrowings	2,250.0	1,780.0	1,760.0
Less: unamortized debt discounts and issuance costs	(19.7)	(15.0)	(15.8)
Total debt	2,230.3	1,765.0	1,744.2
Less: current portion of long-term debt	—	—	—
Long-term debt	$2,230.3	$1,765.0	$1,744.2

Outstanding letters of credit	$80.7	$78.6	$80.8

For additional information about the Company’s debt and credit facilities, refer to Note 5 to the Consolidated Financial Statements.

Cash Flows Provided by Operating Activities

Operating activities provided net cash of $882.6 million and $1.31 billion in the first nine months of fiscal 2026 and fiscal 2025, respectively. The $427.8 million decrease in net cash provided by operating activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 is due to changes in the following operating activities (in millions):

	Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	Variance
Net income	$749.9	$868.7	$(118.8)
Depreciation and amortization	390.4	366.2	24.2
Impairment expense	62.7	—	62.7
Gain on disposition of property and equipment	(81.8)	(66.0)	(15.8)
Share-based compensation expense	48.8	41.3	7.5
Deferred income taxes	7.2	16.8	(9.6)
Inventories and accounts payable	(267.7)	(92.7)	(175.0)
Prepaid expenses and other current assets	(10.5)	(8.4)	(2.1)
Accrued expenses	156.2	65.3	90.9
Income taxes	(168.5)	57.8	(226.3)
Other, net	(4.0)	61.4	(65.4)
Net cash provided by operating activities	$882.6	$1,310.4	(427.8)
Note: Amounts may not sum to totals due to rounding.

The $427.8 million decrease in net cash provided by operating activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 was primarily driven by the changes in inventories and accounts payable due to higher working capital requirements needed to support inventory levels and new store growth, as well as the change in income taxes, partially offset by the change in accrued expenses. The changes in income taxes and accrued expenses were primarily attributable to the timing of income tax payments and related transferable tax credit transactions in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025, as well as the benefit from provisions under the One Big Beautiful Bill Act in the first nine months of fiscal 2025.

Cash Flows Used in Investing Activities

Investing activities used net cash of $621.4 million and $676.9 million in the first nine months of fiscal 2026 and fiscal 2025, respectively. The $55.5 million decrease in net cash used in investing activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 is due to changes in the following investing activities (in millions):

	Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	Variance
New stores, relocated stores and stores not yet opened	$(259.2)	$(271.5)	$12.3
Existing stores	(199.7)	(165.7)	(34.0)
Information technology	(117.3)	(113.7)	(3.6)
Distribution center capacity and improvements	(73.8)	(71.6)	(2.2)
Corporate and other	(1.6)	(6.7)	5.1
Total capital expenditures	(651.6)	(629.2)	(22.4)
Proceeds from sale of property and equipment	160.1	92.2	67.9
Acquisition of VIP Petcare, net of cash acquired	(129.8)	—	(129.8)
Acquisition of Allivet, net of cash acquired	—	(139.9)	139.9
Net cash used in investing activities	$(621.4)	$(676.9)	$55.5
Note: Amounts may not sum to totals due to rounding.

Capital expenditures for new stores, relocated stores and stores not yet opened in the first nine months of fiscal 2026 represent continued investments in new store openings and the construction of owned, fixed-fee development stores. Capital expenditures for the first nine months of fiscal 2026 included the opening of 91 new Tractor Supply stores compared to 68 new Tractor Supply stores during the first nine months of fiscal 2025. Offsetting the increase in total capital expenditures, proceeds from the sale of property and equipment increased in the first nine months of fiscal 2026 primarily driven by the sale of both new, fixed-fee development stores and existing stores as part of our sale-leaseback program.

Capital expenditures for existing stores represent continued investments in store remodels, including Project Fusion, targeted merchandising and service enhancements, and improvements to store capacity and operating efficiency.

Capital expenditures for information technology represent continued support of our store growth, digital initiatives, and Company-wide strategic initiatives.

Capital expenditures for distribution center capacity and improvements in the first nine months of fiscal 2026 represent the construction of our newest distribution center in Nampa, Idaho, which began operations in the fourth quarter of fiscal 2026.

The Company used net cash of $129.8 million for the acquisition of VIP Petcare in the first nine months of fiscal 2026 and net cash of $139.9 million for the acquisition of Allivet in the first nine months of fiscal 2025.

Our projected capital expenditures, net of sale-leaseback proceeds, for fiscal 2026 are currently estimated to be in the range of approximately $675 million to $700 million. The capital expenditures include a plan to open approximately 100 Tractor Supply stores, continue Project Fusion remodels inclusive of side lot transformations and other enhancements, and continue investing in store and digital technology.

Cash Flows Used in Financing Activities

Financing activities used net cash of $256.5 million and $700.4 million in the first nine months of fiscal 2026 and fiscal 2025, respectively. The $443.9 million decrease in net cash used in financing activities in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025 is due to changes in the following (in millions):

	Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	Variance
Net borrowings and repayments under debt facilities	$470.0	$(90.0)	$560.0
Repurchase of common stock	(342.7)	(244.0)	(98.7)
Cash dividends paid to stockholders	(377.0)	(366.2)	(10.8)
Net proceeds from issuance of common stock	17.4	18.6	(1.2)
Other, net	(24.2)	(18.8)	(5.4)
Net cash used in financing activities	$(256.5)	$(700.4)	$443.9
Note: Amounts may not sum to totals due to rounding.

The $443.9 million decrease in net cash used in financing activities is primarily due to the issuance of the Company’s $500 million 5.20% Senior Notes in the first nine months of fiscal 2026, partially offset by an increase in the repurchase of common stock.

Dividends

During the first nine months of fiscal 2026 and fiscal 2025, the Company's Board of Directors declared the following cash dividends:

Date Declared	Dividend Amount Per Share of Common Stock	Record Date	Date Paid
August 5, 2026	$0.24	August 24, 2026	September 8, 2026
May 13, 2026	$0.24	May 27, 2026	June 9, 2026
February 10, 2026	$0.24	February 24, 2026	March 10, 2026

August 6, 2025	$0.23	August 25, 2025	September 9, 2025
May 14, 2025	$0.23	May 28, 2025	June 10, 2025
February 12, 2025	$0.23	February 26, 2025	March 11, 2025

It is the present intention of the Company’s Board of Directors to continue to pay a quarterly cash dividend; however, the declaration and payment of future dividends will be determined by the Company’s Board of Directors in its sole discretion and will depend upon the earnings, financial condition, and capital needs of the Company, along with any other factors that the Company’s Board of Directors deems relevant.

On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.24 per share of the Company’s outstanding common stock. The dividend will be paid on December 8, 2026 to stockholders of record as of the close of business on November 23, 2026.

Share Repurchase Program

The Company’s Board of Directors has authorized common stock repurchases under a share repurchase program, which was most recently increased by $1.00 billion on February 12, 2025. The total amount authorized under the program, which has been increased from time to time, is currently $7.50 billion, exclusive of any fees, commissions, or other expenses related to such repurchases. The share repurchase program does not have an expiration date. The repurchases may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. Repurchased shares are accounted for at cost and will be held in treasury for future issuance. The program may be limited, temporarily paused, or terminated at any time without prior notice. As of September 26, 2026, the Company had remaining authorization under the share repurchase program of $784.9 million, exclusive of any fees, commissions, or other expenses.

The following table provides the number of shares repurchased, average price paid per share, and total cost of share repurchases pursuant to our publicly announced repurchase plan during the fiscal three and nine months ended September 26, 2026 and September 27, 2025, respectively (in thousands, except per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total number of shares repurchased	2,710	1,270	8,909	4,444
Average price paid per share	$32.66	$59.32	$38.37	$54.73
Total cost of share repurchases (a)	$89,236	$75,904	$344,879	$242,553
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

Significant Contractual Obligations and Commercial Commitments

For a description of the Company’s significant contractual obligations and commercial commitments, refer to Note 12 to the Consolidated Financial Statements included under Part II, Item 8 in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of September 26, 2026, the Company had contractual commitments of approximately $23.8 million related to the onboarding of our newest distribution center in Nampa, Idaho. As of September 26, 2026, there has been no other material change in the information disclosed in the 2025 Form 10-K for the fiscal year ended December 27, 2025.

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

See Note 1 to the Consolidated Financial Statements in our 2025 Form 10-K for a discussion of the Company’s critical accounting policies. The Company’s financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. There have been no changes to our critical accounting policies and estimates as previously disclosed in our 2025 Form 10-K other than the impairment charges recognized in the second quarter of fiscal 2026 related to the restructuring of the Petsense business.

New Accounting Pronouncements

For recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 26, 2026, refer to Note 1 to the Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of the Company’s quantitative and qualitative disclosures about market risks, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” included in our 2025 Form 10-K for the fiscal year ended December 27, 2025. As of September 26, 2026, there has been no material change in this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) as of September 26, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 26, 2026, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchases were made pursuant to the share repurchase program, which is described under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q under the heading “Share Repurchase Program.” Additionally, the Company withholds shares from vested restricted stock units and performance-based restricted share units to satisfy employees’ minimum statutory tax withholding requirements. Stock repurchase activity during the third quarter of fiscal 2026 was as follows:

Period		Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
June 28, 2026 - July 25, 2026	(a)	940,183	$30.58	940,000	$844,630,289
July 26, 2026 - August 22, 2026	(a)	691,930	33.54	674,500	822,017,938
August 23, 2026 - September 26, 2026	(a)	1,095,114	33.91	1,095,000	784,903,045
		2,727,227	$32.67	2,709,500	$784,903,045

(a) The number of shares purchased and average price paid per share include 183, 17,430, and 114 shares withheld from vested stock awards to satisfy employees’ minimum statutory tax withholding requirements for the periods of June 28, 2026 - July 25, 2026, July 26, 2026 - August 22, 2026, and August 23, 2026 - September 26, 2026, respectively.
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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the Company’s three fiscal months ended September 26, 2026, none of the Company’s directors or officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.  Exhibits

Exhibit

4.1
Base Indenture, dated as of October 30, 2020, by and between Tractor Supply Company and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 30, 2020).

4.2
Third Supplemental Indenture, dated as of August 25, 2026, by and between Tractor Supply Company and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 25, 2026)

4.3	Form of 5.200% Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 25, 2026).

10.1*	Form of Non-Qualified Stock Option Agreement under the Tractor Supply Company 2018 Omnibus Incentive Plan (VP and above). +

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL (included in Exhibit 101).

*     Filed herewith
**    Furnished herewith
+    Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRACTOR SUPPLY COMPANY

Date:	November 5, 2026	By:	/s/ Kurt D. Barton
Kurt D. Barton
Executive Vice President - Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

